Form 10-Q
period 2015-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2015-10-29
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 23, 2015, the registrant had outstanding 109,208,000 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$197.5	$269.5
Accounts receivable, net of allowances for doubtful accounts of $4.7 million and $4.8 million as of September 30, 2015 and December 31, 2014, respectively	497.5	603.6
Inventories, net	1,356.1	1,472.8
Prepaid expenses and other current assets	47.5	136.2
Total Current Assets	2,098.6	2,482.1
Property, plant and equipment, net	2,938.2	2,961.8
Cost in excess of net assets acquired	780.2	780.4
Other assets	344.1	358.3
Total Assets	$6,161.1	$6,582.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$367.1	$556.7
Accrued liabilities	329.8	323.2
Deferred income taxes	36.2	62.2
Short term debt and current portion of long-term debt	4.0	17.8
Total Current Liabilities	737.1	959.9
Long-term debt	1,501.6	1,509.1
Accrued postretirement benefits	388.9	415.8
Pension liabilities	713.0	739.3
Deferred income taxes	190.7	80.9
Other long-term liabilities	112.2	156.2
Total Liabilities	3,643.5	3,861.2
Redeemable noncontrolling interest	12.1	12.1
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at September 30, 2015 and December 31, 2014; outstanding-109,208,000 shares at September 30, 2015 and 108,710,914 shares at December 31, 2014	11.0	11.0
Additional paid-in capital	1,158.8	1,164.2
Retained earnings	2,181.7	2,398.9
Treasury stock: 487,171 shares at September 30, 2015 and 984,257 shares at December 31, 2014	(20.4)	(44.3)
Accumulated other comprehensive loss, net of tax	(925.4)	(931.4)
Total ATI stockholders’ equity	2,405.7	2,598.4
Noncontrolling interests	99.8	110.9
Total Equity	2,505.5	2,709.3
Total Liabilities and Equity	$6,161.1	$6,582.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sales	$832.7	$1,069.6	$2,980.7	$3,175.9
Costs and expenses:
Cost of sales	861.4	972.6	2,822.9	2,919.2
Selling and administrative expenses	62.5	68.7	198.0	202.1
Income (loss) before interest, other income and income taxes	(91.2)	28.3	(40.2)	54.6
Interest expense, net	(27.5)	(25.2)	(81.0)	(82.8)
Other income, net	0.8	1.0	2.3	2.9
Income (loss) from continuing operations before income taxes	(117.9)	4.1	(118.9)	(25.3)
Income tax provision (benefit)	23.4	0.5	23.7	(12.4)
Income (loss) from continuing operations	(141.3)	3.6	(142.6)	(12.9)
Loss from discontinued operations, net of tax	—	(0.7)	—	(2.8)
Net income (loss)	(141.3)	2.9	(142.6)	(15.7)
Less: Net income attributable to noncontrolling interests	3.3	3.6	8.4	9.0
Net loss attributable to ATI	$(144.6)	$(0.7)	$(151.0)	$(24.7)

Income (loss) per common share:
Basic
Continuing operations attributable to ATI per common share	$(1.35)	$—	$(1.41)	$(0.20)
Discontinued operations attributable to ATI per common share	—	(0.01)	—	(0.03)
Basic net loss attributable to ATI per common share	$(1.35)	$(0.01)	$(1.41)	$(0.23)

Diluted
Continuing operations attributable to ATI per common share	$(1.35)	$—	$(1.41)	$(0.20)
Discontinued operations attributable to ATI per common share	—	(0.01)	—	(0.03)
Diluted net loss attributable to ATI per common share	$(1.35)	$(0.01)	$(1.41)	$(0.23)
Dividends declared per common share	$0.18	$0.18	$0.54	$0.54

Amounts attributable to ATI common stockholders:
Loss from continuing operations, net of tax	$(144.6)	$—	$(151.0)	$(21.9)
Loss from discontinued operations, net of tax	—	(0.7)	—	(2.8)
Net loss	$(144.6)	$(0.7)	$(151.0)	$(24.7)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(141.3)	$2.9	$(142.6)	$(15.7)
Currency translation adjustment
Unrealized net change arising during the period	(16.2)	(16.6)	(18.7)	(12.2)
Unrealized holding gain on securities
Net gain (loss) arising during the period	—	—	(0.1)	0.1
Derivatives
Net derivatives gain (loss) on hedge transactions	(26.8)	28.0	(18.7)	50.1
Reclassification to net loss of net realized gain	(3.3)	(2.6)	(8.1)	(1.0)
Income taxes on derivative transactions	(11.6)	9.8	(10.3)	18.9
Total	(18.5)	15.6	(16.5)	30.2
Postretirement benefit plans
Amortization of net actuarial loss	18.8	22.1	56.2	66.1
Prior service cost
Amortization to net loss of net prior service cost (credits)	1.5	(0.2)	4.5	(0.5)
Income taxes on postretirement benefit plans	7.8	8.5	23.2	25.3
Total	12.5	13.4	37.5	40.3
Other comprehensive income (loss), net of tax	(22.2)	12.4	2.2	58.4
Comprehensive income (loss)	(163.5)	15.3	(140.4)	42.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.8)	5.4	4.6	7.8
Comprehensive income (loss) attributable to ATI	$(162.7)	$9.9	$(145.0)	$34.9
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating Activities:
Net loss	$(142.6)	$(15.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	141.4	131.6
Deferred taxes	9.6	15.0
Changes in operating assets and liabilities:
Inventories	116.7	(88.6)
Accounts receivable	106.1	(89.9)
Accounts payable	(189.7)	8.0
Retirement benefits	7.9	19.3
Accrued income taxes	61.0	(25.1)
Accrued liabilities and other	(1.5)	7.2
Cash provided by (used in) operating activities	108.9	(38.2)
Investing Activities:
Purchases of property, plant and equipment	(99.5)	(157.5)
Purchases of businesses, net of cash acquired	(0.5)	(92.5)
Asset disposals and other	—	1.9
Cash used in investing activities	(100.0)	(248.1)
Financing Activities:
Payments on long-term debt and capital leases	(23.3)	(414.7)
Net borrowings under credit facilities	1.7	—
Dividends paid to stockholders	(57.9)	(57.8)
Exercises of stock options and other	—	0.1
Shares repurchased for income tax withholding on share-based compensation	(1.4)	(3.9)
Cash used in financing activities	(80.9)	(476.3)
Decrease in cash and cash equivalents	(72.0)	(762.6)
Cash and cash equivalents at beginning of period	269.5	1,026.8
Cash and cash equivalents at end of period	$197.5	$264.2
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2013	$11.0	$1,185.9	$2,490.1	$(79.6)	$(713.2)	$100.5	$2,994.7
Net income (loss)	—	—	(24.7)	—	—	9.1	(15.6)
Other comprehensive income (loss)	—	—	—	—	59.6	(1.2)	58.4
Cash dividends on common stock ($0.54 per share)	—	—	(57.8)	—	—	—	(57.8)
Conversion of convertible notes	—	—	(0.5)	5.5	—	—	5.0
Employee stock plans	—	(24.0)	(10.7)	29.6	—	—	(5.1)
Balance, September 30, 2014	$11.0	$1,161.9	$2,396.4	$(44.5)	$(653.6)	$108.4	$2,979.6
Balance, December 31, 2014	$11.0	$1,164.2	$2,398.9	$(44.3)	$(931.4)	$110.9	$2,709.3
Net income (loss)	—	—	(151.0)	—	—	8.4	(142.6)
Other comprehensive income (loss)	—	—	—	—	6.0	(3.8)	2.2
Cash dividends on common stock ($0.54 per share)	—	—	(57.9)	—	—	—	(57.9)
Dividends to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Redeemable noncontrolling interest	—	—	(0.3)	—	—	0.3	—
Employee stock plans	—	(5.4)	(8.0)	23.9	—	—	10.5
Balance, September 30, 2015	$11.0	$1,158.8	$2,181.7	$(20.4)	$(925.4)	$99.8	$2,505.5
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
In 2013, the Company sold or announced closures of certain businesses that are reported as discontinued operations. Remaining closure activities were completed in 2014. Financial results for discontinued operations for the three and nine months ended September 30, 2014 were sales of $3.3 million and $14.9 million, respectively, and pretax losses of $0.5 million and $3.5 million, respectively.
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
Pending Accounting Pronouncements

In July 2015, the FASB issued changes to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new inventory measurement requirements are effective for the Company’s 2017 fiscal year, and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework. This change in the measurement of inventory does not apply to inventory valued on a LIFO basis, which is the accounting basis used for most of the Company’s inventory.  The adoption of these changes is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for the Company beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. The Company plans to adopt this new guidance in the fourth quarter of fiscal year 2015. As of September 30, 2015 and December 31, 2014, the Company had $9.8 million and $10.9 million, respectively, of debt issuance costs reported as assets on the consolidated balance sheet that will be reclassified to a reduction of the carrying amount of the debt liability upon the Company’s adoption of this new guidance. In August 2015, the FASB issued additional guidance on presentation of debt issuance costs specifically related to line-of-credit arrangements. This guidance indicated no objection to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As such, the Company will continue to present such costs, as it does today, as an asset.

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
Note 2. Inventories
Inventories at September 30, 2015 and December 31, 2014 were as follows (in millions):

	September 30, 2015	December 31, 2014
Raw materials and supplies	$235.0	$249.3
Work-in-process	1,052.2	1,184.1
Finished goods	190.0	172.2
Total inventories at current cost	1,477.2	1,605.6
Adjustment from current cost to LIFO cost basis	85.1	4.8
Inventory valuation reserves	(152.9)	(68.8)
Progress payments	(53.3)	(68.8)
Total inventories, net	$1,356.1	$1,472.8
Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $80.3 million for the first nine months of 2015, which was offset by an $80.3 million increase in cost of sales for the change in net realizable value reserves on the carrying value of LIFO-based inventory. The first nine months of 2014 results included a $47.9 million increase in cost of sales from using the LIFO costing methodology, which was offset by a $35.0 million decrease in costs of sales for the reduction in net realizable value reserves on the carrying value of LIFO-based inventory. The first nine months of 2015 and 2014 results included $16.6 million and $18.3 million, respectively, in inventory valuation charges related to the market-based valuation of industrial titanium products.
Note 3. Property, Plant and Equipment
Property, plant and equipment at September 30, 2015 and December 31, 2014 was as follows (in millions):

	September 30, 2015	December 31, 2014
Land	$30.3	$30.2
Buildings	1,048.2	1,048.9
Equipment and leasehold improvements	3,792.4	3,702.5
	4,870.9	4,781.6
Accumulated depreciation and amortization	(1,932.7)	(1,819.8)
Total property, plant and equipment, net	$2,938.2	$2,961.8
The construction in progress portion of property, plant and equipment at September 30, 2015 was $73.7 million.

Note 4. Debt
Debt at September 30, 2015 and December 31, 2014 was as follows (in millions):

	September 30, 2015	December 31, 2014
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (b)	—	11.9
ATI Ladish Series C 6.41% Notes due 2015 (c)	—	10.3
U.S. revolving credit facilities	—	—
Foreign credit facilities	1.7	—
Industrial revenue bonds, due through 2020, and other	3.9	4.7
Total short-term and long-term debt	1,505.6	1,526.9
Short-term debt and current portion of long-term debt	4.0	17.8
Total long-term debt	$1,501.6	$1,509.1

(a)	Bearing interest at 6.625% effective February 15, 2015.

(b)	Includes fair value adjustments of $0.4 million at December 31, 2014.

(c)	Includes fair value adjustments of $0.3 million at December 31, 2014.

During the first quarter of 2015, Standard & Poor’s (“S&P”) downgraded the Company’s credit rating one notch to BB+ from BBB-, and during the third quarter of 2015, Moody’s downgraded the Company’s credit rating one notch to Ba2 from Ba1. These downgrades resulted in an increase of the interest rate on the Senior Notes due 2023 (the “2023 Notes”) from 6.125% as of December 31, 2014 to 6.625% effective with the interest period beginning February 15, 2015.
Additionally, on October 23, 2015, S&P downgraded the Company’s credit rating two notches, to BB-. This downgrade will result in an increase to the interest rate on the 2023 Notes to 7.125%, effective for the interest period beginning August 16, 2015, and represents an additional $2.5 million of interest expense measured on an annual basis. Future downgrades of the Company’s credit ratings by S&P or Moody’s could result in additional increases to the interest cost with respect to the 2023 Notes. Each notch of credit rating downgrade increases interest expense by 0.25% on the 2023 Notes, up to a maximum 4 notches for each of the two credit rating agencies, or a total 2.0% potential interest rate change, of which 1.25% has now occurred following the October 23, 2015 S&P credit rating change.
During the third quarter of 2015, the Company prepaid $5.7 million in aggregate principal amount of its 6.14% ATI Ladish Series B senior notes due May 16, 2016 (the “Series B Notes”), representing all of the remaining outstanding Series B Notes. Also during the third quarter of 2015, the Company repaid the $10.0 million aggregate principal amount of its outstanding 6.41% ATI Ladish Series C senior notes, due September 2, 2015 (the “Series C Notes”). The Series B and C Notes were assumed by the Company in the 2011 Ladish acquisition.
On September 23, 2015, the Company entered into a $400 million Asset Based Lending (“ABL”) Revolving Credit Facility, which includes a letter of credit sub-facility of up to $200 million. The ABL facility replaces a $400 million revolving credit facility originally entered into on July 31, 2007 (as amended, the “Prior Credit Facility”). Costs associated with entering into the ABL facility were $1.3 million, and are being amortized to interest expense over the 5-year term of the facility. The ABL facility matures in September 2020 and is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. Compared to the Prior Credit Facility, the ABL facility contains no leverage or interest coverage ratios but does contain a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred or if the undrawn availability under ABL facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount or (ii) $40.0 million. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019, and such liquidity is available until the notes are paid in full or refinanced. There was no impact on the Company’s outstanding debt as a result of the ABL facility. There were no outstanding borrowings made under the ABL facility as of September 30, 2015, although approximately $4.6 million has been utilized to support the issuance of letters of credit. Average borrowings under the Prior Credit Facility for the first nine months of 2015 were $49.2 million, bearing an average annual interest rate of 2.4%.
The Company has an additional separate credit facility for the issuance of letters of credit. As of September 30, 2015, $32 million in letters of credit were outstanding under this facility.
Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, has a separate $20 million revolving credit facility entered into in April 2015. Borrowings under the STAL revolving credit facility are in U.S. dollars based on U.S. interbank offered rates. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2015, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 27 million pounds of nickel with hedge dates through 2020. The aggregate notional amount hedged is approximately 25% of a single year’s estimated nickel raw material purchase requirements.
At September 30, 2015, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 95% of its annual forecasted domestic requirements for 2015, approximately 90% for 2016, approximately 55% for 2017, and approximately 15% for 2018.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. At September 30, 2015, the Company held euro forward sales contracts designated as hedges with a notional value of approximately 257 million euro with maturity dates through June 2018, including approximately 54 million euro with maturities in 2015. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
During the first nine months of 2015, the Company net settled 222.5 million euro notional value of foreign currency forward contracts designated as cash flow hedges with 2015 and 2016 maturity dates, receiving cash proceeds of $51 million which is reported in cash provided by operating activities on the consolidated cash flow statement. Deferred gains on these settled cash flow hedges currently recognized in accumulated other comprehensive income will be reclassified to earnings when the underlying transactions occur. The Company subsequently entered into 211 million euro notional value of foreign currency forward contracts designated as fair value hedges in the first nine months of 2015, all with 2015 and 2016 maturity dates and of which 130.5 million euro notional was outstanding as of September 30, 2015. The Company recorded a $1.8 million charge and $5.6 million benefit in costs of sales on the consolidated statement of operations in the third quarter and nine months ended September 30, 2015, respectively, for mark-to-market changes on these fair value hedges.

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

(In millions) Asset derivatives	Balance sheet location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$12.3	$23.6
Nickel and other raw material contracts	Prepaid expenses and other current assets	—	1.1
Foreign exchange contracts	Other assets	18.1	28.3
Nickel and other raw material contracts	Other assets	—	0.5
Total derivatives designated as hedging instruments		30.4	53.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	6.4
Total derivatives not designated as hedging instruments		—	6.4
Total asset derivatives		$30.4	$59.9
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$13.6	$10.2
Nickel and other raw material contracts	Accrued liabilities	19.6	5.8
Foreign exchange contracts	Accrued liabilities	0.6	—
Electricity contracts	Accrued liabilities	—	0.1
Natural gas contracts	Other long-term liabilities	9.4	7.9
Nickel and other raw material contracts	Other long-term liabilities	19.8	3.0
Foreign exchange contracts	Other long-term liabilities	0.3	—
Total derivatives designated as hedging instruments		63.3	27.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	1.1	—
Total derivatives not designated as hedging instruments		1.1	—
Total liability derivatives		$64.4	$27.0
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
Assuming market prices remain constant with those at September 30, 2015, a loss of $13.2 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2015 and 2014 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Hedging Relationships	2015	2014	2015	2014	2015	2014
Nickel and other raw material contracts	$(13.5)	$(4.7)	$(2.4)	$1.3	$—	$—
Natural gas contracts	(3.7)	(3.0)	(1.6)	—	—	—
Electricity contracts	—	(0.2)	—	(0.1)	—	—
Foreign exchange contracts	0.7	25.1	6.0	0.4	—	—
Total	$(16.5)	$17.2	$2.0	$1.6	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Hedging Relationships	2015	2014	2015	2014	2015	2014
Nickel and other raw material contracts	$(26.6)	$5.4	$(7.0)	$0.5	$—	$—
Natural gas contracts	(9.5)	(1.7)	(6.4)	2.4	—	—
Electricity contracts	—	0.6	(0.1)	0.4	—	—
Foreign exchange contracts	24.6	26.5	18.5	(2.7)	—	—
Total	$(11.5)	$30.8	$5.0	$0.6	$—	$—

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
During the first quarter of 2015, the Company net settled 40.3 million euro notional value of foreign currency forward contracts that were not designated as hedges, receiving cash proceeds of $11.8 million which is reported in cash provided by operating activities on the consolidated cash flow statement. The Company also entered into 33 million euro notional value of foreign currency forward contracts not designated as hedges in the first quarter of 2015, of which 32 million euro notional value are outstanding as of September 30, 2015, with maturity dates into the third quarter of 2016.
Derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Three months ended September 30,		Nine months ended September 30,
as Hedging Instruments	2015	2014	2015	2014
Foreign exchange contracts	$—	$3.1	$3.0	$4.2
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.

Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2015 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$197.5	$197.5	$197.5	$—
Derivative financial instruments:
Assets	30.4	30.4	—	30.4
Liabilities	64.4	64.4	—	64.4
Debt	1,505.6	1,404.4	1,398.8	5.6
The estimated fair value of financial instruments at December 31, 2014 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$269.5	$269.5	$269.5	$—
Derivative financial instruments:
Assets	59.9	59.9	—	59.9
Liabilities	27.0	27.0	—	27.0
Debt	1,526.9	1,616.0	1,589.1	26.9
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
For the three month periods ended September 30, 2015 and 2014, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Service cost - benefits earned during the year	$5.7	$7.3	$0.7	$0.7
Interest cost on benefits earned in prior years	30.3	33.4	4.4	6.0
Expected return on plan assets	(42.1)	(46.1)	—	(0.1)
Amortization of prior service cost (credit)	0.3	0.6	1.2	(0.8)
Amortization of net actuarial loss	15.1	18.5	3.7	3.6
Total retirement benefit expense	$9.3	$13.7	$10.0	$9.4
For the nine month periods ended September 30, 2015 and 2014, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost - benefits earned during the year	$17.1	$22.0	$2.1	$2.1
Interest cost on benefits earned in prior years	90.8	100.2	13.4	18.0
Expected return on plan assets	(126.2)	(138.2)	—	(0.2)
Amortization of prior service cost (credit)	0.9	1.8	3.6	(2.3)
Amortization of net actuarial loss	45.3	55.5	10.9	10.6
Termination benefits	—	0.3	—	—
Total retirement benefit expense	$27.9	$41.6	$30.0	$28.2
Other postretirement benefit costs for a defined contribution plan were $0.7 million and $2.0 million for the three and nine months ended September 30, 2014, respectively.
Note 8. Income Taxes
The provision for income taxes for the third quarter 2015 was $23.4 million, which includes a $63.9 million valuation allowance on a portion of the Company’s deferred tax assets with future expiration dates. Through the nine months ended September 30, 2015, the Company's results reflected a three year cumulative loss from U.S. operations; prior thereto, the Company's historical results reflected a three year cumulative profit. The three year cumulative loss limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. As a result of this assessment, the Company established a valuation allowance during the three month period ended September 30, 2015. The non-cash charge was comprised of a $56.6 million valuation allowance for certain state and federal tax benefits recognized in prior years, and a $7.3 million valuation allowance recorded as part of the current year’s effective tax rate, representing approximately a 6% tax rate impact. Third quarter 2014 results included a provision for income taxes of $0.5 million, which included discrete tax benefits of $3.4 million primarily associated with adjustments to prior years’ and foreign taxes.

For the nine months ended September 30, 2015, the provision for income taxes was $23.7 million, compared to a benefit for income taxes of $12.4 million for the 2014 comparable period. In addition to the valuation allowance discussed above, the income tax rate in 2015 and 2014 is also impacted by the Company’s inability to use the federal domestic manufacturing deduction tax benefit due to net operating loss carryforwards. Year to date results for 2015 included discrete tax expense of $57.9 million, primarily due to the $63.9 million valuation allowance discussed above. The prior year to date period included discrete tax benefits of $7.8 million, primarily associated with adjustments to prior years’ and foreign taxes. A federal income tax refund of $59.9 million was received in the first quarter of 2015. Also in 2015, the Company resolved various uncertain tax position matters related to temporary differences which resulted in $60.9 million of the long-term liability for uncertain tax positions as of December 31, 2014 being reclassified to a deferred tax liability.
Note 9. Business Segments
The Company operates in two business segments: High Performance Materials & Components and Flat Rolled Products. Effective with the third quarter 2015, the Company changed its method of determining business unit performance as internally reported to its senior management, CEO, and Board of Directors. Segment operating results are now reported excluding all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance.
Additionally, segment operating results are now measured including all retirement benefit expense attributable to the business unit, for both current and former employees. Previously, the Company excluded defined benefit pension expense and all defined benefit and defined contribution postretirement medical and life insurance expense from segment operating profit. This change better aligns comparative operating performance following the 2014 U.S. defined benefit pension freeze for all non-represented employees and the change in 2015 to a company-wide defined contribution retirement plan structure. Under the Company’s previous reporting methodology, defined contribution retirement plan expense remained in segment operating results whereas defined benefit plan costs were excluded. Operating results for business segments, corporate and closed company and other expenses now include all applicable retirement benefit plan costs for pension and other postretirement benefits.
For the three and nine month periods ended September 30, 2015 and 2014, the amount of defined benefit pension expense and all defined benefit and defined contribution postretirement medical and life insurance expense included in business segment results, corporate expense and closed company and other expenses was as follows:

(in millions)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
High Performance Materials & Components	$3.0	$5.1	$9.1	$15.6
Flat Rolled Products	14.7	15.6	44.1	46.8
Total	17.7	20.7	53.2	62.4
Corporate expenses	1.0	1.3	2.9	4.0
Closed company and other expenses	0.6	1.8	1.7	5.4
Total retirement benefit expense	$19.3	$23.8	$57.8	$71.8
Management considers these changes to be a more useful method of measuring business unit financial performance based on changes to retirement benefit plans and the impact of the Company’s aggregate net debit LIFO position. The segment results below reflect these changes for all periods presented.
The measure of segment operating profit also excludes income taxes, corporate expenses, net interest expense, closed company expenses and restructuring costs, if any. Discontinued operations are also excluded. Management believes segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total sales:
High Performance Materials & Components	$490.1	$527.1	$1,588.5	$1,562.6
Flat Rolled Products	377.8	587.0	1,516.0	1,747.1
	867.9	1,114.1	3,104.5	3,309.7
Intersegment sales:
High Performance Materials & Components	15.4	19.4	59.9	56.4
Flat Rolled Products	19.8	25.1	63.9	77.4
	35.2	44.5	123.8	133.8
Sales to external customers:
High Performance Materials & Components	474.7	507.7	1,528.6	1,506.2
Flat Rolled Products	358.0	561.9	1,452.1	1,669.7
	$832.7	$1,069.6	$2,980.7	$3,175.9
Operating profit (loss):
High Performance Materials & Components	$18.8	$53.8	$136.1	$162.5
Flat Rolled Products	(91.8)	6.1	(121.8)	(32.7)
Total operating profit (loss)	(73.0)	59.9	14.3	129.8
LIFO and net realizable value reserves	(0.2)	(10.0)	—	(12.9)
Corporate expenses	(10.7)	(11.4)	(33.6)	(37.3)
Closed company and other expenses	(6.5)	(9.2)	(18.6)	(22.1)
Interest expense, net	(27.5)	(25.2)	(81.0)	(82.8)
Income (loss) from continuing operations before income taxes	$(117.9)	$4.1	$(118.9)	$(25.3)
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
The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value is adjusted through retained earnings. The adjustment to the carrying amount for the nine months ended September 30, 2015 reduced retained earnings by $0.3 million. The Company applied the two-class method of calculating earnings per share, and as such this adjustment to the carrying amount was reflected in earnings per share. The redeemable noncontrolling interest was $12.1 million as of September 30, 2015 and December 31, 2014, which was unchanged from the acquisition date value.

Note 11. Per Share Information
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Three months ended		Nine months ended
(In millions, except per share amounts)	September 30,		September 30,
	2015	2014	2015	2014
Numerator for basic loss from continuing operations per common share –
Loss from continuing operations attributable to ATI	$(144.6)	$—	$(151.0)	$(21.9)
Redeemable noncontrolling interest (Note 10)	(0.2)	—	(0.3)	—
Numerator for diluted loss from continuing operations per common share –
Loss from continuing operations available to ATI after assumed conversions	$(144.8)	$—	$(151.3)	$(21.9)
Denominator for basic net loss per common share – weighted average shares	107.3	107.2	107.3	107.1
Effect of dilutive securities:
Share-based compensation	—	0.8	—	—
4.25% Convertible Notes due 2014	—	—	—	—
Denominator for diluted net loss per common share – adjusted weighted average shares assuming conversions	107.3	108.0	107.3	107.1
Basic loss from continuing operations attributable to ATI per common share	$(1.35)	$—	$(1.41)	$(0.20)
Diluted loss from continuing operations attributable to ATI per common share	$(1.35)	$—	$(1.41)	$(0.20)
Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes (prior to maturity on June 2, 2014) and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 0.8 million and 0.9 million anti-dilutive shares for the three and nine month periods ended September 30, 2015, respectively, and 6.0 million anti-dilutive shares for the nine month period ended September 30, 2014. There were no anti-dilutive shares for three months ended September 30, 2014.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$5.4	$6.9	$185.2	$—	$197.5
Accounts receivable, net	0.1	125.2	372.2	—	497.5
Intercompany notes receivable	—	—	2,561.0	(2,561.0)	—
Inventories, net	—	303.8	1,052.3	—	1,356.1
Prepaid expenses and other current assets	5.4	4.9	37.2	—	47.5
Total current assets	10.9	440.8	4,207.9	(2,561.0)	2,098.6
Property, plant and equipment, net	2.3	1,557.2	1,378.7	—	2,938.2
Cost in excess of net assets acquired	—	126.6	653.6	—	780.2
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,150.7	37.7	—	(6,188.4)	—
Other assets	22.7	33.8	287.6	—	344.1
Total assets	$6,186.6	$2,196.1	$6,727.8	$(8,949.4)	$6,161.1
Liabilities and stockholders’ equity:
Accounts payable	$5.2	$160.7	$201.2	$—	$367.1
Accrued liabilities	35.4	84.7	209.7	—	329.8
Intercompany notes payable	1,386.6	1,174.4	—	(2,561.0)	—
Deferred income taxes	36.2	—	—	—	36.2
Short-term debt and current portion of long-term debt	0.6	0.1	3.3	—	4.0
Total current liabilities	1,464.0	1,419.9	414.2	(2,561.0)	737.1
Long-term debt	1,350.8	150.2	0.6	—	1,501.6
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	248.2	140.7	—	388.9
Pension liabilities	654.9	5.6	52.5	—	713.0
Deferred income taxes	190.7	—	—	—	190.7
Other long-term liabilities	20.7	20.9	70.6	—	112.2
Total liabilities	3,681.1	2,044.8	678.6	(2,761.0)	3,643.5
Redeemable noncontrolling interest	—	—	12.1	—	12.1
Total stockholders’ equity	2,505.5	151.3	6,037.1	(6,188.4)	2,505.5
Total liabilities and stockholders’ equity	$6,186.6	$2,196.1	$6,727.8	$(8,949.4)	$6,161.1

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended September 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$286.3	$546.4	$—	$832.7
Cost of sales	9.2	363.5	488.7	—	861.4
Selling and administrative expenses	22.9	9.3	30.3	—	62.5
Income (loss) before interest, other income and income taxes	(32.1)	(86.5)	27.4	—	(91.2)
Interest income (expense), net	(29.5)	(12.6)	14.6	—	(27.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	(56.3)	0.2	0.7	56.2	0.8
Income (loss) from continuing operations before income tax provision (benefit)	(117.9)	(98.9)	42.7	56.2	(117.9)
Income tax provision (benefit)	23.4	(35.1)	11.0	24.1	23.4
Income (loss) from continuing operations	(141.3)	(63.8)	31.7	32.1	(141.3)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(141.3)	(63.8)	31.7	32.1	(141.3)
Less: Net income attributable to noncontrolling interests	—	—	3.3	—	3.3
Net income (loss) attributable to ATI	$(141.3)	$(63.8)	$28.4	$32.1	$(144.6)
Comprehensive income (loss) attributable to ATI	$(163.5)	$(60.5)	$16.7	$44.6	$(162.7)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,231.5	$1,749.2	$—	$2,980.7
Cost of sales	22.0	1,296.5	1,504.4	—	2,822.9
Selling and administrative expenses	70.1	30.4	97.5	—	198.0
Income (loss) before interest, other income and income taxes	(92.1)	(95.4)	147.3	—	(40.2)
Interest income (expense), net	(86.1)	(37.3)	42.4	—	(81.0)
Other income (loss) including equity in income of unconsolidated subsidiaries	59.3	0.8	1.8	(59.6)	2.3
Income (loss) from continuing operations before income tax provision (benefit)	(118.9)	(131.9)	191.5	(59.6)	(118.9)
Income tax provision (benefit)	23.7	(46.3)	67.4	(21.1)	23.7
Income (loss) from continuing operations	(142.6)	(85.6)	124.1	(38.5)	(142.6)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(142.6)	(85.6)	124.1	(38.5)	(142.6)
Less: Net income attributable to noncontrolling interests	—	—	8.4	—	8.4
Net income (loss) attributable to ATI	$(142.6)	$(85.6)	$115.7	$(38.5)	$(151.0)
Comprehensive income (loss) attributable to ATI	$(140.4)	$(76.0)	$101.9	$(30.5)	$(145.0)

Condensed Statements of Cash Flows
For the nine months ended September 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(61.3)	$(171.1)	$341.3	$—	$108.9
Investing Activities:
Purchases of property, plant and equipment	(0.1)	(45.0)	(54.4)	—	(99.5)
Purchases of businesses, net of cash acquired	—	—	(0.5)	—	(0.5)
Net receipts/(payments) on intercompany activity	—	—	(333.3)	333.3	—
Asset disposals and other	—	0.2	(0.2)	—	—
Cash flows provided by (used in) investing activities	(0.1)	(44.8)	(388.4)	333.3	(100.0)
Financing Activities:
Payments on long-term debt and capital leases	(0.4)	(0.1)	(22.8)	—	(23.3)
Net receipts/(payments) on intercompany activity	124.2	209.1	—	(333.3)	—
Dividends paid to stockholders	(57.9)	—	—	—	(57.9)
Other	(1.3)	—	1.6	—	0.3
Cash flows provided by (used in) financing activities	64.6	209.0	(21.2)	(333.3)	(80.9)
Increase (decrease) in cash and cash equivalents	$3.2	$(6.9)	$(68.3)	$—	$(72.0)

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
Note 13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended September 30, 2015 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, June 30, 2015		$(906.5)		$(19.0)		$(0.1)		$18.3	$(907.3)
OCI before reclassifications		—		(12.1)		—		(16.5)	(28.6)
Amounts reclassified from AOCI	(a)	12.5	(b)	—	(b)	—	(c)	(2.0)	10.5
Net current-period OCI		12.5		(12.1)		—		(18.5)	(18.1)
Balance, September 30, 2015		$(894.0)		$(31.1)		$(0.1)		$(0.2)	$(925.4)
Attributable to noncontrolling interests:
Balance, June 30, 2015		$—	$	$25.3		$—		$—	$25.3
OCI before reclassifications		—		(4.1)		—		—	(4.1)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(4.1)		—		—	(4.1)
Balance, September 30, 2015		$—		$21.2		$—		$—	$21.2

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the nine month period ended September 30, 2015 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2014		$(931.5)		$(16.2)		$—		$16.3	$(931.4)
OCI before reclassifications		—		(14.9)		(0.1)		(11.5)	(26.5)
Amounts reclassified from AOCI	(a)	37.5	(b)	—	(b)	—	(c)	(5.0)	32.5
Net current-period OCI		37.5		(14.9)		(0.1)		(16.5)	6.0
Balance, September 30, 2015		$(894.0)		$(31.1)		$(0.1)		$(0.2)	$(925.4)
Attributable to noncontrolling interests:
Balance, December 31, 2014		$—	$	$25.0		$—		$—	$25.0
OCI before reclassifications		—		(3.8)		—		—	(3.8)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.8)		—		—	(3.8)
Balance, September 30, 2015		$—		$21.2		$—		$—	$21.2

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 5).

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended September 30, 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, June 30, 2014		$(692.0)		$22.7		$0.1		$5.0	$(664.2)
OCI before reclassifications		—		(18.4)		—		17.2	(1.2)
Amounts reclassified from AOCI	(a)	13.4	(b)	—	(b)	—	(c)	(1.6)	11.8
Net current-period OCI		13.4		(18.4)		—		15.6	10.6
Balance, September 30, 2014		$(678.6)		$4.3		$0.1		$20.6	$(653.6)
Attributable to noncontrolling interests:
Balance, June 30, 2014		$—		$24.1		$—		$—	$24.1
OCI before reclassifications		—		1.8		—		—	1.8
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		1.8		—		—	$1.8
Balance, September 30, 2014		$—		$25.9		$—		$—	$25.9

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the nine month period ended September 30, 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2013		$(718.9)		$15.3		$—		$(9.6)	$(713.2)
OCI before reclassifications		—		(11.0)		0.1		30.8	19.9
Amounts reclassified from AOCI	(a)	40.3	(b)	—	(b)	—	(c)	(0.6)	39.7
Net current-period OCI		40.3		(11.0)		0.1		30.2	59.6
Balance, September 30, 2014		$(678.6)		$4.3		$0.1		$20.6	$(653.6)
Attributable to noncontrolling interests:
Balance, December 31, 2013		$—		$27.1		$—		$—	$27.1
OCI before reclassifications		—		(1.2)		—		—	(1.2)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.2)		—		—	$(1.2)
Balance, September 30, 2014		$—		$25.9		$—		$—	$25.9

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 5).

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended September 30, 2015	Three months ended September 30, 2014		Nine months ended September 30, 2015	Nine months ended September 30, 2014		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$(1.5)	$0.2	(a)	$(4.5)	$0.5	(a)
Actuarial losses	(18.8)	(22.1)	(a)	(56.2)	(66.1)	(a)
	(20.3)	(21.9)	(c)	(60.7)	(65.6)	(c)	Total before tax
	(7.8)	(8.5)		(23.2)	(25.3)		Tax provision (benefit)
	$(12.5)	$(13.4)		$(37.5)	$(40.3)		Net of tax
Derivatives
Nickel and other raw material contracts	$(3.9)	$2.1	(b)	$(11.4)	$0.8	(b)
Natural gas contracts	(2.6)	—	(b)	(10.4)	3.9	(b)
Electricity contracts	—	(0.1)	(b)	(0.2)	0.7	(b)
Foreign exchange contracts	9.8	0.6	(b)	30.1	(4.4)	(b)
	3.3	2.6	(c)	8.1	1.0	(c)	Total before tax
	1.3	1.0		3.1	0.4		Tax provision (benefit)
	$2.0	$1.6		$5.0	$0.6		Net of tax

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
At September 30, 2015, the Company’s reserves for environmental remediation obligations totaled approximately $16 million, of which $9 million was included in other current liabilities. The reserve includes estimated probable future costs of $4 million for federal Superfund and comparable state-managed sites; $10 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Note 15. Subsequent Event
On October 15, 2015, in response to business conditions, the Company commenced a reduction in force among salaried employees within the High Performance Materials & Components segment and the ATI Corporate office. A charge of approximately $6 million will be recognized in the fourth quarter 2015 for severance and other post-employment benefits arising from the reduction in force. The $6 million in cash costs for the termination benefits will be paid over a period of up to 12 months.

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
Our third quarter 2015 results from continuing operations were sales of $832.7 million and a loss from continuing operations before tax of $117.9 million, or (14.2)% of sales, compared to sales of $1.07 billion and income from continuing operations before tax of $4.1 million, or 0.4% of sales, for the third quarter 2014. Rapidly falling raw material prices, primarily for nickel, resulted in a $75.8 million pretax LIFO inventory valuation reserve benefit in third quarter 2015 results. This benefit was offset by a $76.0 million pretax non-cash charge for net realizable value (NRV) inventory reserves, which are required to offset ATI’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. Results in the prior year’s third quarter include $10.0 million of LIFO inventory valuation reserve expense, with no NRV impacts. Third quarter 2015 results also include a $63.9 million income tax valuation allowance, net of tax, on a portion of ATI’s deferred tax assets as a result of a three year cumulative loss from U.S. operations. Third quarter 2015 net loss attributable to ATI was $144.6 million, or $(1.35) per share, compared to breakeven net income attributable to ATI for the third quarter 2014.
For the nine months ended September 30, 2015, results from continuing operations were sales of $2.98 billion and a loss from continuing operations before tax of $118.9 million or (4.0)%, compared to sales of $3.18 billion and a loss from continuing operations before tax of $25.3 million, or (0.8)% of sales, for the first nine months of 2014. Year to date 2015 results include $80.3 million of LIFO inventory valuation reserve benefit, and an offsetting $80.3 million NRV inventory reserve charge. Nine month 2015 results were a net loss attributable to ATI of $151.0 million, or $(1.41) per share, including the $63.9 million deferred tax valuation allowance, compared to a net loss attributable to ATI of $21.9 million, or $(0.20) per share for the nine months ended September 30, 2014.
Effective with the third quarter 2015, we changed our method of determining business unit performance as internally reported to senior management, the CEO, and our Board of Directors. All comparative results for prior periods also reflect this reporting change. Segment results now exclude all effects of LIFO inventory accounting and any related changes in NRV reserves currently required to offset the Company’s aggregate net debit LIFO valuation balance. This unusual situation of a LIFO balance that increases inventory value over replacement cost has developed over the past several years due to significant declines in most raw material values.
Additionally, segment operating profit is now measured including all retirement benefit expense attributable to our business units, for both current and former employees. Previously, ATI excluded defined benefit pension expense and all defined benefit and defined contribution postretirement medical and life insurance expense from segment operating profit. This change better aligns comparative operating performance following the 2014 U.S. defined benefit pension freeze for all non-represented employees and the change in 2015 to a company-wide defined contribution retirement plan structure. Under our previous reporting methodology, defined contribution retirement plan expense remained in segment operating results whereas defined benefit plan costs were excluded. Operating results for business segments, corporate and closed company and other expenses now include all applicable retirement benefit plan costs for pension and other postretirement benefits.
We consider these changes to be a more useful method of measuring business unit financial performance based on changes to retirement benefit plans and the impact of ATI’s aggregate net debit LIFO position. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, closed company expenses and restructuring costs, if any. Discontinued operations are also excluded. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
Operating results for the third quarter 2015 reflect lower demand in both the Flat Rolled Products and High Performance Materials & Components segments. Compared to the third quarter 2014, sales decreased 36% in the Flat Rolled Products business segment and 7% in the High Performance Materials & Components business segment. The Flat Rolled Products segment performance reflects very challenging market conditions for commodity stainless products and temporary disruptions from the shutdown and restart of operations resulting from the August 15 lockout of United Steelworkers (USW)-represented employees.

ATI issued a lockout notice to more than 2,000 employees at various locations, due to lack of progress in ongoing contract negotiations with the USW. The facilities, which are primarily in the Flat Rolled Products segment, are being operated by ATI salaried employees and temporary workers. After an initial drop in asset utilization due to the work stoppage, production rates have improved significantly over the last several weeks. These facilities are meeting and in many cases exceeding output, quality, and safety expectations.
The High Performance Materials & Components segment reflects further weakening in demand from the oil & gas market and continued weak demand for forged products from the construction and mining market.
Demand from the global aerospace and defense, oil & gas/chemical & hydrocarbon processing industry, electrical energy, automotive and medical markets represented 78% of our sales for the three months ended September 30, 2015 and 79% for the nine months ended September 30, 2015. The automotive market is now a key global growth market for the Company. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Three months ended		Three months ended
Market	September 30, 2015		September 30, 2014
Aerospace & Defense	$365.0	44%	$362.8	34%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	95.4	11%	178.6	17%
Electrical Energy	84.7	10%	105.3	10%
Automotive	60.8	7%	118.7	11%
Medical	52.4	6%	56.2	5%
Subtotal - Key Markets	658.3	78%	821.6	77%
Construction/Mining	47.5	6%	74.0	7%
Food Equipment & Appliances	46.3	6%	59.5	6%
Electronics/Computers/Communication	32.1	4%	42.6	4%
Transportation	26.6	3%	49.6	4%
Conversion Services & Other	21.9	3%	22.3	2%
Total	$832.7	100%	$1,069.6	100%

	Nine months ended		Nine months ended
Market	September 30, 2015		September 30, 2014
Aerospace & Defense	$1,159.3	39%	$1,080.4	34%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	478.8	16%	549.1	17%
Electrical Energy	295.1	10%	330.0	10%
Automotive	239.4	8%	327.6	10%
Medical	167.4	6%	160.8	5%
Subtotal - Key Markets	2,340.0	79%	2,447.9	76%
Construction/Mining	191.4	6%	222.3	7%
Food Equipment & Appliances	181.3	6%	189.0	6%
Transportation	108.6	4%	133.2	4%
Electronics/Computers/Communication	93.5	3%	111.2	4%
Conversion Services & Other	65.9	2%	72.3	3%
Total	$2,980.7	100%	$3,175.9	100%

For the third quarter 2015, international sales decreased 7% to $369 million and represented 44% of total sales, compared to $398 million or 37% of total sales for the third quarter 2014. ATI’s international sales are mostly to the aerospace, oil & gas, chemical & hydrocarbon processing industry, electrical energy, automotive and medical markets. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, grain-oriented electrical steel, and precision and engineered strip) represented 85% of total sales for the three months ended September 30, 2015. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended September 30,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	26%	25%
Titanium and titanium alloys	19%	16%
Precision forgings, castings and components	14%	12%
Precision and engineered strip	14%	14%
Zirconium and related alloys	8%	6%
Grain-oriented electrical steel	4%	4%
Total High-Value Products	85%	77%
Standard Products
Stainless steel sheet	7%	9%
Specialty stainless sheet	5%	10%
Stainless steel plate and other	3%	4%
Total Standard Products	15%	23%
Grand Total	100%	100%
Compared to the first nine months of 2014, sales increased 1.5% in the High Performance Materials & Components business segment and decreased 13.0% in the Flat Rolled Products business segment. For the first nine months of 2015, international sales increased 6% to $1.26 billion and represented 42% of total sales, compared to $1.20 billion or 38% of total sales for the first of nine months of 2014. Sales of our high-value products represented 81% of total sales for the nine months ended September 30, 2015. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Nine months ended September 30,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	28%	26%
Titanium and titanium alloys	17%	15%
Precision forgings, castings and components	13%	13%
Precision and engineered strip	13%	13%
Zirconium and related alloys	6%	6%
Grain-oriented electrical steel	4%	4%
Total High-Value Products	81%	77%
Standard Products
Stainless steel sheet	9%	9%
Specialty stainless sheet	7%	10%
Stainless steel plate and other	3%	4%
Total Standard Products	19%	23%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 8.6 million pounds in the third quarter 2015, bringing the first nine months of 2015 to a total of 27.6 million pounds. These volumes represent a 16% decrease compared to the third quarter 2014 and a 2% decrease compared to the first nine months of 2014, due to continued weak demand from global industrial markets.

Segment operating loss for the third quarter 2015 was $73.0 million, or (8.8)% of sales, compared to segment operating profit of $59.9 million, or 5.6% of sales for the third quarter 2014. Segment results include retirement benefit expense for defined benefit pension, and defined benefit and defined contribution other postretirement benefit plans of $17.7 million and $20.7 million in the third quarters of 2015 and 2014, respectively. For the nine months ended September 30, 2015, segment operating profit was $14.3 million, or 0.5% of sales, compared to $129.8 million, or 4.1% of sales for the prior year nine month period.
Segment results for the nine month periods of 2015 and 2014 include retirement benefit expense for defined benefit pension and defined benefit and defined contribution other postretirement benefit plans of $53.2 million and $62.4 million, respectively. Segment operating profit as a percentage of sales for the three and nine month periods ended September 30, 2015 and 2014 was:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
High Performance Materials & Components	4.0%	10.6%	8.9%	10.8%
Flat Rolled Products	(25.6)%	1.1%	(8.4)%	(2.0)%
Segment operating profit for the third quarter 2015 in the High Performance Materials & Components segment was $18.8 million, or 4.0% of sales, compared to $53.8 million, or 10.6% of sales, for the third quarter 2014. The Flat Rolled Products segment had an operating loss for the third quarter 2015 of $91.8 million, or (25.6)% of sales, compared to a profit of $6.1 million, or 1.1% of sales, for the third quarter 2014.
Segment operating profit for the first nine months of 2015 in the High Performance Materials & Components segment was $136.1 million, or 8.9% of sales, compared to $162.5 million, or 10.8% of sales, for the first nine months of 2014. The Flat Rolled Products segment operating loss for the first nine months of 2015 was $121.8 million, or (8.4)% of sales, compared to a segment operating loss of $32.7 million, or (2.0)% of sales, for the first nine months of 2014.

Our operating results reflect the very difficult, yet different, economic realities of our two business segments. At this point we see no significant improvement in our major end markets through the end of 2015.

We remain confident that our High Performance Materials & Components segment operating performance will significantly improve in 2016. Our production schedules from our aerospace customers show demand improvement for our next-generation nickel-based alloys and titanium-based alloys, and our precision forgings, castings, and components.

Intense global competition across the end markets we serve combined with rapidly changing customer needs and expectations have a profound impact on our industry. During the third quarter, we announced that we are consolidating and integrating multiple businesses within our High Performance Materials & Components segment under a single Executive Vice President, which we believe will result in a more streamlined, cohesive, and efficient business. As part of this initiative and in response to business conditions, on October 15, 2015, we implemented a reduction in salaried workforce in both the High Performance Materials & Components segment and ATI’s Corporate office. We expect approximately $23 million in reduced annual costs from these workforce reductions beginning in 2016. A charge of approximately $6 million will be recognized in the fourth quarter 2015 for severance and other post-employment benefits arising from the reduction in force. The $6 million in cash costs for the termination benefits will be paid over a period of up to 12 months.

In our Flat Rolled Products segment, repair of the Hot-Rolling and Processing Facility’s (HRPF) Rotary Crop Shear was successfully completed on schedule at the end of September 2015. Our Flat Rolled Products facilities are mostly operating at pre-work stoppage levels and asset utilization continues to improve. We have not restarted our Midland, PA commodity stainless melt shop due to weak demand and low prices for these products. We remain committed to reaching a fair and more competitive labor agreement with the USW. Our goal is to have the cost structure and enhanced product mix that enables ATI Flat Rolled Products to be a profitable and more competitive business.

Business Segment Results
High Performance Materials & Components Segment
Third quarter 2015 sales decreased 6.5% to $474.7 million compared to the third quarter 2014, primarily as a result of lower mill product shipments. Sales of titanium and titanium-related alloys were 4% lower than the third quarter 2014. Sales of most other products were lower, with sales of nickel-based and specialty alloys down 13% and sales of precision forgings, castings and components down 8% from the third quarter 2014. Sales for zirconium and related alloys were 4% higher. Sales to the aerospace market increased 1% compared to the prior year quarter, with sales to the jet engine aerospace market up 8% and air frame sales flat. Sales to the oil & gas/chemical & hydrocarbon processing industry decreased 56% compared to the third quarter 2014, reflecting continued weak demand in the oil & gas market for exploration and other down-hole applications. Sales to the medical market were flat while sales to the electrical energy market increased 7%, both compared to the prior year third quarter.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2015 and 2014 is as follows:

	Three months ended		Three months ended
Market	September 30, 2015		September 30, 2014
Aerospace:
Jet Engines	$173.7	37%	$161.4	32%
Airframes	91.9	19%	91.9	18%
Government	36.5	8%	46.1	9%
Total Aerospace	302.1	64%	299.4	59%
Medical	49.4	10%	49.3	10%
Electrical Energy	33.7	7%	31.6	6%
Defense	28.1	6%	21.6	4%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	22.5	5%	50.6	10%
Transportation	10.0	2%	15.6	3%
Construction/Mining	9.9	2%	13.8	3%
Other	19.0	4%	25.8	5%
Total	$474.7	100%	$507.7	100%
International sales represented 44% of total segment sales for the third quarter 2015. Comparative information for the High Performance Materials & Components segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2015 and 2014, is as follows:

	Three months ended September 30,
	2015	2014
High-Value Products
Titanium and titanium alloys	32%	31%
Nickel-based alloys and specialty alloys	29%	31%
Precision forgings, castings and components	25%	26%
Zirconium and related alloys	14%	12%
Total High-Value Products	100%	100%
Segment operating profit in the third quarter 2015 decreased to $18.8 million, or 4.0% of total sales, compared to $53.8 million, or 10.6% of total sales, for the third quarter 2014, primarily as a result of lower sales of most products. The reporting change to segment results for retirement benefit expense from pension and other postretirement plans included $3.0 million of expense in the third quarter 2015, compared to $5.1 million of expense in the third quarter of 2014. Segment results continued to be negatively impacted by low operating rates at our Rowley, UT titanium sponge facility and by the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium scrap to manufacture certain titanium products.
For the nine months ended September 30, 2015, segment sales increased 1.5% to $1.53 billion compared to the first nine months of 2014, primarily as a result of higher mill product shipments. Sales to the aerospace market were 8% higher than the prior year to date period.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2015 and 2014 is as follows:

	Nine months ended		Nine months ended
Market	September 30, 2015		September 30, 2014
Aerospace:
Jet Engines	$534.1	35%	$472.1	31%
Airframes	307.6	20%	281.1	19%
Government	119.3	8%	135.7	9%
Total Aerospace	961.0	63%	888.9	59%
Medical	157.5	10%	141.2	9%
Electrical Energy	102.7	7%	95.2	6%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	93.2	6%	141.3	9%
Defense	81.3	5%	74.3	5%
Transportation	38.4	3%	41.0	3%
Construction/Mining	38.2	2%	50.8	3%
Other	56.3	4%	73.5	6%
Total	$1,528.6	100%	$1,506.2	100%
International sales represented 43% of total segment sales for the first nine months of 2015. Comparative information for the High Performance Materials & Components segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2015 and 2014, is as follows:

	Nine months ended September 30,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	31%	32%
Titanium and titanium alloys	30%	28%
Precision forgings, castings and components	26%	28%
Zirconium and related alloys	13%	12%
Total High-Value Products	100%	100%
Segment operating profit for the first nine months of 2015 decreased to $136.1 million, or 8.9% of total sales, compared to $162.5 million, or 10.8% of total sales, for the first nine months of 2014. Results reflect further weakening in demand for our products from the oil & gas market and very weak demand for forged products from the construction and mining market. The reporting change to segment results for retirement benefit expense from pension and other postretirement plans included $9.1 million of expense in the first nine months of 2015, compared to $15.6 million of expense in the first nine months of 2014.
Flat Rolled Products Segment
Third quarter 2015 sales decreased 36% compared to the third quarter 2014, to $358.0 million, primarily due to lower shipments for nearly all products, and lower base selling prices and raw material surcharges for standard products and most high-value products. Shipments of standard stainless products decreased 36%, reflecting the continuing impacts of a first half 2015 surge of low-priced imports, primarily from China, and ongoing, aggressive inventory reductions by distribution customers. Shipments of high-value products decreased 18%. Average selling prices decreased 26% for standard stainless products and 8% for high-value products. Third quarter 2015 Flat Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 1.5 million pounds, a 32% decrease compared to the third quarter 2014, reflecting weaker project-based demand from industrial titanium markets.

Comparative information for our Flat Rolled Products segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2015 and 2014 is as follows:

	Three months ended		Three months ended
Market	September 30, 2015		September 30, 2014
Oil & Gas/Chemical & Hydrocarbon Processing Industry	$72.9	20%	$128.0	23%
Automotive	59.4	16%	113.0	20%
Electrical Energy	51.0	14%	73.8	13%
Food Equipment & Appliances	45.6	13%	58.4	10%
Construction/Mining	37.6	10%	60.2	11%
Aerospace & Defense	34.8	10%	42.0	8%
Electronics/Computers/Communication	31.3	9%	41.3	7%
Transportation	16.6	5%	34.0	6%
Medical	3.0	1%	6.9	1%
Other	5.8	2%	4.3	1%
Total	$358.0	100%	$561.9	100%
International sales represented 44% of total segment sales for the third quarter 2015. Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2015 and 2014, is as follows:

	Three months ended September 30,
	2015	2014
High-Value Products
Precision and engineered strip	33%	27%
Nickel-based alloys and specialty alloys	22%	20%
Grain-oriented electrical steel	9%	7%
Titanium and titanium alloys	4%	4%
Total High-Value Products	68%	58%
Standard Products
Stainless steel sheet	16%	18%
Specialty stainless sheet	12%	20%
Stainless steel plate	4%	4%
Total Standard Products	32%	42%
Grand Total	100%	100%
Segment operating loss was $91.8 million, or (25.6)% of sales, for the third quarter 2015, compared to a segment operating profit of $6.1 million, or 1.1% of sales, for the third quarter 2014. Results were negatively impacted by weakening base selling prices and falling raw material surcharges. Lower operating levels, including the temporary impact of restarting facilities in the Flat Rolled Products operations following the mid-quarter lockout of USW-represented employees, also negatively affected third quarter 2015 segment results. The reporting change to segment results for retirement benefit expense from pension and other postretirement plans included $14.7 million of expense in the third quarter of 2015, compared to $15.6 million of expense in the third quarter 2014.

The repair of the HRPF’s Rotary Crop Shear was successfully completed on schedule at the end of September 2015. Our Flat Rolled Products facilities are mostly operating at pre-work stoppage levels and asset utilization continues to improve. We have not restarted our Midland, PA commodity stainless melt shop due to weak demand and low prices for these products. We remain committed to reaching a fair and more competitive labor agreement with the USW. Our goal is to have the cost structure and enhanced product mix that enables ATI Flat Rolled Products to be a profitable and more competitive business.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended September 30, 2015 and 2014 is provided in the following table:

	Three months ended September 30,		%
	2015	2014	Change
Volume (000’s pounds):
High-Value	104,042	126,238	(18)%
Standard	104,690	162,736	(36)%
Total	208,732	288,974	(28)%
Average prices (per lb.):
High-Value	$2.34	$2.54	(8)%
Standard	$1.08	$1.46	(26)%
Combined Average	$1.71	$1.93	(12)%
For the first nine months of 2015, segment sales decreased 13.0% compared to the first nine months of 2014, to $1.45 billion, primarily due to lower shipments for standard products. Shipments of standard stainless products decreased 19%. The first nine months of 2015 Flat Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 5.1 million pounds, a 30% decrease compared to the first nine months of 2014, reflecting weaker project-based work in industrial titanium markets.

Comparative information for our Flat Rolled Products segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2015 and 2014 is as follows:

	Nine months ended		Nine months ended
Market	September 30, 2015		September 30, 2014
Oil & Gas/Chemical & Hydrocarbon Processing Industry	$385.6	27%	$407.8	24%
Automotive	235.1	16%	314.4	19%
Electrical Energy	192.4	13%	234.8	14%
Food Equipment & Appliances	179.5	12%	186.1	11%
Construction/Mining	153.2	11%	171.4	10%
Aerospace & Defense	117.1	8%	117.3	7%
Electronics/Computers/Communication	90.2	6%	108.6	7%
Transportation	70.2	5%	92.2	6%
Medical	9.9	1%	19.6	1%
Other	18.9	1%	17.5	1%
Total	$1,452.1	100%	$1,669.7	100%

International sales represented 42% of total segment sales for the first nine months of 2015. Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2015 and 2014, is as follows:

	Nine months ended September 30,
	2015	2014
High-Value Products
Precision and engineered strip	27%	26%
Nickel-based alloys and specialty alloys	26%	20%
Grain-oriented electrical steel	8%	8%
Titanium and titanium alloys	3%	4%
Total High-Value Products	64%	58%
Standard Products
Stainless steel sheet	19%	18%
Specialty stainless sheet	13%	20%
Stainless steel plate	4%	4%
Total Standard Products	36%	42%
Grand Total	100%	100%
Segment operating loss was $121.8 million, or (8.4)% of sales, for the first nine months of 2015, compared to a segment operating loss of $32.7 million, or (2.0)% of sales, for the first nine months of 2014. Results for 2015 reflect very challenging market conditions for commodity stainless products and temporary disruptions from the shutdown and restart of operations resulting from the August 15 lockout of USW-represented employees. In addition, near record low base selling prices for commodity stainless steel products and near decade low nickel prices negatively impacted results. The reporting change to segment results for retirement benefit expense from pension and other postretirement plans included $44.1 million of expense in the year to date 2015 period, compared to $46.8 million of expense in the comparable 2014 period. Segment results for the first nine months of 2015 and 2014 also included $10.6 million and $12.5 million, respectively, of HRPF start-up costs.

Comparative shipment volume and average selling price information for the segment’s products for the nine months ended September 30, 2015 and 2014 is provided in the following table:

	Nine months ended September 30,		%
	2015	2014	Change
Volume (000’s pounds):
High-Value	363,306	382,827	(5)%
Standard	424,638	521,836	(19)%
Total	787,944	904,663	(13)%
Average prices (per lb.):
High-Value	$2.56	$2.51	2%
Standard	$1.21	$1.34	(10)%
Combined Average	$1.83	$1.83	—%
Corporate Items

The net effect of changes in LIFO and NRV reserves for the third quarter 2015 was $0.2 million of expense, compared to $10.0 million of expense in the third quarter 2014. For the nine months ended September 30, 2015, net changes in LIFO and NRV reserves were zero, compared to $12.9 million of expense for the nine months ended September 30, 2014. Rapidly falling raw material prices, primarily for nickel, resulted in a $75.8 million pretax LIFO inventory valuation reserve benefit in third quarter 2015 results. This benefit was offset by a $76.0 million pretax non-cash charge for NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost.
Corporate expenses for the third quarter 2015 were $10.7 million, compared to $11.4 million in the third quarter 2014. For the nine months ended September 30, 2015, corporate expenses were $33.6 million, compared to $37.3 million for the nine months ended September 30, 2014. The decrease in corporate expenses was primarily the result of lower incentive compensation expenses.

Closed company and other expenses for the third quarter 2015 were $6.5 million, compared to $9.2 million for the third quarter 2014. For the nine months ended September 30, 2015, closed company and other expenses were $18.6 million, compared to $22.1 million for the comparable 2014 period. The decrease in closed company and other expenses was primarily due to lower retirement benefit expense and insurance costs associated with closed operations.
Interest expense, net of interest income, in the third quarter 2015 was $27.5 million, compared to net interest expense of $25.2 million in the third quarter 2014. On a year-to-date basis, the first nine months of 2015 net interest expense was $81.0 million compared to $82.8 million for the first nine months of 2014. Interest expense benefited from the capitalization of interest costs on major strategic capital projects by $0.6 million in the third quarter 2015 compared to $0.9 million in the third quarter 2014, primarily related to the HRPF. For the nine months ended September 30, 2015 and 2014, capitalized interest was $1.6 million and $4.5 million, respectively.
Income Taxes
The provision for income taxes for the third quarter 2015 was $23.4 million, which includes a $63.9 million valuation allowance on a portion of the Company’s deferred tax assets with future expiration dates, as a result of a three year cumulative loss from U.S. operations. The non-cash charge was comprised of a $56.6 million valuation allowance for certain state and federal tax benefits recognized in prior years, and a $7.3 million valuation allowance recorded as part of the current year’s effective tax rate, representing approximately a 6% tax rate impact. Third quarter 2014 results included a provision for income taxes of $0.5 million, which included discrete tax benefits of $3.4 million primarily associated with adjustments to prior years’ and foreign taxes.
For the nine months ended September 30, 2015, the provision for income taxes was $23.7 million, compared to a benefit for income taxes of $12.4 million for the 2014 comparable period. In addition to the valuation allowance discussed above, the income tax rate in 2015 and 2014 is also impacted by the Company’s inability to use the federal domestic manufacturing deduction tax benefit due to net operating loss carryforwards. Year to date results included discrete tax expense of $57.9 million, primarily due to the $63.9 million valuation allowance discussed above. The prior year to date period included discrete tax benefits of $7.8 million, primarily associated with adjustments to prior years’ and foreign taxes. In 2015, the Company resolved various uncertain tax position matters related to temporary differences which resulted in $60.9 million of the long-term liability for uncertain tax positions as of December 31, 2014 being reclassified to a deferred tax liability.
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
On September 23, 2015, we entered into a $400 million Asset Based Lending (“ABL”) Revolving Credit Facility, which includes a letter of credit sub-facility of up to $200 million. The ABL facility replaces a $400 million revolving credit facility originally entered into on July 31, 2007 (as amended, the “Prior Credit Facility”). Costs associated with entering into the ABL facility were $1.3 million, and are being amortized to interest expense over the 5-year term of the facility. The ABL facility matures in September 2020 and is collateralized by the accounts receivable and inventory of our domestic operations. The applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. Compared to the Prior Credit Facility, the ABL facility contains no leverage or interest coverage ratios but does contain a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred or if the undrawn availability under ABL facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount or (ii) $40.0 million. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of our 9.375% Senior Notes due 2019, and such liquidity is available until the notes are paid in full or refinanced. There was no impact on our outstanding debt as a result of the ABL facility. There were no outstanding borrowings made under the ABL facility as of September 30, 2015, although approximately $4.6 million has been utilized to support the issuance of letters of credit. Average borrowings under the Prior Credit Facility for the first nine months of 2015 were $49.2 million, bearing an average annual interest rate of 2.4%.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Cash Flow and Working Capital
For the nine months ended September 30, 2015, cash flow provided by operations was $108.9 million, including a $27.1 million decline in managed working capital associated with decreased business activity. For this nine month period, operating cash activities included a $59.9 million federal tax refund and the net settlement of certain foreign currency forward contracts for cash proceeds of $62.8 million (see Note 5. Derivatives for further explanation). Cash used in investing activities was $100.0 million, primarily for capital expenditures. Cash used in financing activities was $80.9 million and consisted primarily of dividend payments of $57.9 million to ATI stockholders and $23.3 million of debt repayments primarily to repay $21.4 million in remaining term debt assumed in the 2011 Ladish acquisition. At September 30, 2015, cash and cash equivalents on hand totaled $197.5 million, a decrease of $72.0 million from year end 2014. As of September 30, 2015, $129.4 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2015, managed working capital increased to 46.0% of annualized total ATI sales compared to 38.5% of annualized sales at December 31, 2014, primarily due to lower annualized sales in the third quarter of 2015. During the first nine months of 2015, managed working capital decreased by $27.1 million, to $1.6 billion. The decrease in managed working capital from December 31, 2014 resulted from a $106.3 million decrease in accounts receivable and a $113.0 million decrease in inventory, partially offset by a $192.2 million decrease in accounts payable. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by approximately 9% as of September 30, 2015 compared to year end 2014. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained unchanged at September 30, 2015 compared to year end 2014.
The components of managed working capital at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
(In millions)	2015	2014
Accounts receivable	$497.5	$603.6
Inventory	1,356.1	1,472.8
Accounts payable	(367.1)	(556.7)
Subtotal	1,486.5	1,519.7
Allowance for doubtful accounts	4.7	4.8
Adjustment from current cost to LIFO cost basis	(85.1)	(4.8)
Inventory valuation reserves	152.9	68.9
Corporate and other	8.4	5.9
Managed working capital	$1,567.4	1,594.5
Annualized prior 2 months sales	$3,404.4	$4,144.5
Managed working capital as a % of annualized sales	46.0%	38.5%
Change in managed working capital from December 31, 2014	$(27.1)
Capital Expenditures
We have significantly expanded and continue to expand our manufacturing capabilities to meet expected intermediate and long-term demand from the aerospace (engine and airframe), oil & gas, chemical & hyrdrocarbon processing industry, electrical energy, automotive and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and zirconium and related alloys.
Our most significant ongoing capital expenditure project is the HRPF at our existing Flat Rolled Products segment Brackenridge, PA operations. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat rolled specialty materials from this strategic project, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip products, and stainless sheet and coiled plate products. In the second quarter 2015, we announced the expansion of our nickel-based superalloy powder capabilities to satisfy strong demand from the aerospace jet engine market and growing demand from the additive manufacturing industry, particularly for 3D printed parts used in the aerospace, medical, electrical energy, and oil and gas markets. The expansion, which is projected to cost approximately $70 million and take two years to complete, will be located at the High Performance Materials & Component segment operations near Monroe, NC.

Capital expenditures were $99.5 million through September 30, 2015. We currently expect our full year 2015 capital expenditures to be approximately $190 million, of which approximately 40% is related to payments associated with the HRPF. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of our available borrowings under our credit facilities.
Debt
At September 30, 2015, we had $1,505.6 million in total outstanding debt, compared to $1,526.9 million at December 31, 2014.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 35.2% at September 30, 2015, compared to 32.6% at December 31, 2014. The net debt to total capitalization was determined as follows:

(In millions)	September 30, 2015	December 31, 2014
Total debt	$1,505.6	$1,526.9
Less: Cash	(197.5)	(269.5)
Net debt	$1,308.1	$1,257.4
Total ATI stockholders’ equity	2,405.7	2,598.4
Net ATI total capital	$3,713.8	$3,855.8
Net debt to ATI total capital	35.2%	32.6%
Total debt to total capitalization of 38.5% at September 30, 2015 increased from 37.0% from December 31, 2014.
Total debt to total capitalization was determined as follows:

(In millions)	September 30, 2015	December 31, 2014
Total debt	$1,505.6	$1,526.9
Total ATI stockholders’ equity	2,405.7	2,598.4
Total ATI capital	$3,911.3	$4,125.3
Total debt to total ATI capital	38.5%	37.0%

During the first quarter of 2015, Standard & Poor’s (“S&P”) downgraded the Company’s credit rating one notch to BB+ from BBB-, and during the third quarter of 2015, Moody’s downgraded the Company’s credit rating one notch to Ba2 from Ba1. These downgrades resulted in an increase of the interest rate on the Senior Notes due 2023 (the “2023 Notes”) from 6.125% as of December 31, 2014 to 6.625% effective with the interest period beginning February 15, 2015.
Additionally, on October 23, 2015, S&P downgraded the Company’s credit rating two notches, to BB-. This downgrade will result in an increase to the interest rate on the 2023 Notes to 7.125%, effective for the interest period beginning August 16, 2015, and represents an additional $2.5 million of interest expense measured on an annual basis. Future downgrades of the Company’s credit ratings by S&P or Moody’s could result in additional increases to the interest cost with respect to the 2023 Notes. Each notch of credit rating downgrade increases interest expense by 0.25% on the 2023 Notes, up to a maximum 4 notches for each of the two credit rating agencies, or a total 2.0% potential interest rate change, of which 1.25% has now occurred following the October 23, 2015 S&P credit rating change.
During the third quarter of 2015, we prepaid $5.7 million in aggregate principal amount of its 6.14% ATI Ladish Series B senior notes due May 16, 2016 (the “Series B Notes”), representing all of the remaining outstanding Series B Notes. Also during the third quarter of 2015, we repaid the $10.0 million aggregate principal amount of its outstanding 6.41% ATI Ladish Series C senior notes, due September 2, 2015 (the “Series C Notes”). The Series B and C Notes were assumed by the Company in the 2011 Ladish acquisition.
On September 23, 2015, we entered into a $400 million Asset Based Lending (“ABL”) Revolving Credit Facility, which replaces a $400 million revolving credit facility originally entered into on July 31, 2007 (as amended, the “Prior Credit Facility”). The ABL facility matures in September 2020 and is collateralized by the accounts receivable and inventory of the Company’s domestic operations. There was no impact on our outstanding debt as a result of the ABL facility. There were no outstanding borrowings made under the ABL facility as of September 30, 2015, although approximately $4.6 million has been utilized to support the issuance of letters of credit. Average borrowings under the Prior Credit Facility for the first nine months of 2015 were $49.2 million, bearing an average annual interest rate of 2.4%.
We have an additional, separate credit facility for the issuance of letters of credit. As of September 30, 2015, $32 million in letters of credit were outstanding under this facility.
Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, has a separate $20 million revolving credit facility entered into in April 2015. Borrowings under the STAL revolving credit facility are in U.S. dollars based on U.S. interbank offered rates. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios.
Dividends
A regular quarterly dividend of $0.18 per share of common stock was paid on September 16, 2015 to stockholders of record at the close of business on August 19, 2015. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Labor Matters
The collective bargaining agreements between ATI and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) at many of our Flat Rolled Products segment facilities, and at two High Performance Materials & Components segment facilities located in Albany, OR and Lockport, NY, expired on June 30, 2015. Due to the lack of progress in ongoing contract negotiations, the Company issued a lockout notice involving more than 2,000 workers at various facilities which took effect August 15, 2015.  The Company has and will continue to operate the affected facilities and continue serving customer needs with Company salaried and non-union employees and temporary professional staffing until the contract negotiations are resolved. The Company continues to use its best efforts to work diligently and in good faith with the USW on the negotiation process in an attempt to reach new, fair and market competitive labor agreements.
Critical Accounting Policies
Inventory
At September 30, 2015, we had net inventory of $1,356.1 million. Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the nine months ended September 30, 2015, the effect of falling raw material costs on our LIFO inventory valuation method result in cost of sales that were $80.3 million lower than would have been recognized under the FIFO methodology to value our inventory, whereas for the comparable 2014 period, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $47.9 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory.

Due primarily to persistent raw material deflation over the several years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation.

In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting net realizable value (NRV) reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. The $80.3 million decrease to our cost of sales for changes in our LIFO inventory valuation method in the nine months ended September 30, 2015 was offset by an $80.3 million increase in cost of sales for NRV reserves on the carrying value of LIFO-based inventory that exceeded current replacement cost. For the nine months ended September 30, 2014, we recognized a $35.0 million cost of sales benefit from lower required NRV reserves. Results for the nine months September 30, 2015 and 2014 included $16.6 million and $18.3 million, respectively, in inventory valuation charges related to the market-based valuation of industrial titanium products.
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
Retirement Benefits
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on current market conditions, discount rates are slightly above the year-end 2015 period, where a 4.25% discount rate was used for valuing the pension liabilities. The estimated effect at the year-end 2015 valuation date of changing the discount rate by 0.50% would increase pension liabilities in the case of a decrease in the discount rate, or decrease pension liabilities in the case of an increase in the discount rate, by approximately $150 million. In addition, changing the discount rate by 0.50% would increase pension expense in the case of a decrease in the discount rate, or decrease pension expense in the case of an increase in the discount rate, by approximately $3 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
Cost in Excess of Net Assets Acquired
At September 30, 2015, ATI had $780.2 million of goodwill on its consolidated balance sheet. Of the total, $653.6 million related to the High Performance Materials & Components segment and $126.6 million related to the Flat Rolled Products segment. Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. The fair values of all reporting units significantly exceeded the carrying values in the 2014 quantitative, annual evaluation. Based on recent declines in ATI’s market capitalization and current year financial results, management evaluated potential interim impairment indicators in the third quarter 2015, including macroeconomic conditions, industry and market considerations, overall financial performance, and market capitalization. We evaluated the short time period of the stock price decline below market capitalization and similar sector-wide stock price decreases, the near-term effects of market and raw material price volatility, the non-cash NRV and income tax charges, and the volume and profit impacts of the work stoppage. As a result of our analysis, we do not believe that it is more-likely-than-not that the fair values of these reporting units have decreased below their carrying values at September 30, 2015. Consequently, management concluded that none of the Company’s reporting units experienced any triggering event that would have required a step one interim goodwill impairment analysis at September 30, 2015. However, if current trends in business conditions were expected to continue for a longer time period, it is at least reasonably possible that a further assessment of expected future operating performance may require a goodwill impairment charge to one or more of our reporting units.

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
Pending Accounting Pronouncements

In July 2015, the FASB issued changes to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new inventory measurement requirements are effective for the Company’s 2017 fiscal year, and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework. This change in the measurement of inventory does not apply to inventory valued on a LIFO basis, which is the accounting basis used for most of the Company’s inventory.  The adoption of these changes is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for the Company beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. The Company plans to adopt this new guidance in the fourth quarter of fiscal year 2015. As of September 30, 2015 and December 31, 2014, the Company had $9.8 million and $10.9 million, respectively, of debt issuance costs reported as assets on the consolidated balance sheet that will be reclassified to a reduction of the carrying amount of the debt liability upon the Company’s adoption of this new guidance. In August 2015, the FASB issued additional guidance on presentation of debt issuance costs specifically related to line-of-credit arrangements. This guidance indicated no objection to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As such, the Company will continue to present such costs, as it does today, as an asset.

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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty materials; (b) material adverse changes in the markets we serve, including the aerospace and defense, oil and gas/chemical process industry, electrical energy, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) continued decline in, or volatility of, prices and availability of supply, of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; (g) labor disputes or work stoppage, including the current lockout of the USW-represented employees; and (h) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2014, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
At September 30, 2015, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. For natural gas, approximately 95% of our forecasted domestic requirements are hedged for 2015, approximately 90% for 2016, approximately 55% for 2017 and approximately 15% for 2018. The net mark-to-market valuation of these outstanding natural gas hedges at September 30, 2015 was an unrealized pre-tax loss of $23.0 million, comprised of $13.6 million in accrued liabilities and $9.4 million in other long-term liabilities. For the three months ended September 30, 2015, the effects of natural gas hedging activity increased cost of sales by $2.6 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2015, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 27 million pounds of nickel with hedge dates through 2020. The aggregate notional amount hedged is approximately 25% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2015, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $39.4 million, comprised of $19.6 million in accrued liabilities and $19.8 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. At September 30, 2015, the Company held euro forward sales contracts designated as hedges with a notional value of approximately 257 million euro with maturity dates through June 2018, including approximately 54 million euro with maturities in 2015. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
During the first nine months of 2015, the Company net settled 222.5 million euro notional value of foreign currency forward contracts designated as cash flow hedges with 2015 and 2016 maturity dates, receiving cash proceeds of $51 million which is reported in cash provided by operating activities on the consolidated cash flow statement. Deferred gains on these settled cash flow hedges currently recognized in accumulated other comprehensive income will be reclassified to earnings when the underlying transactions occur. The Company subsequently entered into 211 million euro notional value of foreign currency forward contracts designated as fair value hedges in the first nine months of 2015, all with 2015 and 2016 maturity dates and of which 130.5 million euro notional was outstanding as of September 30, 2015. The Company recorded a $1.8 million charge and $5.6 million benefit in costs of sales on the consolidated statement of operations in the third quarter and nine months ended September 30, 2015, respectively, for mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. During the first quarter of 2015, the Company net settled 40.3 million euro notional value of foreign currency forward contracts that were not designated as hedges, receiving cash proceeds of $11.8 million which is reported in cash provided by operating activities on the consolidated cash flow statement. The Company also entered into 33 million euro notional value of foreign currency forward contracts not designated as hedges in the first quarter of 2015, of which 32 million euro notional value are outstanding as of September 30, 2015, with maturity dates into the third quarter of 2016.
At September 30, 2015, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $28.4 million, of which $12.3 million is included in prepaid expenses and other current assets, $18.1 million in other long-term assets, $1.7 million in accrued liabilities and $0.3 million in other long-term liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(a) Exhibits

10.1
Revolving Credit and Security Agreement, dated as of September 15, 2015, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Lender and Agent, and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2015 (File No. 1-12001)).

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
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	October 29, 2015	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2015	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Revolving Credit and Security Agreement, dated as of September 15, 2015, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Lender and Agent, and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2015 (File No. 1-12001)).

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