Form 10-K
period 2015-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2016-02-26
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
On February 12, 2016, the Registrant had outstanding 108,912,564 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2015 was approximately $3.3 billion, based on the closing price per share of Common Stock on June 30, 2015 of $30.20 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2016 are incorporated by reference into Part III of this Report.

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
ATI’s strategic vision is to be an aligned and integrated specialty materials and components company. Our strategies target the products and global growth markets that require and value ATI’s technical and manufacturing capability leadership. These differentiated products serve key global markets including aerospace and defense, oil & gas/chemical & hydrocarbon processing industry, electrical energy, medical and automotive, and sales to these key global markets represented 79% of total 2015 sales.
We have undertaken a multi-phase program over several years to enhance and expand our capabilities to produce premium specialty materials aimed at these strategic, global markets. We are near the end of this multi-year cycle of capital expenditures on major strategic investments. Since 2004, we have transformed ATI by investing $4.7 billion in capital expenditures and acquisitions. This program has included acquisitions to forward integrate into producing forgings, castings and components, construction and qualification of facilities to backward integrate into producing our own titanium sponge to ensure a stable source of supply, and expanding manufacturing capabilities for producing specialty materials and components that enable ATI to continue to innovate and develop new products to maintain our technological advantage in these differentiated markets. These investments have included expansions of our premium titanium alloy melt and remelt capability; nickel-based alloy and superalloy melt and remelt capability; titanium and specialty alloy plate production capability; and premium titanium and nickel-based superalloy forging capability. Also, we purchased assets that added advanced nickel-based alloy and titanium alloy powders to our product portfolio. In 2014, we acquired precision flowform process technologies to produce thin-walled components in net or near-net shapes across multiple alloy systems, and we acquired capabilities for precision machining parts and components to expand our ability to product finished specialty materials parts and components and reinforce our important aerospace supply chain role.
We made significant progress in 2015 in qualifying and fully integrating several long-term strategic capital projects, including what we believe to be the world’s most advanced and powerful Hot-Rolling and Processing Facility (HRPF) in the specialty materials flat-rolled products industry. The HRPF was fully integrated into our manufacturing operations in 2015, and is a critical part of our strategy to transform our flat-rolled products business into a more competitive and consistently profitable business. The HRPF is designed to:

•	Significantly expand our product offering capabilities, shorten manufacturing cycle times, reduce inventory requirements, and improve the cost structure of our flat-rolled products business.

•
Provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals, including ATI’s diversified product mix of nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products.

•	Process high-strength carbon steel alloys. We expect to partner with, or provide conversion services for, producers of these carbon steel products.
Additionally, the premium-quality (PQ) qualification process for our products used in jet engine rotating parts made with titanium sponge produced by our Rowley, UT facility was completed in the second quarter 2015. This marked the completion of a journey from the 2009 commencement of operations that fully qualifies Rowley as a PQ titanium sponge producer for all applications.
These strategic capital projects have been multi-year accomplishments that are expected to begin providing a return on our invested capital after extensive construction and qualification phases. We believe these investments strengthen and enhance ATI’s leadership position in the production of advanced specialty materials.
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
Titanium and titanium alloys are critical metals in aerospace and defense applications. They possess an extraordinary combination of properties, including superior strength-to-weight ratio, elevated temperature resistance, low coefficient of thermal expansion, and extreme corrosion resistance. These metals are used to produce jet engine components such as blades, vanes, discs, and casings, and airframe components such as structural members, landing gear, hydraulic systems, and fasteners. The latest and next-generation airframes and jet engines use increasing amounts of titanium and titanium alloys in component parts in order to minimize weight and maximize fuel efficiency.
Our nickel-based alloys and superalloys and specialty alloys are also widely used in aerospace and defense applications. Nickel-based alloys and superalloys remain extremely strong at high temperatures and resist degradation under extreme conditions. Typical aerospace applications for nickel-based alloys and superalloys and advanced powder alloys include jet engine shafts, discs, blades, vanes, rings and casings. The next generation and future-generation jet engines use new generations of nickel-based superalloys and advanced powder alloys in large part due to increased fuel efficiency requirements that require hotter-burning engines. Our specialty alloys include vacuum-melted maraging steels used in the manufacture of aircraft landing gear and structural components, as well as jet engine components.
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
ATI’s powder metal technology delivers extreme alloy compositions and refined microstructures that offer increased performance and longer useful lives in high-temperature aerospace environments.  Powder metal technology boosts the efficiency of jet engines. Powder delivers the most uniform grain structure achievable, in near-net shapes, to cut reject rates and costs in highly machined components.
We continuously seek to develop innovative new alloys to better serve the needs of this end use market. For example, ATI’s 718Plus® nickel-based superalloy, Rene 65 near-powder superalloy, and our powder alloys have won significant share in the current and next-generation jet engines.
Oil and Gas and Chemical and Hydrocarbon Processing Industry. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and high temperature conditions in sour wells and unconventional sources, such as shale oil and gas, and oil sands. Challenging offshore environments are in deepwater remote locations that are further off the continental shelf, including arctic and tropical locations, often one mile or more below the water’s surface, and up to two miles below the ocean floor. The requirements for equipment that can operate for up to 30 years in these environments are the specialty materials that we produce.
Both of our business segments produce specialty materials that are critical to the oil and gas industry and the chemical and hydrocarbon processing industry. Our specialty materials, including titanium and titanium alloys, nickel-based alloys, zirconium alloys, stainless and duplex alloys and other specialty alloys have the strength, wear corrosion-resistant properties necessary for difficult environments.

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
Electrical Energy. Our specialty materials are widely used in the global electrical power generation and distribution industry.We believe energy needs and environmental policies and the electrification of developing countries will continue to drive demand for our specialty materials and products for use in this industry.
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
The electrical power distribution market is served by our grain-oriented electrical steel (GOES) products, which are used in distribution and power transformer applications, where low loss magnetic properties are important. Significant global excess capacity and challenging market conditions, including the increasingly stringent transformer efficiency standards and a market shift to high permeability GOES products, resulted in the announced idling of GOES production in December 2015, which is expected to be completed by April 2016. ATI’s future participation in the electrical power distribution market will be dependent on market conditions and our ability to earn an acceptable return on invested capital for these products.
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
Automotive. For automobiles, nickel-based alloys, stainless steel and other ATI specialty materials are the choice for powertrain and structural parts, exhaust system and emission control parts, gaskets, air bag inflator housings, windshield wipers and blades, fuel systems, fasteners, hose clamps, gaskets and other components. Stainless steel is also used on exterior trim for its bright appearance and for internal components for its corrosion resistance.
ATI’s advanced nickel-based alloys and specialty alloys in flat-rolled products are used primarily in engine and exhaust applications in the automotive market.  Global demand is expected to grow for our high-value precision and engineered strip for automotive applications such as gaskets, hose clamps, and turbo chargers.  As automotive engine operating temperatures get hotter as a result of turbochargers, we bring our expertise in aerospace alloys to the automotive market and  alloy mix continues to trend favorably.  Our HRPF provides the capability to produce these high-value alloys in wider and longer coils.
We also provide a variety of heat-resistant and corrosion-resistant automotive exhaust alloys.  Again, in this application we focus on those exhaust applications that are closer to the engine where exhaust temperatures are highest and corrosion resistance is most severe.

Business Segments
We operate in the following two business segments, which accounted for the following percentages of total revenues of $3.72 billion, $4.22 billion, and $4.04 billion for the years ended December 31, 2015, 2014, and 2013, respectively.

	2015	2014	2013
High Performance Materials & Components	53%	48%	48%
Flat Rolled Products	47%	52%	52%
Information with respect to our business segments is presented below and in Note 16 of the notes to the consolidated financial statements.
High Performance Materials & Components Segment
Our High Performance Materials & Components segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings and castings, components and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace and defense (engines and airframes), oil & gas/chemical & hydrocarbon processing industry, electrical energy, and medical. We are integrated from raw materials (titanium sponge) to melt, remelt, finish processing, forging, investment casting, and machining in our titanium and titanium alloys, and zirconium and hafnium alloy products. Most of the products in this segment are sold directly to end-use customers, and a significant portion of our High Performance Materials & Components segment products are sold under multi-year agreements.
Approximately 70% of High Performance Materials & Components segment revenue is derived from the aerospace and defense market. Demand for our products is driven primarily by the commercial aerospace cycle. Large aircraft and aircraft engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S. (an Airbus Group company), Bombardier Aerospace (a division of Bombardier Inc.), and Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes, and GE Aviation (a division of General Electric Company), Rolls-Royce plc, Pratt & Whitney (a division of United Technologies Corporation), Snecma (SAFRAN Group), and various joint ventures that manufacture jet engines. These companies and their suppliers form a substantial part of our customer base in this business segment. The loss of one or more of our customers in the aerospace and defense market could have a material adverse effect on ATI’s results of operations and financial condition.
Principal competitors in the High Performance Materials & Components segment include Berkshire Hathaway Inc., for nickel-based alloys and superalloys and specialty steel alloys, titanium and titanium-based alloys, precision forgings and investment castings through its recent acquisition of Precision Castparts Corporation and subsidiaries; Alcoa Inc., for titanium and titanium-based alloys and precision forgings through its recent acquisitions of RTI International Metals, Inc. and Firth Rixson; Carpenter Technology Corporation for nickel-based alloys and superalloys and specialty steel alloys; VSMPO-AVISMA for titanium and titanium-based alloys; and Aubert & Duval for precision forgings.
Flat Rolled Products Segment
Our Flat Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented electrical steel. The major end markets for our flat-rolled products are oil & gas/ chemical & hydrocarbon processing industry, electrical energy, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense. The operations in this segment are ATI Flat Rolled Products and the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), in which we hold a 60% interest. Segment results also include our 50% interest in the industrial titanium joint venture known as Uniti LLC.
Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2015, approximately 55% by volume of our stainless sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
Engineered strip and very thin Precision Rolled Strip products, which are under 0.015 inches thick, are used by customers to fabricate a variety of products primarily in the automotive, construction, and electronics markets. In 2015, approximately 95% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.

Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial markets. In 2015, approximately 40% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.
Grain-oriented electrical steel (GOES) is used in power transformers where electrical conductivity and magnetic properties are important. Nearly all of our grain-oriented electrical steel products are sold directly to end-use customers.
Competition in the Flat Rolled Products segment includes domestic stainless steel competitors AK Steel Corporation, North American Stainless, and Outokumpu Stainless USA, LLC, as well as imports from numerous Chinese producers, Ta Chen International Corporation of Taiwan, and Aperam, based in Europe. Competitors for nickel-based alloys and superalloys and specialty steel alloys include Haynes International and VDM Metals GmbH. Competitors for GOES include AK Steel Corporation and imports from China, Russia, Japan, Korea, and various European Union countries.
Significant global overcapacity for stainless steel and GOES flat-rolled products has intensified the price competition in this segment over the last several years. Some of our foreign competitors are either directly or indirectly subsidized by governments. In 1999, the United States imposed anti-dumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. The anti-dumping and countervailing duty orders were reviewed in 2011 by the U.S. Department of Commerce and the U.S. International Trade Commission to determine whether the orders should remain in place for another five years. The agencies decided that eight such orders against five countries will continue in effect. Additionally, on February 12, 2016, ATI and the three domestic stainless steel competitors filed antidumping and countervailing duty petitions concurrently with the U.S. Department of Commerce and the U.S International Trade Commission, charging that unfairly traded imports of stainless steel sheet and strip from the People’s Republic of China are causing material injury to the domestic stainless steel industry. We continue to monitor imports from foreign producers for appropriate action.
In December 2015, we announced rightsizing actions to better align our ATI Flat Rolled Products operations to the challenging market conditions for our commodity products. Such actions included the idling of the standard stainless melt shop and sheet finishing operations at the Midland, PA facility, which was completed in January 2016, and the idling of the GOES operations in Western PA, including the Bagdad, PA facility, which is expected to be completed by April 2016. The future restart of the Midland and GOES operations, respectively, will depend on future business conditions and our ability to earn an acceptable return on invested capital on products manufactured at these operations.
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
Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of changes in raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the change in the price of raw materials and the impact of such mechanisms. For example, in 2015 we used approximately 95 million pounds of nickel; therefore a hypothetical change of a $1.00 per pound increase in nickel prices would result in increased costs of approximately $95 million. We also used approximately 800 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of a $0.01 per pound increase would result in increased costs of approximately $8 million.
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
We purchase our nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium raw materials are primarily purchased from the United States and China. Cobalt is purchased primarily from producers in Canada. More than 80% of the world’s reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. Niobium is purchased primarily from producers in Brazil. We also purchase titanium sponge from sources in Russia, Kazakhstan, and Japan.

Export Sales and Foreign Operations
Direct international sales represented approximately 42% of our total annual sales in 2015, 38% of our total sales in 2014, and 39% of our total sales in 2013. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 33% of our total sales in 2015, 28% of our total sales in 2014, and 29% of our total sales in 2013. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives at various locations throughout the world. We believe that at least 50% of ATI’s 2015 sales were driven by global markets when we consider exports of our customers. Direct sales by geographic area in 2015, and as a percentage of total sales, were as follows:

(In millions)
United States	$2,142.6	58%
Europe	809.2	21%
Asia	503.9	14%
Canada	154.5	4%
South America, Middle East and other	109.4	3%
Total sales	$3,719.6	100%
Our High Performance Materials & Components segment has manufacturing capabilities for melting, remelting, forging and finishing nickel-based alloys and specialty alloys in the United Kingdom, and manufacturing capabilities for precision forging and machining in Poland, primarily serving the construction, transportation and aerospace markets. Within our Flat Rolled Products segment, our STAL joint venture in the People’s Republic of China produces Precision Rolled Strip products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $1.5 billion at December 31, 2015 and $1.7 billion at December 31, 2014. We expect that approximately 85% of confirmed orders on hand at December 31, 2015 will be filled during the year ending December 31, 2016. Backlog of confirmed orders of our High Performance Materials & Components segment was approximately $1.3 billion at December 31, 2015 and $1.4 billion at December 31, 2014. We expect that approximately 85% of the confirmed orders on hand at December 31, 2015 for this segment will be filled during the year ending December 31, 2016. Backlog of confirmed orders of our Flat Rolled Products segment was approximately $0.2 billion at December 31, 2015 and $0.3 billion at December 31, 2014. We expect that all of the confirmed orders on hand at December 31, 2015 for this segment will be filled during the year ending December 31, 2016.
Generally, our sales and operations are not seasonal. However, demand for our products is cyclical over longer periods because specialty materials customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries.
Research, Development and Technical Services
We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for the years ended December 31, 2015, 2014, and 2013 included the following:

(In millions)	2015	2014	2013
Company-Funded:
High Performance Materials & Components	$10.0	$12.9	$11.7
Flat Rolled Products	4.0	4.3	4.3
Corporate	0.2	0.2	0.1
	$14.2	$17.4	$16.1
Customer-Funded:
High Performance Materials & Components	$1.5	$2.7	$2.7
Total Research and Development	$15.7	$20.1	$18.8

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
Our Corporate Guidelines for Business Conduct and Ethics address compliance with environmental laws as well as employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees. We continued to focus on safety across ATI’s operations during 2015. As a result of our continuing focus on and commitment to safety, in 2015 our OSHA Total Recordable Incident Rate was 1.88 and our Lost Time Case Rate was 0.29, which improved versus 2014 and which we believe to be competitive with world-class performance for our industry.
Employees
We have approximately 9,200 full-time employees, of which approximately 15% are located outside the United States. Approximately 50% of our workforce is covered by various collective bargaining agreements, predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (“USW”). The collective bargaining agreements between ATI and the USW at many of our Flat Rolled Products segment facilities, and at two High Performance Materials & Components segment facilities located in Albany, OR and Lockport, NY, expired on June 30, 2015. Due to the lack of progress in ongoing contract negotiations, we issued a lockout notice involving more than 2,000 workers at various facilities which took effect August 15, 2015.  We have and will continue to operate the affected facilities and continue serving customer needs with our salaried and non-union employees and temporary professional staffing until the contract negotiations are resolved. On February 22, 2016, we reached a tentative agreement with the bargaining committee of the USW on a new labor contract, which would end the lockout. The contract is subject to ratification by USW members.
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

Executive Management, Including Executive Officers under Federal Securities Laws
The following are members of the Company’s executive management, including executive officers under the federal securities laws, as of February 15, 2016:

Name	Age	Title
Richard J. Harshman	59	Chairman, President and Chief Executive Officer
Patrick J. DeCourcy	53	Senior Vice President, Finance and Chief Financial Officer
Hunter R. Dalton	61	Executive Vice President, Strategic Growth Initiatives
John D. Sims	56	Executive Vice President, High Performance Materials and Components Segment
Robert S. Wetherbee	56	Executive Vice President, ATI Flat Rolled Products Group
Elliot S. Davis	54	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Kevin B. Kramer	56	Senior Vice President, Chief Commercial and Marketing Officer
Elizabeth C. Powers	56	Senior Vice President, Chief Human Resources Officer
Karl D. Schwartz	52	Vice President, Controller and Chief Accounting Officer
All individuals in the above table are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.
Set forth below are descriptions of the business backgrounds for the past five years of the Company’s executive officers and management.
Richard J. Harshman became Chairman, President and Chief Executive Officer in May 2011. Mr. Harshman was President and Chief Operating Officer from 2010 to May 2011. Prior to that, he served as Executive Vice President, Finance and Chief Financial Officer from 2003 to 2010.
Patrick J. DeCourcy, has served as Senior Vice President, Finance and Chief Financial Officer since December 2013. He was Interim Chief Financial Officer from July 2013 to December 2013. From 2011 to July 2013, Mr. DeCourcy provided assistance to ATI executive management with business integration and strategic investments and was Senior Director, Strategic Projects and Business Integration, from March 2012 to July 2013. From 2000 to 2010, he served as Vice President, Finance and Administration of ATI Specialty Materials.
Hunter R. Dalton has served as Executive Vice President, Strategic Growth Initiatives since August 2015. He was Executive Vice President, ATI High Performance Specialty Materials Group from May 2011 to August 2015, and was President, ATI Specialty Materials from 2008 to August 2015. Previously, he served as Group President, ATI Long Products from 2008 to May 2011. From 2003 to 2008, Mr. Dalton served as Senior Vice President of Sales and Marketing for ATI Specialty Materials.
John D. Sims has served as Executive Vice President, High Performance Materials and Components Segment since August 2015. He was Executive Vice President, ATI High Performance Components Group from September 2013 to August 2015 and President, ATI Forged Products from September 2013 to April 2014. Previously, he was Executive Vice President, Primary Titanium Operations, and Engineered Alloys and Products beginning in February 2013. Prior to that, Mr. Sims served as Executive Vice President, Primary Metals and Exotic Alloys from May 2011 to February 2013 and President, Specialty Alloys & Components from 2008 to February 2013. Previously, he was Group President, ATI Primary Metals and Exotic Alloys from February 2011 to May 2011.
Robert S. Wetherbee began serving as Executive Vice President, ATI Flat Rolled Products group in January 2015. He served as President, ATI Flat Rolled Products beginning April 1, 2014. Prior to that, Mr. Wetherbee was President and Chief Executive Officer of Minerals Technologies, Inc. from March 2013 until February 2014. Mr. Wetherbee was President of ATI’s tungsten materials business from 2010 through 2012. Previously, he was Vice President of Market Strategy of Alcoa Inc. from 2006 through 2009.
Elliot S. Davis became Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary in May 2011. Previously, Mr. Davis was Vice President and General Counsel from 2010 to May 2011. Mr. Davis served as Assistant General Counsel from 2008, when he joined the Company, to 2010. Prior to that, Mr. Davis was a partner of the law firm K&L Gates LLP, where he practiced for nearly 20 years in its corporate, mergers and acquisitions and securities group.
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

Elizabeth C. Powers joined ATI in November 2014 as Senior Vice President, Chief Human Resources Officer. Ms. Powers served as Vice President, Human Resources and Chief Administrative Officer for Dresser-Rand Group, Inc. from 2010 until 2012 and from 2005 to 2009. She was named Vice President, Human Resources of Dresser-Rand Group in 2004. From 2012 until she joined ATI, Ms. Powers worked in academia. In 2009 and 2010, Ms. Powers worked in the public policy and non-profit sectors.
Karl D. Schwartz is Vice President, Controller and Chief Accounting Officer and has served in that role since January 2016. Previously, he was Controller and Chief Accounting Officer from May 2011 to January 2016, and Controller and Principal Accounting Officer from 2010 to May 2011. Prior to that, Mr. Schwartz was Assistant Controller beginning in 2002, when he joined the Company.
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
Volatility of Raw Material Costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
The prices for many of the raw materials we use have been extremely volatile during the past several years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in raw material costs results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the year ended December 31, 2015, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales that were $131.6 million lower than what would have been recognized under the FIFO costing methodology to value our inventory.
Due primarily to persistent raw material deflation over the last several years, we are in an unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified.
Due to the long lead times required to manufacture many of our products, volatility in raw material prices exposes us to cash costs that may not be fully recovered through surcharge and index pricing mechanisms.

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
With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at approximately 42 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 25 of these sites, and the potential loss exposure with respect to 12 individual sites is not considered to be material.
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
We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable or if liability is probable to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2015, our reserves for environmental matters totaled approximately $15 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
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
Labor Matters. We have approximately 9,200 full-time employees, of which approximately 15% are located outside the United States. Approximately 50% of our workforce is covered by various collective bargaining agreements, predominantly with the USW. At various times, our collective bargaining agreements expire and are subject to renegotiation. The collective bargaining agreements between ATI and the USW at many of our Flat Rolled Products segment facilities, and at two High Performance Materials & Components segment facilities located in Albany, OR and Lockport, NY, expired on June 30, 2015. Due to the lack of progress in ongoing contract negotiations, we issued a lockout notice involving more than 2,000 workers at various facilities which took effect August 15, 2015. On February 22, 2016, we reached a tentative agreement with the bargaining committee of the USW on a new labor contract, which would end the lockout.  The contract is subject to ratification by USW members. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire.
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
Risks Associated with Retirement Benefits. At December 31, 2015, our U.S. qualified defined benefit pension plan was approximately 71% funded as calculated in accordance with U.S. generally accepted accounting principles, and we are not required to make any significant contributions to this plan in 2016. However, we may be required to fund the U.S. qualified defined benefit pension plan in the years beyond 2016 depending upon the value of plan investments and obligations in the future and changes in laws or regulations that govern pension plan funding. Depending on the timing and amount, a requirement that we fund our U.S. qualified defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
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
Our principal domestic locations for melting stainless steel and other flat-rolled specialty materials are located in Brackenridge, Midland, and Latrobe, PA. Hot-rolling is performed at our domestic facilities in Brackenridge and Washington, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Bagdad, Vandergrift, Midland, Washington, Rochester, Monaca, and Zelienople, PA, and in Waterbury, CT, New Bedford, MA, Louisville, OH, and Bridgeview, IL.
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
On February 11, 2016, the National Labor Relations Board (NLRB) served a complaint on ATI that alleges that the Company violated the National Labor Relations Act in connection with its collective bargaining negotiations with the USW and by locking out its USW-represented employees effective August 15, 2015. On February 22, 2016, the Company and the USW bargaining committee reached a tentative agreement, which would end the lockout and which provides for withdrawal of the complaint by the NLRB. The contract is subject to ratification by USW members.
Information relating to legal proceedings is included in Note 21. Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 4, 2016, there were 3,686 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.08 per share of common stock outstanding for the fourth quarter of 2015 and $0.18 per share of common stock outstanding for the first three quarters of 2015 and all four quarters of 2014. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.  Our Asset Based Lending (“ABL”) Revolving Credit Facility restricts our ability to pay dividends in certain circumstances.  For more information on the restrictions under our ABL facility, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity - Dividends.”
The ranges of high and low sales prices for shares of our common stock for the quarterly periods ended on the dates indicated were as follows:

2015	March 31	June 30	September 30	December 31
High	$35.10	$37.76	$31.02	$19.10
Low	$27.12	$29.05	$13.66	$10.15

2014	March 31	June 30	September 30	December 31
High	$38.30	$45.26	$46.32	$36.99
Low	$29.74	$37.56	$36.74	$30.02
Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2010 through December 31, 2015, as compared to (i) the S&P 500 Index, (ii) the S&P MidCap 400 Index and (iii) a Peer Group of companies. In recent years, we included the S&P 500 Index in our stock performance graphs because we were a component company of the S&P 500 and believed that it provided the most meaningful comparison to evaluate our cumulative total stockholder return. We are now including the S&P MidCap 400 Index because it is comprised of issuers currently having a market capitalization similar to ours now that we are a component company of that index. We do not intend to include the S&P 500 Index in our performance graph after this year absent a change in circumstances. We have included the SPDR S&P Metals and Mining Index ETF because our stock price trading and volatility trends with the performance of that index. We believe that the Peer Group of companies, which is defined below, is representative of companies in our industry that have served similar markets during the applicable periods. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2010. The stock performance information included in this graph is based on historical results and is not necessarily indicative of future stock price performance.

Company / Index	Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014	Dec 2015
ATI	100.00	87.84	57.00	68.52	68.09	22.65
S&P MidCap 400 Index	100.00	98.27	115.83	154.64	169.74	166.05
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	84.96	94.75	126.14	121.46	97.64
SPDR S&P Metals & Mining ETF	100.00	71.23	65.62	61.18	44.87	21.74
Source: Standard & Poor’s
Peer Group companies for the cumulative five year total return period ended December 31, 2015 were as follows:

AK Steel Holding Corporation	Materion Corp	Steel Dynamics, Inc.
Alcoa Inc.	Nucor Corp.	The Timken Company
Carpenter Technology Corporation	Precision Castparts Corp.	Timken Steel Corporation
Castle (A M) & Co.	Reliance Steel & Aluminum Co.	United States Steel Corporation
Commercial Metals Company	RTI International Metals, Inc.	Universal Stainless & Alloy Products, Inc.
Kennametal Inc.	Schnitzer Steel Industries, Inc.	Worthington Industries, Inc.

RTI International Metals Inc. was included in the total shareholder return Peer Group through July 22, 2015 when it was acquired by Alcoa Inc. Effective in 2014, The Timken Company spun off its steel business into a new public company, TimkenSteel Corporation, which was included in the total shareholder return Peer Group starting on June 19, 2014 when it began trading.

Item 6. Selected Financial Data

(In millions)
For the Years Ended December 31,	2015	2014	2013	2012	2011
Revenue by Market:
Aerospace & Defense	$1,514.0	$1,446.3	$1,394.5	$1,584.5	$1,441.6
Oil & Gas/Chemical & Hydrocarbon Processing Industry	538.0	752.3	706.8	837.6	996.0
Electrical Energy	368.1	430.2	459.4	571.5	741.8
Automotive	293.8	414.4	348.3	363.7	356.2
Medical	220.7	211.0	207.7	211.5	243.6
Subtotal - Key Markets	2,934.6	3,254.2	3,116.7	3,568.8	3,779.2
Construction/Mining	226.3	295.6	287.5	364.2	305.3
Food Equipment & Appliances	217.3	248.8	251.7	215.4	236.8
Transportation	129.5	172.1	136.3	196.1	209.0
Electronics/Communication/Computers	126.4	154.6	153.1	170.0	161.1
Conversion Services and Other	85.5	98.1	98.2	152.4	120.9
Total	$3,719.6	$4,223.4	$4,043.5	$4,666.9	$4,812.3

(In millions, except per share amounts)
For the Years Ended December 31,	2015	2014	2013	2012	2011
Sales:
High Performance Materials & Components	$1,985.9	$2,006.8	$1,944.8	$2,314.0	$2,081.0
Flat Rolled Products	1,733.7	2,216.6	2,098.7	2,352.9	2,731.3
Total Sales	$3,719.6	$4,223.4	$4,043.5	$4,666.9	$4,812.3
Segment operating profit (loss):
High Performance Materials & Components (a)	$157.1	$234.8	$159.6	$315.7	$367.7
Flat Rolled Products (a)	(241.9)	(47.0)	(147.8)	19.7	136.0
Total segment operating profit (loss) (a)	$(84.8)	$187.8	$11.8	$335.4	$503.7
Income (loss) from continuing operations before income taxes	$(478.0)	$1.5	$(154.8)	$232.3	$322.1
Income tax provision (benefit)	(112.1)	(8.7)	(63.6)	72.4	110.4
Income (loss) from continuing operations	(365.9)	10.2	(91.2)	159.9	211.7
Income (loss) from discontinued operations, net of tax	—	(0.6)	252.8	7.9	11.4
Net income (loss)	(365.9)	9.6	161.6	167.8	223.1
Less: Net income attributable to noncontrolling interests	12.0	12.2	7.6	9.4	8.8
Net income (loss) attributable to ATI	$(377.9)	$(2.6)	$154.0	$158.4	$214.3
Basic net income (loss) per common share
Continuing operations attributable to ATI per common share	$(3.53)	$(0.02)	$(0.93)	$1.42	$1.98
Discontinued operations attributable to ATI per common share	—	(0.01)	2.37	0.07	0.11
Basic net income (loss) attributable to ATI per common share	$(3.53)	$(0.03)	$1.44	$1.49	$2.09
Diluted net income (loss) per common share
Continuing operations attributable to ATI per common share	$(3.53)	$(0.02)	$(0.93)	$1.36	$1.87
Discontinued operations attributable to ATI per common share	—	(0.01)	2.37	0.07	0.10
Diluted net income (loss) attributable to ATI per common share	$(3.53)	$(0.03)	$1.44	$1.43	$1.97

(In millions, except per share amounts and ratios)
As of and for the Years Ended December 31,	2015	2014	2013	2012	2011
Dividends declared per common share	$0.62	$0.72	$0.72	$0.72	$0.72
Ratio of earnings to fixed charges	—	—	—	2.8x	3.6x
Working capital (b)	$1,181.1	$1,584.4	$1,743.3	$1,663.1	$1,731.2
Total assets (c)	5,751.7	6,571.7	6,885.0	6,234.6	6,030.5
Long-term debt (c)	1,491.8	1,498.2	1,513.9	1,449.8	1,465.6
Total debt (c)	1,495.7	1,516.0	1,933.8	1,466.9	1,492.9
Cash and cash equivalents	149.8	269.5	1,026.8	304.6	380.6
Total ATI Stockholders’ equity	2,082.8	2,598.4	2,894.2	2,479.6	2,475.3
Noncontrolling interests	101.6	110.9	100.5	107.5	96.3
Total Stockholders’ equity	2,184.4	2,709.3	2,994.7	2,587.1	2,571.6
(a) Prior periods have been restated to reflect the Company’s change in its method of determining business unit performance as internally reported to its senior management, CEO, and Board of Directors in the third quarter of 2015. Segment operating results are now reported excluding all effects of LIFO inventory accounting and any related changes in net realizable value (NRV) inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance. Additionally, segment operating results are now measured including all retirement benefit expense attributable to the business unit, for both current and former employees. See Note 16 of the notes to the consolidated financial statements for further explanation.
(b) Prior periods have been restated to reflect the adoption on a retrospective basis in the fourth quarter of fiscal year 2015 of new accounting guidance on the balance sheet classification of deferred taxes. This new guidance requires that deferred tax liabilities and assets be classified as noncurrent rather than separating deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet.
(c) Prior periods have been restated to reflect the adoption on a retrospective basis in the fourth quarter of fiscal year 2015 of new accounting guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability.
The information presented in Selected Financial Data should be read in conjunction with the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.
2015 results include the following:

•
A $131.5 million pre-tax ($85.1 million, net of tax) non-cash charge for NRV inventory reserves, which are required to offset ATI’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. See Note 4 of the notes to the consolidated financial statements for further explanation.

•
A $68.4 million tax valuation allowance on a portion of ATI’s deferred tax assets as a result of a three year cumulative loss from U.S. operations. See Note 15 of the notes to the consolidated financial statements for further explanation.

•
A non-cash goodwill impairment charge in the Flat Rolled Products segment of $126.6 million pre-tax ($81.9 million, net of tax). See Note 6 of the notes to the consolidated financial statements for further explanation.

•
Restructuring charges of $64.3 million ($41.6 million after-tax). These pre-tax charges were comprised of $54.5 million in long-lived asset impairment charges, $3.5 million in facility idling costs, and $6.3 million in employee severance charges. See Note 17 of the notes to the consolidated financial statements for further explanation.

•
A $25.4 million pre-tax ($16.4 million after-tax) charge to revalue non-PQ grades of titanium sponge inventory based on current market prices. See Note 4 of the notes to the consolidated financial statements for further explanation.

2014 results from continuing operations include postretirement benefit curtailment and settlement gains of $25.5 million pre-tax ($18.4 million, net of tax). See Note 12 of the notes to the consolidated financial statements for further explanation.

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
In June 2014, we repaid the remaining $397.5 million outstanding of the 4.25% Convertible Senior Notes. See Note 9 of the notes to the consolidated financial statements for further explanation.
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
For the year ended December 31, 2013, we recorded pre-tax restructuring charges in continuing operations of $67.5 million($41.2 million after-tax or $0.39 per share) which are not included in segment results. These pre-tax charges were comprised of $55.1 million in non-cash long-lived asset impairment charges, $4.2 million in facility closure costs and $8.2 million in employee severance and termination benefit charges. See Note 17 of the notes to the consolidated financial statements for further explanation.
In July 2013, we issued $500 million of 5.875% Senior Notes due in 2023, the net proceeds of which were used for general corporate purposes. As of December 31, 2015, these notes bear an interest rate of 7.625% resulting from negative changes in the Company’s credit ratings by both Moody’s or Standard & Poor’s. See Note 9 of the notes to the consolidated financial statements for further explanation.
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
Total ATI stockholders’ equity for 2015 and 2013 included a net increase of $69.6 million and $241.0 million, respectively, primarily due to the use of higher discount rate to measure the benefit obligations. Total ATI stockholders’ equity for 2014, 2012 and 2011 included a net decrease of $266.5 million, $164.1 million and $320.0 million, respectively, for the year-end remeasurements of pensions and other postretirement benefits, primarily due to the use of a lower discount rate to measure the benefit obligations.
For purposes of determining the ratio of earnings to fixed charges, earnings include pre-tax income (loss) from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals). For the years ended December 31, 2015, 2014 and 2013, fixed charges exceeded earnings by $492.1 million, $7.1 million and $192.8 million, respectively.

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
ATI Overview
We are one of the largest and most diversified specialty materials and components producers in the world. We use innovative technologies to offer global markets a wide range of specialty materials solutions. Our high-value products include titanium and titanium alloys, nickel-based alloys and specialty steels, zirconium and related alloys, advanced powder alloys, precision and engineered stainless steel strip, and precision forgings, castings, components and machining capabilities. Our standard products include specialty stainless sheet, stainless steel sheet, and stainless steel plate. Our specialty materials are produced in a wide range of alloys and product forms and are selected for use in applications that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. We are a fully integrated supplier, from alloy development, to raw materials (for titanium sponge) to melting and hot-working (for other specialty alloy systems), through highly engineered finished components.
Our strategic vision is to be an aligned and integrated specialty materials and components company. We operate in two business segments: High Performance Materials & Components, and Flat Rolled Products. Our High Performance Materials & Components segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings, castings, components and machined parts. These products are designed for the high performance requirements of major end markets such as aerospace and defense, oil and gas, chemical and hydrocarbon processing industry, electrical energy, and medical. Our Flat Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products, as well as grain-oriented electrical steel. The major end markets for our flat-rolled products are oil and gas, chemical and hydrocarbon processing industry, electrical energy, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense.
Effective with the third quarter 2015, we changed our method of determining business unit performance as internally reported to our senior management, CEO, and Board of Directors. Segment operating results are now reported excluding all effects of LIFO inventory accounting and any related changes in net realizable value inventory (NRV) reserves which offset the aggregate net debit LIFO valuation balance. Additionally, segment operating results are now measured including all retirement benefit expense attributable to the business unit, for both current and former employees. Previously, we excluded defined benefit pension expense and all defined benefit and defined contribution postretirement medical and life insurance expense from segment operating profit. This change better aligns comparative operating performance following the 2014 U.S. defined benefit pension freeze for all non-represented employees and the change in 2015 to a company-wide defined contribution retirement plan structure. Under our previous reporting methodology, defined contribution retirement plan expense remained in segment operating results whereas defined benefit plan costs were excluded. Operating results for business segments, corporate and closed company and other expenses now include all applicable retirement benefit plan costs for pension and other postretirement benefits. We consider these changes to be a more useful method of measuring business unit financial performance based on changes to retirement benefit plans and the impact of the aggregate net debit LIFO position. The segment results below reflect these changes for all periods presented.
Overview of 2015 Financial Performance
Sales in 2015 decreased 12% to $3.7 billion, while cost of sales decreased only 5%, compared to 2014. This compression in our gross profit margin was impacted by lower operating rates due to an extended drop in demand from the oil & gas/chemical & hydrocarbon processing markets, which is our second largest end market, continued weakness in the global construction and mining market and the effects of low-priced commodity stainless sheet imports on flat-rolled products’ markets. Results in 2015 were also adversely impacted by falling raw materials prices, as pricing mechanisms that are designed to recover changes in raw material costs through indexes and surcharges fell faster than the length of the manufacturing cycle, and by inventory valuation reserves.

Total sales to our key end markets of aerospace and defense, oil and gas, chemical and hydrocarbon processing industry, electrical energy, medical, and automotive represented 79% of ATI’s 2015 sales. Sales to our largest end market, aerospace and defense increased 8% over 2014 and represented 41% of our sales. We continued our strategic focus on key high-value specialty products, including titanium and titanium alloys, precision castings and forgings, nickel-based alloys and specialty alloys, zirconium and related alloys, and grain-oriented electrical steel, with 2015 sales of these key high-value products representing 83% of our total sales. Direct international sales were $1.6 billion in 2015 and represented 42% of total sales.
Selling and administrative expenses declined $34 million, or 12% compared to 2014 due primarily to net gains on ineffective cash flow hedges, lower retirement benefit expenses and lower costs of closed operations. Our 2015 results include $216 million of pre-tax charges for goodwill and long-lived asset impairments in our Flat Rolled Products business, charges to revalue non-PQ grades of titanium sponge inventory, and costs of severance and facility idling actions. Business segment operating results, which exclude these charges, were a loss of $85 million in 2015. We also recorded a $68 million income tax valuation allowance in 2015, and reported a loss attributable to ATI of $378 million, or $(3.53) per share.
A summary of our results from continuing operations is as follows:

(In millions, except per share amounts)	2015	2014	2013
Sales	$3,719.6	$4,223.4	$4,043.5
Gross profit	$60.3	$378.6	$252.6
Segment operating profit (loss)	$(84.8)	$187.8	$11.8
Goodwill impairment, restructuring and other charges	$(216.3)	$—	$(67.5)
Income (loss) from continuing operations before income taxes	$(478.0)	$1.5	$(154.8)
Income (loss) from continuing operations	$(365.9)	$10.2	$(91.2)
Amounts attributable to ATI common stockholders:
Loss from continuing operations	$(377.9)	$(2.0)	$(98.8)
Per Diluted Share:
Continuing operations	$(3.53)	$(0.02)	$(0.93)
We made significant operational progress in 2015 in qualifying and fully integrating several long-term strategic capital projects that position ATI to grow our high-value products. The Hot-Rolling and Processing Facility (HRPF) and the Rowley titanium sponge facility have been multi-year accomplishments that are expected to begin providing a return on our invested capital after extensive construction and qualification phases.
A few of our major strategic accomplishments during 2015 include:

•
Fully integrating our Flat Rolled Products segment HRPF into all production processes. The HRPF enables ATI to grow our high-value product lines, such as nickel-based and specialty alloys, and titanium and titanium alloys, across both business segments. These differentiated products serve key global markets including Aerospace & Defense, Oil & Gas/Chemical & Hydrocarbon Processing Industry and Electrical Energy. The HRPF also enabled the decommissioning of two higher-cost, legacy hot-rolling operations.

•
The premium-quality (PQ) qualification process for our products used in jet engine rotating parts made with titanium sponge produced by our Rowley, UT facility was completed in the second quarter 2015. This marked the completion of a journey from the 2009 commencement of operations that fully qualifies Rowley as a PQ titanium sponge producer for all applications.

•
We continued to pace capital expansions in the High Performance Materials & Components segment for nickel alloy powder, titanium investment castings, and forgings to support the anticipated market demand increases, and grow new part introductions (NPIs) for the aerospace market.

•
We maintained a solid liquidity position with $150 million in cash and implemented a $400 million asset-based domestic lending (ABL) facility with our bank group, which was undrawn at year-end 2015. The ABL facility contains no leverage or interest coverage ratios and is collateralized by the accounts receivable and inventory of ATI’s domestic operations. We repaid $24 million of debt including all remaining debt assumed in the 2011 Ladish acquisition. Total debt to total capital was 42.0% at December 31, 2015, compared to 37.0% at the end of 2014.

•
We continued to implement our strategy of operating as an integrated and aligned business, with more consistent health, welfare and retirement benefit programs across our operations, including the ongoing integration of multiple business units within the High Performance Materials & Components segment. Fourth quarter 2015 results include $6 million of charges for workforce reductions in the High Performance Materials & Components segment and at ATI’s headquarters, which are expected to benefit 2016 results by approximately $23 million.

•
In the fourth quarter 2015, after a strategic review, we announced rightsizing actions that are intended to return the Flat Rolled Products business to profitability as quickly as possible and execute our strategy for sustainable long-term profitable growth. These actions included:

◦	Idling of the Midland, PA standard stainless melt shop and sheet finishing operations, which was completed in early 2016.

◦	Idling of grain-oriented electrical steel (GOES) operations, including the Bagdad, PA facility, which is expected to be completed by April 2016.

◦
Streamlining operations to better focus on the products and global markets that value ATI’s technical and manufacturing capability leadership that is enabled by the HRPF, such as nickel-based and specialty alloys, titanium and titanium alloys, Precision Rolled Strip and engineered strip.

•
Capital expenditures in 2015, almost half of which related to the HRPF, were $145 million. This amount was significantly lower than our beginning of year estimate of $290 million as we re-evaluated certain anticipated capital projects based on market conditions. Additionally, some HRPF payments shifted to early 2016. We are near the end of a multi-year cycle of capital expenditures on major strategic investments.

•
Our safety focus continued across all of ATI’s operations. Our 2015 OSHA Total Recordable Incident Rate was 1.88 and our Lost Time Case Rate was 0.29 per 200,000 hours worked, which we believe to be competitive with world class performance for our industry.

ATI’s results in 2016 will reflect two differently situated businesses. Our High Performance Materials & Components segment is positioned to begin a multi-year period of sustained profitable growth, supported by long-term agreements that provide significant growth for ATI on legacy and next-generation airplanes and the jet engines that power them. Volume from these agreements is expected to provide improved capacity utilization and product mix in our mill products, forgings, and titanium investment casting facilities, beginning in the first quarter 2016. We expect to increase the pace throughout our High Performance Materials & Components operations as we progress through 2016, driven primarily by the commercial aerospace market, with segment operating profit as a percentage of sales returning to double-digit levels by the second half of the year. This represents significant and continuing improvement toward our goals of long-term profitable growth and consistently earning a premium to our cost of capital.
In our Flat Rolled Products segment, our first half 2016 results will reflect the ongoing rightsizing and restructuring activities, including idling the Midland facility and our GOES operations, during a period of continuing low raw material prices and uncertain end market demand. As we continue to reposition this business to a higher value product mix, we expect shipments of our specialty coil and plate products to improve throughout 2016 and benefit from the HRPF capabilities, particularly for our 48”-wide nickel-based alloy sheet. As a result of these initiatives we expect the Flat Rolled Products segment to be modestly profitable by the second half of 2016.
Cash generation from operations will be a key focus throughout 2016. We do not expect to pay any U.S. federal taxes in 2016 due to net operating loss carryforwards, and we intend to carefully balance our working capital and other cash needs with the pace of our capital expenditure requirements. We currently expect 2016 capital expenditures to be approximately $240 million, including our nickel alloy powder expansion ($45 million), final payments on the HRPF ($70 million), completion of the expansion of our titanium investment castings capacity ($10 million), and the expansion of manufacturing capabilities at our STAL joint venture in China ($35 million), which is consolidated within ATI’s financial results. The STAL capital expansion will be fully funded by STAL’s operations. Depreciation and amortization expense in 2016 is forecast to be approximately $180 million.
Results of Operations
Sales from continuing operations were $3.72 billion in 2015, $4.22 billion in 2014, and $4.04 billion in 2013. The 12% sales decrease in 2015 is primarily the result of lower shipment volumes of most flat-rolled products, and weak selling prices for standard stainless flat-rolled products due to global competition, particularly imports from China, and declining raw material costs which affect transaction prices. Results of discontinued operations, which include the former tungsten materials business which was sold in November 2013, and now-closed iron castings and fabricated components businesses, are excluded from business segment results discussed below.

Segment operating results were a loss of $84.8 million, or (2.3)% of sales, in 2015, compared to segment operating profit of $187.8 million, or 4.4% of sales, in 2014, and $11.8 million, or 0.3% of sales, in 2013. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, closed company expenses, the effects of LIFO inventory accounting and any related changes in net realizable value (NRV) inventory reserves, goodwill impairment charges and restructuring costs, if any. Total revenues and segment operating profit (loss) of our two business segments were as follows (in millions):

	2015		2014		2013
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
High Performance Materials & Components	$1,985.9	$157.1	$2,006.8	$234.8	$1,944.8	$159.6
Flat Rolled Products	1,733.7	(241.9)	2,216.6	(47.0)	2,098.7	(147.8)
Total ATI	$3,719.6	$(84.8)	$4,223.4	$187.8	$4,043.5	$11.8
Business segment results in 2015 exclude $347.8 million in pre-tax charges, which included a $126.6 million charge for goodwill impairment, $54.5 million of long-lived asset impairment charges, $131.5 million of NRV inventory reserve charges, a $25.4 million charge to revalue non-PQ titanium sponge inventory based on current market prices, and $9.8 million of charges for severance actions and idling costs. Additionally, ATI recorded a $68.4 million income tax valuation allowance due to cumulative losses from U.S. operations.
The 2015 loss from continuing operations attributable to ATI was $377.9 million, or $(3.53) per share, compared to a 2014 loss from continuing operations attributable to ATI of $2.0 million, or $(0.02) per share, and a loss from continuing operations attributable to ATI of $98.8 million, or $(0.93) per share in 2013. 2014 results include $25.5 million of pre-tax curtailment and settlement gains relating to postretirement benefit plan changes, primarily included in Flat Rolled Products segment results, and $63.1 million pre-tax HRPF commissioning and Rowley PQ qualification costs. Results for 2013 include a $67.5 million pre-tax restructuring charge for long-lived asset impairments and other costs associated with facility closures, including termination benefits for pension and other postretirement benefit plans, and other severance charges.
Results of discontinued operations were immaterial in 2015 and are not separately reported. Results of discontinued operations was also immaterial in 2014. Income from discontinued operations was $252.8 million in 2013, which includes the $261.4 million net of tax, or $2.45 per share, gain on sale of the tungsten materials business.
Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues is as follows:

Market	2015		2014		2013
Aerospace & Defense	$1,514.0	41%	$1,446.3	34%	$1,394.5	35%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	538.0	14%	752.3	18%	706.8	17%
Electrical Energy	368.1	10%	430.2	10%	459.4	11%
Automotive	293.8	8%	414.4	10%	348.3	9%
Medical	220.7	6%	211.0	5%	207.7	5%
Subtotal - Key Markets	2,934.6	79%	3,254.2	77%	3,116.7	77%
Construction/Mining	226.3	6%	295.6	7%	287.5	7%
Food Equipment & Appliances	217.3	6%	248.8	6%	251.7	6%
Transportation	129.5	4%	172.1	4%	136.3	3%
Electronics/Computers/Communication	126.4	3%	154.6	4%	153.1	4%
Conversion Services and Other	85.5	2%	98.1	2%	98.2	3%
Total	$3,719.6	100%	$4,223.4	100%	$4,043.5	100%

Comparative information for our major high-value and standard products based on their percentages of our total revenues is as follows:

For the Years Ended December 31,	2015	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	28%	26%	25%
Titanium and titanium alloys	17%	15%	16%
Precision forgings, castings and components	14%	13%	13%
Precision and engineered strip	13%	13%	13%
Zirconium and related alloys	7%	6%	6%
Grain-oriented electrical steel	4%	4%	5%
Total High-Value Products	83%	77%	78%
Standard Products
Stainless steel sheet	8%	9%	9%
Specialty stainless sheet	6%	10%	10%
Stainless steel plate and other	3%	4%	3%
Total Standard Products	17%	23%	22%
Grand Total	100%	100%	100%
Information with respect to our business segments is presented below.
High Performance Materials & Components

(In millions)	2015	% Change	2014	% Change	2013
Sales to external customers	$1,985.9	(1)%	$2,006.8	3%	$1,944.8
Segment operating profit	157.1	(33)%	234.8	47%	159.6
Segment operating profit as a percentage of sales	7.9%		11.7%		8.2%
Direct international sales as a percentage of sales	43.1%		41.2%		43.3%
Our High Performance Materials & Components segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings, castings, components, and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace and defense, oil and gas, chemical and hydrocarbon processing industry, electrical energy, and medical.
2015 Compared to 2014
Sales for the High Performance Materials & Components segment in 2015 decreased 1%, to $1.99 billion, with sales to the aerospace market up 4%, driven by a 12% increase in commercial jet engine sales. Sales to the oil & gas/chemical & hydrocarbon processing industry market declined 43%, as the impact of the significant decline in oil prices led to falling demand for products to this market throughout the year.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2015 and 2014, and the percentage change in revenues by market for 2015 is as follows:

Market	2015		2014		Change
Aerospace:
Jet Engines	$709.6	36%	$632.9	32%	$76.7	12%
Airframes	379.5	19%	376.1	19%	3.4	1%
Government	155.9	8%	182.4	9%	(26.5)	(15)%
Total Aerospace	1,245.0	63%	1,191.4	60%	53.6	4%
Medical	208.1	10%	187.6	9%	20.5	11%
Electrical Energy	135.8	7%	124.0	6%	11.8	10%
Defense	120.9	6%	102.6	5%	18.3	18%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	108.6	5%	189.1	9%	(80.5)	(43)%
Transportation	46.9	3%	47.8	3%	(0.9)	(2)%
Construction/Mining	46.7	2%	64.3	3%	(17.6)	(27)%
Other	73.9	4%	100.0	5%	(26.1)	(26)%
Total	$1,985.9	100%	$2,006.8	100%	$(20.9)	(1)%
In 2015 and 2014, the aerospace market represented 63% and 60%, respectively, of the revenues of the segment with the majority of the sales to the jet engine market. Aerospace has historically represented a significant market for our High Performance Materials & Components segment, especially for premium quality specialty materials used in the manufacture of jet engines for the original equipment and spare parts markets. ATI is a fully integrated supplier, from raw material (for titanium sponge) and melt through highly engineered technically complex parts, creating a more stable and sustainable supply chain for aerospace, defense and industrial markets. In addition, we have become a larger supplier of specialty materials used in airframe construction. In both 2015 and 2014, sales of our material into the airframe market represented approximately 30% of our aerospace market sales.
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
The commercial aerospace market’s use of titanium alloys is expected to increase significantly as new aircraft airframe designs use a larger percentage of titanium alloys. Given the significant current backlogs of Boeing and Airbus, as well as the backlogs of the engine manufacturers, this increasing demand for titanium alloys mill products is expected to last for at least the next several years. Additionally, new entrants to the commercial jet aircraft market for single aisle and regional jets are expected to increase demand for these alloys over the next few years. Both Boeing and Airbus have implemented production increases, and announced production increases over the next several years for legacy and next generation aircraft, which is expected to positively impact the demand for titanium alloys and nickel-based superalloys for both jet engine and airframe applications. Due to manufacturing cycle times, demand for our specialty materials leads the deliveries of new aircraft by between 6 to 12 months. In addition, as our specialty materials are used in rotating components of jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities. As the number of aircrafts in service increases, the need for our materials associated with engine refurbishment is expected to increase.
Projections of aircraft deliveries generally show a decline near the end of the decade due to the phase out of current generation single aisle airframe production, but with overall production still at historically high levels, supported by a large order backlog. New commercial aircraft engine builds are also forecasted to follow the same pattern. The projected growth increase of large twin aisle and next generation single aisle aircraft builds is significant, as the next generation of both types of aircrafts utilize significantly more of the high-value types of materials we produce in both the airframe and in the jet engines. Our current shipset revenues for certain next-generation airframes and their engines are estimated as follows:

•	Boeing 737MAX, $1.1 million

•	Boeing 787, $2.8 million

•	Airbus 350, $1.5 million
Other key end markets for materials produced by the High Performance Materials & Components segment are the oil & gas/chemical & hydrocarbon processing industry, medical and electrical energy. The significant decline in oil prices which started in late 2014 had a significant impact in 2015 on segment results, affecting long products used in directional and horizontal drilling, and completion applications. Medical and electrical energy market sales both increased compared to 2014 due to higher demand for these products.
Sales of titanium mill products were 7% higher in 2015. Sales of nickel-based alloys and specialty alloys mill products decreased 6% compared to 2014, reflecting increased shipment volumes partially offset by slightly lower average selling prices. Comparative information for the segment’s major product categories, based on their percentages of 2015 and 2014 segment revenues is as follows:

For the Years Ended December 31,	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	31%	32%
Titanium and titanium alloys	30%	28%
Precision forgings, castings and components	26%	27%
Zirconium and related alloys	13%	13%
Total High-Value Products	100%	100%
High Performance Materials & Components segment operating profit for 2015 decreased 33% compared to 2014, to $157.1 million, or 7.9% of sales, due primarily to more competitive pricing and the mismatch of falling raw material prices included in index pricing mechanisms compared to the manufacturing cycle time of higher-cost materials, and lower operating levels primarily due to reduced demand from the oil & gas/chemical & hydrocarbon processing industry and construction and mining markets, which unfavorably impacted productivity costs. Results in both periods were also negatively impacted by the strategic decision to use ATI-produced sponge rather than lower cost titanium scrap to manufacture certain standard quality titanium products.
Competition continues to be very strong across most key end markets, particularly within the aerospace, oil & gas, and medical market supply chains. We expect the High Performance Materials & Components segment to begin a multi-year period of sustained profitable growth primarily from commercial aerospace market demand based on long-term agreements with jet engine and airframe manufacturers. We expect to increase the pace of operations in this segment, with segment operating profit as a percentage of sales returning to double-digit levels by the second half of 2016. We expect demand from the medical and electrical energy markets to remain good, while demand from the oil & gas/chemical & hydrocarbon industry market remains at lower levels throughout 2016.
2014 Compared to 2013
Sales for the High Performance Materials & Components segment in 2014 increased 3%, to $2.01 billion, compared to 2013 with sales to the aerospace market up 3%, driven by jet engine demand, and sales to the oil & gas/chemical & hydrocarbon processing industry market up 9% on 24% higher oil & gas sales.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2014 and 2013, and the percentage change in revenues by market for 2014 is as follows:

Market	2014		2013		Change
Aerospace:
Jet Engines	$632.9	32%	$591.4	30%	$41.5	7%
Airframes	376.1	19%	370.5	19%	5.6	2%
Government	182.4	9%	195.5	10%	(13.1)	(7)%
Total Aerospace	1,191.4	60%	1,157.4	59%	34.0	3%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	189.1	9%	172.8	9%	16.3	9%
Medical	187.6	9%	183.5	9%	4.1	2%
Electrical Energy	124.0	6%	133.1	7%	(9.1)	(7)%
Defense	102.6	5%	95.6	5%	7.0	7%
Construction/Mining	64.3	3%	61.4	3%	2.9	5%
Transportation	47.8	3%	49.7	3%	(1.9)	(4)%
Other	100.0	5%	91.3	5%	8.7	10%
Total	$2,006.8	100%	$1,944.8	100%	$62.0	3%
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
High Performance Materials & Components segment operating profit for 2014 increased 47% compared to 2013, to $234.8 million, or 11.7% of sales, due primarily to higher mill product shipment volumes for nickel-based and specialty steel alloys and titanium and titanium alloys mill products, which was partially offset by a slightly weaker product mix for nickel-based alloys and generally lower selling prices. Results benefited from lower retirement benefit expenses in 2014, and both periods were also negatively impacted by the strategic decision to use ATI-produced sponge rather than lower cost titanium scrap to manufacture certain standard quality titanium products.
Flat Rolled Products

(In millions)	2015	% Change	2014	% Change	2013
Sales to external customers	$1,733.7	(22)%	$2,216.6	6%	$2,098.7
Segment operating loss	(241.9)	(415)%	(47.0)	68%	(147.8)
Segment operating loss as a percentage of sales	(14.0)%		(2.1)%		(7.0)%
Direct international sales as a percentage of sales	41.5%		35.2%		35.4%
Our Flat Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products, as well as grain-oriented electrical steel sheet. The major end markets for our flat-rolled products are electrical energy, oil and gas, chemical and hydrocarbon processing industry, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense.
2015 Compared to 2014
Sales for the Flat Rolled Products segment for 2015 decreased 22%, to $1.74 billion. Sales were significantly lower across nearly all major end markets, due to both lower selling prices attributable to falling raw material surcharges included in transaction prices, and lower shipment volumes in many end markets. Sales to the oil & gas/chemical & hydrocarbon processing industry market, which is the segment’s largest end market, remained good in the first half of 2015 as we completed a large nickel plate project, but then declined significantly in the second half of the year. Market conditions for standard stainless sheet products deteriorated throughout 2015, due in part to a surge of imports into the U.S market in the first half of the year, and excess North American and global capacities. Sales of standard stainless sheet products were nearly 20% lower than 2014 due to both lower shipment volumes and lower selling prices.
Segment results were also impacted by a work stoppage affecting the domestic operations of ATI Flat Rolled Products. Following the expiration of the labor agreement on June 30, 2015, due to a lack of progress in contract negotiations with the USW, ATI Flat Rolled Products issued a lockout notice, effective August 15, 2015 to more than 2,000 USW-represented employees. Other than the Midland, PA standard stainless melt shop, which had been idled in mid-2015 due to market conditions, affected facilities resumed operations using salaried employees and temporary workers. After an initial drop in asset utilization during the work stoppage, production rates improved and resumed operations, meeting and in some cases exceeding output and quality expectations. On February 22, 2016, we reached a tentative agreement with the bargaining committee of the USW on a new labor contract, which would end the lockout.  The contract is subject to ratification by USW members.
Comparative information for our Flat Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2015 and 2014, and the percentage change in revenues by market for 2015 is as follows:

Market	2015		2014		Change
Oil & Gas/Chemical & Hydrocarbon Processing Industry	$429.4	25%	$563.1	25%	$(133.7)	(24)%
Automotive	288.1	17%	395.7	18%	(107.6)	(27)%
Electrical Energy	232.3	13%	306.2	14%	(73.9)	(24)%
Food Equipment & Appliances	214.4	12%	245.7	11%	(31.3)	(13)%
Construction/Mining	179.6	10%	231.3	10%	(51.7)	(22)%
Aerospace & Defense	148.1	9%	152.4	7%	(4.3)	(3)%
Electronics/Computers/Communication	121.9	7%	151.4	7%	(29.5)	(19)%
Transportation	82.6	5%	124.3	6%	(41.7)	(34)%
Medical	12.6	1%	23.4	1%	(10.8)	(46)%
Other	24.7	1%	23.1	1%	1.6	7%
Total	$1,733.7	100%	$2,216.6	100%	$(482.9)	(22)%

Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of 2015 and 2014 segment revenues is as follows:

For the Years Ended December 31,	2015	2014
High-Value Products
Precision and engineered strip	29%	26%
Nickel-based alloys and specialty alloys	25%	21%
Grain-oriented electrical steel	8%	8%
Titanium and titanium alloys	3%	4%
Total High-Value Products	65%	59%
Standard Products
Stainless steel sheet	18%	17%
Specialty stainless sheet	13%	19%
Stainless steel plate	4%	5%
Total Standard Products	35%	41%
Grand Total	100%	100%
Very weak market conditions for standard products reduced the overall sales mix of these products for the Flat Rolled Products segment. However, demand for our titanium products from the chemical and hydrocarbon processing industry also remained at lower levels, with shipments of titanium and ATI-produced Uniti titanium products decreasing 40% compared to 2014, to 5.9 million pounds, which followed a 21% decline in 2014.
Comparative shipment volume and average selling price information on the segment’s products for the years ended December 31, 2015 and 2014 is provided in the following table:

	2015	2014	% change
Volume (000’s pounds):
High-Value	449,461	508,753	(12)%
Standard	514,035	678,022	(24)%
Total	963,496	1,186,775	(19)%
Average prices (per lb.):
High-Value	$2.51	$2.53	(1)%
Standard	$1.16	$1.35	(14)%
Combined Average	$1.79	$1.86	(4)%

The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include nickel, iron, chromium, and molybdenum. Nickel, which comprises a significant percentage of our materials costs, and where price is influenced by commodity exchange trading, continued to be volatile during 2015. The cost of nickel decreased 46% during 2015 to an LME average monthly cost of $3.94 per pound in December 2015. The cost of our other major raw materials decreased significantly during the year, with molybdenum costs down 46%, and iron scrap costs declining 56%. Volatility in raw material surcharges affects customer purchasing trends, and during periods of significant declines in the costs of these raw materials, the transaction price declines more quickly than the cost of materials produced due to the length of the manufacturing cycle.

05	06	07	08	09	10	11	12	13	14	15	05	06	07	08	09	10	11	12	13	14	15
6.09	15.68	11.79	4.39	7.74	10.94	8.05	7.82	6.22	7.37	3.94	280	235	325	235	345	430	510	395	452	371	162
Source: London Metals Exchange											Source: American Metals Market

05	06	07	08	09	10	11	12	13	14	15	05	06	07	08	09	10	11	12	13	14	15
0.54	0.66	1.71	1.03	0.89	1.33	1.11	0.97	1.02	1.14	1.01	25.95	24.78	32.38	9.60	11.38	16.19	13.45	11.20	9.67	9.01	4.89
Source: Platts Metals Week											Source: Platts Metals Week

Segment operating results in 2015 were a loss of $241.9 million, or (14.0)% of sales, compared to segment operating loss of $47.0 million, or (2.1)% of sales in 2014. Base prices for the most common standard grade stainless sheet product fell 25% to approximately $0.45 per pound in December 2015, which represents a historic low, from a $0.60 per pound level in effect for most of 2014. These base price declines for standard products, combined with falling raw material price surcharges which did not align with manufacturing costs, negatively affected segment operating results. Additionally, in anticipation of a possible strike action related to USW labor negotiations, inventory with higher cost raw materials produced in the first half of 2015 was sold in the second half of 2015 at lower transaction prices due to falling raw material surcharges. Segment operating results in 2015 also included approximately $15 million of higher retirement benefit expense. Based on continued weak demand for industrial titanium products from global markets, we recorded lower of cost or market inventory charges of $24.5 million in 2015 and $23.2 million in 2014 in the segment to reduce the carrying value of these product inventories to current market levels. Segment operating results also include ATI’s share of Uniti’s results, which were losses of $0.1 million in 2015 and $8.9 million in 2014. Results in both periods were also negatively impacted by the strategic decision to use ATI-produced sponge rather than lower cost titanium scrap to manufacture certain standard quality titanium products.
In the fourth quarter 2015, due to the challenging business conditions for standard stainless products and grain-oriented electrical steel (GOES), we announced rightsizing actions to return the Flat Rolled Products business to profitability. These actions included the 2016 idling of the standard stainless melt shop (which had not been restarted since the lockout) and the sheet finishing operations at the Midland, PA facility, and the idling of GOES operations, including the Bagdad, PA facility. $54.5 million of long-lived asset impairment charges associated with these actions were excluded from segment results and are discussed separately. The restart of these operations will depend on future business conditions and our ability to earn an acceptable return on invested capital on products produced at these operations.
We expect that our 2016 results for this business will continue to be impacted by low raw material prices and uncertain end market demand. Trailing effects of out-of-phase surcharges and ongoing rightsizing and restructuring costs are expected to continue our operating losses in this segment through the first half of 2016. However, as a result of these initiatives we expect the Flat Rolled Products segment to be modestly profitable by the second half of 2016. Additionally, stable raw material prices, even at these levels, are expected to benefit our operating results compared to 2015 as our raw material production costs would be better matched with selling prices.
2014 Compared to 2013
Sales for the Flat Rolled Products segment for 2014 increased 6%, to $2.22 billion compared to 2013. Sales to the oil & gas/chemical & hydrocarbon processing industry market were up 5% on improved project-based activity, sales to the automotive market increased 18% as vehicle build rates remained strong, and sales to the transportation market increased 44% on higher commercial freight equipment demand. Electrical energy market demand remained at lower levels based on overall weak demand growth related to increased energy efficiencies in developed markets and weak new U.S. housing starts, as well as continued global supply/demand imbalances. Comparative information for our Flat Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2014 and 2013, and the percentage change in revenues by market for 2014 is as follows:

Market	2014		2013		Change
Oil & Gas/Chemical & Hydrocarbon Processing Industry	$563.1	25%	$534.0	25%	$29.1	5%
Automotive	395.7	18%	335.3	16%	60.4	18%
Electrical Energy	306.2	14%	326.3	16%	(20.1)	(6)%
Food Equipment & Appliances	245.7	11%	249.7	12%	(4.0)	(2)%
Construction/Mining	231.3	10%	226.1	11%	5.2	2%
Aerospace & Defense	152.4	7%	141.4	7%	11.0	8%
Electronics/Computers/Communication	151.4	7%	149.0	7%	2.4	2%
Transportation	124.3	6%	86.6	4%	37.7	44%
Medical	23.4	1%	24.2	1%	(0.8)	(3)%
Other	23.1	1%	26.1	1%	(3.0)	(11)%
Total	$2,216.6	100%	$2,098.7	100%	$117.9	6%

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
Sales of our Flat Rolled Products segment high-value products, which include engineered strip, Precision Rolled Strip, nickel-based alloys and specialty steels, titanium and titanium alloys, and grain-oriented electrical steel products, increased 4% in 2014 compared to 2013 primarily due to higher shipment volumes for most high-value products. However, demand for our titanium products from the chemical and hydrocarbon processing industry was weaker as project-based activity remained at lower levels, with shipments of titanium and ATI-produced Uniti titanium products decreasing 21% compared to 2013, to 9.7 million pounds.
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
Segment operating results in 2014 were a loss of $47.0 million, or (2.1)% of sales, compared to segment operating loss of $147.8 million, or (7.0)% of sales in 2013. Higher shipment volumes and an improved product mix reduced the segment operating loss in 2014. Segment operating results in 2014 also benefited from approximately $30 million of lower retirement benefit expense, primarily due to curtailment gains from the elimination of company-provided salaried retiree life insurance. Based on continued weak demand for industrial titanium products from global markets, we recorded lower of cost or market inventory charges of $23.2 million in 2014 and $20.5 million in 2013 in the segment to reduce the carrying value of these product inventories to current market levels. Segment operating results also include ATI’s share of Uniti’s results, which were losses of $8.9 million in 2014 and $7.1 million in 2013. Results in both periods were also negatively impacted by the strategic decision to use ATI-produced sponge rather than lower cost titanium scrap to manufacture certain standard quality titanium products.

LIFO and Net Realizable Value Reserves

The net effect of changes in LIFO and net realizable value (NRV) inventory reserves for 2015 was $0.1 million of a benefit, compared to $0.3 million of a benefit in 2014 and $45.9 million of a benefit in 2013. Rapidly falling raw material prices, primarily for nickel, resulted in a $131.6 million pretax LIFO inventory valuation reserve benefit in 2015, which was offset by a $131.5 million pretax non-cash charge for NRV inventory reserves that are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. Rising raw material prices resulted in a $24.7 million LIFO inventory valuation reserve charge in 2014 which was offset by a $25.0 million benefit for NRV inventory reserves. In 2013, falling raw material prices resulted in an $80.9 million LIFO inventory valuation reserve benefit which was offset by a $35.0 million charge for NRV inventory reserves.
Corporate Expenses
Corporate expenses, which are included in selling and administrative expenses in the statement of operations, were $44.7 million in 2015 compared to $49.6 million in 2014, and $48.9 million in 2013. The decrease in corporate expenses in 2015 compared to 2014 was due primarily from reduced annual performance-based compensation expenses. Corporate expenses in 2013 included the favorable effects of a litigation settlement.
Closed Company and Other Expenses
Closed company and other expenses, which were $22.1 million in 2015, $28.3 million in 2014, and $30.9 million in 2013, include charges incurred in connection with closed operations, pre-tax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, and other non-operating income or expense. Lower costs in 2015 compared to prior years primarily related to lower retirement benefit and environmental expenses of closed operations. Closed company and other expenses are presented primarily in selling and administrative expenses in the consolidated statements of operations, and mostly relate to legal, environmental, retirement benefit and insurance obligations associated with closed operations.
Goodwill Impairment, Restructuring and Other Charges
2015
Business segment results exclude $216.3 million of goodwill impairment, restructuring and other charges in 2015. We recorded a $126.6 million pre-tax impairment charge to write-off all the goodwill in the Flat Rolled Products segment. We perform our annual goodwill impairment evaluations in the fourth quarter of each year. As a result of our assessment in 2015, we determined that the fair value of the Flat Rolled Products business was below carrying value, including goodwill. This was due to challenging market conditions in 2015 in this business, primarily impacting commodity stainless flat-rolled products. Fourth quarter 2015 market conditions continued to deteriorate in this business due in large part to a surge of imports into the U.S. market, and excess North American and global capacities for commodity stainless steel sheet. Base-selling prices for commodity stainless steel sheet products fell throughout 2015 and reached historic lows in December. In addition, weakness continued in the oil & gas/chemical & hydrocarbon processing industry market, which has been the largest end market for the Flat Rolled Products business. Restructuring actions were initiated in December 2015 in the Flat Rolled Products business in response to these market conditions and outlook, including announced idling of various operations. This goodwill impairment charge was excluded from the Flat Rolled Products business segment results.
In 2015, we recorded $89.7 million in restructuring and other charges, including $54.5 million in long-lived asset impairment charges, $3.5 million in facility idling costs, a $25.4 million charge to revalue inventory, and $6.3 million in employee severance charges.
In December 2015, we announced rightsizing actions to better align our Flat Rolled Products operations to the challenging market conditions for commodity products. Such actions included the idling of our standard stainless melt shop and sheet finishing operations at the Midland, PA facility, which is expected to be completed in January 2016, and the idling of our grain-oriented electrical steel (GOES) operations in Western PA, including the Bagdad, PA facility, which is expected to be completed by April 2016. As a result, 2015 operating results include a $54.5 million asset impairment charge to reduce the carrying values of these facilities and $3.5 million of charges for future idling costs at these facilities. The future restart of the Midland and GOES operations, respectively, will depend on future business conditions and the Company’s ability to earn an acceptable return on invested capital on products produced at these operations.
In December 2015, based on current market prices for non-PQ titanium sponge, we recorded a $25.4 million charge to revalue this inventory. The charge includes revised assessments of the non-PQ titanium market conditions and expected utilization of this inventory.

As announced in October 2015, in the fourth quarter 2015, we implemented a salaried workforce reduction of approximately 100 employees, in response to business conditions, in both the High Performance Materials & Components segment and at ATI’s headquarters. Severance charges of $6.3 million were recorded in the fourth quarter for this action and these cash costs will be paid over a period of up to 12 months.
2013

In 2013, we recorded $67.5 million in restructuring charges in continuing operations, including $59.3 million of long-lived asset impairment charges and costs associated with facility closures, and $8.2 million in termination benefits for pension and other postretirement benefit plans, and other severance charges. The strategic investments in manufacturing capabilities and process technologies we have made in the last several years enabled the closure in 2013 of older, higher-cost operations, and the streamlining of our manufacturing processes by reducing our manufacturing footprint.

We permanently closed the Albany, OR titanium sponge production facility, which resulted in a $38.1 million long-lived asset impairment charge and $3.5 million of asset retirement obligations in 2013. Additionally, less efficient flat-rolled finishing facilities in New Castle, IN and Wallingford, CT were permanently closed. The New Castle facility, which was idled in 2011, was permanently closed in 2013, resulting in a $6.3 million long-lived asset impairment charge. In December 2013, we announced the closure of the Wallingford facility, which was completed in the third quarter 2014. Restructuring charges of $9.1 million were recorded in 2013 for this action, including $2.7 million of long-lived asset impairment charges, $5.0 million of termination benefits for pension and other postretirement benefit plans, and $1.4 million of severance and other closure costs.

Restructuring charges in 2013 also included $8.0 million in other long-lived asset impairments in the High Performance Materials & Components segment, and $2.2 million of severance charges for workforce reductions across ATI’s operations.
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $110.2 million in 2015, $108.7 million in 2014, and $65.2 million in 2013. The increase in interest expense in 2015 compared to 2014 was primarily due to a higher interest rate on the Company’s 5.875% Senior Notes due 2023 (the “2023 Notes”) resulting from credit rating downgrades (see Note 9 for further explanation) and $3 million of lower interest capitalization on capital projects, partially offset by the impact from the payment of 4.25% Convertible Senior Notes in June 2014. For 2014, interest expense increased compared to 2013 primarily due to $40 million of lower interest capitalization on capital projects, which more than offset higher interest costs incurred from the July 2013 issuance of the 2023 Notes. Interest expense is presented net of interest income of $1.2 million in 2015, $1.1 million in 2014, and $0.8 million in 2013.
Interest expense in 2015, 2014, and 2013 was reduced by $2.2 million, $5.3 million, and $45.7 million, respectively, related to interest capitalization on major strategic capital projects.
Income Taxes
The 2015 income tax benefit from continuing operations was $112.1 million, or 23.5% of the pre-tax loss, for U.S. Federal, foreign and state income taxes, and includes a $68.4 million valuation allowance on a portion of the Company’s deferred tax assets with future expiration dates as a result of a three year cumulative loss from U.S. operations. The three year cumulative loss limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. This non-cash charge was comprised of a $49.3 million valuation allowance for certain state and federal tax benefits recognized in prior years, and a $19.1 million valuation allowance recorded as part of the current year’s effective tax rate, representing approximately a 4% current year tax rate impact. The 2014 and 2013 tax benefit from continuing operations was $8.7 million and $63.6 million, respectively. Results for 2013 included an income tax provision of $161.4 million in discontinued operations, or 39.0% of pre-tax income from discontinued operations, which includes the effects of the gain on sale of the tungsten materials business, for total 2013 income tax expense of $97.8 million. Income taxes in 2015, 2014 and 2013 include the absence of the benefits of the U.S. Federal manufacturing deduction due to operating losses in all three years.
Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as a purchase for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2015, we had a net deferred tax liability of $75.6 million.

Financial Condition and Liquidity
On September 23, 2015, we entered into a $400 million Asset Based Lending (“ABL”) Revolving Credit Facility, which includes a letter of credit sub-facility of up to $200 million. The ABL facility replaced a $400 million revolving credit facility originally entered into on July 31, 2007 (as amended, the “Prior Credit Facility”). Costs associated with entering into the ABL facility were $1.5 million, and are being amortized to interest expense over the 5-year term of the facility. The ABL facility matures in September 2020 and is collateralized by the accounts receivable and inventory of our domestic operations. The applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. Compared to the Prior Credit Facility, the ABL facility contains no leverage or interest coverage ratios but does contain a financial covenant whereby we must maintain a fixed charge coverage ratio, measured over the prior four fiscal quarters, of not less than 1.00:1.00 after an event of default has occurred or if the undrawn availability under ABL facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount or (ii) $40.0 million. We do not meet this required fixed charge coverage ratio at December 31, 2015. As a result, we are not able to access this remaining 10% or $40.0 million of the ABL facility until we meet the required ratio. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019, and such liquidity is available until the notes are paid in full or refinanced. There was no impact on our outstanding debt as a result of the ABL facility. There were no outstanding borrowings made under the ABL facility as of December 31, 2015, although approximately $4.6 million has been utilized to support the issuance of letters of credit. Average borrowings under the ABL and the Prior Credit Facility for the fiscal year ended December 31, 2015 were $61.0 million, bearing an average annual interest rate of 2.0%.
At December 31, 2015, we had $150 million of cash and cash equivalents, and our available liquidity includes our $400 million ABL facility. We believe that internally generated funds, current cash on hand, and available borrowings under the ABL facility will be adequate to meet foreseeable liquidity needs, including payments remaining on the HRPF project. If we need to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. We have no significant debt maturities until June 2019.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
Cash flow from operations for 2015 was $131.4 million, which included a $229.0 million decline in managed working capital primarily associated with decreased business activity. For 2015, operating cash activities included a $59.9 million federal tax refund and the net settlement of certain foreign currency forward contracts for cash proceeds of $56.5 million (see Note 10. Derivatives for further explanation). Investing activities were a net cash outflow of $145.1 million, primarily for capital expenditures. Cash used by financing activities in 2015 was $106.0 million and consisted primarily of debt repayments of $23.6 million, including $21.4 million in remaining term debt assumed in the 2011 Ladish acquisition, dividend payments of $66.5 million to ATI stockholders and $16.0 million in dividend payments to noncontrolling interests. At December 31, 2015, cash and cash equivalents on hand totaled $149.8 million, a decrease of $119.7 million from year-end 2014. Cash and cash equivalents held by our foreign subsidiaries was $86.5 million at December 31, 2015, of which $65.9 million was held by STAL, the Company’s Chinese joint venture in which ATI has a 60% interest.
Cash flow from operations for 2014 was $55.9 million, which included a $148.0 million investment in managed working capital associated with increased business activity. Investing activities were a net cash outflow of $316.2 million, and included $72.9 million for the acquisition of Dynamic Flowform Corp., $20.0 million for the acquisition of Hanard Machine, Inc., and $225.7 million of capital expenditures, which primarily related to the HRPF. Cash used by financing activities in 2014 was $497.0 million and consisted primarily of debt repayments of $414.9 million, including the June 2014 maturity of our convertible notes, and dividend payments of $77.1 million to ATI stockholders. At December 31, 2014, cash and cash equivalents on hand totaled $269.5 million, a decrease of $757.3 million from year-end 2013.
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

In 2015, managed working capital decreased $229.0 million, due primarily to decreased business activity and also the effects of falling raw material values. The $229.0 million decrease resulted from a $195.5 million decrease in inventory and a $203.5 million decrease in accounts receivable, partially offset by a $170.0 million decrease in accounts payable.
In 2014, managed working capital increased $148.0 million, due to increased business activity. The $148.0 million increase resulted from a $156.4 million increase in inventory and a $73.4 million increase in accounts receivable, partially offset by an $81.8 million increase in accounts payable.
Managed working capital as a percentage of annualized sales has increased, primarily due to lower annualized prior two months sales. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by approximately 21% at year-end 2015 compared to 2014 due to lower fourth quarter 2015 sales and the timing of foreign sales, which generally have longer collection periods. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained unchanged in 2015 compared to 2014.
The components of managed working capital were as follows:

(In millions)	December 31, 2015	December 31, 2014	December 31, 2013
Accounts receivable	$400.3	$603.6	$528.2
Inventory	1,271.6	1,472.8	1,322.1
Accounts payable	(380.8)	(556.7)	(471.8)
Subtotal	1,291.1	1,519.7	1,378.5
Allowance for doubtful accounts	4.5	4.8	5.3
LIFO reserve	(136.4)	(4.8)	(29.4)
Inventory reserves	206.3	68.8	84.3
Corporate and other	—	6.0	2.7
Managed working capital of discontinued operations	—	—	5.1
Managed working capital	$1,365.5	$1,594.5	$1,446.5
Annualized prior 2 months sales	$2,688.8	$4,144.5	$3,675.0
Managed working capital as a % of annualized sales	50.8%	38.5%	39.4%
December 31, 2015 change in managed working capital	$(229.0)
Capital Expenditures and Acquisitions
Capital expenditures for 2015 were $144.5 million, compared to $225.7 million in 2014 and $612.7 million in 2013. Capital expenditures in 2015 were significantly lower than our original estimate of $290 million with payments on various projects, including final HRPF payments, now scheduled to be made in 2016. We are near the end of a multi-year cycle of capital expenditures on major strategic investments. Since 2004, we have transformed ATI by investing $4.7 billion in capital expenditures and acquisitions. Nearly all of these investments have been in the United States, and approximately 75% have been self-funded.

We have significantly expanded and continue to expand our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe) and defense, oil and gas, chemical and hydrocarbon processing industry, electrical energy, automotive and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and zirconium and related alloys. We made significant progress in 2015 in qualifying and fully integrating several long-term strategic capital projects that position ATI to grow our high-value products. These strategic capital projects, namely the HRPF and the Rowley titanium sponge facility, have been multi-year accomplishments that are expected to begin providing a return on our invested capital after extended construction and qualification phases.

A few of our major strategic accomplishments during 2015 include:

•
Fully integrating our Flat Rolled Products segment HRPF into all production processes. The HRPF enables ATI to grow our high-value product lines, such as nickel-based and specialty alloys, and titanium and titanium alloys, across both business segments. These differentiated products serve key global markets including aerospace and defense, oil & gas/chemical & hydrocarbon processing industry and electrical energy. The HRPF also enabled the decommissioning of two higher-cost legacy hot-rolling operations.

•
The premium-quality (PQ) qualification process for our products used in jet engine rotating parts made with titanium sponge produced by our Rowley, UT facility was completed in the second quarter 2015. This marked the completion of a journey from the 2009 commencement of operations that fully qualifies Rowley as a PQ titanium sponge producer for all applications.

•
We continued to pace capital expansions in the High Performance Materials & Components segment for nickel alloy powder, titanium investment castings, and forgings to support the anticipated market demand increases, and grow new part introductions (NPIs) for the aerospace market.

We currently expect our 2016 capital expenditures to be approximately $240 million, including our nickel alloy powder expansion ($45 million), final payments on the HRPF ($70 million), completion of the expansion of our titanium investment castings capacity ($10 million), and the expansion of manufacturing capabilities at our STAL joint venture in China ($35 million), which is consolidated within ATI’s financial results. The STAL capital expansion will be fully funded by STAL’s operations. Our objective is to fund these capital expenditures in 2016 with cash on hand and cash flow generated from our operations, and if needed, by using a portion of our $400 million ABL facility.
Debt
Total debt outstanding decreased $21.7 million in 2015 to $1,505.2 million at December 31, 2015. We made debt repayments of $23.6 million, including $21.4 million in remaining term debt assumed in the 2011 Ladish acquisition. In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. At year-end 2015, our net debt to total capitalization was 39.4%, compared to 32.6% at December 31, 2014.

(In millions)	December 31, 2015	December 31, 2014
Total debt (a)	$1,505.2	$1,526.9
Less: Cash	(149.8)	(269.5)
Net debt	$1,355.4	$1,257.4
Total ATI stockholders’ equity	2,082.8	2,598.4
Net ATI capital	$3,438.2	$3,855.8
Net debt to ATI capital	39.4%	32.6%
Total debt to total capitalization was 42.0% at December 31, 2015 compared to 37.0% at December 31, 2014.

(In millions)	December 31, 2015	December 31, 2013
Total debt (a)	$1,505.2	$1,526.9
Total ATI stockholders’ equity	2,082.8	2,598.4
Total ATI capital	$3,588.0	$4,125.3
Total debt to ATI capital	42.0%	37.0%
(a) Excludes debt issuance costs.
The stated interest rate payable on the 5.875% 2023 Notes is subject to adjustment in the event of changes in the credit ratings on the 2023 Notes by either Moody’s or Standard & Poor’s (“S&P”). Each notch of credit rating downgrade increases interest expense by 0.25% on the 2023 Notes, up to a maximum 4 notches by each of the two credit rating agencies, or a total 2.0% potential interest rate change up to 7.875%, of which 1.75% interest rate change has occurred as of December 31, 2015.
During 2014, a one notch downgrade of our credit rating resulted in an increase of the interest rate on the 2023 Notes from 5.875% to 6.125% effective with the interest period beginning August 15, 2014. During 2015, additional downgrades of our credit rating resulted in increases to the interest rate on the 2023 Notes to 7.625%, effective for the interest period beginning August 16, 2015. These downgrades resulted in $4.1 million of additional interest expense for 2015. Therefore, one future downgrade of our credit rating by S&P could result in an additional increase to the interest cost with respect to the 2023 Notes by 0.25%. Any further credit rating downgrades have no effect on the interest rate of the 2023 Notes, and increases in our credit ratings from these rating agencies would reduce interest expense on the 2023 Notes to the original 5.875% interest rate in a similar manner.
During 2015, we prepaid $5.7 million in aggregate principal amount of its 6.14% ATI Ladish Series B senior notes due May 16, 2016, representing all of the remaining outstanding Series B Notes. Also during 2015, we repaid the $10.0 million aggregate principal amount of its outstanding 6.41% ATI Ladish Series C senior notes, due September 2, 2015. The Series B and C Notes were assumed by the Company in the 2011 Ladish acquisition.

On September 23, 2015, we entered into a $400 million Asset Based Lending (“ABL”) Revolving Credit Facility, which replaced a $400 million revolving credit facility originally entered into on July 31, 2007 (as amended, the “Prior Credit Facility”). The ABL facility matures in September 2020 and is collateralized by the accounts receivable and inventory of our domestic operations. There was no impact on our outstanding debt as a result of the ABL facility. There were no outstanding borrowings made under the ABL facility as of December 31, 2015, although approximately $4.6 million has been utilized to support the issuance of letters of credit. Average borrowings under the ABL and the Prior Credit Facility for the fiscal year ended December 31, 2015 were $61.0 million, bearing an average annual interest rate of 2.0%.
We have an additional, separate credit facility for the issuance of letters of credit. As of December 31, 2015, $32 million in letters of credit were outstanding under this facility.
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
A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Total Debt including Capital Leases	$1,505.2	$3.9	$1.1	$350.2	$1,150.0
Interest on Debt (A)	661.8	113.1	222.2	170.3	156.2
Operating Lease Obligations	83.1	19.7	23.8	17.7	21.9
Other Long-term Liabilities	108.3	—	45.9	16.8	45.6
Pension and OPEB Obligations (B)	1,160.9	42.6	496.2	350.5	271.6
Unconditional Purchase Obligations
Raw Materials (C)	514.4	186.3	184.5	48.2	95.4
Capital expenditures	92.3	89.3	3.0	—	—
Other (D)	171.8	75.9	61.5	21.7	12.7
Total	$4,297.8	$530.8	$1,038.2	$975.4	$1,753.4
Other Financial Commitments
Lines of Credit (E)	$508.7	$108.7	$—	$400.0	$—
Guarantees	$22.4

(A)
Amounts include contractual interest payments using the interest rates in effect as of December 31, 2015 applicable to the Company’s 9.375% Senior Notes due 2019, the 5.95% Senior Notes due 2021, the 5.875% Senior Notes due 2023 and the 6.95% Debentures due 2025.

(B)
Based on current actuarial studies, amounts include payments to U.S. nonqualified and foreign pension plans, and beginning in 2017, minimum required payments to the U.S. qualified pension plan assuming the expected long-term return on pension assets is achieved. Projections of minimum required payments to the U.S. qualified pension plan are subject to significant uncertainty based on a number of factors including actual pension plan asset returns, changes in estimates of participant longevity, and changes in interest rates. Amounts also include actuarial projections of payments under other postemployment benefit plans. In most retiree healthcare plans, our contributions are capped based on the cost as of a certain date. See Note 12, Pension Plans and Other Postretirement Benefits for further information.

(C)
We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2015, for raw material obligations with variable pricing.

(D)
We have various contractual obligations that extend through 2030 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.

(E)
There were no amounts drawn under foreign credit agreements at December 31, 2015. Drawn amounts include $4.6 million utilized under the $400 million ABL facility for standby letters of credit, which renew annually, and $31.8 million under a separate letter of credit facility. These letters of credit are used to support: $30.6 million in workers’ compensation and general insurance arrangements, and $5.8 million related to environmental matters.

Commitments and Contingencies
At December 31, 2015, our reserves for environmental remediation obligations totaled approximately $15 million, of which $8 million was included in other current liabilities. These reserves included estimated probable future costs of $4 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for remediation or indemnification obligations; $1 million for owned or controlled sites at which our operations have been discontinued; and $1 million for sites utilized in our ongoing operations. We continue to evaluate whether we may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate. The timing of expenditures depends on a number of factors that vary by site. ATI expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
At December 31, 2015, we had recognized asset retirement obligations (AROs) of $25.0 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials. The sale of the tungsten materials business in 2013 included an indemnification to the buyer for conditional ARO costs of up to $13 million for a five year period. A $9.4 million charge was recorded in 2013 to increase reserves to $13 million for these retained liabilities, which was reported as part of the gain on sale of the tungsten materials business.
Based on currently available information, it is reasonably possible that the costs for active matters may exceed our recorded reserves by as much as $16 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the ATI’s consolidated financial condition or results of operations.
Retirement Benefits
At December 31, 2015, our U.S. qualified defined benefit pension plan (U.S. Plan) was approximately 71% funded in accordance with generally accepted accounting principles. The funded position of the U.S. Plan decreased in 2015 primarily due to lower returns on plan assets. In 2014, we made several significant changes to our retirement benefit programs, including a freeze of all future benefit accruals to the U.S. Plan, and to our nonqualified U.S. defined benefit pension plans, effective December 31, 2014, and also the elimination of company-provided salaried retiree life insurance benefits and all remaining company provided salaried retiree medical benefits. These changes to retirement benefits affected all participants in these various retirement benefit plans other than those employees or retirees covered by collective bargaining contracts or other contractual employment arrangements. Based upon current regulations and actuarial studies, we are not required to make any significant cash contributions to the U.S. Plan for 2016. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this plan in the future.
Dividends
We paid a quarterly cash dividend of $0.08 per share of common stock outstanding for the fourth quarter of 2015 and $0.18 per share of common stock outstanding for the first three quarters of 2015 and and all four quarters of 2014. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. Our ABL facility restricts our ability to pay dividends in certain circumstances.  Under the ABL facility, however, there is no limit on dividend payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $120.0 million and 30% of the maximum revolving credit availability, and no event of default under the ABL facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend payments if the undrawn availability is less than the greater of $120.0 million and 30% of the maximum revolving credit availability but more than the greater of $60.0 million and 15% of the maximum revolving credit availability, if (i) no event of default has occurred and is continuing or would result from paying the dividend, (ii) we demonstrate to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $60.0 million and 15% of the maximum revolving credit availability, and (B) we maintain a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL facility.

Labor Matters
The collective bargaining agreements between ATI and the USW at many of our Flat Rolled Products segment facilities, and at two High Performance Materials & Components segment facilities located in Albany, OR and Lockport, NY, expired on June 30, 2015. Due to the lack of progress in ongoing contract negotiations, we issued a lockout notice involving more than 2,000 workers at various facilities which took effect August 15, 2015.  We have and will continue to operate the affected facilities and continue serving customer needs with our salaried and non-union employees and temporary professional staffing until the contract negotiations are resolved. On February 22, 2016, we reached a tentative agreement with the bargaining committee of the USW on a new labor contract, which would end the lockout.  The contract is subject to ratification by USW members.
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
Inventories
At December 31, 2015, we had net inventory of $1,271.6 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
The prices for many of the raw materials we use have been extremely volatile during the past several years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in raw material costs results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the year ended December 31, 2015, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales that were $131.6 million lower than what would have been recognized under the FIFO costing methodology to value our inventory.
Due primarily to persistent raw material deflation over the last several years, we are in an unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Fiscal year ended December 31,
	2015	2014	2013
LIFO benefit (charge)	$131.6	$(24.7)	$80.9
NRV benefit (charge)	$(131.5)	$25.0	$(35.0)
Net cost of sales impact	$0.1	$0.3	$45.9
We also recorded lower of cost or market charges primarily related to non-premium quality (PQ) grade products during the ramp-up and qualification of the Rowley, UT titanium sponge production facility and continued sluggish demand for industrial titanium products from global markets. These lower of cost or market charges were $24.5 million in 2015, $23.2 million in 2014 and $20.5 million in 2013. Additionally, in December 2015, based on current market prices for non-PQ grades of titanium sponge, we recorded a $25.4 million charge to revalue this inventory (see Note 4).
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
For example, in December 2015, we announced rightsizing actions to better align our Flat Rolled Products operations to the challenging market conditions for our commodity products. Such actions included the idling of the standard stainless melt shop and sheet finishing operations at the Midland, PA facility, which was completed in January 2016, and the grain-oriented electrical steel (GOES) operations in Western PA, including the Bagdad, PA facility, which is expected to be completed by April 2016. As a result of these idlings, we evaluated the recoverability of these temporarily idled facilities and concluded that the expected net undiscounted future cash flows from these assets were less than their carrying value. As a result, a $24.2 million impairment charge was recognized to reduce the carrying value of the Midland facility to estimated fair value and a $30.3 million impairment charge was recognized to reduce the carrying value of GOES operations assets to estimated fair value. These long-lived asset impairment charges were based on analysis of the estimated fair values, including asset appraisals using income and market approaches.
In addition, as part of our 2014-2018 strategic planning process, which was completed in the fourth quarter of 2013, we updated our strategic assessment of the likely future use of several manufacturing facilities. The strategic investments in manufacturing capabilities and process technologies we have made in the last several years enabled the closure in 2013 of older, higher-cost operations, and the streamlining of our manufacturing processes by reducing our manufacturing footprint. In 2013, we recorded a $67.5 million restructuring charge, which included $55.1 million of impairment charges relating to the previously idled Albany, OR standard grade titanium sponge production facility, the previously idled New Castle, IN flat-rolled stainless finishing facility, and the Wallingford, CT flat-rolled stainless finishing facility, which was closed in 2014.
Also, during 2013, we completed a strategic review of our iron castings and fabricated components businesses. These businesses were not projected to meet our long-term profitable growth and return on capital employed expectations, resulting in the closure of the fabricated components business and planned divestiture of the iron casting business in 2013. In April 2014, we announced the closure of the iron castings business, as the divestiture of this business through a sale process on commercially acceptable terms was unlikely to be successful. The orderly wind-down of operations was completed by the end of the third quarter 2014. The closure of the iron castings business resulted in $1.8 million of cash exit costs in 2014, primarily related to severance benefits, of which $1.0 million was paid in 2014 and $0.8 million was paid in 2015. In addition, we recorded $18.6 million of asset impairment of long-lived assets associated with these operations in 2013. These businesses are reported as discontinued operations for all periods presented, and are not reported within our sales, results of continuing operations, or business segment results.
We perform our annual goodwill impairment evaluations in the fourth quarter of each year. As a result of this assessment in 2015, the Company determined that the fair value of the Flat Rolled Products business was below carrying value, including goodwill. During the fourth quarter of 2015, we recorded a $126.6 million pre-tax impairment charge to write-off all the goodwill in the Flat Rolled Products segment. This was due to challenging market conditions in 2015 in this business, primarily impacting commodity stainless flat-rolled products. Fourth quarter 2015 market conditions continued to deteriorate in this business due in large part to a surge of imports into the U.S. market, and excess North American and global capacities for commodity stainless steel sheet. Base-selling prices for commodity stainless steel sheet products fell throughout 2015 and reached historic lows in December. In addition, weakness continued in the oil & gas/chemical & hydrocarbon processing industry market, which has been the largest end market for the Flat Rolled Products business. As discussed above, restructuring actions were initiated in December 2015 in the Flat Rolled Products business in response to these market conditions and outlook, including announced idling of various operations. This goodwill impairment charge was excluded from the Flat Rolled Products business segment results.
The fair values of all other reporting units with goodwill significantly exceeded the carrying values for the 2015 evaluation. Fair values were determined by using a quantitative assessment that includes discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These impairment assessments and valuation methods require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants we have identified. For example, our weighted average cost of capital used in our discounted cash flow assessments was approximately 10%, and long-term growth rates ranged from 2% to 5%. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. No goodwill impairments were determined to exist for the years ended December 31, 2014 and 2013.
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

•	Implementing a consistent defined contribution retirement plan across all U.S. operations effective January 1, 2015.

•	Ending Company-provided salaried retiree life insurance benefits effective January 1, 2015.

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

Under U.S. generally accepted accounting principles, benefit expenses recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension expense in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected long-term return on pension plan investments was 8.0% in 2015. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. The actual returns on pension plan assets for the last five years have been (1.2)% for 2015, 6.5% for 2014, 14.3% for 2013, 8.0% for 2012, and 0.3% for 2011. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional pre-tax annual income, or expense, of approximately $5 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. The expected long-term rate of return on pension plan investments for 2016 is 8.0%.
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of our fiscal year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment, we established a discount rate of 4.65% for valuing the pension liabilities as of December 31, 2015, and for determining the pension expense for 2016. We had previously assumed a discount rate of 4.25% at the end of 2014 and 5.15% at the end of 2013. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate, by approximately $160 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate, by approximately $3 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
As discussed above, gains and losses due to differences between actual and expected results for investment returns on plan assets, changes in the discount rate used to value benefit obligations, and other changes in estimates such as participant life expectancy are deferred and recognized in the income statement over future periods. However for balance sheet presentation, these gains and losses are included in the determination of benefit obligations, net of plan assets, included on the year-end consolidated balance sheet. At December 31, 2015, the Company had $1.4 billion of pre-tax net actuarial losses on its pension obligations, primarily related to an extended decline over the last several years in the discount rate used to value the pension obligations. These actuarial losses have been recognized on the consolidated balance sheet through a reduction in stockholders’ equity, and are being recognized in the consolidated statement of operations through expense amortizations over future years. As a result of the pension freeze effective December 31, 2014 and the resultant determination of inactive status, beginning in 2015, the U.S. Plan and the non-qualified U.S. pension plans changed the amortization period for accumulated other comprehensive loss recognition to average remaining life expectancy, which is approximately 18 years on a weighted average basis, rather than the average remaining service period of 10 years, which was used in 2014 and prior periods.
With respect to our postretirement plans, under most of the plans, our contributions towards retiree medical premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each fiscal year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2015, we determined the rate to be 4.50%, compared to a 4.10% discount rate in 2014, and a 5.15% discount rate in 2013. The estimated effect of changing the discount rate by 0.50% would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate, by approximately $20 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate, by approximately $3 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 8.0% in 2016 and is assumed to gradually decrease to 4.5% in the year 2038 and remain level thereafter.
Pending Accounting Pronouncements

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
Volatility of Energy Prices. Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 9 to 12 million MMBtu’s of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $9 to $12 million. We use several approaches to minimize any material adverse effect on our financial condition or results of operations from volatile energy prices. These approaches include incorporating an energy surcharge on many of our products and using financial derivatives to reduce exposure to energy price volatility.
At December 31, 2015, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. In the fourth quarter 2015, due to changes in expected operating levels within Flat Rolled Products segment operations, we concluded that a portion of these natural gas cash hedges for 2016 were ineffective based on forecast changes in underlying natural gas usage. We recognized a $3.3 million pre-tax loss for the ineffective portion of these cash flow hedges, which is reported in selling and administrative expenses on the consolidated statement of operations for the year ended December 31, 2015. Approximately 55% of our forecasted requirements for natural gas for 2017 and 15% for 2018 are hedged. The net mark-to-market valuation of the outstanding natural gas hedges at December 31, 2015 was an unrealized pre-tax loss of $25.8 million, comprised of $17.3 million in accrued liabilities and $8.5 million in other long-term liabilities on the balance sheet. For the year ended December 31, 2015, the effects of natural gas hedging activity increased cost of sales by $18.2 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2015 we used approximately 95 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million. In addition, in 2015 we also used approximately 800 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of December 31, 2015, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders, for an aggregate amount of approximately 26 million pounds of nickel with hedge dates through 2020. The aggregate notional amount hedged is approximately 28% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At December 31, 2015, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $45.2 million, comprised of $22.2 million in accrued liabilities and $23.0 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
During the fiscal year ended December 31, 2015, we net settled 211.9 million euro notional value of foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates, receiving cash proceeds of $56.5 million which is reported in cash provided by operating activities on the consolidated cash flow statement. In the fourth quarter 2015, due to management actions in the Flat Rolled Products segment to de-emphasize commodity stainless steel sheet products in 2016, we concluded that a portion of these settled euro cash flow hedges for 2016 were ineffective based on forecast changes for euro-denominated sales. We recognized a $14.3 million pre-tax gain for the ineffective portion of these cash flow hedges, which is reported in selling and administrative expenses on the consolidated statement of operations for the year ended December 31, 2015. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and will be reclassified to earnings when the underlying transactions occur. In 2015, we entered into 244.7 million euro notional value of foreign currency forward contracts designated as fair value hedges with 2015, 2016 and 2017 maturity dates to replace a portion of the settled euro cash flow hedges, of which 139.2 million euro notional value was outstanding as of December 31, 2015. We recorded a $9.0 million benefit in costs of sales on the consolidated statement of operations in the fiscal year ended December 31, 2015, for maturities and mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 25 million euro notional value outstanding as of December 31, 2015 of foreign currency forward contracts not designated as hedges, with maturity dates into the third quarter of 2016.
At December 31, 2015, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $2.1 million, comprised of $2.0 million in prepaid expenses and other current assets, $0.4 million in other assets, $0.2 million in accrued liabilities and $0.1 million in other long-term liabilities on the balance sheet.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Allegheny Technologies Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 26, 2016

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

For the Years Ended December 31,	2015	2014	2013
Sales	$3,719.6	$4,223.4	$4,043.5
Costs and expenses:
Cost of sales	3,659.3	3,844.8	3,790.9
Selling and administrative expenses	238.8	272.5	276.4
Impairment of goodwill	126.6	—	—
Restructuring charges	64.3	—	67.5
Income (loss) before interest, other income and income taxes	(369.4)	106.1	(91.3)
Interest expense, net	(110.2)	(108.7)	(65.2)
Other income, net	1.6	4.1	1.7
Income (loss) from continuing operations before income taxes	(478.0)	1.5	(154.8)
Income tax benefit	(112.1)	(8.7)	(63.6)
Income (loss) from continuing operations	(365.9)	10.2	(91.2)
Income (loss) from discontinued operations, net of tax	—	(0.6)	252.8
Net income (loss)	(365.9)	9.6	161.6
Less: Net income attributable to noncontrolling interests	12.0	12.2	7.6
Net income (loss) attributable to ATI	$(377.9)	$(2.6)	$154.0

Basic net income (loss) per common share
Continuing operations attributable to ATI per common share	$(3.53)	$(0.02)	$(0.93)
Discontinued operations attributable to ATI per common share	—	(0.01)	2.37
Basic net income (loss) attributable to ATI per common share	$(3.53)	$(0.03)	$1.44

Diluted net income (loss) per common share
Continuing operations attributable to ATI per common share	$(3.53)	$(0.02)	$(0.93)
Discontinued operations attributable to ATI per common share	—	(0.01)	2.37
Diluted net income (loss) attributable to ATI per common share	$(3.53)	$(0.03)	$1.44

Amounts attributable to ATI common stockholders
Loss from continuing operations, net of tax	$(377.9)	$(2.0)	$(98.8)
Income (loss) from discontinued operations, net of tax	—	(0.6)	252.8
Net income (loss)	$(377.9)	$(2.6)	$154.0
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

For the Years Ended December 31,	2015	2014	2013
Net income (loss)	$(365.9)	$9.6	$161.6
Currency translation adjustment
Unrealized net change arising during the period	(37.0)	(34.1)	13.8
Reclassification adjustment included in net income (loss)	—	0.5	1.5
Total	(37.0)	(33.6)	15.3
Unrealized holding gain (loss) on securities
Net gain arising during the period	—	—	0.1
Derivatives
Net derivatives gain (loss) on hedge transactions	(33.3)	45.7	(25.2)
Reclassification to net income of net realized loss (gain)	(18.2)	(3.6)	14.0
Income taxes on derivative transactions	(19.5)	16.2	(4.3)
Total	(32.0)	25.9	(6.9)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	75.0	88.1	129.0
Net gain (loss) arising during the period	(95.8)	(424.5)	384.9
Prior service cost
Amortization to net income (loss) of net prior service cost (credits)	6.2	(0.7)	(15.2)
Income taxes on postretirement benefit plans	5.1	(124.5)	187.6
Total	(19.7)	(212.6)	311.1
Other comprehensive income (loss), net of tax	(88.7)	(220.3)	319.6
Comprehensive income (loss)	(454.6)	(210.7)	481.2
Less: Comprehensive income attributable to noncontrolling interests	6.4	10.1	11.0
Comprehensive income (loss) attributable to ATI	$(461.0)	$(220.8)	$470.2
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$149.8	$269.5
Accounts receivable, net	400.3	603.6
Inventories, net	1,271.6	1,472.8
Prepaid expenses and other current assets	45.9	136.2
Total Current Assets	1,867.6	2,482.1
Property, plant and equipment, net	2,928.2	2,961.8
Goodwill	651.4	780.4
Other assets	304.5	347.4
Total Assets	$5,751.7	$6,571.7
Liabilities and Stockholders’ Equity
Accounts payable	$380.8	$556.7
Accrued liabilities	301.8	323.2
Short-term debt and current portion of long-term debt	3.9	17.8
Total Current Liabilities	686.5	897.7
Long-term debt	1,491.8	1,498.2
Accrued postretirement benefits	359.2	415.8
Pension liabilities	833.8	739.3
Deferred income taxes	75.6	143.1
Other long-term liabilities	108.3	156.2
Total Liabilities	3,555.2	3,850.3
Redeemable noncontrolling interest	12.1	12.1
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued- 109,695,171 shares at December 31, 2015 and 2014; outstanding-109,174,882 shares at December 31, 2015 and 108,710,914 shares at December 31, 2014	11.0	11.0
Additional paid-in capital	1,161.7	1,164.2
Retained earnings	1,945.9	2,398.9
Treasury stock: 520,289 shares at December 31, 2015 and 984,257 shares at December 31, 2014	(21.3)	(44.3)
Accumulated other comprehensive loss, net of tax	(1,014.5)	(931.4)
Total ATI Stockholders’ Equity	2,082.8	2,598.4
Noncontrolling Interests	101.6	110.9
Total Stockholders’ Equity	2,184.4	2,709.3
Total Liabilities and Stockholders’ Equity	$5,751.7	$6,571.7
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

For the Years Ended December 31,	2015	2014	2013
Operating Activities:
Net income (loss)	$(365.9)	$9.6	$161.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	189.9	176.8	189.9
Deferred taxes	(118.0)	31.7	70.1
Impairment of goodwill	126.6	—	—
Non-cash restructuring charges	54.5	—	72.7
Gain on sale of business	—	—	(428.3)
Change in operating assets and liabilities:
Retirement benefits	14.3	3.1	70.6
Accounts receivable	203.3	(70.3)	41.1
Inventories	201.2	(143.7)	146.6
Accounts payable	(211.3)	82.1	(7.8)
Accrued income taxes	55.8	(37.5)	(25.5)
Accrued liabilities and other	(19.0)	4.1	77.4
Cash provided by operating activities	131.4	55.9	368.4
Investing Activities:
Purchases of property, plant and equipment	(144.5)	(225.7)	(612.7)
Proceeds from sale of business, net of transaction costs	—	—	600.9
Purchases of businesses, net of cash acquired	(0.5)	(92.9)	—
Asset disposals and other	(0.1)	2.4	0.8
Cash used in investing activities	(145.1)	(316.2)	(11.0)
Financing Activities:
Issuances of long-term debt	—	—	500.0
Payments on long-term debt and capital leases	(23.6)	(414.9)	(17.1)
Net borrowings (repayments) under credit facilities	1.5	—	(14.4)
Debt issuance costs	—	(1.2)	(5.2)
Dividends paid to shareholders	(66.5)	(77.1)	(76.9)
Dividends paid to noncontrolling interests	(16.0)	—	(18.0)
Shares repurchased for income tax withholding on share-based compensation	(1.4)	(3.9)	(6.6)
Taxes on share-based compensation	—	—	2.6
Exercises of stock options and other	—	0.1	0.4
Cash provided by (used in) financing activities	(106.0)	(497.0)	364.8
Increase (decrease) in cash and cash equivalents	(119.7)	(757.3)	722.2
Cash and cash equivalents at beginning of year	269.5	1,026.8	304.6
Cash and cash equivalents at end of year	$149.8	$269.5	$1,026.8
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in consolidated balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity

	ATI Stockholders
(In millions, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2012	$11.0	$1,181.7	$2,427.6	$(111.3)	$(1,029.4)	$107.5	$2,587.1
Net income	—	—	154.0	—	—	7.6	161.6
Other comprehensive income	—	—	—	—	316.2	3.4	319.6
Cash dividends on common stock ($0.72 per share)	—	—	(76.9)	—	—	—	(76.9)
Dividends paid to noncontrolling interest	—	—	—	—	—	(18.0)	(18.0)
Employee stock plans	—	4.2	(14.6)	31.7	—	—	21.3
Balance, December 31, 2013	$11.0	$1,185.9	$2,490.1	$(79.6)	$(713.2)	$100.5	$2,994.7
Net income (loss)	—	—	(2.6)	—	—	12.2	9.6
Other comprehensive loss	—	—	—	—	(218.2)	(2.1)	(220.3)
Cash dividends on common stock ($0.72 per share)	—	—	(77.1)	—	—	—	(77.1)
Conversion of convertible notes	—	—	(0.5)	5.5	—	—	5.0
Redeemable noncontrolling interest	—	—	(0.3)	—	—	0.3	—
Employee stock plans	—	(21.7)	(10.7)	29.8	—	—	(2.6)
Balance, December 31, 2014	$11.0	$1,164.2	$2,398.9	$(44.3)	$(931.4)	$110.9	$2,709.3
Net income (loss)	—	—	(377.9)	—	—	12.0	(365.9)
Other comprehensive loss	—	—	—	—	(83.1)	(5.6)	(88.7)
Cash dividends on common stock ($0.62 per share)	—	—	(66.5)	—	—	—	(66.5)
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Redeemable noncontrolling interest	—	—	(0.3)	—	—	0.3	—
Employee stock plans	—	(2.5)	(8.3)	23.0	—	—	12.2
Balance, December 31, 2015	$11.0	$1,161.7	$1,945.9	$(21.3)	$(1,014.5)	$101.6	$2,184.4
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries, including the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which the Company has a 60% interest. The remaining 40% interest in STAL is owned by Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the Company’s operating results and financial position, with the 40% interest of our minority partner recognized in the consolidated statement of operations as net income attributable to noncontrolling interests and as equity attributable to the noncontrolling interest within total stockholders’ equity. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), including ATI’s 50% interest in the industrial titanium joint venture known as Uniti LLC (“Uniti”), are accounted for under the equity method of accounting. Accounts receivable from Uniti were $0.5 million and $4.3 million at December 31, 2015 and 2014, respectively. Significant intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, “Allegheny Technologies,” “ATI” and the “Company” refer to Allegheny Technologies Incorporated and its subsidiaries.
Risks and Uncertainties and Use of Estimates
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable. Certain prior year amounts have been reclassified in order to conform with the 2015 presentation.
The Company markets its products to a diverse customer base, principally throughout the United States. No single customer accounted for more than 10% of sales for any year presented. The principal end markets for the ATI’s products are customers in the aerospace and defense, oil & gas/chemical & hydrocarbon processing industry, electrical energy, automotive, construction and mining, food equipment and appliances, and medical markets.
At December 31, 2015, ATI has approximately 9,200 full-time employees, of which approximately 15% are located outside the United States. Approximately 50% of ATI’s workforce is covered by various collective bargaining agreements (“CBAs”), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (“USW”). Certain of these CBAs with the USW expired on June 30, 2015, including CBAs for approximately 2,000 USW-represented employees located primarily within Flat Rolled Products segment operations, and at two facilities in the High Performance Materials & Components segment. Due to the lack of progress in contract negotiations, the Company issued a lockout notice involving these workers which took effect August 15, 2015.  The Company continues to operate the affected facilities with salaried employees and temporary workers. On February 22, 2016, the Company reached a tentative agreement with the bargaining committee of the USW on a new labor contract, which would end the lockout.  The contract is subject to ratification by USW members.
Cash Equivalents and Investments
Cash equivalents are highly liquid investments valued at cost, which approximates fair value, acquired with an original maturity of three months or less.
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $4.5 million and $4.8 million at December 31, 2015 and 2014, respectively. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectability of specific accounts.
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
Goodwill
Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The review for goodwill impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities.
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
Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below carrying value. A sustained decline in market capitalization below book value may be determined to require an interim goodwill impairment review.

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
Research and Development
Company funded research and development costs from continuing operations were $14.2 million in 2015, $17.4 million in 2014, and $16.1 million in 2013 and were expensed as incurred. Customer funded research and development costs were $1.5 million in 2015, $2.7 million in 2014, and $2.7 million in 2013.
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
Income Taxes
The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback and/or carryforward period available under tax law.
The Company evaluates on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.
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
New Accounting Pronouncements Adopted

In November 2015, the Financial Accounting Standards Board (FASB) issued new guidance on the balance sheet classification of deferred taxes. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent rather than separating deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position as required by current generally accepted accounting principles. The Company early adopted this new guidance on a retrospective basis in the fourth quarter of fiscal year 2015. Therefore, the $62.2 million of current deferred tax liabilities reported on the December 31, 2014 consolidated balance sheet were reclassified to non-current.

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. The Company early adopted this new guidance on a retrospective basis in the fourth quarter of fiscal year 2015. Therefore, the $10.9 million of debt issuance costs reported as other assets on the December 31, 2014 consolidated balance sheet were reclassified to a reduction of the carrying amount of long-term debt. In August 2015, the FASB issued additional guidance on presentation of debt issuance costs specifically related to line-of-credit arrangements. This guidance indicated no objection to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As such, the Company continued to present such costs, as it does today, within other assets on the consolidated balance sheets.
In January 2015, the Company adopted changes issued by the FASB to the criteria for reporting discontinued operations. Under the new criteria, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The criteria that there be no significant continuing involvement in the operations of the component after the disposal transaction has been removed under the new guidance. The new guidance also requires the presentation of the assets and liabilities of a disposal group that includes a discontinued operation for each comparative period and requires additional disclosures about discontinued operations, including the major line items constituting the pretax profit or loss of the discontinued operation, certain cash flow information for the discontinued operation, expanded disclosures about an entity’s significant continuing involvement in a discontinued operation, and disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The provisions of the new guidance are effective for all disposals that occur for the Company beginning in fiscal year 2015. The adoption of these changes had no impact on the consolidated financial statements.
Pending Accounting Pronouncements

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
Note 2. Acquisitions
On February 7, 2014, the Company acquired 85% of Dynamic Flowform Corp. (“Dynamic Flowform”) for $72.9 million of cash consideration, net of cash acquired. The Dynamic Flowform acquisition was treated as an asset purchase for tax purposes. The holders of the 15% noncontrolling interest have a put option requiring the Company to purchase their equity interest (see Note 18 for additional explanation). The Company also incurred $0.7 million of pre-tax costs related to the acquisition, consisting primarily of professional fees, which were recorded in selling and administrative expenses in the 2014 consolidated statement of operations.
Based in Billerica, MA, Dynamic Flowform, which has been renamed ATI Flowform Products, uses precision flowforming process technologies to produce thin-walled components in net or near-net shapes across multiple alloy systems, including nickel-based alloys and superalloys, titanium and titanium alloys, zirconium alloys, and specialty and stainless alloys. Management expects this acquisition to expand the Company’s capabilities to produce specialty materials parts and components, primarily in the aerospace and defense, and oil & gas/chemical & hydrocarbon processing industry markets. ATI Flowform Products results are included in the High Performance Materials & Components segment from the date of the acquisition.
The purchase price allocation included technology, trademarks and customer intangible assets of $21.4 million, which are being amortized over a 23 year weighted average life, and goodwill of $46.8 million, which is deductible for tax purposes. The final allocation of the purchase price was completed in the second quarter of 2014.
In addition, on June 12, 2014, the Company acquired Hanard Machine, Inc. (“Hanard”) for $20.5 million of cash consideration, net of cash acquired, including $20.0 million paid in 2014 and $0.5 million paid in 2015. Located in Salem, OR, Hanard performs precision machining on parts and components made from titanium alloys, nickel-based alloys and superalloys, aluminum, specialty steel, and other ferrous and non-ferrous metals. The business operates as ATI Cast Products Salem Operations, and is reported as a part of the High Performance Materials & Components segment from the date of the acquisition. Management expects this acquisition to expand the Company’s capabilities to produce finished specialty materials parts and components and reinforces the Company’s important aerospace supply chain role.  The purchase price allocation included technology and customer intangible assets of $4.3 million, which are being amortized over a 20 year life, and goodwill of $8.4 million, which is deductible for tax purposes. The final allocation of the purchase price was completed in the second quarter of 2015.
Pro forma financial information has not been included because these acquisitions did not meet certain significance thresholds individually or in the aggregate.
Note 3. Discontinued Operations
On November 4, 2013, the Company sold its tungsten materials business, which produces tungsten powder, tungsten heavy alloys, tungsten carbide materials, and carbide cutting tools. In 2013, the Company received cash proceeds, net of transaction costs, of $600.9 million on the sale of this business and recognized a $428.3 million pre-tax ($261.4 million after tax) gain which has been recorded in discontinued operations.
Also, during 2013, the Company completed a strategic review of its iron castings and fabricated components businesses. These businesses were not projected to meet the Company’s long-term profitable growth and return on capital employed expectations, resulting in the closure of the fabricated components business and planned divestiture of the iron casting business in 2013. In April 2014, the Company announced the closure of the iron castings business, as the divestiture of this business through a sale process on commercially acceptable terms was unlikely to be successful. The orderly wind-down of operations was completed by the end of the third quarter 2014. The closure of the iron castings business resulted in $1.8 million of cash exit costs in 2014, primarily related to severance benefits, of which $1.0 million was paid in 2014 and $0.8 million was paid in 2015.

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
The following table presents summarized results for these discontinued operations (in millions):

	2014	2013
Sales	$14.9	$268.2
Income (loss) before income taxes	$(0.9)	$414.2
Note 4. Inventories
Inventories at December 31, 2015 and 2014 were as follows (in millions):

	2015	2014
Raw materials and supplies	$216.0	$249.3
Work-in-process	990.3	1,184.1
Finished goods	184.1	172.2
Total inventories at current cost	1,390.4	1,605.6
Adjustment from current cost to LIFO cost basis	136.4	4.8
Inventory valuation reserves	(206.3)	(68.8)
Progress payments	(48.9)	(68.8)
Total inventories, net	$1,271.6	$1,472.8
Inventories, before progress payments, determined on the LIFO method were $992.0 million at December 31, 2015, and $1,102.4 million at December 31, 2014. The remainder of the inventory was determined using the FIFO and average cost methods, and these inventory values do not differ materially from current cost. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on the LIFO inventory accounting method exceeded current replacement cost initially as of December 31, 2013, and based on a lower of cost or market value analysis, a net realizable value (NRV) inventory reserve was recorded. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not exceed net realizable value reduced by an allowance for a normal profit margin). Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV reserves were as follows (in millions):

	Fiscal year ended December 31,
	2015	2014	2013
LIFO benefit (charge)	$131.6	$(24.7)	$80.9
NRV benefit (charge)	$(131.5)	$25.0	$(35.0)
Net cost of sales impact	$0.1	$0.3	$45.9
During 2015 and 2013, inventory usage resulted in liquidations of LIFO inventory quantities, increasing cost of sales by $9.6 million and $3.8 million in 2015 and 2013, respectively. These inventories were carried at differing costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases. There were no LIFO liquidations in 2014.
The Company also recorded lower of cost or market charges primarily related to non-premium quality (PQ) grade products during the ramp-up and qualification of the Rowley, UT titanium sponge production facility and continued sluggish demand for industrial titanium products from global markets. These lower of cost or market charges were $24.5 million in 2015, $23.2 million in 2014 and $20.5 million in 2013. Additionally, in December 2015, based on current market prices for non-PQ grades of titanium sponge, the Company recorded a $25.4 million charge to revalue this inventory. This charge includes revised assessments of the non-PQ titanium market conditions and expected utilization of this inventory.

Note 5. Property, Plant and Equipment
Property, plant and equipment at December 31, 2015 and 2014 was as follows:

(In millions)	2015	2014
Land	$31.0	$30.2
Buildings	1,048.2	1,048.9
Equipment and leasehold improvements	3,858.1	3,702.5
	4,937.3	4,781.6
Accumulated depreciation and amortization	(2,009.1)	(1,819.8)
Total property, plant and equipment, net	$2,928.2	$2,961.8
Construction in progress at December 31, 2015 and 2014 was $119.6 million and $71.1 million, respectively. Capital expenditures on the consolidated statement of cash flows for the year ended December 31, 2015 exclude $35.4 million of completion payments that were included in property, plant and equipment and accrued at December 31, 2015. Depreciation and amortization from continuing operations for the years ended December 31, 2015, 2014 and 2013 was as follows:

(In millions)	2015	2014	2013
Depreciation of property, plant and equipment	$159.6	$146.7	$156.8
Software and other amortization	30.3	29.9	23.8
Total depreciation and amortization	$189.9	$176.6	$180.6
Note 6. Goodwill and Other Intangible Assets
At December 31, 2015, the Company had $651.4 million of goodwill on its consolidated balance sheet, all of which relates to the High Performance Materials & Components segment. Goodwill decreased $129.0 million in 2015, resulting from a $126.6 million impairment charge in the Flat Rolled Products segment and $2.6 million from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar, partially offset by $0.2 million for final purchase accounting adjustments for the Hanard acquisition.
The Company performs its annual goodwill impairment evaluations in the fourth quarter of each year. Quantitative goodwill assessments were performed for all reporting units in 2015. As a result of these assessments, the Company determined that the fair value of the Flat Rolled Products business was below carrying value, including goodwill. During the fourth quarter of 2015, the Company recorded a $126.6 million pre-tax impairment charge to write-off all the goodwill in the Flat Rolled Products segment. This was due to challenging market conditions in 2015 in this business, primarily impacting commodity stainless flat-rolled products. Fourth quarter 2015 market conditions continued to deteriorate in this business due in large part to a surge of imports into the U.S. market, and excess North American and global capacities for commodity stainless steel sheet. Base-selling prices for commodity stainless steel sheet products fell throughout 2015 and reached historic lows in December. In addition, weakness continued in the oil & gas/chemical & hydrocarbon processing industry market, which has been the largest end market for the Flat Rolled Products business. Restructuring actions were initiated in December 2015 in the Flat Rolled Products business in response to these market conditions and outlook, including announced idling of various operations (see Note 17). This goodwill impairment charge was excluded from the Flat Rolled Products business segment results.
No goodwill impairments were determined to exist for the year ended December 31, 2015 for all other reporting units with goodwill. In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. No goodwill impairments were determined to exist for the years ended December 31, 2014 and 2013. Accumulated impairment losses as of December 31, 2015 were $126.6 million.

Other intangible assets, which are included in Other assets on the accompanying consolidated balance sheets as of December 31, 2015 and 2014 were as follows:

		December 31, 2015		December 31, 2014
(in millions)	Weighted Average Useful life (years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Technology	21	$91.4	$(18.6)	$91.4	$(14.2)
Customer relationships	24	35.7	(6.2)	35.7	(4.7)
Trademarks	15	64.6	(8.6)	64.6	(4.3)
Total amortizable intangible assets		191.7	(33.4)	191.7	(23.2)
Amortization expense from continuing operations related to intangible assets was approximately $10.0 million for the years ended December 31, 2015 and 2014. For each of the years ending December 31, 2016 through 2020, annual amortization expense is expected to be approximately $10.0 million.
Note 7. Asset Retirement Obligations
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (“AROs”) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2015, the Company had recognized AROs of $25.0 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials. The 2013 sale of the tungsten materials business included an indemnification to the buyer for conditional ARO costs of up to $13 million for a five year period. The Company recorded a $9.4 million charge in 2013 to increase recorded reserves to $13 million for these retained liabilities, which was reported as part of the gain on sale of the tungsten materials business. In addition, as part of facility closures in 2013, $4.2 million in decommissioning AROs were reported in continuing operations (see Note 17) on the 2013 consolidated statement of operations.
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
Changes in asset retirement obligations for the years ended December 31, 2015 and 2014 were as follows:

(In millions)	2015	2014
Balance at beginning of year	$25.4	$27.7
Accretion expense	0.6	0.9
Payments	(0.8)	(2.2)
Revision of estimates	(0.2)	(1.0)
Balance at end of year	$25.0	$25.4
Note 8. Supplemental Financial Statement Information
Cash and cash equivalents at December 31, 2015 and 2014 were as follows:

(In millions)	2015	2014
Cash	$149.3	$267.7
Other short-term investments	0.5	1.8
Total cash and cash equivalents	$149.8	$269.5
Accounts receivable are presented net of a reserve for doubtful accounts of $4.5 million at December 31, 2015, and $4.8 million at December 31, 2014. During 2015, the Company recognized expense of $1.1 million to increase the reserve for doubtful accounts and wrote off $1.4 million of uncollectible accounts, which decreased the reserve. During 2014, the Company recognized expense of $0.5 million to increase the reserve for doubtful accounts and wrote off $1.0 million of uncollectible accounts, which decreased the reserve. During 2013, the Company recognized expense of $1.1 million to increase the reserve for doubtful accounts and wrote off $0.8 million of uncollectible accounts, which decreased the reserve.

Additionally, the reserve for doubtful accounts in 2013 decreased $0.5 million as a result of the sale of the tungsten materials business.
Accrued liabilities included salaries, wages and other payroll-related liabilities of $50.9 million and $77.3 million at December 31, 2015 and 2014, respectively.
Other income (expense) from continuing operations for the years ended December 31, 2015, 2014, and 2013 was as follows:

(In millions)	2015	2014	2013
Rent and royalty income	$2.0	$4.0	$0.9
Net gains (losses) on property and investments	—	0.1	0.7
Other	(0.4)	—	0.1
Total other income, net	$1.6	$4.1	$1.7
Note 9. Debt
Debt at December 31, 2015 and 2014 was as follows:

(In millions)	2015	2014
Allegheny Technologies $500 million 5.875% Senior Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies $500 million 5.95% Senior Notes due 2021	500.0	500.0
Allegheny Technologies $350 million 9.375% Senior Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Ladish Series B 6.14% Notes due 2016 (b)	—	11.9
Ladish Series C 6.41% Notes due 2015 (c)	—	10.3
U.S. revolving credit facilities	—	—
Foreign credit agreements	1.4	—
Industrial revenue bonds, due through 2020, and other	3.8	4.7
Debt issuance costs (d)	(9.5)	(10.9)
Total short-term and long-term debt	1,495.7	1,516.0
Short-term debt and current portion of long-term debt	3.9	17.8
Total long-term debt	$1,491.8	$1,498.2

(a)	Bearing interest at 7.625% effective August 15, 2015.

(b)	Includes fair value adjustment of $0.4 million at December 31, 2014.

(c)	Includes fair value adjustment of $0.3 million at December 31, 2014.

(d)
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company early adopted this new guidance on a retrospective basis in the fourth quarter of fiscal year 2015.

Interest expense was $111.4 million in 2015, $109.8 million in 2014, and $66.0 million in 2013. Interest expense was reduced by $2.2 million, $5.3 million, and $45.7 million, in 2015, 2014, and 2013, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $113.4 million in 2015, $113.2 million in 2014, and $110.6 million in 2013. Net interest expense includes interest income of $1.2 million in 2015, $1.1 million in 2014, and $0.8 million in 2013.
Scheduled principal payments during the next five years are $3.9 million in 2016, $0.9 million in 2017, $0.2 million in 2018, $350.2 million in 2019, and no payments in 2020.
2023 Notes
On July 12, 2013, ATI issued $500 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Notes”). Interest on the 2023 Notes is payable semi-annually in arrears, and the 2023 Notes will mature on August 15, 2023, unless redeemed or repurchased earlier. Underwriting fees, discount, and other third-party expenses for the issuance of the 2023 Notes were $5.2 million in 2013, and are being amortized to interest expense over the 10-year term of the 2023 Notes. The 2023 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The stated interest rate payable on the 2023 Notes is subject to adjustment in the event of changes in the credit ratings on the 2023 Notes by either Moody’s or Standard & Poor’s (“S&P”). Each notch of credit rating downgrade increases interest expense by 0.25% on the 2023 Notes, up to a maximum 4 notches by each of the two credit rating agencies, or a total 2.0% potential interest rate change up to 7.875%, of which 1.75% interest rate change has occurred as of December 31, 2015.
During 2014, a one notch downgrade of the Company’s credit rating resulted in an increase of the interest rate on the 2023 Notes from 5.875% to 6.125% effective with the interest period beginning August 15, 2014. During 2015, additional downgrades of the Company’s credit rating resulted in increases to the interest rate on the 2023 Notes to 7.625%, effective for the interest period beginning August 15, 2015. These downgrades resulted in $4.1 million of additional interest expense for 2015. Therefore, one future downgrade of the Company’s credit rating by S&P could result in an additional increase to the interest cost with respect to the 2023 Notes by 0.25%. Any further credit rating downgrades have no effect on the interest rate of the 2023 Notes, and increases in the Company’s credit ratings from these rating agencies would reduce interest expense on the 2023 Notes to the original 5.875% interest rate in a similar manner.
Credit Agreements
On September 23, 2015, the Company entered into a $400 million Asset Based Lending (“ABL”) Revolving Credit Facility, which includes a letter of credit sub-facility of up to $200 million. The ABL facility replaced a $400 million revolving credit facility originally entered into on July 31, 2007 (as amended, the “Prior Credit Facility”). Costs associated with entering into the ABL facility were $1.5 million, and are being amortized to interest expense over the 5-year term of the facility. The ABL facility matures in September 2020 and is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. Compared to the Prior Credit Facility, the ABL facility contains no leverage or interest coverage ratios but does contain a financial covenant whereby the Company must maintain a fixed charge coverage ratio, measured over the prior four fiscal quarters, of not less than 1.00:1.00 after an event of default has occurred or if the undrawn availability under ABL facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount or (ii) $40.0 million. The Company does not meet this required fixed charge coverage ratio at December 31, 2015. As a result, the Company is not able to access this remaining 10% or $40.0 million of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019, and such liquidity is available until the notes are paid in full or refinanced. There was no impact on the Company’s outstanding debt as a result of the ABL facility. There were no outstanding borrowings made under the ABL facility as of December 31, 2015, although approximately $4.6 million has been utilized to support the issuance of letters of credit. Average borrowings under the ABL and the Prior Credit Facility for the fiscal year ended December 31, 2015 were $61.0 million, bearing an average annual interest rate of 2.0%.
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
Ladish Notes
In conjunction with the acquisition of Ladish Co., Inc. (“Ladish”, now ATI Ladish LLC) in May 2011, the Company assumed the Series B and Series C Notes previously issued by Ladish. During 2015, the Company prepaid $5.7 million in aggregate principal amount of its 6.14% ATI Ladish Series B senior notes due May 16, 2016, representing all of the remaining outstanding Series B Notes. Also during 2015, the Company repaid the $10.0 million aggregate principal amount of its outstanding 6.41% ATI Ladish Series C senior notes, due September 2, 2015.

Foreign and Other Credit Facilities
The Company has an additional separate credit facility for the issuance of letters of credit. As of December 31, 2015, $32 million in letters of credit were outstanding under this facility.
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
The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2015, the Company had not guaranteed any third-party indebtedness.
Note 10. Derivative Financial Instruments and Hedging
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2015, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 26 million pounds of nickel with hedge dates through 2020. The aggregate notional amount hedged is approximately 28% of a single year’s estimated nickel raw material purchase requirements.
At December 31, 2015, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas hedges. In the fourth quarter 2015, due to changes in expected operating levels within Flat Rolled Products segment operations, the Company concluded that a portion of these natural gas cash hedges for 2016 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized a $3.3 million pre-tax loss for the ineffective portion of these cash flow hedges, which is reported in selling and administrative expenses on the consolidated statement of operations for the year ended December 31, 2015. Approximately 55% of the Company’s annual forecasted domestic requirements for natural gas for 2017 and approximately 15% for 2018 are hedged.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
During the fiscal year ended December 31, 2015, the Company net settled 211.9 million euro notional value of foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates, receiving cash proceeds of $56.5 million which is reported in cash provided by operating activities on the consolidated cash flow statement. In the fourth quarter 2015, due to management actions in the Flat Rolled Products segment to de-emphasize commodity stainless steel sheet products in 2016, the Company concluded that a portion of these settled euro cash flow hedges for 2016 were ineffective based on forecast changes for euro-denominated sales. The Company recognized a $14.3 million pre-tax gain for the ineffective portion of these cash flow hedges, which is reported in selling and administrative expenses on the consolidated statement of operations for the year ended December 31, 2015. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and will be reclassified to earnings when the underlying transactions occur. In 2015, the Company entered into 244.7 million euro notional value of foreign currency forward contracts designated as fair value hedges with 2015, 2016 and 2017 maturity dates to replace a portion of the settled euro cash flow hedges, of which 139.2 million euro notional value was outstanding as of December 31, 2015. The Company recorded a $9.0 million benefit in costs of sales on the consolidated statement of operations in the fiscal year ended December 31, 2015, for maturities and mark-to-market changes on these fair value hedges.
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

(In millions)		December 31, 2015	December 31, 2014
Asset derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1.6	$23.6
Nickel and other raw material contracts	Prepaid expenses and other current assets	—	1.1
Foreign exchange contracts	Other assets	0.4	28.3
Nickel and other raw material contracts	Other assets	—	0.5
Total derivatives designated as hedging instruments:		$2.0	$53.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.4	6.4
Total derivatives not designated as hedging instruments:		0.4	6.4
Total asset derivatives		$2.4	$59.9

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$17.3	$10.2
Foreign exchange contracts	Accrued liabilities	0.1	—
Nickel and other raw material contracts	Accrued liabilities	22.2	5.8
Electricity contracts	Accrued liabilities	—	0.1
Foreign exchange contracts	Other long-term liabilities	0.1	—
Natural gas contracts	Other long-term liabilities	8.5	7.9
Nickel and other raw material contracts	Other long-term liabilities	23.0	3.0
Total liability derivatives		$71.2	$27.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	0.1	—
Total derivatives not designated as hedging instruments:		0.1	—
Total liability derivatives		$71.3	$27.0
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
Assuming market prices remain constant with those at December 31, 2015, a loss of $23.6 million, net of tax, is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the year ended December 31, 2015 were as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	2015	2014	2015	2014	2015	2014
Nickel and other raw material contracts	$(34.2)	$(1.6)	$(10.5)	$(0.6)	$—	$—
Natural gas contracts	(14.1)	(10.9)	(9.2)	2.1	(2.1)	—
Electricity contracts	—	0.5	(0.1)	0.4	—	—
Foreign exchange contracts	27.6	40.1	24.3	0.3	8.9	—
Total	$(20.7)	$28.1	$4.5	$2.2	$6.8	$—

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
The Company has 25 million euro notional value outstanding as of December 31, 2015 of foreign currency forward contracts not designated as hedges, with maturity dates into the third quarter of 2016. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	2015	2014
Foreign exchange contracts	$3.9	$5.2
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.
Note 11. Fair Value of Financial Instruments
The estimated fair value of financial instruments at December 31, 2015 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$149.8	$149.8	$149.8	$—
Derivative financial instruments:
Assets	2.4	2.4	—	2.4
Liabilities	71.3	71.3	—	71.3
Debt (a)	1,495.7	969.7	964.5	5.2

The estimated fair value of financial instruments at December 31, 2014 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$269.5	$269.5	$269.5	$—
Derivative financial instruments:
Assets	59.9	59.9	—	59.9
Liabilities	27.0	27.0	—	27.0
Debt (a)	1,516.0	1,616.0	1,589.1	26.9

(a)
The total carrying amount for debt has been restated to reflect the adoption on a retrospective basis in the fourth quarter of fiscal year 2015 of new accounting guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability.

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
Short-term and long-term debt: The fair values of the Allegheny Technologies 9.375% Senior Notes due 2019, the Allegheny Technologies 5.95% Senior Notes due 2021, the Allegheny Technologies 5.875% Senior Notes due 2023 and the Allegheny Ludlum 6.95% Debentures due 2025 were determined using Level 1 information. The fair values of the other short-term and long-term debt were determined using Level 2 information.
Note 12. Pension Plans and Other Postretirement Benefits
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

The components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2015	2014	2013	2015	2014	2013
Service cost—benefits earned during the year	$22.8	$29.4	$39.0	$2.7	$2.9	$3.2
Interest cost on benefits earned in prior years	121.0	133.6	122.8	17.9	24.0	22.4
Expected return on plan assets	(168.3)	(184.2)	(176.0)	(0.1)	(0.3)	(0.5)
Amortization of prior service cost (credit)	1.3	2.3	3.0	4.9	(3.0)	(18.2)
Amortization of net actuarial loss	60.4	74.0	111.8	14.6	14.1	17.2
Curtailment (gain) loss	—	0.5	—	—	(25.5)	—
Termination benefits	—	0.3	4.8	—	—	1.3
Total retirement benefit expense	$37.2	$55.9	$105.4	$40.0	$12.2	$25.4
Other postretirement benefit costs for a defined contribution plan were $2.6 million and $4.6 million for the fiscal years ended December 31, 2014 and 2013, respectively. The curtailment loss for pension benefits recorded in 2014 relates to unamortized prior service cost recognized as a result of the freezing of pension benefit accruals in the fourth quarter of 2014, as discussed above. The curtailment gain for other postretirement benefits recorded in 2014 relates to the changes to salaried retiree life insurance and medical benefits in the fourth quarter of 2014 as discussed above. Special termination benefits recorded in 2014 relate to the acceptance of an early retirement benefit in the Forged Products business. Special termination benefits recorded in 2013 relate largely to the closure of the Flat Rolled Product segment’s Wallingford, CT finishing facility, and these costs were reported in restructuring costs for segment reporting (see Notes 16 and 17).
Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate (a)	4.25%	5.15%	4.25 - 4.95%	4.10%	5.15%	4.25%
Rate of increase in future compensation levels	3.0 - 3.50%	3.0 - 3.50%	3.0 - 3.50%	—	—	—
Expected long-term rate of return on assets	8.00%	8.25%	8.25%	4.0%	8.3%	8.3%

(a)
Pension expense for 2013 was initially measured at a 4.25% discount rate. The U.S. Plan was remeasured using a 4.95% discount rate as of October 31, 2013, following the sale of the tungsten materials business.

Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Discount rate	4.65%	4.25%	4.50%	4.10%
Rate of increase in future compensation levels	3.0 - 3.5%	3.0 - 3.5%	—	—
A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 31, 2015 and 2014 was as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligation at beginning of year	$2,953.9	$2,698.2	$466.1	$506.7
Service cost	22.8	29.4	2.7	2.9
Interest cost	121.0	133.6	17.9	24.0
Benefits paid	(207.4)	(269.9)	(53.4)	(54.3)
Subsidy paid	—	—	0.7	1.0
Participant contributions	0.3	0.3	—	—
Effect of currency rates	(4.8)	(4.9)	—	—
Net actuarial (gains) losses – discount rate change	(124.4)	288.5	(14.1)	39.5
– other	44.5	78.4	(19.1)	(19.5)
Plan curtailments	—	—	—	(7.2)
Plan settlements	—	—	—	(27.0)
Special termination benefits	—	0.3	—	—
Benefit obligation at end of year	$2,805.9	$2,953.9	$400.8	$466.1

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

	Pension Benefits		Other Postretirement Benefits
(In millions)	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$2,204.4	$2,329.8	$2.9	$4.0
Actual returns on plan assets and plan expenses	(41.1)	136.8	(1.0)	(0.9)
Employer contributions	10.3	11.5	—	—
Participant contributions	0.3	0.3	—	—
Effect of currency rates	(4.2)	(4.1)	—	—
Benefits paid	(207.4)	(269.9)	(0.1)	(0.2)
Fair value of plan assets at end of year	$1,962.3	$2,204.4	$1.8	$2.9

Amounts recognized in the consolidated balance sheet:
Current liabilities	(9.8)	(10.2)	(39.8)	(47.3)
Noncurrent liabilities	(833.8)	(739.3)	(359.2)	(415.8)
Total amount recognized	$(843.6)	$(749.5)	$(399.0)	$(463.1)

Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in 2015 and 2014 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2015	2014	2015	2014
Beginning of year accumulated other comprehensive loss	$(1,352.1)	$(1,016.4)	$(152.9)	$(151.5)
Amortization of net actuarial loss	60.4	74.0	14.6	14.1
Amortization of prior service cost (credit)	1.3	2.3	4.9	(3.0)
Remeasurements	(127.8)	(412.0)	32.0	(12.5)
End of year accumulated other comprehensive loss	$(1,418.2)	$(1,352.1)	$(101.4)	$(152.9)
Net change in accumulated other comprehensive loss	$(66.1)	$(335.7)	$51.5	$(1.4)
Amounts included in accumulated other comprehensive loss at December 31, 2015 and 2014 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2015	2014	2015	2014
Prior service cost	$(3.6)	$(4.9)	$(6.9)	$(11.8)
Net actuarial loss	(1,414.6)	(1,347.2)	(94.5)	(141.1)
Accumulated other comprehensive loss	(1,418.2)	(1,352.1)	(101.4)	(152.9)
Deferred tax effect	529.9	514.7	38.5	58.8
Accumulated other comprehensive loss, net of tax	$(888.3)	$(837.4)	$(62.9)	$(94.1)
Retirement benefit expense for 2016 for defined benefit plans is estimated to be approximately $98 million, comprised of $64 million for pension expense and $34 million of expense for other postretirement benefits. As a result of the pension freeze effective December 31, 2014 and the resultant determination of inactive status, beginning in 2015, the U.S. Plan and the non-qualified U.S. pension plans changed the amortization period for accumulated other comprehensive loss recognition to the average remaining life expectancy, which is approximately 18 years on a weighted average basis, rather than the average remaining service period of 10 years, which was used in 2014 and prior periods.
Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in 2016 are:

(In millions)	Pension Benefits	Other Postretirement Benefits	Total
Amortization of prior service cost	$1.3	$4.9	$6.2
Amortization of net actuarial loss	65.4	9.5	74.9
Amortization of accumulated other comprehensive loss	$66.7	$14.4	$81.1
The accumulated benefit obligation for all defined benefit pension plans was $2,767.0 million and $2,917.3 million at December 31, 2015 and 2014, respectively. Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
(In millions)	2015	2014
Projected benefit obligation	$2,805.9	$2,953.9
Accumulated benefit obligation	$2,767.0	$2,917.3
Fair value of plan assets	$1,962.3	$2,204.4
Based upon current regulations and actuarial studies, the Company does not expect to be required to make significant cash contributions to its U.S. Plan for 2016. However, the Company may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. For 2016, the Company expects to fund benefits of approximately $10 million for its U.S. nonqualified benefit pension plans and its U.K. defined benefit plan.

The following table summarizes expected benefit payments from the Company’s various pension and other postretirement benefit defined benefit plans through 2025, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

(In millions)	Pension Benefits	Other Postretirement Benefits	Medicare Part D Subsidy
2016	$200.2	$42.6	$1.1
2017	195.0	35.7	1.0
2018	194.4	34.5	1.0
2019	191.7	34.2	1.0
2020	190.5	34.3	0.9
2021 - 2025	917.8	144.6	3.9
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 8.0% in 2016 and is assumed to gradually decrease to 4.5% in the year 2038 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for the year ended December 31, 2015	$0.5	$(0.4)
Effect on other postretirement benefit obligation at December 31, 2015	$7.6	$(6.8)
The plan assets for the U.S. Plan represent approximately 96% of total pension plan assets at December 31, 2015. The U.S. Plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, floating rate debt and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.
U.S. Plan assets at December 31, 2015 and 2014 included 3.0 million shares of ATI common stock with a fair value of $33.2 million and $102.7 million, respectively. Dividends of $1.8 million and $2.1 million were received by the U.S. Plan in 2015 and 2014, respectively, on the ATI common stock held by this plan.
The fair values of the Company’s pension plan assets at December 31, 2015 by asset category and by the level of inputs used to determine fair value, were as follows:

(In millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
ATI common stock	$33.2	$33.2	$—	$—
Other U.S. equities (a)	522.0	254.1	267.9	—
International equities (b)	239.8	—	239.8	—
Global debt securities and cash: (c)
Fixed income and cash equivalents	369.7	0.2	361.0	8.5
Floating rate	358.0	—	—	358.0
Private equity	201.2	—	—	201.2
Hedge funds	51.9	—	—	51.9
Real estate and other	186.5	—	5.9	180.6
Total assets	$1,962.3	$287.5	$874.6	$800.2

(a)	Includes investments in commingled funds that invest in U.S. equity securities, comprised of approximately 90% large-cap U.S. companies and 10% small-cap U.S. companies.

(b)	Includes investments in commingled funds that invest in non-U.S. equity securities, comprised of approximately 90% developed countries and 10% emerging market economies.

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

The fair values of the Company’s pension plan assets at December 31, 2014 by asset category and by the level of inputs used to determine fair value, were as follows:

(In millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
ATI common stock	$102.7	$102.7	$—	$—
Other U.S. equities (a)	673.8	306.1	367.7	—
International equities (b)	238.2	—	238.2	—
Global debt securities and cash: (c)
Fixed income and cash equivalents	383.5	0.7	373.9	8.9
Floating rate	392.3	—	—	392.3
Private equity	172.6	—	—	172.6
Hedge funds	84.7	—	—	84.7
Real estate and other	156.6	—	5.4	151.2
Total assets	$2,204.4	$409.5	$985.2	$809.7

(a)	Includes investments in commingled funds that invest in U.S. equity securities, comprised of approximately 90% large-cap U.S. companies and 10% small-cap U.S. companies.

(b)	Includes investments in commingled funds that invest in non-U.S. equity securities, comprised of approximately 80% developed countries and 20% emerging market economies.

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

Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2015 were as follows:

(In millions)	January 1, 2015 Balance	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into (Out Of) Level 3	December 31, 2015 Balance
Global debt securities and cash:
Fixed income and cash equivalents	$8.9	$—	$(0.4)	$—	$8.5
Floating rate debt	392.3	6.8	(41.1)	—	358.0
Private equity	172.6	11.7	16.9	—	201.2
Hedge funds	84.7	2.5	(35.3)	—	51.9
Real estate and other	151.2	22.5	6.9	—	180.6
Total	$809.7	$43.5	$(53.0)	$—	$800.2

Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2014 were as follows:

(In millions)	January 1, 2014 Balance	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into (Out Of) Level 3	December 31, 2014 Balance
Global debt securities and cash:
Fixed income and cash equivalents	$0.8	$0.1	$8.0	$—	$8.9
Floating rate debt	294.5	4.6	93.2	—	392.3
Private equity	123.0	20.5	29.1	—	172.6
Hedge funds	111.2	4.5	(31.0)	—	84.7
Real estate and other	125.8	13.7	11.7	—	151.2
Total	$655.3	$43.4	$111.0	$—	$809.7
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
Real estate investments are made either (1) as a limited partner in a portfolio of properties managed by a general partner or (2) through a CIF that invests in a portfolio of real estate funds.
For certain investments classified as Level 3 which have formal financial valuations reported on a one-quarter lag, fair value is determined utilizing net asset values adjusted for subsequent cash flows, estimated financial performance and other significant events.
For 2016, the expected long-term rate of returns on defined benefit pension assets will be 8.0%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. The expected long-term rate of return is based on expected asset allocations within ranges for each investment category, and includes consideration of both historical and projected annual compound returns, weighted on a 65%/35% basis, respectively. The Company’s actual returns on pension assets for the last five years have been (1.2)% for 2015, 6.5% for 2014, 14.3% for 2013, 8.0% for 2012, and 0.3% for 2011.

The target asset allocations for pension plans for 2016, by major investment category, are:

Asset category	Target asset allocation range
Equity securities:
U. S. equities	18% - 40%
International equities	7% - 17%
Global debt securities and cash	35% - 55%
Private equity*	0% - 10%
Hedge funds*	0% - 10%
Real estate and other*	0% - 10%
* Have a combined target allocation of 18% and a 20% limit.
At December 31, 2015, other postretirement benefit plan assets of $1.8 million are primarily invested in private equity investments, which are classified as Level 3 in the valuation hierarchy, as the valuations are substantially based upon unobservable information. For 2016, the expected long-term rate of returns on these other postretirement benefit assets will be 4.0%.
Costs for defined contribution plans were $41.2 million in 2015, $21.9 million in 2014, and $24.3 million in 2013. Company contributions to these defined contribution plans are funded with cash. Higher contributions in 2015 were the result of the implementation of the Company’s defined contribution retirement plan accross all U.S. operations in 2015 in conjunction with the freeze of the U.S. qualified defined benefit pension plan.
Labor agreements with USW-represented employees require the Company to make contributions to VEBA trusts based upon the attainment of a certain level of profitability. The Company expects to make approximately $7 million of contributions, tied to profitability levels, to these VEBA trusts in 2016.
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

The Company’s participation in multiemployer plans for the years ended December 31, 2015, 2014 and 2013 is reported in the following table. The Company’s contributions to the Steelworkers Western Independent Shops Pension Plan exceed 5% of this plan’s total contributions for the plan year ended September 30, 2014, which is the most recent information available from the Plan Administrator.

		Pension Protection Act Zone Status (1)		FIP / RP Status Pending / Implemented (2)	in millions				Expiration Dates of Collective Bargaining Agreements
	EIN / Pension Plan Number				Company Contributions			Surcharge Imposed (3)
Pension Fund		2015	2014		2015	2014	2013
Steelworkers Western Independent Shops Pension Plan	90-0169564 / 001	Green	Green	N/A	$0.7	$1.1	$1.0	No	6/30/2015
Boilermakers-Blacksmiths National Pension Trust	48-6168020 / 001	Yellow	Yellow	Yes	1.8	2.0	2.2	No	9/30/2018
IAM National Pension Fund	51-6031295 / 002	Green	Green	N/A	1.5	1.6	1.8	No	Various between 2018-2019 (4)
Total contributions					$4.0	$4.7	$5.0

(1)
The most recent Pension Protection Act Zone Status available for ATI’s fiscal years 2015 and 2014 is for plan years ending in calendar years 2014 and 2013, respectively. The zone status is based on information provided to ATI and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone had been determined to be in “critical status”, based on criteria established by the Code, and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

(2)
The “FIP / RP status Pending / Implemented” column indicates whether a Funding Improvement Plan, as required under the Code by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2015.

(3)
The “Surcharge Imposed” column indicates whether ATI’s contribution rate for 2015 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

(4)
The Company is party to five separate bargaining agreements that require contributions to this plan. Expiration dates of these collective bargaining agreements range between February 25, 2018 and July 14, 2019.

Note 13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the fiscal years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2012		$(1,030.0)		$3.4		$(0.1)		$(2.7)	$(1,029.4)
OCI before reclassifications		241.1		10.4		0.1		(15.5)	236.1
Amounts reclassified from AOCI	(a)	70.0	(b)	1.5	(c)	—	(d)	8.6	80.1
Net current-period OCI		311.1		11.9		0.1		(6.9)	316.2
Balance, December 31, 2013		(718.9)		15.3		—		(9.6)	(713.2)
OCI before reclassifications		(266.4)		(32.0)		—		28.1	(270.3)
Amounts reclassified from AOCI	(a)	53.8	(b)	0.5	(c)	—	(d)	(2.2)	52.1
Net current-period OCI		(212.6)		(31.5)		—		25.9	(218.2)
Balance, December 31, 2014		(931.5)		(16.2)		—		16.3	(931.4)
OCI before reclassifications		(69.6)		(31.4)		—		(20.7)	(121.7)
Amounts reclassified from AOCI	(a)	49.9	(c)	—	(c)	—	(d)	(11.3)	38.6
Net current-period OCI		(19.7)		(31.4)		—		(32.0)	(83.1)
Balance, December 31, 2015		$(951.2)		$(47.6)		$—		$(15.7)	$(1,014.5)
Attributable to noncontrolling interests:
Balance, December 31, 2012		$—		$23.7		$—		$—	$23.7
OCI before reclassifications		—		3.4		—		—	3.4
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		3.4		—		—	3.4
Balance, December 31, 2013		—		27.1		—		—	27.1
OCI before reclassifications		—		(2.1)		—		—	(2.1)
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		(2.1)		—		—	(2.1)
Balance, December 31, 2014		—		25.0		—		—	25.0
OCI before reclassifications		—		(5.6)		—		—	(5.6)
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		(5.6)		—		—	(5.6)
Balance, December 31, 2015		$—		$19.4		$—		$—	$19.4

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).

(b)	Amount in 2014 is included in other income, net, and amount in 2013 is included in discontinued operations as part of the gain on sale of the tungsten materials business (see Note 3).

(c)	No amounts were reclassified to earnings.

(d)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statements of operations (see Note 10).

Other comprehensive income (loss) amounts are net of applicable income tax expense (benefit) for each year presented. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Reclassifications out of AOCI for the fiscal years ended December 31, 2015, 2014 and 2013 were as follows:

	Amount reclassified from AOCI (d)
	Fiscal year ended
Details about AOCI Components (In millions)	December 31, 2015		December 31, 2014		December 31, 2013		Affected line item in the consolidated statement of operations
Postretirement benefit plans
Prior service credit (cost)	$(6.2)	(a)	$0.7	(a)	15.2	(a)
Actuarial losses	(75.0)	(a)	(88.1)	(a)	(129.0)	(a)
	(81.2)	(d)	(87.4)	(d)	(113.8)	(d)	Total before tax
	(31.3)		(33.6)		(43.8)		Tax benefit
	$(49.9)		$(53.8)		$(70.0)		Net of tax

Currency translation adjustment	$—	(d)	$(0.5)	(b) , (d)	$(1.5)	(b) , (d)

Derivatives
Nickel and other raw material contracts	$(16.9)	(c)	$(1.0)	(c)	$(8.8)	(c)
Natural gas contracts	(18.2)	(c)	3.4	(c)	(3.8)	(c)
Electricity contracts	(0.2)	(c)	0.7	(c)	(0.3)	(c)
Foreign exchange contracts	53.5	(c)	0.5	(c)	(1.1)	(c)
	18.2	(d)	3.6	(d)	(14.0)	(d)	Total before tax
	6.9		1.4		(5.4)		Tax provision (benefit)
	$11.3		$2.2		$(8.6)		Net of tax

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 12.

(b)	Amount in 2014 is included in other income, net, and amount in 2013 is included in discontinued operations as part of the gain on sale of the tungsten materials business (see Note 3).

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statements of operations (see Note 10).

(d)
For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of operations.

Note 14. Stockholders’ Equity
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2015, there were no shares of preferred stock issued.
Share-based Compensation
During 2007, the Company adopted the Allegheny Technologies Incorporated 2007 Incentive Plan (the “2007 Incentive Plan”), which was amended and restated in 2010 and further amended in 2012. During 2015, the Company adopted the Allegheny Technologies Incorporated 2015 Incentive Plan (the “2015 Incentive Plan”). Upon adoption of the 2015 Incentive Plan, the 2007 Incentive Plan was terminated, although outstanding awards under the 2007 Incentive Plan remain in effect in accordance with their respective terms. Awards earned under the Company’s share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2015, 3.4 million shares of common stock were available for future awards under the 2015 Incentive Plan. The general terms of each arrangement granted under the 2007 Incentive Plan or the 2015 Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
The Company sponsors two principal share-based incentive compensation programs, the Performance/Restricted Stock Program (PRSP) of nonvested stock awards, and the Long-Term Performance Plan (LTPP), which was adopted in 2014 and may include performance shares under the Total Shareholder Return (TSR) portion and nonvested stock awards under the Long-Term Shareholder Value (LTSV) portion. Periods prior to 2014 include performance equity awards issued under the former Total Shareholder Return Program (TRSP), which has the same performance measurement criteria as the TSR.
Nonvested stock awards: Awards of nonvested stock are granted to employees, with either performance and/or service conditions. Awards of nonvested stock are also granted to non-employee directors, with service conditions. For nonvested stock awards, dividend equivalents, whether in stock or cash form, accumulate but are not paid until the underlying award vests. In 2015, 461,215 shares of nonvested stock were granted to employees under the PRSP.
In 2015, 126,421 shares of nonvested stock were granted under the LTSV portion of the LTPP plan. LTSV awards vest at the end of a three-year measurement period subject to the achievement, in whole or in part, of specified operational goals. As of December 31, 2015, 85% and 100% of these operational goals were expected to be attained for the 2015 and 2014 LTSV awards, respectively.
The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards to employees in 2015, 2014, 2013 and 2012 under the Company’s PRSP, one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured cumulatively over a three-year period. The remaining nonvested stock awarded to most employees under the 2015 PRSP vests over a service period of three years; for certain senior executives this service period is five years for the 2015 award. The remaining PRSP nonvested stock awarded to employees under the 2012, 2013 and 2014 vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion, including estimated forfeitures. As of December 31, 2015, the income target for the 2013 PRSP award was not met, and 244,899 shares were forfeited. As of December 31, 2014, the income target for the 2012 PRSP award was not met, and 171,083 shares were forfeited. Vesting of the remaining portion of both the 2013 and 2012 PRSP awards continues over the five-year service period through February 2018 and 2017, respectively. The income targets for both the 2014 and 2015 PRSP awards are not expected to be attained for the performance shares, therefore, no expense was recognized on the performance shares. Expense for the remaining nonvested stock under the 2015 and 2014 PRSP awards is recognized on a straight line basis over the applicable three or five-year service period.
Compensation expense in continuing operations related to all nonvested stock awards was $5.5 million in 2015, $2.4 million in 2014, and $11.3 million in 2013. Reduced compensation expense in 2015 and 2014 is primarily the result of changes in estimates that PRSP award performance shares would vest. Approximately $17.9 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2020 based on estimates of attaining performance vesting criteria, including estimated forfeitures. Activity under the Company’s nonvested stock awards for the years ended December 31, 2015, 2014, and 2013 was as follows:

(Shares in thousands, $ in millions)	2015		2014		2013
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	1,376	$47.8	927	$36.9	727	$38.6
Granted	669	20.8	675	20.3	576	16.4
Vested	(23)	(0.8)	(18)	(1.0)	(333)	(16.4)
Forfeited	(370)	(10.8)	(208)	(8.4)	(43)	(1.7)
Nonvested, end of year	1,652	$57.0	1,376	$47.8	927	$36.9
Performance equity awards: Award opportunities under the TSR, and previously the TSRP, are determined at a target number of shares, and performance equity awards pay out based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods as compared to the stock price and dividend performance of a group of industry peers. In 2015, the Company established a 2015-2017 TSR award, with 328,564 shares at the target award level. A maximum of 2.05 million shares have been reserved for issuance for award periods under the TSR and the TSRP. The actual number of shares awarded at the end of the performance measurement period may range from a minimum of zero to a maximum of two times target. Fair values for these performance awards were estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over three-year time horizons matching the total shareholder return performance measurement periods. Compensation expense from continuing operations was $10.6 million in 2015, $9.8 million in 2014, and $12.3 million in 2013 for the fair value of TSR and TSRP awards.
The estimated fair value of each performance equity award, the projected shares to be awarded and future compensation expense to be recognized for these awards, including actual and estimated forfeitures, was as follows:
(Shares in thousands, $ in millions)

TSR / TSRP Award Performance Period	Award Fair Value	December 31, 2015 Unrecognized Compensation Expense	Minimum Shares	Target Shares	Maximum Shares
2013 - 2015	$10.5	$—	—	296	592
2014 - 2016	$9.3	3.1	—	277	554
2015 - 2017	$13.4	8.9	—	296	592
Total		$12.0	—	869	1,738
Based on the Company’s stock price and dividend performance for the three-year period ended December 31, 2015 relative to the peer group, no award for the 2013-2015 TSRP performance period was earned.
Undistributed Earnings of Investees
Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $12 million at December 31, 2015.
Note 15. Income Taxes
The income tax provision (benefit) was as follows:

(In millions)	2015	2014	2013
Continuing operations:
Current:
Federal	$(60.7)	$(47.9)	$(127.5)
State	(0.4)	(4.0)	(10.2)
Foreign	9.4	9.8	7.9
Total	(51.7)	(42.1)	(129.8)
Deferred:
Federal	(90.9)	34.1	62.7
State	30.4	(0.2)	4.6
Foreign	0.1	(0.5)	(1.1)
Total	(60.4)	33.4	66.2
Income tax benefit from continuing operations	$(112.1)	$(8.7)	$(63.6)
Income tax provision (benefit) from discontinued operations	$—	$(0.3)	$161.4
Total company income tax provision (benefit)	$(112.1)	$(9.0)	$97.8

The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax benefit from continuing operations:

	Income Tax Provision (Benefit)
(In millions)	2015	2014	2013
Taxes computed at the federal rate	$(167.3)	$0.5	$(54.2)
State and local income taxes, net of federal tax benefit	(20.6)	(2.0)	(11.8)
Tax reserve adjustments	3.9	(0.5)	(10.2)
Repatriation of foreign earnings	13.4	0.3	9.4
Valuation allowance	74.5	0.5	9.1
Adjustment to prior years’ taxes	(5.4)	0.1	(5.3)
Foreign earnings taxed at different rate	(11.2)	(6.6)	(2.5)
Other	0.6	(1.0)	1.9
Income tax benefit	$(112.1)	$(8.7)	$(63.6)
In 2015, the Company’s results reflected a three year cumulative loss from U.S. operations; prior thereto, the Company’s historical results reflected a three year cumulative profit. The three year cumulative loss limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. As a result of this assessment, the Company established a $68.4 million valuation allowance in 2015, including $49.3 million for certain state and federal tax benefits recognized in prior years, and a $19.1 million valuation allowance recorded as part of the current year’s effective tax rate, representing approximately a 4% tax rate impact. Other valuation allowances recognized in 2015 and prior years relate to uncertainties of realizing tax attributes unrelated to the U.S. operations cumulative loss impact.
In general, the Company is responsible for filing consolidated U.S. Federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities. No provision has been made for U.S. Federal, state or additional foreign taxes related to approximately $168 million of undistributed earnings of foreign subsidiaries which have been permanently re-invested. It is not practical to determine the deferred tax liability on these earnings.
Income (loss) from continuing operations before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(In millions)	2015	2014	2013
U.S.	$(534.6)	$(46.1)	$(180.0)
Non-U.S.	56.6	47.6	25.2
Income (loss) from continuing operations before income taxes	$(478.0)	$1.5	$(154.8)
Income taxes paid and amounts received as refunds were as follows:

(In millions)	2015	2014	2013
Income taxes paid	$10.8	$15.1	$21.4
Income tax refunds received	(63.3)	(20.2)	(18.3)
Income taxes paid (received), net	$(52.5)	$(5.1)	$3.1
The Company’s income tax payments have benefited over the last several years from provisions under the U.S. tax code allowing companies to immediately deduct a significant portion of the cost of new capital investments placed into service. In 2015, the Company received a $59.9 million federal tax refund of prior years’ taxes paid. After this refund, the Company has approximately $166 million of tax-effected federal net operating loss carryforwards and $43 million of other federal tax credits to offset future federal tax liabilities.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2015 and 2014 were as follows:

(In millions)	2015	2014
Deferred income tax assets
Pensions	$281.0	$251.8
Postretirement benefits other than pensions	144.7	169.0
Federal and state net operating loss tax carryovers	228.1	122.7
Federal and state tax credits	52.2	53.6
Deferred compensation and other benefit plans	25.9	25.6
Self insurance reserves	10.8	10.1
Other items	85.2	79.1
Gross deferred income tax assets	827.9	711.9
Valuation allowance for deferred tax assets	(105.1)	(34.4)
Total deferred income tax assets	722.8	677.5
Deferred income tax liabilities
Bases of property, plant and equipment	664.1	579.5
Inventory valuation	62.2	111.7
Bases of amortizable intangible assets	25.4	75.5
Other items	46.7	53.9
Total deferred tax liabilities	798.4	820.6
Net deferred tax liability	$(75.6)	$(143.1)
The Company had $105.1 million and $34.4 million in deferred tax asset valuation allowances at December 31, 2015 and 2014, respectively. The valuation allowance at December 31, 2015 includes $24.8 million for federal foreign tax credits, $61.8 million for state net operating loss tax carryforwards, $1.4 million for foreign net operating losses and credits, $13.8 million for state tax credits and $3.3 million for state temporary differences, since the Company has concluded, based on current tax laws, that it is more likely than not that these tax benefits would not be realized. For the state net operating loss tax carryforwards, expiration will generally occur within 20 years of the year generated and some utilization of the tax benefit may be limited to $5 million per year or 30% of apportioned income, whichever is greater.
The changes in the liability for unrecognized income tax benefits for the years ended December 31, 2015, 2014 and 2013 were as follows:

(In millions)	2015	2014	2013
Balance at beginning of year	$73.4	$72.8	$29.2
Increases in prior period tax positions	4.2	2.0	0.1
Decreases in prior period tax positions	(0.6)	(0.6)	(5.8)
Increases in current period tax positions	1.3	0.7	60.4
Expiration of the statute of limitations	(0.7)	(0.5)	(0.7)
Settlements	(62.1)	(0.7)	(8.6)
Interest and penalties, net	(0.5)	(0.3)	(1.8)
Balance at end of year	$15.0	$73.4	$72.8
At December 31, 2015, interest and penalties included in the liability for unrecognized tax benefits were $3.9 million.
For the year ended December 31, 2014, $60.9 million of the liability for unrecognized income tax benefits relates to temporary differences, which would not impact the effective tax rate upon resolution of the uncertainty. In 2015, the Company resolved these various uncertain tax position matters related to temporary differences which resulted in this $60.9 million long-term liability for uncertain tax positions to be reclassified to a deferred tax liability. Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect ATI’s effective tax rate was approximately $12 million. At this time, the Company believes that it is reasonably possible that approximately $4 million of the estimated unrecognized tax benefits as of December 31, 2015 will be recognized within the next twelve months based on the expiration of statutory review periods.
The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2014
States:
Alabama	2012
Illinois	2012
North Carolina	2010
Oregon	2012
Pennsylvania	2012
Foreign:
China	2011
Germany	2014
Poland	2011
United Kingdom	2012
Note 16. Business Segments
The Company operates in two business segments: High Performance Materials & Components and Flat Rolled Products. The High Performance Materials & Components business segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings and castings, components and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace and defense, oil and gas, chemical and hydrocarbon processing industry, electrical energy, and medical.

The Flat Rolled Products business segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented electrical steel. The major end markets for our flat-rolled products are oil and gas, chemical and hydrocarbon processing industry, electrical energy, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense. The business units in this segment include ATI Flat Rolled Products and STAL, in which the Company has a 60% ownership interest. Segment results also include ATI’s 50% interest in Uniti, which is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of operations, were $55.4 million in 2015, $75.3 million in 2014, and $95.9 million in 2013. ATI’s share of Uniti’s loss was $0.1 million in 2015, $8.9 million in 2014, and $7.1 million in 2013, which is included in the Flat Rolled Products segment’s operating profit, and within cost of sales in the consolidated statements of operations. The remaining 50% interest in Uniti is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. In December 2015, the Company announced the idling of the standard stainless melt shop and sheet finishing operations at the Midland, PA facility, and the grain-oriented electrical steel operations in Western PA, including the Bagdad, PA facility. See Note 17 for further explanation.
These actions are intended to return the Flat Rolled Products business to profitability as quickly as possible and execute our strategy for sustainable long-term profitable growth. The future restart of the Midland and GOES operations, respectively, will depend on future business conditions and our ability to earn an acceptable return on invested capital on products produced at these operations.
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
The measure of segment operating profit also excludes income taxes, corporate expenses, net interest expense, closed company expenses, charges for goodwill impairment (see Note 6) and restructuring charges and other costs (see Note 17). Discontinued operations are also excluded. Management believes segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

(In millions)	2015	2014	2013
Total sales:
High Performance Materials & Components	$2,062.7	$2,084.6	$2,016.7
Flat Rolled Products	1,807.9	2,320.2	2,146.6
Total sales	3,870.6	4,404.8	4,163.3
Intersegment sales:
High Performance Materials & Components	76.8	77.8	71.9
Flat Rolled Products	74.2	103.6	47.9
Total intersegment sales	151.0	181.4	119.8
Sales to external customers:
High Performance Materials & Components	1,985.9	2,006.8	1,944.8
Flat Rolled Products	1,733.7	2,216.6	2,098.7
Total sales to external customers	$3,719.6	$4,223.4	$4,043.5
Total direct international sales were $1,577.0 million in 2015, $1,607.5 million in 2014, and $1,585.1 million in 2013. Of these amounts, sales by operations in the United States to customers in other countries were $1,215.8 million in 2015, $1,201.8 million in 2014, and $1,175.1 million in 2013.

(In millions)	2015	2014	2013
Operating profit (loss):
High Performance Materials & Components	$157.1	$234.8	$159.6
Flat Rolled Products	(241.9)	(47.0)	(147.8)
Total operating profit (loss)	(84.8)	187.8	11.8
LIFO and net realizable value reserves (See Note 4)	0.1	0.3	45.9
Corporate expenses	(44.7)	(49.6)	(48.9)
Closed company and other expenses	(22.1)	(28.3)	(30.9)
Impairment of goodwill (See Note 6)	(126.6)	—	—
Restructuring and other charges	(89.7)	—	(67.5)
Interest expense, net	(110.2)	(108.7)	(65.2)
Income (loss) before income taxes	$(478.0)	$1.5	$(154.8)
Closed company and other expenses, which were $22.1 million in 2015, $28.3 million in 2014 and $30.9 million in 2013, includes charges incurred in connection with closed operations, pre-tax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense. Other items are primarily presented in selling and administrative expenses in the consolidated statements of operations. In 2015, these other items included $4.5 million for closed company environmental costs, $2.3 million for retirement benefit expense and $15.3 million for other expenses including legal matters and real estate costs at closed companies. In 2014, the Company recorded $28.3 million in other charges primarily related to closed companies, including $8.0 million for environmental costs, $7.1 million for retirement benefit expense, $3.8 million for closed company insurance obligations and $9.4 million for other expenses including legal matters and real estate costs at closed companies. In 2013, the Company recorded $30.9 million in other charges primarily related to closed companies, including $16.7 million for retirement benefit expense, $3.9 million for environmental costs, and $10.3 million for other expenses including real estate costs at closed companies.
Restructuring and other charges include $54.5 million in long-lived asset impairment charges, $25.4 million of inventory valuation charges for non-PQ titanium sponge (see Note 4 for additional information) and charges for severance and facility idling costs. See Note 17 for additional information on restructuring charges.
Certain additional information regarding the Company’s business segments is presented below:

(In millions)	2015	2014	2013
Depreciation and amortization:
High Performance Materials & Components	$131.8	$124.4	$127.4
Flat Rolled Products	55.6	49.3	49.5
Corporate	2.5	2.9	3.7
Total depreciation and amortization	189.9	176.6	180.6
Capital expenditures:
High Performance Materials & Components	75.8	51.9	39.5
Flat Rolled Products	68.0	172.1	568.1
Corporate	0.7	1.7	0.2
Total capital expenditures	144.5	225.7	607.8

Identifiable assets:	2015	2014	2013
High Performance Materials & Components	3,355.5	3,555.8	3,452.2
Flat Rolled Products	2,189.5	2,601.6	2,320.9
Discontinued Operations	0.9	1.8	9.8
Corporate:
Prepaid pension cost	—	—	5.1
Cash and cash equivalents and other	205.8	412.5	1,097.0
Total assets	$5,751.7	$6,571.7	$6,885.0
Geographic information for external sales based on country of destination, and assets, are as follows:

($ in millions)	2015	Percent of total	2014	Percent of total	2013	Percent of total
External sales:
United States	$2,142.6	58%	$2,615.9	62%	$2,458.4	61%
China	246.9	7%	249.6	6%	237.7	6%
Japan	202.3	5%	89.3	2%	124.7	3%
United Kingdom	198.2	5%	228.4	5%	251.5	6%
Germany	193.3	5%	207.7	5%	215.4	5%
Canada	154.5	4%	147.0	3%	141.0	4%
France	153.3	4%	168.1	4%	152.8	4%
Mexico	78.4	2%	76.5	2%	54.9	1%
Italy	65.0	2%	160.7	4%	132.3	3%
Other	285.1	8%	280.2	7%	274.8	7%
Total External Sales	$3,719.6	100%	$4,223.4	100%	$4,043.5	100%

($ in millions)	2015	Percent of total	2014	Percent of total	2013	Percent of total
Total assets:
United States	$5,073.1	88%	$5,868.7	90%	$6,131.9	89%
China	260.0	5%	280.5	4%	258.1	4%
United Kingdom	154.3	3%	196.3	3%	208.0	3%
Luxembourg (a)	124.4	2%	81.8	1%	145.9	2%
Other	139.9	2%	144.4	2%	141.1	2%
Total Assets	$5,751.7	100%	$6,571.7	100%	$6,885.0	100%

(a)	Comprises assets held by the Company’s European Treasury Center operation.
Note 17. Restructuring Charges
2015
For the year ended December 31, 2015, the Company recorded restructuring charges of $64.3 million ($41.6 million after-tax or $0.39 per share) which are presented as restructuring charges in the consolidated statement of operations. These charges were comprised of $54.5 million in long-lived asset impairment charges, $3.5 million in facility idling costs, and $6.3 million in employee severance charges. The long-lived asset impairment charges were based on analysis of the estimated fair values, including asset appraisals using income and market approaches, which represents Level 3 unobservable information in the fair value hierarchy.

•	In December 2015, the Company announced the following rightsizing actions to better align its Flat Rolled Products operations to the challenging market conditions for its commodity products:

•
Idling the standard stainless melt shop and sheet finishing operations at the Midland, PA facility, which was completed in January 2016. A $24.2 million impairment charge was recognized to reduce the carrying value of the Midland facility to estimated fair value.

•
Idling grain-oriented electrical steel (GOES) operations in Western PA, including the Bagdad, PA facility, which is expected to be completed by April 2016. A $30.3 million impairment charge was recognized to reduce the carrying value of GOES operations assets to estimated fair value.

A $3.5 million charge for future idling costs of the Midland and GOES operations was also recognized. The future restart of the Midland and GOES operations, respectively, will depend on future business conditions and the Company’s ability to earn an acceptable return on invested capital on products produced at these operations.

•
As announced in October 2015, in the fourth quarter 2015 the Company implemented a salaried workforce reduction of approximately 100 employees, in response to business conditions, in both the High Performance Materials & Components segment and at ATI’s headquarters. Severance charges of $6.3 million were recorded in the fourth quarter for this action and these cash costs will be paid over a period of up to 12 months.

Reserves for restructuring charges at December 31, 2015 were approximately $8 million for severance and idling costs, which are expected to be paid in 2016.
2013
For the year ended December 31, 2013, the Company recorded restructuring charges in continuing operations of $67.5 million ($41.2 million after-tax or $0.39 per share) which are presented as restructuring charges in the consolidated statement of operations. These charges were comprised of $55.1 million in long-lived asset impairment charges, $4.2 million in facility closure costs and $8.2 million in employee severance and termination benefit charges. The long-lived asset impairment charges were based on analysis of the estimated fair values, which represents Level 3 unobservable information in the fair value hierarchy.

•
In the High Performance Materials & Components segment, the Company permanently closed the previously idled Albany, Oregon standard-grade titanium sponge facility, resulting in a $38.1 million asset impairment charge in 2013. In addition, a charge was recorded for $3.5 million of asset retirement obligations, which were substantially completed in 2014.

•
In the Flat Rolled Products segment, the Company permanently closed the previously idled New Castle, Indiana stainless finishing facility in 2013, and the Wallingford, Connecticut stainless finishing facility in 2014. The closure of New Castle and Wallingford resulted in $6.3 million and $2.7 million, respectively, of asset impairment charges in 2013. Facility closure costs in 2013 included $0.3 million and $0.4 million in asset retirement obligations for New Castle and Wallingford, respectively. Additionally, pension and other postretirement benefit termination charges of $5.0 million, and $1.0 million of employee termination costs were recognized in 2013 for approximately 65 employees affected by the Wallingford facility closure.
In addition to the above facility closures, restructuring costs in 2013 included $8.0 million of other long-lived asset impairment charges in the High Performance Materials & Components segment. Other severance charges in 2013 included $1.1 million in pension benefit termination charges in the High Performance Materials & Components segment, and $1.1 million in severance costs, collectively affecting approximately 75 employees.
Reserves for restructuring charges at December 31, 2013 were approximately $2 million for severance costs, which were paid in 2014.
Note 18. Redeemable Noncontrolling Interest
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
The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value is adjusted through retained earnings. The adjustment to the carrying amount for the years ended December 31, 2015 and 2014 reduced retained earnings by $0.3 million. The Company applied the two-class method of calculating earnings per share, and as such this adjustment to the carrying amount was reflected in earnings per share. The redeemable noncontrolling interest was $12.1 million as of December 31, 2015 and 2014, which was unchanged from the acquisition date value.
In January 2016, the redeemable noncontrolling interest held by one of the parties with a 7.5% stake in ATI Flowform Products was purchased by ATI at the $6.1 million acquisition date carrying value, which results in a 7.5% remaining redeemable noncontrolling interest held in ATI Flowform Products following this transaction.

Note 19. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) from continuing operations per common share:
(In millions, except per share amounts)

For the Years Ended December 31,	2015	2014	2013
Numerator:
Numerator for basic loss from continuing operations per common share -
Loss from continuing operations attributable to ATI	$(377.9)	$(2.0)	$(98.8)
Redeemable noncontrolling interest (Note 18)	(0.3)	(0.3)	—
Effect of dilutive securities:
4.25% Convertible Senior Notes due 2014	—	—	—
Numerator for diluted net loss per common share -
Loss from continuing operations attributable to ATI after assumed conversions	$(378.2)	$(2.3)	$(98.8)
Denominator:
Denominator for basic net loss per common share—weighted average shares	107.3	107.1	106.8
Effect of dilutive securities:
Share-based compensation	—	—	—
4.25% Convertible Senior Notes due 2014	—	—	—
Denominator for diluted net loss per common share—adjusted weighted average shares and assumed conversions	107.3	107.1	106.8
Basic loss from continuing operations attributable to ATI per common share	$(3.53)	$(0.02)	$(0.93)
Diluted loss from continuing operations attributable to ATI per common share	$(3.53)	$(0.02)	$(0.93)
Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes (prior to maturity on June 2, 2014) and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion would have been anti-dilutive. Excluded shares were 0.8 million for 2015, 4.7 million for 2014 and 10.0 million for 2013.
Note 20. Financial Information for Subsidiary and Guarantor Parent
The payment obligations under the $150.0 million 6.95% Debentures due 2025 issued by Allegheny Ludlum, LLC (formerly known as Allegheny Ludlum Corporation) (the “Subsidiary”) are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the “Guarantor Parent”). In accordance with positions established by the U.S. Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to the Subsidiary, the Non-guarantor Subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$0.4	$2.8	$146.6	$—	$149.8
Accounts receivable, net	0.1	100.3	299.9	—	400.3
Intercompany notes receivable	—	—	2,601.5	(2,601.5)	—
Inventories, net	—	239.9	1,031.7	—	1,271.6
Prepaid expenses and other current assets	9.3	3.8	32.8	—	45.9
Total current assets	9.8	346.8	4,112.5	(2,601.5)	1,867.6
Property, plant and equipment, net	2.2	1,559.9	1,366.1	—	2,928.2
Goodwill	—	—	651.4	—	651.4
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investments in subsidiaries	5,742.5	37.7	—	(5,780.2)	—
Other assets	13.4	23.0	268.1	—	304.5
Total assets	$5,767.9	$1,967.4	$6,598.1	$(8,581.7)	$5,751.7
Liabilities and stockholders’ equity:
Accounts payable	$4.8	$171.1	$204.9	$—	$380.8
Accrued liabilities	42.1	74.0	185.7	—	301.8
Intercompany notes payable	1,325.4	1,276.1	—	(2,601.5)	—
Short-term debt and current portion of long-term debt	0.7	0.1	3.1	—	3.9
Total current liabilities	1,373.0	1,521.3	393.7	(2,601.5)	686.5
Long-term debt	1,341.7	149.7	0.4	—	1,491.8
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	280.0	79.2	—	359.2
Pension liabilities	778.0	5.2	50.6	—	833.8
Deferred income taxes	75.6	—	—	—	75.6
Other long-term liabilities	15.2	20.7	72.4	—	108.3
Total liabilities	3,583.5	2,176.9	596.3	(2,801.5)	3,555.2
Redeemable noncontrolling interest	—	—	12.1	—	12.1
Total stockholders’ equity	2,184.4	(209.5)	5,989.7	(5,780.2)	2,184.4
Total liabilities and stockholders’ equity	$5,767.9	$1,967.4	$6,598.1	$(8,581.7)	$5,751.7

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,453.2	$2,266.4	$—	$3,719.6
Cost of sales	27.3	1,643.2	1,988.8	—	3,659.3
Selling and administrative expenses	88.2	29.4	121.2	—	238.8
Impairment of goodwill	—	126.6	—	—	126.6
Restructuring charges	1.6	58.0	4.7	—	64.3
Income (loss) before interest, other income and income taxes	(117.1)	(404.0)	151.7	—	(369.4)
Interest income (expense), net	(117.3)	(50.9)	58.0	—	(110.2)
Other income (expense) including equity in income of unconsolidated subsidiaries	(243.6)	1.1	0.8	243.3	1.6
Income (loss) from continuing operations before income taxes	(478.0)	(453.8)	210.5	243.3	(478.0)
Income tax provision (benefit)	(112.1)	(165.7)	51.6	114.1	(112.1)
Income (loss) from continuing operations	(365.9)	(288.1)	158.9	129.2	(365.9)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(365.9)	(288.1)	158.9	129.2	(365.9)
Less: Net income attributable to noncontrolling interest	—	—	12.0	—	12.0
Net income (loss) attributable to ATI	$(365.9)	$(288.1)	$146.9	$129.2	$(377.9)
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income
For the year ended December 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(365.9)	$(288.1)	$158.9	$129.2	$(365.9)
Other comprehensive income (loss)
Currency translation adjustment arising during the period	(37.0)	—	(37.0)	37.0	(37.0)
Net derivative loss on hedge transactions	(32.0)	—	—	—	(32.0)
Pension and postretirement benefits	(19.7)	29.8	3.1	(32.9)	(19.7)
Other comprehensive income (loss), net of tax	(88.7)	29.8	(33.9)	4.1	(88.7)
Comprehensive income (loss)	(454.6)	(258.3)	125.0	133.3	(454.6)
Less: Comprehensive income attributable to noncontrolling interest	—	—	6.4	—	6.4
Comprehensive income (loss) attributable to ATI	$(454.6)	$(258.3)	$118.6	$133.3	$(461.0)

Condensed Statements of Cash Flows
For the year ended December 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(70.0)	$(134.8)	$360.2	$(24.0)	$131.4
Investing Activities:
Purchases of property, plant and equipment	(0.6)	(66.9)	(77.0)	—	(144.5)
Net receipts (payments) on intercompany activity	—	—	(327.9)	327.9	—
Purchases of businesses, net of cash acquired	—	—	(0.5)	—	(0.5)
Asset disposals and other	—	0.2	(0.3)	—	(0.1)
Cash flows provided by (used in) investing activities	(0.6)	(66.7)	(405.7)	327.9	(145.1)
Financing Activities:
Payments on long-term debt and capital leases	(0.6)	(0.1)	(22.9)	—	(23.6)
Net receipts (payments) on intercompany activity	137.3	190.6	—	(327.9)	—
Dividends paid to stockholders	(66.5)	—	(24.0)	24.0	(66.5)
Dividends paid to noncontrolling interests	—	—	(16.0)	—	(16.0)
Other	(1.4)	—	1.5	—	0.1
Cash flows provided by (used in) financing activities	68.8	190.5	(61.4)	(303.9)	(106.0)
Decrease in cash and cash equivalents	$(1.8)	$(11.0)	$(106.9)	$—	$(119.7)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.2	$13.8	$253.5	$—	$269.5
Accounts receivable, net	0.1	209.1	394.4	—	603.6
Intercompany notes receivable	—	—	2,390.8	(2,390.8)	—
Inventories, net	—	387.7	1,085.1	—	1,472.8
Prepaid expenses and other current assets	63.7	13.2	59.3	—	136.2
Total current assets	66.0	623.8	4,183.1	(2,390.8)	2,482.1
Property, plant and equipment, net	2.2	1,545.1	1,414.5	—	2,961.8
Goodwill	—	126.6	653.8	—	780.4
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investments in subsidiaries	6,149.4	37.7	—	(6,187.1)	—
Other assets	13.3	27.5	306.6	—	347.4
Total assets	$6,230.9	$2,360.7	$6,758.0	$(8,777.9)	$6,571.7
Liabilities and stockholders’ equity:
Accounts payable	$4.5	$302.0	$250.2	$—	$556.7
Accrued liabilities	47.5	72.0	203.7	—	323.2
Intercompany notes payable	1,232.6	1,158.2	—	(2,390.8)	—
Short-term debt and current portion of long-term debt	0.5	0.1	17.2	—	17.8
Total current liabilities	1,285.1	1,532.3	471.1	(2,390.8)	897.7
Long-term debt	1,340.2	149.8	8.2	—	1,498.2
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	153.0	262.8	—	415.8
Pension liabilities	675.5	6.0	57.8	—	739.3
Deferred income taxes	143.1	—	—	—	143.1
Other long-term liabilities	77.7	22.5	56.0	—	156.2
Total liabilities	3,521.6	2,063.6	855.9	(2,590.8)	3,850.3
Redeemable noncontrolling interest	—	—	12.1	—	12.1
Total stockholders’ equity	2,709.3	297.1	5,890.0	(6,187.1)	2,709.3
Total liabilities and stockholders’ equity	$6,230.9	$2,360.7	$6,758.0	$(8,777.9)	$6,571.7

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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income
For the year ended December 31, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$9.6	$(55.3)	$228.9	$(173.6)	$9.6
Other comprehensive income (loss)
Currency translation adjustment arising during the period	(33.6)	—	(33.6)	33.6	(33.6)
Net derivative gain on hedge transactions	25.9	—	—	—	25.9
Pension and postretirement benefits	(212.6)	1.8	(28.4)	26.6	(212.6)
Other comprehensive income (loss), net of tax	(220.3)	1.8	(62.0)	60.2	(220.3)
Comprehensive income (loss)	(210.7)	(53.5)	166.9	(113.4)	(210.7)
Less: Comprehensive income attributable to noncontrolling interest	—	—	10.1	—	10.1
Comprehensive income (loss) attributable to ATI	$(210.7)	$(53.5)	$156.8	$(113.4)	$(220.8)

Condensed Statements of Cash Flows
For the year ended December 31, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(66.9)	$(313.8)	$436.6	$—	$55.9
Investing Activities:
Purchases of property, plant and equipment	(0.1)	(170.8)	(54.8)	—	(225.7)
Net receipts (payments) on intercompany activity	—	—	(1,027.7)	1,027.7	—
Purchases of businesses, net of cash acquired	—	—	(92.9)	—	(92.9)
Asset disposals and other	—	1.7	0.7	—	2.4
Cash flows provided by (used in) investing activities	(0.1)	(169.1)	(1,174.7)	1,027.7	(316.2)
Financing Activities:
Payments on long-term debt and capital leases	(397.9)	(0.1)	(16.9)	—	(414.9)
Net receipts (payments) on intercompany acivity	544.4	483.3	—	(1,027.7)	—
Dividends paid to stockholders	(77.1)	—	—	—	(77.1)
Other	(3.8)	—	(1.2)	—	(5.0)
Cash flows provided by (used in) financing activities	65.6	483.2	(18.1)	(1,027.7)	(497.0)
Increase (decrease) in cash and cash equivalents	$(1.4)	$0.3	$(756.2)	$—	$(757.3)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,769.4	$2,274.1	$—	$4,043.5
Cost of sales	75.2	1,748.8	1,966.9	—	3,790.9
Selling and administrative expenses	124.3	34.9	117.2	—	276.4
Restructuring charges	1.1	15.7	50.7	—	67.5
Income (loss) before interest, other income and income taxes	(200.6)	(30.0)	139.3	—	(91.3)
Interest income (expense), net	(63.4)	(37.2)	35.4	—	(65.2)
Other income (expense) including equity in income of unconsolidated subsidiaries	109.2	0.9	0.8	(109.2)	1.7
Income (loss) from continuing operations, before income taxes	(154.8)	(66.3)	175.5	(109.2)	(154.8)
Income tax provision (benefit)	(63.6)	(20.0)	40.4	(20.4)	(63.6)
Income (loss) from continuing operations	(91.2)	(46.3)	135.1	(88.8)	(91.2)
Income (loss) from discontinued operations, net of tax	252.8	—	252.8	(252.8)	252.8
Net income (loss)	161.6	(46.3)	387.9	(341.6)	161.6
Less: Net income attributable to noncontrolling interest	—	—	7.6	—	7.6
Net income (loss) attributable to ATI	$161.6	$(46.3)	$380.3	$(341.6)	$154.0

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
Note 21. Commitments and Contingencies
Rental expense from continuing operations under operating leases was $23.1 million in 2015, $22.4 million in 2014, and $20.5 million in 2013. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2015, were as follows: $19.7 million in 2016, $12.8 million in 2017, $11.0 million in 2018, $9.2 million in 2019, $8.5 million in 2020 and $21.9 million thereafter. Commitments for expenditures on property, plant and equipment at December 31, 2015 were approximately $92.3 million.
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
At December 31, 2015, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $4 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that the costs for active matters may exceed the Company’s recorded reserves by as much as $16 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
On February 11, 2016, the National Labor Relations Board (NLRB) served a complaint on ATI that alleges that the Company violated the National Labor Relations Act in connection with its collective bargaining negotiations with the USW and by locking out its USW-represented employees effective August 15, 2015. On February 22, 2016, the Company and the USW bargaining committee reached a tentative agreement, which would end the lockout and which provides for withdrawal of the complaint by the NLRB. The contract is subject to ratification by USW members.

Note 22. Selected Quarterly Financial Data
(Unaudited)

	Quarter Ended
(In millions, except share and per share amounts)	March 31	June 30	September 30	December 31
2015 -
Sales	$1,125.5	$1,022.5	$832.7	$738.9
Gross Profit (Loss)	109.5	77.0	(28.7)	(97.5)
Income (loss) from continuing operations attributable to ATI	10.0	(16.4)	(144.6)	(226.9)
Net income (loss)	12.6	(13.9)	(141.3)	(223.3)
Net income (loss) attributable to ATI	10.0	(16.4)	(144.6)	(226.9)
Basic income (loss) from continuing operations attributable to ATI per common share	$0.09	$(0.15)	$(1.35)	$(2.12)
Basic income (loss) attributable to ATI per common share	$0.09	$(0.15)	$(1.35)	$(2.12)
Diluted income (loss) from continuing operations attributable to ATI per common share	$0.09	$(0.15)	$(1.35)	$(2.12)
Diluted income (loss) attributable to ATI per common share	$0.09	$(0.15)	$(1.35)	$(2.12)
Average shares outstanding	108,854,720	109,190,876	109,204,307	109,171,124
2014 -
Sales	$987.3	$1,119.0	$1,069.6	$1,047.5
Gross Profit	70.2	89.5	97.0	121.9
Income (loss) from continuing operations attributable to ATI	(18.1)	(3.8)	—	19.9
Net income (loss)	(17.9)	(0.7)	2.9	25.3
Net income (loss) attributable to ATI	(20.0)	(4.0)	(0.7)	22.1
Basic income (loss) from continuing operations attributable to ATI per common share	$(0.17)	$(0.03)	$—	$0.18
Basic income (loss) attributable to ATI per common share	$(0.19)	$(0.03)	$(0.01)	$0.20
Diluted income (loss) from continuing operations attributable to ATI per common share	$(0.17)	$(0.03)	$—	$0.18
Diluted income (loss) attributable to ATI per common share	$(0.19)	$(0.03)	$(0.01)	$0.20
Average shares outstanding	108,173,581	108,628,024	108,712,682	108,704,983
Third quarter 2015 results include a $76.0 million pre-tax ($49.5 million, net of tax) non-cash charge for net realizable value (NRV) inventory reserves, which are required to offset ATI’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. Third quarter 2015 results also include a $63.9 million tax valuation allowance on a portion of ATI’s deferred tax assets as a result of a three year cumulative loss from U.S. operations.
Fourth quarter 2015 results include non-cash charges for goodwill and asset impairments, restructuring, inventory and other items. These charges were comprised of a $126.6 million pre-tax ($79.2 million, net of tax) non-cash goodwill impairment charge in the Flat Rolled Products segment, $54.5 million pre-tax ($34.1 million, net of tax) in non-cash long-lived asset impairment charges, $3.5 million pre-tax ($2.2 million, net of tax) in facility idling costs, $25.4 million pre-tax ($15.9 million, net of tax) in a non-cash charge to revalue inventory, $51.2 million pre-tax ($32.0 million, net of tax) in NRV inventory reserve charges and $6.3 million pre-tax ($3.9 million, net of tax) in employee severance and termination benefit charges arising from a reduction in force among salaried employees within the High Performance Materials & Components segment and the ATI Corporate office.
Fourth quarter 2014 results from continuing operations include postretirement benefit curtailment and settlement gains of $25.5 million pre-tax ($18.4 million, net of tax).
All net of tax amounts presented above use the effective tax rate for the applicable quarterly period which differs from the effective tax rate for the full year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015, and they concluded that these controls and procedures are effective.
Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2015 the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Allegheny Technologies Incorporated and Subsidiaries

We have audited Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Allegheny Technologies Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Allegheny Technologies Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2015 of Allegheny Technologies Incorporated and Subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 26, 2016
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
In addition to the information set forth under the caption “Executive Management, Including Executive Officers under the Federal Securities Laws” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Item 1-Election of Directors” in the Allegheny Technologies Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance-Board Information- Board Committees” in the 2016 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Stock Ownership Information- Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption “Executive Management, Including Executive Officers under the Federal Securities Laws.”
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
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Our Corporate Governance- Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2016 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2015 was as follows:

	(a)
(In thousands, except per share amounts)	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3) (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders	2,055	$72.46	3,425
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	2,055	$72.46	3,425

(1)
Includes stock options previously granted under the Allegheny Technologies Incorporated 2007 Incentive Plan (the “2007 Incentive Plan”) and other stock-settled equity awards granted under the 2007 Incentive Plan. Amounts reflected for such performance-based awards represent the maximum number of shares to be awarded at the conclusion of the applicable performance cycle.

(2)	Represents the weighted-average exercise price of the outstanding stock options only; the other outstanding stock-settled awards are not included in this calculation.

(3)
Represents shares available for issuance under the 2015 Incentive Plan (which provides for the issuance of stock options, stock appreciation rights, restricted shares, performance and other stock-based awards). See Note 14. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Related Party Transactions” and “Our Corporate Governance- Board Information- Board Composition and Independence” as set forth in the 2016 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Item 4- Ratification of Selection of Independent Auditors” as set forth in the 2016 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2015, 2014, and 2013
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014, and 2013
Statements of Changes in Consolidated Equity — Years Ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
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

4.10	Form of 5.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).
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

Exhibit No.	Description
10.9
Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated, effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 dated May 7, 2010 (File No 333-166628)).*

10.10
Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.11
Form of Performance/Restricted Stock Agreement dated February 22, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10- for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.12
Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.13
Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.14
Amendment No. 1 to the Allegheny Technologies Incorporated 2007 Incentive Plan, as Amended and Restated, effective May 11, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated May 17, 2012 (File No. 333-181491)).*

10.15
Form of Performance/Restricted Stock Agreement dated February 28, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.16
Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.17
Form of Key Executive Performance Plan Agreement dated February 28, 2013, including Key Executive Performance Plan as amended February 28, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.18
Amended and Restated Change in Control Severance Agreement between the Company and Richard J. Harshman, dated August 2, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12001)).*

10.19
Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12001)).*

10.20	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*
10.21
Form of 2014 Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.22
Form of 2014 Total Shareholder Return Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.23
Form of 2014 Long Term Shareholder Value Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.24
Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.25
Consulting Agreement between Allegheny Technologies Incorporated and Terry L. Dunlap, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-12001)).*

10.26
Form of Long Term Shareholder Value Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.27
Form of Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.28	Form of Total Shareholder Return Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*
10.29
Allegheny Technologies Incorporated Defined Contribution Restoration Plan, as amended and restated as of January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.30	Allegheny Technologies Incorporated 2015 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 20, 2015 (File No 1-12001)).

Exhibit No.	Description
10.31
Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 1, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.32
Revolving Credit and Security Agreement, dated as of September 15, 2015, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Lender and Agent, and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2015 (File No. 1-12001)).

10.33	Consulting Agreement between Allegheny Technologies Incorporated and Hunter R. Dalton, effective April 1, 2016 (filed herewith).*
12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

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

ALLEGHENY TECHNOLOGIES INCORPORATED

Date:	February 26, 2016	By	/s/ Richard J. Harshman
Richard J. Harshman
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 26th day of February, 2016.

/s/ Richard J. Harshman	/s/ Patrick J. DeCourcy
Richard J. Harshman Chairman, President and Chief Executive Officer and Director	Patrick J. DeCourcy Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Karl D. Schwartz
Karl D. Schwartz Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

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

4.10	Form of 5.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).
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

Exhibit No.	Description
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

10.9
Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated, effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 dated May 7, 2010 (File No 333-166628)).*

10.10
Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.11
Form of Performance/Restricted Stock Agreement dated February 22, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10- for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.12
Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.13
Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.14
Amendment No. 1 to the Allegheny Technologies Incorporated 2007 Incentive Plan, as Amended and Restated, effective May 11, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated May 17, 2012 (File No. 333-181491)).*

10.15
Form of Performance/Restricted Stock Agreement dated February 28, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.16
Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.17
Form of Key Executive Performance Plan Agreement dated February 28, 2013, including Key Executive Performance Plan as amended February 28, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.18
Amended and Restated Change in Control Severance Agreement between the Company and Richard J. Harshman, dated August 2, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12001)).*

10.19
Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12001)).*

10.20	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*
10.21
Form of 2014 Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.22
Form of 2014 Total Shareholder Return Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.23
Form of 2014 Long Term Shareholder Value Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.24
Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.25
Consulting Agreement between Allegheny Technologies Incorporated and Terry L. Dunlap, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-12001)).*

10.26
Form of Long Term Shareholder Value Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

Exhibit No.	Description
10.27
Form of Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.28	Form of Total Shareholder Return Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*
10.29
Allegheny Technologies Incorporated Defined Contribution Restoration Plan, as amended and restated as of January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.30	Allegheny Technologies Incorporated 2015 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 20, 2015 (File No 1-12001)).
10.31
Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 1, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.32
Revolving Credit and Security Agreement, dated as of September 15, 2015, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Lender and Agent, and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2015 (File No. 1-12001)).

10.33	Consulting Agreement between Allegheny Technologies Incorporated and Hunter R. Dalton, effective April 1, 2016 (filed herewith).*
12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.