Form 10-Q
period 2016-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2016-05-06
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 22, 2016, the registrant had outstanding 108,916,747 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$156.9	$149.8
Accounts receivable, net	442.4	400.3
Inventories, net	1,166.3	1,271.6
Prepaid expenses and other current assets	35.1	45.9
Total Current Assets	1,800.7	1,867.6
Property, plant and equipment, net	2,962.1	2,928.2
Goodwill	648.6	651.4
Other assets	307.7	304.5
Total Assets	$5,719.1	$5,751.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$340.4	$380.8
Accrued liabilities	291.3	292.0
Pension liabilities	40.5	9.8
Short term debt and current portion of long-term debt	156.5	3.9
Total Current Liabilities	828.7	686.5
Long-term debt	1,492.7	1,491.8
Accrued postretirement benefits	328.3	359.2
Pension liabilities	799.0	833.8
Deferred income taxes	59.1	75.6
Other long-term liabilities	106.8	108.3
Total Liabilities	3,614.6	3,555.2
Redeemable noncontrolling interest	6.1	12.1
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at March 31, 2016 and December 31, 2015; outstanding- 108,916,743 shares at March 31, 2016 and 109,174,882 shares at December 31, 2015	11.0	11.0
Additional paid-in capital	1,171.9	1,161.7
Retained earnings	1,835.9	1,945.9
Treasury stock: 778,428 shares at March 31, 2016 and 520,289 shares at December 31, 2015	(28.7)	(21.3)
Accumulated other comprehensive loss, net of tax	(994.9)	(1,014.5)
Total ATI stockholders’ equity	1,995.2	2,082.8
Noncontrolling interests	103.2	101.6
Total Equity	2,098.4	2,184.4
Total Liabilities and Equity	$5,719.1	$5,751.7

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2016	2015
Sales	$757.5	$1,125.5

Cost of sales	790.7	1,016.0
Gross profit (loss)	(33.2)	109.5
Selling and administrative expenses	62.6	63.1
Restructuring charges	9.0	—
Operating income (loss)	(104.8)	46.4
Interest expense, net	(28.3)	(26.7)
Other income, net	0.8	0.9
Income (loss) before income taxes	(132.3)	20.6
Income tax provision (benefit)	(34.2)	8.0
Net income (loss)	(98.1)	12.6
Less: Net income attributable to noncontrolling interests	3.1	2.6
Net income (loss) attributable to ATI	$(101.2)	$10.0

Basic net income (loss) attributable to ATI per common share	$(0.94)	$0.09

Diluted net income (loss) attributable to ATI per common share	$(0.94)	$0.09

Dividends declared per common share	$0.08	$0.18
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net income (loss)	$(98.1)	$12.6
Currency translation adjustment
Unrealized net change arising during the period	(5.4)	(21.8)
Derivatives
Net derivatives gain (loss) on hedge transactions	(9.2)	18.5
Reclassification to net income (loss) of net realized loss (gain)	5.0	(2.7)
Income taxes on derivative transactions	(1.6)	6.1
Total	(2.6)	9.7
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	18.7	18.7
Net gain arising during the period	22.5	—
Prior service cost
Amortization to net income (loss) of net prior service cost	0.9	1.5
Income taxes on postretirement benefit plans	16.0	7.7
Total	26.1	12.5
Other comprehensive income, net of tax	18.1	0.4
Comprehensive income (loss)	(80.0)	13.0
Less: Comprehensive income attributable to noncontrolling interests	1.6	2.4
Comprehensive income (loss) attributable to ATI	$(81.6)	$10.6
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2016	2015
Operating Activities:
Net income (loss)	$(98.1)	$12.6
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44.1	45.6
Deferred taxes	(38.7)	5.0
Changes in operating assets and liabilities:
Inventories	105.3	0.3
Accounts receivable	(42.2)	(87.3)
Accounts payable	(43.2)	2.7
Retirement benefits	7.4	2.5
Accrued income taxes	4.3	60.6
Accrued liabilities and other	(0.4)	(30.0)
Cash provided by (used in) operating activities	(61.5)	12.0
Investing Activities:
Purchases of property, plant and equipment	(69.5)	(22.6)
Asset disposals and other	0.8	0.1
Cash used in investing activities	(68.7)	(22.5)
Financing Activities:
Payments on long-term debt and capital leases	(0.2)	(0.3)
Net borrowings under credit facilities	152.2	—
Dividends paid to stockholders	(8.6)	(19.3)
Acquisition of noncontrolling interests	(6.1)	—
Shares repurchased for income tax withholding on share-based compensation	—	(1.4)
Cash provided by (used in) financing activities	137.3	(21.0)
Increase (decrease) in cash and cash equivalents	7.1	(31.5)
Cash and cash equivalents at beginning of period	149.8	269.5
Cash and cash equivalents at end of period	$156.9	$238.0
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2014	$11.0	$1,164.2	$2,398.9	$(44.3)	$(931.4)	$110.9	$2,709.3
Net income	—	—	10.0	—	—	2.6	12.6
Other comprehensive income (loss)	—	—	—	—	0.6	(0.2)	0.4
Cash dividends on common stock ($0.18 per share)	—	—	(19.3)	—	—	—	(19.3)
Redeemable noncontrolling interest	—	—	(0.1)	—	—	0.1	—
Employee stock plans	—	(10.0)	(7.1)	22.1	—	—	5.0
Balance, March 31, 2015	$11.0	$1,154.2	$2,382.4	$(22.2)	$(930.8)	$113.4	$2,708.0
Balance, December 31, 2015	$11.0	$1,161.7	$1,945.9	$(21.3)	$(1,014.5)	$101.6	$2,184.4
Net income (loss)	—	—	(101.2)	—	—	3.1	(98.1)
Other comprehensive income (loss)	—	—	—	—	19.6	(1.5)	18.1
Cash dividends on common stock ($0.08 per share)	—	—	(8.6)	—	—	—	(8.6)
Employee stock plans	—	10.2	(0.2)	(7.4)	—	—	2.6
Balance, March 31, 2016	$11.0	$1,171.9	$1,835.9	$(28.7)	$(994.9)	$103.2	$2,098.4
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified in order to conform with the fiscal year 2016 presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2015 financial information has been derived from the Company’s audited consolidated financial statements.
Pending Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance to simplify employee share-based payment accounting. The areas for simplification in this guidance involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance is effective for the Company’s 2017 fiscal year with early adoption permitted. The Company is currently evaluating the possible impact of this new guidance, but does not anticipate that it will have a material impact on its consolidated financial statements.

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

Note 2. Inventories
Inventories at March 31, 2016 and December 31, 2015 were as follows (in millions):

	March 31, 2016	December 31, 2015
Raw materials and supplies	$207.5	$216.0
Work-in-process	910.5	990.3
Finished goods	164.7	184.1
Total inventories at current cost	1,282.7	1,390.4
Adjustment from current cost to LIFO cost basis	136.1	136.4
Inventory valuation reserves	(206.4)	(206.3)
Progress payments	(46.1)	(48.9)
Total inventories, net	$1,166.3	$1,271.6
Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, a net realizable value (NRV) inventory reserve is required. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2016	2015
LIFO charge	$(0.3)	$(0.5)
NRV benefit	0.3	0.5
Net cost of sales impact	$—	$—
The first three months of 2016 and 2015 results included $10.0 million and $5.3 million, respectively, in inventory valuation charges related to the market-based valuation of titanium products.
Note 3. Property, Plant and Equipment
Property, plant and equipment at March 31, 2016 and December 31, 2015 was as follows (in millions):

	March 31, 2016	December 31, 2015
Land	$30.9	$31.0
Buildings	1,061.6	1,048.2
Equipment and leasehold improvements	3,906.3	3,858.1
	4,998.8	4,937.3
Accumulated depreciation and amortization	(2,036.7)	(2,009.1)
Total property, plant and equipment, net	$2,962.1	$2,928.2
The construction in progress portion of property, plant and equipment at March 31, 2016 was $140.5 million. Capital expenditures on the consolidated statement of cash flows for the three months ended March 31, 2016 exclude $35.3 million of completion payments on the Company’s Hot-Rolling and Processing Facility that were included in property, plant and equipment and accrued at March 31, 2016.

Note 4. Debt
Debt at March 31, 2016 and December 31, 2015 was as follows (in millions):

	March 31, 2016	December 31, 2015
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
U.S. revolving credit facility	150.0	—
Foreign credit facilities	3.7	1.4
Industrial revenue bonds, due through 2020, and other	4.6	3.8
Debt issuance costs	(9.1)	(9.5)
Total short-term and long-term debt	1,649.2	1,495.7
Short-term debt and current portion of long-term debt	156.5	3.9
Total long-term debt	$1,492.7	$1,491.8

(a)	Bearing interest at 7.875% effective February 15, 2016.
The stated interest rate payable on the Senior Notes due 2023 (2023 Notes) is subject to adjustment in the event of changes in the credit ratings on the 2023 Notes by either Moody’s or Standard & Poor’s (S&P). During the first quarter of 2016, S&P downgraded the Company’s credit rating one notch to B+ from BB-. This downgrade resulted in an increase of the interest rate on the 2023 Notes from 7.625% as of December 31, 2015 to 7.875% effective with the interest period beginning February 15, 2016 and represents an additional $1.3 million of interest expense measured on an annual basis. Any further credit rating downgrades will not affect the interest rate of the 2023 Notes.
The Company has a $400 million Asset Based Lending (ABL) Revolving Credit Facility, which includes a letter of credit sub-facility of up to $200 million. The ABL facility matures in September 2020 and is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred or if the undrawn availability under the ABL facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount or (ii) $40 million. The Company does not meet this required fixed charge coverage ratio at March 31, 2016. As a result, the Company is not able to access this remaining 10% or $40 million of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019, and that such liquidity is available until the notes are paid in full or refinanced. There were $150 million of outstanding borrowings under the ABL facility as of March 31, 2016 and $9.8 million was utilized to support the issuance of letters of credit. Average borrowings under the ABL Facility for the first three months of 2016 were $188 million, bearing an average annual interest rate of 1.685%.
The Company has an additional separate credit facility for the issuance of letters of credit. As of March 31, 2016, $32 million in letters of credit were outstanding under this facility.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2016, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 30 million pounds of nickel with hedge dates through 2020. The aggregate notional amount hedged is approximately 32% of a single year’s estimated nickel raw material purchase requirements.
At March 31, 2016, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. In the first quarter of 2016, due to changes in expected operating levels within Flat Rolled Products segment operations, the Company concluded that a portion of these natural gas cash flow hedges for the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized a $1.1 million pre-tax loss for the ineffective portion of these 2017 cash flow hedges along with a market value adjustment to the previously-determined ineffective 2016 natural gas hedges, which is reported in selling and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2016. Approximately 75% of the Company’s annual forecasted domestic requirements for natural gas for 2017 and approximately 20% for 2018 are hedged.
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
In 2015, the Company net settled substantially all of its foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of March 31, 2016, the Company held 115.2 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. The Company recorded a $5.6 million charge and a $5.5 million benefit in costs of sales on the consolidated statement of operations in the three months ended March 31, 2016 and 2015, respectively, for maturities and mark-to-market changes on these fair value hedges.
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

(In millions) Asset derivatives	Balance sheet location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1.6
Foreign exchange contracts	Other assets	0.3	0.4
Nickel and other raw material contracts	Other assets	0.2	—
Total derivatives designated as hedging instruments		0.5	2.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.4
Total derivatives not designated as hedging instruments		—	0.4
Total asset derivatives		$0.5	$2.4
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$18.1	$17.3
Nickel and other raw material contracts	Accrued liabilities	21.3	22.2
Foreign exchange contracts	Accrued liabilities	2.9	0.1
Natural gas contracts	Other long-term liabilities	4.7	8.5
Nickel and other raw material contracts	Other long-term liabilities	23.3	23.0
Foreign exchange contracts	Other long-term liabilities	1.6	0.1
Total derivatives designated as hedging instruments		71.9	71.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	0.8	0.1
Total derivatives not designated as hedging instruments		0.8	0.1
Total liability derivatives		$72.7	$71.3
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
Assuming market prices remain constant with those at March 31, 2016, a loss of $26.3 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2016 and 2015 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Hedging Relationships	2016	2015	2016	2015	2016	2015
Nickel and other raw material contracts	$(3.4)	$(9.6)	$(3.9)	$(2.2)	$—	$—
Natural gas contracts	(2.0)	(6.0)	(3.2)	(2.4)	(0.7)	—
Electricity contracts	—	—	—	(0.1)	—	—
Foreign exchange contracts	(0.3)	27.0	4.7	6.4	—	—
Total	$(5.7)	$11.4	$(2.4)	$1.7	$(0.7)	$—

(a)
The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales in the same period or periods in which the hedged item affects earnings.

(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amounts excluded from effectiveness testing are presented in selling and administrative expenses.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
The Company has 20 million euro notional value outstanding as of March 31, 2016 of foreign currency forward contracts not designated as hedges, with maturity dates into the third quarter of 2016. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Three months ended March 31,
as Hedging Instruments	2016	2015
Foreign exchange contracts	$(0.6)	$3.5
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.
Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2016 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$156.9	$156.9	$156.9	$—
Derivative financial instruments:
Assets	0.5	0.5	—	0.5
Liabilities	72.7	72.7	—	72.7
Debt (a)	1,649.2	1,450.4	1,292.1	158.3

The estimated fair value of financial instruments at December 31, 2015 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$149.8	$149.8	$149.8	$—
Derivative financial instruments:
Assets	2.4	2.4	—	2.4
Liabilities	71.3	71.3	—	71.3
Debt (a)	1,495.7	969.7	964.5	5.2

(a)
The total carrying amount for debt excludes debt issuance costs related to the recognized debt liability which is presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. No transfers between levels were reported in 2016 or 2015.

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

For the three month periods ended March 31, 2016 and 2015, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Service cost - benefits earned during the year	$5.2	$5.7	$0.6	$0.7
Interest cost on benefits earned in prior years	31.4	30.3	4.1	4.5
Expected return on plan assets	(37.2)	(42.1)	—	—
Amortization of prior service cost	0.3	0.3	0.6	1.2
Amortization of net actuarial loss	16.3	15.1	2.4	3.6
Total retirement benefit expense	$16.0	$9.3	$7.7	$10.0
On March 4, 2016, the Company announced that it had reached a four-year labor agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) covering USW-represented employees of its ATI Flat Rolled Products business unit and at two locations in the High Performance Materials & Components business segment. The new labor agreement included changes to several retirement benefit programs, including a freeze to new entrants to ATI’s defined benefit pension plan, the elimination of defined benefit retiree healthcare for new employees, and changes in the levels of profit-based contributions for retiree medical benefits. The Company remeasured its other postretirement benefit obligation as of the March 1, 2016 contract effective date using a 4.05% discount rate, compared to a 4.50% discount rate as of December 31, 2015. Based on the remeasurement, other postretirement benefit liabilities decreased $22.5 million, and other postretirement benefit expense will decrease by $7.5 million in the March through December 2016 period.
Based on updated actuarial estimates in the first quarter of 2016, minimum funding requirements for ATI’s defined benefit pension plan through March 2017 are currently projected to be $31 million and have therefore been reclassified as a current liability on the March 31, 2016 consolidated balance sheet.
Note 8. Income Taxes
First quarter 2016 results included a benefit for income taxes of $34.2 million, or 25.9% of the loss before income taxes, compared to a provision for income taxes of $8.0 million, or 38.8% of income before income taxes, for the comparable 2015 period. The decrease in the tax rate for 2016 was primarily the result of the Company’s inability to record a tax benefit on certain state tax attributes. Income taxes in the first quarter of 2016 included discrete tax benefits of $0.8 million and income taxes in the first quarter of 2015 included discrete tax expense of $0.2 million.

Note 9. Business Segments
The Company operates in two business segments: High Performance Materials & Components and Flat Rolled Products. The measure of segment operating profit, which is used to analyze the performance and results of the business segments, excludes all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, corporate expenses, net interest expense, closed company expenses and restructuring costs, if any. Management believes segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended March 31,
	2016	2015
Total sales:
High Performance Materials & Components	$507.9	$564.9
Flat Rolled Products	281.2	604.7
	789.1	1,169.6
Intersegment sales:
High Performance Materials & Components	14.9	22.1
Flat Rolled Products	16.7	22.0
	31.6	44.1
Sales to external customers:
High Performance Materials & Components	493.0	542.8
Flat Rolled Products	264.5	582.7
	$757.5	$1,125.5
Operating profit (loss):
High Performance Materials & Components	$29.1	$72.9
Flat Rolled Products	(109.6)	(6.8)
Total operating profit (loss)	(80.5)	66.1
LIFO and net realizable value reserves	—	—
Corporate expenses	(11.0)	(12.8)
Closed company and other expenses	(3.5)	(6.0)
Restructuring charges	(9.0)	—
Interest expense, net	(28.3)	(26.7)
Income (loss) before income taxes	$(132.3)	$20.6

First quarter 2016 results include a $9.0 million restructuring charge for severance obligations in the Flat Rolled Products (FRP) operations, with the reduction of approximately one third of FRP’s salaried workforce through the elimination of over 250 positions, which will be completed by the end of the second quarter of 2016. The severance charge was excluded from FRP segment operating results. Reserves for restructuring charges at March 31, 2016 were approximately $14 million, consisting of severance charges and idling costs incurred in both 2015 and 2016, the majority of which are expected to be paid in 2016.
Note 10. Redeemable Noncontrolling Interest
In January 2016, the redeemable noncontrolling interest held by one of the parties with a 7.5% stake in ATI Flowform Products was purchased by ATI at the $6.1 million acquisition date carrying value, which results in a 7.5% remaining redeemable noncontrolling interest held in ATI Flowform Products as of March 31, 2016.
The holder of the remaining 7.5% noncontrolling interest in ATI Flowform Products has a put option to require the Company to purchase their equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The put option is fully exercisable beginning in the second quarter of 2017, and is also exercisable under certain other circumstances. The put option cannot be separated from the noncontrolling interest, and the combination of a noncontrolling interest and the redemption feature requires classification as redeemable noncontrolling interest in the consolidated balance sheet, separate from Stockholders’ Equity.

The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value is adjusted through retained earnings.
Note 11. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three months ended
(In millions, except per share amounts)	March 31,
	2016	2015
Numerator for basic income (loss) per common share –
Income (loss) attributable to ATI	$(101.2)	$10.0
Redeemable noncontrolling interest (Note 10)	—	(0.1)
Numerator for diluted income (loss) per common share –
Income (loss) available to ATI after assumed conversions	$(101.2)	$9.9
Denominator for basic net income (loss) per common share – weighted average shares	107.3	107.2
Effect of dilutive securities:
Share-based compensation	—	0.8
Denominator for diluted net income (loss) per common share – adjusted weighted average shares assuming conversions	107.3	108.0
Basic income (loss) attributable to ATI per common share	$(0.94)	$0.09
Diluted income (loss) attributable to ATI per common share	$(0.94)	$0.09
There were 0.8 million anti-dilutive shares for the three month period ended March 31, 2016. There were no anti-dilutive shares for the three month period ended March 31, 2015.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.3	$2.5	$152.1	$—	$156.9
Accounts receivable, net	0.1	109.1	333.2	—	442.4
Intercompany notes receivable	—	—	2,863.2	(2,863.2)	—
Inventories, net	—	168.6	997.7	—	1,166.3
Prepaid expenses and other current assets	4.8	3.9	26.4	—	35.1
Total current assets	7.2	284.1	4,372.6	(2,863.2)	1,800.7
Property, plant and equipment, net	2.1	1,594.6	1,365.4	—	2,962.1
Goodwill	—	—	648.6	—	648.6
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	5,746.9	37.7	—	(5,784.6)	—
Other assets	19.8	26.4	261.5	—	307.7
Total assets	$5,776.0	$1,942.8	$6,848.1	$(8,847.8)	$5,719.1
Liabilities and stockholders’ equity:
Accounts payable	$4.1	$152.1	$184.2	$—	$340.4
Accrued liabilities	30.1	92.5	168.7	—	291.3
Pension liabilities	32.8	—	7.7	—	40.5
Intercompany notes payable	1,447.2	1,416.0	—	(2,863.2)	—
Short-term debt and current portion of long-term debt	0.8	0.3	155.4	—	156.5
Total current liabilities	1,515.0	1,660.9	516.0	(2,863.2)	828.7
Long-term debt	1,341.9	150.1	0.7	—	1,492.7
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	254.1	74.2	—	328.3
Pension liabilities	745.6	5.0	48.4	—	799.0
Deferred income taxes	59.1	—	—	—	59.1
Other long-term liabilities	16.0	21.0	69.8	—	106.8
Total liabilities	3,677.6	2,291.1	709.1	(3,063.2)	3,614.6
Redeemable noncontrolling interest	—	—	6.1	—	6.1
Total stockholders’ equity (deficit)	2,098.4	(348.3)	6,132.9	(5,784.6)	2,098.4
Total liabilities and stockholders’ equity	$5,776.0	$1,942.8	$6,848.1	$(8,847.8)	$5,719.1

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended March 31, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$213.8	$543.7	$—	$757.5
Cost of sales	19.4	298.5	472.8	—	790.7
Gross profit (loss)	(19.4)	(84.7)	70.9	—	(33.2)
Selling and administrative expenses	21.9	9.7	31.0	—	62.6
Restructuring charges	—	9.0	—	—	9.0
Operating income (loss)	(41.3)	(103.4)	39.9	—	(104.8)
Interest income (expense), net	(31.2)	(14.1)	17.0	—	(28.3)
Other income (loss) including equity in income of unconsolidated subsidiaries	(59.8)	0.1	0.8	59.7	0.8
Income (loss) before income tax provision (benefit)	(132.3)	(117.4)	57.7	59.7	(132.3)
Income tax provision (benefit)	(34.2)	(43.4)	23.7	19.7	(34.2)
Net income (loss)	(98.1)	(74.0)	34.0	40.0	(98.1)
Less: Net income attributable to noncontrolling interests	—	—	3.1	—	3.1
Net income (loss) attributable to ATI	$(98.1)	$(74.0)	$30.9	$40.0	$(101.2)
Comprehensive income (loss) attributable to ATI	$(80.0)	$(57.9)	$27.3	$29.0	$(81.6)

Condensed Statements of Cash Flows
For the three months ended March 31, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(29.2)	$(117.3)	$85.0	$—	$(61.5)
Investing Activities:
Purchases of property, plant and equipment	(0.2)	(41.0)	(28.3)	—	(69.5)
Net receipts/(payments) on intercompany activity	—	—	(198.1)	198.1	—
Asset disposals and other	—	—	0.8	—	0.8
Cash flows provided by (used in) investing activities	(0.2)	(41.0)	(225.6)	198.1	(68.7)
Financing Activities:
Payments on long-term debt and capital leases	(0.2)	—	—	—	(0.2)
Net borrowings under credit facilities	—	—	152.2	—	152.2
Net receipts/(payments) on intercompany activity	40.1	158.0	—	(198.1)	—
Dividends paid to stockholders	(8.6)	—	—	—	(8.6)
Acquisition of noncontrolling interests	—	—	(6.1)	—	(6.1)
Cash flows provided by (used in) financing activities	31.3	158.0	146.1	(198.1)	137.3
Increase (decrease) in cash and cash equivalents	$1.9	$(0.3)	$5.5	$—	$7.1

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2015

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$0.4	$2.8	$146.6	$—	$149.8
Accounts receivable, net	0.1	100.3	299.9	—	400.3
Intercompany notes receivable	—	—	2,601.5	(2,601.5)	—
Inventories, net	—	239.9	1,031.7	—	1,271.6
Prepaid expenses and other current assets	9.3	3.8	32.8	—	45.9
Total current assets	9.8	346.8	4,112.5	(2,601.5)	1,867.6
Property, plant and equipment, net	2.2	1,559.9	1,366.1	—	2,928.2
Goodwill	—	—	651.4	—	651.4
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	5,742.5	37.7	—	(5,780.2)	—
Other assets	13.4	23.0	268.1	—	304.5
Total assets	$5,767.9	$1,967.4	$6,598.1	$(8,581.7)	$5,751.7
Liabilities and stockholders’ equity:
Accounts payable	$4.8	$171.1	$204.9	$—	$380.8
Accrued liabilities	40.3	74.0	177.7	—	292.0
Pension liabilities	1.8	—	8.0	—	9.8
Intercompany notes payable	1,325.4	1,276.1	—	(2,601.5)	—
Short-term debt and current portion of long-term debt	0.7	0.1	3.1	—	3.9
Total current liabilities	1,373.0	1,521.3	393.7	(2,601.5)	686.5
Long-term debt	1,341.7	149.7	0.4	—	1,491.8
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	280.0	79.2	—	359.2
Pension liabilities	778.0	5.2	50.6	—	833.8
Deferred income taxes	75.6	—	—	—	75.6
Other long-term liabilities	15.2	20.7	72.4	—	108.3
Total liabilities	3,583.5	2,176.9	596.3	(2,801.5)	3,555.2
Redeemable noncontrolling interest	—	—	12.1	—	12.1
Total stockholders’ equity (deficit)	2,184.4	(209.5)	5,989.7	(5,780.2)	2,184.4
Total liabilities and stockholders’ equity	$5,767.9	$1,967.4	$6,598.1	$(8,581.7)	$5,751.7

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended March 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$508.5	$617.0	$—	$1,125.5
Cost of sales	2.2	504.0	509.8	—	1,016.0
Gross profit (loss)	(2.2)	4.5	107.2	—	109.5
Selling and administrative expenses	25.8	11.7	25.6	—	63.1
Operating income (loss)	(28.0)	(7.2)	81.6	—	46.4
Interest income (expense), net	(28.0)	(12.2)	13.5	—	(26.7)
Other income (loss) including equity in income of unconsolidated subsidiaries	76.6	0.4	0.6	(76.7)	0.9
Income (loss) before income tax provision (benefit)	20.6	(19.0)	95.7	(76.7)	20.6
Income tax provision (benefit)	8.0	(6.6)	34.1	(27.5)	8.0
Net income (loss)	12.6	(12.4)	61.6	(49.2)	12.6
Less: Net income attributable to noncontrolling interests	—	—	2.6	—	2.6
Net income (loss) attributable to ATI	$12.6	$(12.4)	$59.0	$(49.2)	$10.0
Comprehensive income (loss) attributable to ATI	$13.0	$(9.1)	$37.8	$(31.1)	$10.6

Condensed Statements of Cash Flows
For the three months ended March 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(26.3)	$(42.3)	$80.6	$—	$12.0
Investing Activities:
Purchases of property, plant and equipment	—	(9.1)	(13.5)	—	(22.6)
Net receipts/(payments) on intercompany activity	—	—	(96.9)	96.9	—
Asset disposals and other	—	0.1	—	—	0.1
Cash flows provided by (used in) investing activities	—	(9.0)	(110.4)	96.9	(22.5)
Financing Activities:
Net receipts/(payments) on intercompany activity	47.4	49.5	—	(96.9)	—
Dividends paid to stockholders	(19.3)	—	—	—	(19.3)
Other	(1.5)	—	(0.2)	—	(1.7)
Cash flows provided by (used in) financing activities	26.6	49.5	(0.2)	(96.9)	(21.0)
Increase (decrease) in cash and cash equivalents	$0.3	$(1.8)	$(30.0)	$—	$(31.5)

Note 13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended March 31, 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2015		$(951.2)		$(47.6)		$—		$(15.7)	$(1,014.5)
OCI before reclassifications		13.9		(3.9)		—		(5.7)	4.3
Amounts reclassified from AOCI	(a)	12.2	(b)	—	(b)	—	(c)	3.1	15.3
Net current-period OCI		26.1		(3.9)		—		(2.6)	19.6
Balance, March 31, 2016		$(925.1)		$(51.5)		$—		$(18.3)	$(994.9)
Attributable to noncontrolling interests:
Balance, December 31, 2015		$—		$19.4		$—		$—	$19.4
OCI before reclassifications		—		(1.5)		—		—	(1.5)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.5)		—		—	(1.5)
Balance, March 31, 2016		$—		$17.9		$—		$—	$17.9

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

The changes in AOCI by component, net of tax, for the three month period ended March 31, 2015 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2014		$(931.5)		$(16.2)		$—		$16.3	$(931.4)
OCI before reclassifications		—		(21.6)		—		11.4	(10.2)
Amounts reclassified from AOCI	(a)	12.5	(b)	—	(b)	—	(c)	(1.7)	10.8
Net current-period OCI		12.5		(21.6)		—		9.7	0.6
Balance, March 31, 2015		$(919.0)		$(37.8)		$—		$26.0	$(930.8)
Attributable to noncontrolling interests:
Balance, December 31, 2014		$—		$25.0		$—		$—	$25.0
OCI before reclassifications		—		(0.2)		—		—	(0.2)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.2)		—		—	$(0.2)
Balance, March 31, 2015		$—		$24.8		$—		$—	$24.8

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

Reclassifications out of AOCI for the three month periods ended March 31, 2016 and 2015 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended March 31, 2016	Three months ended March 31, 2015		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$(0.9)	$(1.5)	(a)
Actuarial losses	(18.7)	(18.7)	(a)
	(19.6)	(20.2)	(c)	Total before tax
	(7.4)	(7.7)		Tax benefit
	$(12.2)	$(12.5)		Net of tax
Derivatives
Nickel and other raw material contracts	$(6.3)	$(3.6)	(b)
Natural gas contracts	(6.3)	(3.9)	(b)
Electricity contracts	—	(0.2)	(b)
Foreign exchange contracts	7.6	10.4	(b)
	(5.0)	2.7	(c)	Total before tax
	(1.9)	1.0		Tax provision (benefit)
	$(3.1)	$1.7		Net of tax

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 7.

(b)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

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
Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, the Company is not able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of the Company’s liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number, participation, and financial condition of other potentially responsible parties (PRPs). The Company adjusts its accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on the Company’s consolidated results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.
At March 31, 2016, the Company’s reserves for environmental remediation obligations totaled approximately $16 million, of which $9 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $17 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
See Note 20. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015 for a discussion of legal proceedings affecting the Company.
On February 11, 2016, the National Labor Relations Board (NLRB) served a complaint on ATI alleging that the Company violated the National Labor Relations Act in connection with its collective bargaining negotiations with the USW and by locking out its USW-represented employees effective August 15, 2015. On March 4, 2016, the USW ratified a four-year labor agreement covering USW-represented employees of its ATI Flat Rolled Products business unit and at two locations in the High Performance Materials & Components business segment.  All charges and the complaint pending with the NLRB have been withdrawn.
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
A new four-year labor agreement with employees represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW), mainly in our Flat Rolled Products (FRP) business, was ratified on March 4, 2016, and these employees began returning to work in mid-March. First quarter 2016 results were negatively impacted by $26 million of costs associated with the work stoppage and return to work of USW-represented employees. These conditions primarily affected the FRP segment, as well as two plant locations in the High Performance Materials & Components (HPMC) segment. The new labor agreement includes important changes to retirement benefit programs, including a freeze to new entrants to ATI’s defined benefit pension plan and the elimination of retiree medical benefits for new employees. As a result of the changes, we will ratably recognize approximately $8 million of lower retirement benefit expense in the FRP segment in the March through December 2016 period. This benefit change is also expected to favorably impact future years.
Our first quarter 2016 results were sales of $757.5 million and a loss before tax of $132.3 million, or (17.5)% of sales, compared to sales of $1.13 billion and income before tax of $20.6 million, or 1.8% of sales, for the first quarter 2015. The Company’s results include a $9 million first quarter 2016 charge for the reduction of approximately one-third of FRP’s salaried workforce through the elimination of over 250 positions. First quarter 2016 net loss attributable to ATI was $101.2 million, or $(0.94) per share, compared to net income attributable to ATI of $10.0 million, or $0.09 per share, for the first quarter 2015.

First quarter 2016 results reflect a below-normal income tax rate benefit of 25.9%, increasing the Company’s loss by $12 million compared to the tax benefit that would apply at a standard U.S. federal 35% income tax rate.
Compared to the first quarter 2015, sales decreased 55% in the FRP business segment and 9% in the HPMC business segment, including the effects of declining raw material surcharges within selling prices compared to the first quarter 2015. The FRP segment performance reflects continued challenging market conditions, primarily impacting commodity stainless and grain-oriented electrical steel (GOES) flat-rolled products. The HPMC segment reflects stronger sales of precision forgings to the commercial aerospace market, offset by further weakening in demand for mill products from the oil & gas market.
ATI’s sales to the aerospace and defense market increased to 52% of total sales in the first quarter 2016 from 36% as of the first quarter 2015. This market mix change is driven in large part by the growth of ATI’s next-generation mill products, forgings, and castings as well as legacy forgings and castings that are new to ATI, combined with our decision to reduce our production of heavily commoditized stainless sheet and GOES products. As a result of continuing weak demand, ATI sales to the oil & gas/chemical & hydrocarbon processing market declined significantly to 7% from 19% using the same comparison period.
Demand from the global aerospace and defense, oil & gas/chemical & hydrocarbon processing industry, electrical energy, automotive and medical markets represented 83% of our sales for the three months ended March 31, 2016 and 78% for the three months ended March 31, 2015. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three month periods ended March 31, 2016 and 2015 were as follows:

	Three months ended		Three months ended
Market	March 31, 2016		March 31, 2015
Aerospace & Defense	$397.4	52%	$407.5	36%
Electrical Energy	73.4	10%	108.3	10%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	59.1	7%	210.2	19%
Automotive	51.6	7%	96.3	8%
Medical	49.7	7%	57.9	5%
Subtotal - Key Markets	631.2	83%	880.2	78%
Construction/Mining	31.5	4%	80.2	7%
Food Equipment & Appliances	30.7	4%	70.9	6%
Electronics/Computers/Communication	23.8	3%	33.3	3%
Transportation	18.2	2%	39.5	4%
Conversion Services & Other	22.1	4%	21.4	2%
Total	$757.5	100%	$1,125.5	100%

For the first quarter 2016, international sales decreased 33% to $304 million and represented 40% of total sales, compared to $454 million or 40% of total sales for the first quarter 2015. ATI’s international sales are mostly to the aerospace, oil & gas, chemical & hydrocarbon processing industry, electrical energy, automotive and medical markets. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, and precision and engineered strip) excluding GOES represented 88% of total sales for the three months ended March 31, 2016. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended March 31,
	2016	2015
High-Value Products
Nickel-based alloys and specialty alloys	29%	29%
Titanium and titanium alloys	21%	16%
Precision forgings, castings and components	18%	13%
Precision and engineered strip	12%	12%
Zirconium and related alloys	8%	5%
Total High-Value Products, excluding GOES	88%	75%
GOES	2%	4%
Total High-Value Products, including GOES	90%	79%
Standard Products
Specialty stainless sheet	3%	7%
Stainless steel sheet	4%	11%
Stainless steel plate and other	3%	3%
Total Standard Products	10%	21%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 8.2 million pounds in the first quarter 2016, representing a 16% decrease compared to the first quarter 2015, due to continued weak demand from global industrial markets.
Segment operating loss for the first quarter 2016 was $80.5 million, or (10.6)% of sales, compared to segment operating profit of $66.1 million, or 5.9% of sales for the first quarter 2015. Segment operating profit as a percentage of sales for the three month periods ended March 31, 2016 and 2015 was:

	Three months ended March 31,
	2016	2015
High Performance Materials & Components	5.9%	13.4%
Flat Rolled Products	(41.4)%	(1.2)%
Segment operating profit for the first quarter 2016 in the HPMC segment was $29.1 million, or 5.9% of sales, compared to $72.9 million, or 13.4% of sales, for the first quarter 2015. The FRP segment operating loss for the first quarter 2016 was $109.6 million, or (41.4)% of sales, compared to a segment operating loss of $6.8 million, or (1.2)% of sales, for the first quarter 2015. FRP was unfavorably impacted by operating costs and inefficiencies as discussed earlier in addition to higher operating costs as we moved through the process of reducing production levels and then idling our two facilities used in the production of commodity stainless sheet and GOES products. In the first quarter 2016, we completed the previously-announced idling of the standard/commodity stainless melt shop and finishing operations at our Flat Rolled Products’ Midland, PA facility. The idling of our GOES operations, including the Bagdad, PA facility, will be completed by the end of April 2016. The future restart of these idled operations depends on future business conditions and ATI’s ability to earn an acceptable return on invested capital on products manufactured at these facilities.

Our operating results reflect two differently situated businesses. Our HPMC segment is beginning to realize the benefits of the growth phase of next-generation commercial airplanes and jet engines. We expect operating levels throughout our HPMC operations to continue to increase as we progress through 2016, driven primarily by the commercial aerospace market. We expect HPMC segment operating profit as a percentage of sales to return to low double-digit levels in the second half of the year.

In our FRP segment, second quarter 2016 results will reflect the ongoing rightsizing and restructuring activities during a period of continuing low raw material prices and uncertain end market demand. While base prices for stainless sheet products have improved, transaction prices remain very low by historical norms and the market for these products continues to be challenged by global overcapacity. As we continue to reposition this business to a higher value product mix, we expect shipments of our specialty coil and plate products to improve throughout 2016 and benefit from the HRPF capabilities, particularly for our 48”-wide nickel-based alloy sheet. We expect over $30 million in annualized savings from the salaried workforce reduction actions, which will begin to be fully realized in the third quarter 2016. As a result of these initiatives we expect the FRP segment to be modestly profitable in the second half of 2016.
Business Segment Results
High Performance Materials & Components (HPMC) Segment
First quarter 2016 sales decreased 9.2% to $493.0 million compared to the first quarter 2015, across all product forms, due to both lower shipment volumes and lower selling prices for most products, which include the effects of lower raw material surcharges. Compared to the first quarter 2015, sales of nickel-based and specialty alloys were down 17%, sales of titanium and titanium-related alloys were 9% lower, sales of precision forgings, castings and components were down 5% and sales of zirconium and related alloys were 2% lower. Sales to the aerospace and defense market decreased 2% compared to the prior year quarter, with sales to the commercial jet engine aerospace market up 10% and commercial airframe sales down 18%. Sales to the oil & gas/chemical & hydrocarbon processing industry decreased 63% compared to the first quarter 2015, reflecting continued weak demand in the oil & gas market for exploration and other down-hole applications. Sales to the medical market were down 13% and sales to the electrical energy market decreased 3%, both compared to the prior year first quarter.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2016 and 2015 is as follows:

	Three months ended		Three months ended
Market	March 31, 2016		March 31, 2015
Aerospace & Defense:
Jet Engines	$201.4	41%	$182.6	34%
Airframes	97.3	20%	113.7	21%
Government Aerospace & Defense	59.3	12%	68.5	12%
Total Aerospace & Defense	358.0	73%	364.8	67%
Medical	47.5	10%	54.6	10%
Electrical Energy	34.6	7%	35.7	7%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	14.6	3%	39.9	7%
Construction/Mining	10.6	2%	16.6	3%
Transportation	8.0	2%	14.6	3%
Other	19.7	3%	16.6	3%
Total	$493.0	100%	$542.8	100%
International sales represented 43% of total segment sales for the first quarter 2016. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the three months ended March 31, 2016 and 2015, is as follows:

	Three months ended March 31,
	2016	2015
High-Value Products
Titanium and titanium alloys	30%	30%
Nickel-based alloys and specialty alloys	30%	32%
Precision forgings, castings and components	28%	27%
Zirconium and related alloys	12%	11%
Total High-Value Products	100%	100%

Segment operating profit in the first quarter 2016 decreased to $29.1 million, or 5.9% of total sales, compared to $72.9 million, or 13.4% of total sales, for the first quarter 2015, primarily as a result of lower utilization based on weak demand from the oil & gas/chemical & hydrocarbon processing market. Segment results continued to be negatively impacted by low operating rates at our Rowley, UT titanium sponge facility, and the first quarter 2016 results also include $5.3 million of non-recurring work stoppage and return to work costs.
Flat Rolled Products (FRP) Segment
First quarter 2016 sales decreased 55% compared to the first quarter 2015, to $264.5 million, primarily due to lower shipments and lower prices across all flat-rolled product categories. Shipments of standard stainless products decreased 61%, reflecting the continuing impacts of a surge of low-priced imports, primarily from China, and ongoing, aggressive inventory reductions by distribution customers. Shipments of high-value products decreased 34%, led by a 55% reduction in GOES volume. In February 2016, a trade case covering stainless steel sheet and strip was filed with the U.S. Department of Commerce and the U.S. International Trade Commission (ITC). The ITC has made a preliminary announcement that the domestic case indicates material injury allegedly due to unfairly traded imports from China. Average selling prices decreased 24% for standard stainless products and 16% for high-value products. Significantly lower raw material surcharges versus year-ago levels contributed to the decline in sales and selling prices. First quarter 2016 FRP segment titanium shipments, including Uniti joint venture conversion, were 0.9 million pounds, a 54% decrease compared to the first quarter 2015, reflecting weaker project-based demand from industrial titanium markets.
In the first quarter 2016, we completed the previously-announced idling of the standard/commodity stainless melt shop and finishing operations at our Flat Rolled Products’ Midland, PA facility. The idling of our GOES operations, including the Bagdad, PA facility, will be completed by the end of this month. The future restart of these idled operations depends on future business conditions and ATI’s ability to earn an acceptable return on invested capital on products manufactured at these facilities.
Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2016 and 2015 is as follows:

	Three months ended		Three months ended
Market	March 31, 2016		March 31, 2015
Automotive	$49.0	19%	$94.9	16%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	44.5	17%	170.4	29%
Aerospace & Defense	39.4	15%	42.7	8%
Electrical Energy	38.9	15%	72.7	12%
Food Equipment & Appliances	30.0	11%	70.2	12%
Electronics/Computers/Communication	23.0	9%	32.3	6%
Construction/Mining	20.9	8%	63.6	11%
Transportation	10.3	4%	24.9	4%
Medical	2.2	1%	3.3	1%
Other	6.3	1%	7.7	1%
Total	$264.5	100%	$582.7	100%

International sales represented 34% of total segment sales for the first quarter 2016. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the three months ended March 31, 2016 and 2015, is as follows:

	Three months ended March 31,
	2016	2015
High-Value Products
Precision and engineered strip	34%	24%
Nickel-based alloys and specialty alloys	30%	27%
Titanium and titanium alloys	4%	3%
Total High-Value Products, excluding GOES	68%	54%
GOES	7%	8%
Total High-Value Products, including GOES	75%	62%
Standard Products
Stainless steel sheet	11%	21%
Specialty stainless sheet	10%	14%
Stainless steel plate	4%	3%
Total Standard Products	25%	38%
Grand Total	100%	100%
Segment operating loss was $109.6 million, or (41.4)% of sales, for the first quarter 2016, compared to a segment operating loss of $6.8 million, or (1.2)% of sales, for the first quarter 2015. Segment operating results in the first quarter 2016 were primarily driven by lower shipment volumes and selling prices, and reduced operating efficiencies during the work stoppage. FRP results include $21 million of costs recognized in the first quarter 2016 for the new four-year labor agreement, of which approximately $7 million were associated with contractual obligations in the return to work agreement for represented employees and approximately $14 million of non-recurring costs related to the work stoppage and labor agreement transition. FRP was also unfavorably impacted by higher operating costs as we moved through the process of reducing production levels and then idling our two facilities used in the production of commodity stainless sheet and GOES products.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended March 31, 2016 and 2015 is provided in the following table:

	Three months ended March 31,		%
	2016	2015	Change
Volume (000’s pounds):
High-Value	84,789	129,203	(34)%
Standard	67,036	171,154	(61)%
Total	151,825	300,357	(49)%
Average prices (per lb.):
High-Value	$2.32	$2.75	(16)%
Standard	$0.98	$1.30	(25)%
Combined Average	$1.73	$1.93	(10)%

Corporate Items

There was no net effect of changes in LIFO and net realizable value (NRV) inventory reserves for the first quarter 2016 or 2015. LIFO inventory valuation reserve charges of $0.3 million and $0.5 million for the first quarters ended March 31, 2016 and 2015, respectively, were offset by equal reductions in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost.
Corporate expenses for the first quarter 2016 were $11.0 million, compared to $12.8 million in the first quarter 2015. The decrease in corporate expenses was primarily the result of lower incentive compensation expenses.

Closed company and other expenses for the first quarter 2016 were $3.5 million, compared to $6.0 million for the first quarter 2015. The decrease in closed company and other expenses was primarily due to decreased legal costs associated with closed operations, partially offset by higher retirement benefit expense.
First quarter 2016 results include a $9.0 million restructuring charge for severance obligations in the FRP business, with the reduction of approximately one-third of FRP’s salaried workforce through the elimination of over 250 positions, which will be completed by the end of the second quarter of 2016. The severance charge was reported in restructuring charges.
Interest expense, net of interest income, in the first quarter 2016 was $28.3 million, compared to net interest expense of $26.7 million in the first quarter 2015. The increase in interest expense was primarily due to a higher interest rate on our Senior Notes due 2023 (2023 Notes) resulting from credit rating downgrades and higher average borrowings on our Asset Based Lending (ABL) Revolving Credit Facility. Capitalized interest reduced interest expense by $0.8 million in the first quarter of 2016 and $0.6 million in the first quarter of 2015.
Income Taxes
First quarter 2016 results included a benefit for income taxes of $34.2 million, or 25.9% of the loss before income taxes, compared to a provision for income taxes of $8.0 million, or 38.8% of income before income taxes, for the comparable 2015 period. The decrease in the tax rate for 2016 was primarily the result of our inability to record a tax benefit on certain state tax attributes. Income taxes in the first quarter of 2016 included discrete tax benefits of $0.8 million and income taxes in the first quarter of 2015 included discrete tax expense of $0.2 million.
Financial Condition and Liquidity
We have a $400 million ABL Revolving Credit Facility, which includes a letter of credit sub-facility of up to $200 million. The ABL facility matures in September 2020 and is collateralized by the accounts receivable and inventory of our domestic operations. The applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred or if the undrawn availability under the ABL facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount or (ii) $40 million. We did not meet this required fixed charge coverage ratio at March 31, 2016. As a result, we are not able to access this remaining 10% or $40 million of the ABL facility until we meet the required ratio. There were $150 million of outstanding borrowings under the ABL facility as of March 31, 2016 and $9.8 million was utilized to support the issuance of letters of credit. Average borrowings under the ABL facility for the first three months of 2016 were $188 million, bearing an average annual interest rate of 1.685%.
At March 31, 2016, we had $157 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $200 million. We expect to continue to use a portion of the ABL facility throughout 2016 as we execute our rightsizing actions in the FRP segment, and balance the working capital requirements of a smaller FRP business and increasing business volumes of HPMC. We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs, including currently projected required contributions to the ATI Pension Plan, our U.S. qualified defined benefit pension plan. Based on current actuarial estimates, minimum funding requirements for the ATI Pension Plan through March 2017 are currently projected to be $31 million and are classified as a current liability on the March 31, 2016 consolidated balance sheet along with other current pension liabilities for foreign and U.S nonqualified pension plans. We expect higher ongoing quarterly ATI Pension Plan funding requirements in 2017 and subsequent years, however these estimates are subject to significant uncertainty, including potential changes to required mortality tables with revised longevity estimates, and the performance of our pension trust assets. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions any borrowings may be influenced by our credit rating. We have no significant debt maturities until June 2019.

We have an additional, separate credit facility for the issuance of letters of credit. As of March 31, 2016, $32 million in letters of credit were outstanding under this facility.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the three months ended March 31, 2016, cash flow used in operations was $61.5 million, and included a $22.2 million benefit from a decline in managed working capital primarily due to inventory reductions in the FRP segment. Cash used in investing activities was $68.7 million, primarily for capital expenditures, with over half related to the Hot-Rolling and

Processing Facility (HRPF). Cash provided by financing activities was $137.3 million and consisted primarily of $152.2 million in borrowings under credit facilities, $150.0 million of which was under the ABL facility, partially offset by dividend payments of $8.6 million to ATI stockholders and $6.1 million for the purchase of half of the 15% redeemable noncontrolling interest in ATI Flowform Products. At March 31, 2016, cash and cash equivalents on hand totaled $156.9 million, an increase of $7.1 million from year end 2015. Cash and cash equivalents held by our foreign subsidiaries was $103.4 million at March 31, 2016, of which $76.3 million was held by STAL, the Company’s Chinese joint venture in which ATI has a 60% interest.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2016, managed working capital decreased to 44.3% of annualized total ATI sales compared to 46.2% of annualized sales at December 31, 2015. During the first three months of 2016, managed working capital decreased by $22.2 million, primarily due to inventory reductions in the FRP segment. The decrease in managed working capital from December 31, 2015 resulted from a $104.8 million decrease in inventory, partially offset by a $40.4 million decrease in accounts payable and a $42.2 million increase in accounts receivable. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by approximately 30% as of March 31, 2016 compared to year end 2015. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained unchanged at March 31, 2016 compared to year end 2015.
The components of managed working capital at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
(In millions)	2016	2015
Accounts receivable	$442.4	$400.3
Inventory	1,166.3	1,271.6
Accounts payable	(340.4)	(380.8)
Subtotal	1,268.3	1,291.1
Allowance for doubtful accounts	4.6	4.5
Adjustment from current cost to LIFO cost basis	(136.1)	(136.4)
Inventory valuation reserves	206.4	206.3
Corporate and other	0.1	—
Managed working capital	$1,343.3	1,365.5
Annualized prior 3 months sales	$3,030.0	$2,955.6
Managed working capital as a % of annualized sales	44.3%	46.2%
Change in managed working capital from December 31, 2015	$(22.2)
Capital Expenditures
We are nearing the end of a significant, multi-year capital expansion period that enhanced our manufacturing capabilities and capacity to meet expected intermediate and long-term demand from the aerospace (engine and airframe), oil & gas, chemical & hyrdrocarbon processing industry, electrical energy, automotive and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and zirconium and related alloys.
Capital expenditures were $69.5 million through March 31, 2016, over half of which related to remaining payments on the HRPF. In addition, our capital expansion projects in the HPMC segment for nickel alloy powder and titanium investment casting as well as an expansion project at our STAL joint venture in China are ongoing. The STAL capital expansion will be fully funded by STAL’s operations. We currently expect our full year 2016 capital expenditures to be approximately $225 million. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of our available borrowings under the ABL facility.

Debt
Total debt outstanding increased $153.1 million to $1,658.3 million at March 31, 2016 compared to December 31, 2015. This increase was primarily due to $150 million in borrowings under the ABL facility.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 42.9% at March 31, 2016, compared to 39.4% at December 31, 2015. The net debt to total capitalization was determined as follows:

(In millions)	March 31, 2016	December 31, 2015
Total debt (a)	$1,658.3	$1,505.2
Less: Cash	(156.9)	(149.8)
Net debt	$1,501.4	$1,355.4
Total ATI stockholders’ equity	1,995.2	2,082.8
Net ATI total capital	$3,496.6	$3,438.2
Net debt to ATI total capital	42.9%	39.4%
Total debt to total capitalization of 45.4% at March 31, 2016 increased from 42.0% from December 31, 2015.
Total debt to total capitalization was determined as follows:

(In millions)	March 31, 2016	December 31, 2015
Total debt (a)	$1,658.3	$1,505.2
Total ATI stockholders’ equity	1,995.2	2,082.8
Total ATI capital	$3,653.5	$3,588.0
Total debt to total ATI capital	45.4%	42.0%

(a)	Excludes debt issuance costs.
The stated interest rate payable on the 2023 Notes is subject to adjustment in the event of changes in the credit ratings on the 2023 Notes by either Moody’s or Standard & Poor’s (S&P). During the first quarter of 2016, S&P downgraded the Company’s credit rating one notch to B+ from BB-. This downgrade resulted in an increase of the interest rate on the 2023 Notes from 7.625% as of December 31, 2015 to 7.875% effective with the interest period beginning February 15, 2016 and represents an additional $1.3 million of interest expense measured on an annual basis. Any further credit rating downgrades will not affect the interest rate of the 2023 Notes.
Dividends
A regular quarterly dividend of $0.08 per share of common stock was paid on March 24, 2016 to stockholders of record at the close of business on March 11, 2016. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. Under the ABL facility, however, there is no limit on dividend declarations or payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $120.0 million and 30% of the maximum revolving credit availability, and no event of default under the ABL facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend declarations or payments if the undrawn availability is less than the greater of $120.0 million and 30% of the maximum revolving credit availability but more than the greater of $60.0 million and 15% of the maximum revolving credit availability, if (i) no event of default has occurred and is continuing or would result from paying the dividend, (ii) we demonstrate to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $60.0 million and 15% of the maximum revolving credit availability, and (B) we maintain a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL facility.

Labor Matters
On March 4, 2016, the USW ratified a four-year agreement covering USW-represented employees at many of our Flat Rolled Products segment facilities, and at two High Performance Materials & Components segment facilities located in Albany, OR and Lockport, NY, and these employees began returning to work in mid-March 2016.
Critical Accounting Policies
Inventory
At March 31, 2016, we had net inventory of $1,166.3 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the three months ended March 31, 2016 and 2015, the effect of rising raw material costs on our LIFO inventory valuation method result in cost of sales that were $0.3 million and $0.5 million, respectively, higher than would have been recognized under the FIFO methodology to value our inventory.

Due primarily to persistent raw material deflation over the last several years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value.
The calculation of a resulting NRV inventory reserve, if any, is recognized as an expense in the period that the need for the reserve is identified.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2016	2015
LIFO charge	$(0.3)	$(0.5)
NRV benefit	0.3	0.5
Net cost of sales impact	$—	$—

We also recorded inventory valuation charges for the market-based valuation of Rowley-produced titanium sponge inventory. These lower of cost or market charges were $10.0 million and $5.3 million for the three months March 31, 2016 and 2015, respectively.
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
Retirement Benefits
On March 4, 2016, the Company announced a four-year labor agreement with the USW covering USW-represented employees of its ATI Flat Rolled Products business unit and at two locations in the High Performance Materials & Components business segment. The new labor agreement included changes to several retirement benefit programs, including a freeze to new entrants to ATI’s defined benefit pension plan, the elimination of defined benefit retiree healthcare for new employees, and changes in the levels of profit-based contributions for retiree medical benefits. The Company remeasured its other postretirement benefit obligation as of the March 1, 2016 contract effective date using a 4.05% discount rate, compared to a 4.50% discount rate as of December 31, 2015. Based on the remeasurement, other postretirement benefit liabilities decreased $22.5 million, and other postretirement benefit expense will decrease by $7.5 million in the March through December 2016 period.
Based on current actuarial estimates, minimum funding requirements for the ATI Pension Plan through March 2017 are currently projected to be $31 million and are classified as a current liability on the March 31, 2016 consolidated balance sheet along with other current pension liabilities for foreign and U.S nonqualified pension plans. We expect higher ongoing quarterly ATI Pension Plan funding requirements in 2017 and subsequent years, however these estimates are subject to significant uncertainty including potential changes to required mortality tables with revised longevity estimates, and the performance of our pension trust assets.

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

Market conditions and additional changes in the operating rate of our Rowley, UT premium titanium sponge production facility, with an approximate carrying value of $490 million, may require an evaluation of impairment, and it is possible that an impairment charge may be required.

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

At March 31, 2016, ATI had $648.6 million of goodwill on its consolidated balance sheet, a decrease of $2.8 million from December 31, 2015 due to foreign currency translation on goodwill for reporting units with functional currency other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment. Management concluded that none of ATI’s reporting units experienced any triggering event that would have required a step one interim goodwill impairment analysis at March 31, 2016.

Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Pending Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance to simplify employee share-based payment accounting. The areas for simplification in this guidance involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance is effective for the Company’s 2017 fiscal year with early adoption permitted. The Company is currently evaluating the possible impact of this new guidance, but does not anticipate that it will have a material impact on its consolidated financial statements.

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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty materials; (b) material adverse changes in the markets we serve, including the aerospace and defense, oil and gas/chemical process industry, electrical energy, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) continued decline in, or volatility of, prices and availability of supply, of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; (g) labor disputes or work stoppage; and (h) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2015, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
At March 31, 2016, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. In the first quarter of 2016, due to changes in expected operating levels within Flat Rolled Products segment operations, the Company concluded that a portion of these natural gas cash flow hedges for the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized a $1.1 million pre-tax loss for the ineffective portion of these 2017 cash flow hedges along with a market value adjustment to the previously-determined ineffective 2016 natural gas hedges, which is reported in selling and administrative expense on the consolidated statement of operations for the three months ended March 31, 2016. Approximately 75% of our forecasted domestic requirements for natural gas for 2017 and approximately 20% for 2018 are hedged. The net mark-to-market valuation of these outstanding natural gas hedges at March 31, 2016 was an unrealized pre-tax loss of $22.8 million, comprised of $18.1 million in accrued liabilities and $4.7 million in other long-term liabilities. For the three months ended March 31, 2016, the effects of natural gas hedging activity increased cost of sales by $6.3 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2015, we used approximately 95 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million. In addition, in 2015, we also used approximately 800 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2016, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 30 million pounds of nickel with hedge dates through 2020. The aggregate notional amount hedged is approximately 32% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2016, the net mark-to-

market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $44.4 million, comprised of $0.2 million in other long-term assets, $21.3 million in accrued liabilities and $23.3 million in other long-term liabilities on the balance sheet.
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
In 2015, we net settled substantially all of our foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of March 31, 2016, we held 115.2 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. We recorded a $5.6 million charge and a $5.5 million benefit in costs of sales on the consolidated statement of operations in the three months ended March 31, 2016 and 2015, respectively, for maturities and mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 20 million euro notional value outstanding as of March 31, 2016 of foreign currency forward contracts not designated as hedges, with maturity dates into the third quarter of 2016.
At March 31, 2016, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax loss of $5.0 million, of which $0.3 million is included in other long-term assets, $3.7 million in accrued liabilities and $1.6 million in other long-term liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2015, and addressed in Note 14 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

On February 11, 2016, the National Labor Relations Board (NLRB) served a complaint on ATI alleging that the Company violated the National Labor Relations Act in connection with its collective bargaining negotiations with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) and by locking out its USW-represented employees effective August 15, 2015. On March 4, 2016, the USW ratified a four-year labor agreement covering USW-represented employees of its ATI Flat Rolled Products business unit and at two locations in the High Performance Materials & Components business segment.  All charges and the complaint pending with the NLRB have been withdrawn.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits
(a) Exhibits

10.1	Form of Long Term Incentive Program Award Agreement (filed herewith).*

10.2	Form of Annual Performance Plan (filed herewith).*

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	May 6, 2016	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2016	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Form of Long Term Incentive Program Award Agreement (filed herewith).*

10.2	Form of Annual Performance Plan (filed herewith).*

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.