Form 10-Q
period 2016-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2016-08-03
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 22, 2016, the registrant had outstanding 108,933,448 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$322.3	$149.8
Accounts receivable, net	492.5	400.3
Inventories, net	1,094.3	1,271.6
Prepaid expenses and other current assets	43.3	45.9
Total Current Assets	1,952.4	1,867.6
Property, plant and equipment, net	2,958.9	2,928.2
Goodwill	646.9	651.4
Other assets	302.8	304.5
Total Assets	$5,861.0	$5,751.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$308.2	$380.8
Accrued liabilities	290.8	301.8
Short term debt and current portion of long-term debt	6.7	3.9
Total Current Liabilities	605.7	686.5
Long-term debt	1,870.1	1,491.8
Accrued postretirement benefits	316.5	359.2
Pension liabilities	826.7	833.8
Deferred income taxes	52.8	75.6
Other long-term liabilities	89.9	108.3
Total Liabilities	3,761.7	3,555.2
Redeemable noncontrolling interest	—	12.1
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at June 30, 2016 and December 31, 2015; outstanding-108,933,446 shares at June 30, 2016 and 109,174,882 shares at December 31, 2015	11.0	11.0
Additional paid-in capital	1,178.1	1,161.7
Retained earnings	1,806.7	1,945.9
Treasury stock: 761,725 shares at June 30, 2016 and 520,289 shares at December 31, 2015	(27.7)	(21.3)
Accumulated other comprehensive loss, net of tax	(973.7)	(1,014.5)
Total ATI stockholders’ equity	1,994.4	2,082.8
Noncontrolling interests	104.9	101.6
Total Equity	2,099.3	2,184.4
Total Liabilities and Equity	$5,861.0	$5,751.7

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sales	$810.5	$1,022.5	$1,568.0	$2,148.0

Cost of sales	762.3	945.5	1,553.0	1,961.5
Gross profit	48.2	77.0	15.0	186.5
Selling and administrative expenses	59.3	72.4	121.9	135.5
Restructuring charges	1.0	—	10.0	—
Operating income (loss)	(12.1)	4.6	(116.9)	51.0
Interest expense, net	(30.3)	(26.8)	(58.6)	(53.5)
Other income, net	1.0	0.6	1.8	1.5
Loss before income taxes	(41.4)	(21.6)	(173.7)	(1.0)
Income tax provision (benefit)	(25.9)	(7.7)	(60.1)	0.3
Net loss	(15.5)	(13.9)	(113.6)	(1.3)
Less: Net income attributable to noncontrolling interests	3.3	2.5	6.4	5.1
Net loss attributable to ATI	$(18.8)	$(16.4)	$(120.0)	$(6.4)

Basic net loss attributable to ATI per common share	$(0.18)	$(0.15)	$(1.12)	$(0.06)

Diluted net loss attributable to ATI per common share	$(0.18)	$(0.15)	$(1.12)	$(0.06)

Dividends declared per common share	$0.08	$0.18	$0.16	$0.36
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(15.5)	$(13.9)	$(113.6)	$(1.3)
Currency translation adjustment
Unrealized net change arising during the period	(9.8)	19.3	(15.2)	(2.5)
Unrealized holding gain on securities
Net loss arising during the period	—	(0.1)	—	(0.1)
Derivatives
Net derivatives gain (loss) on hedge transactions	26.3	(10.4)	17.1	8.1
Reclassification to net income (loss) of net realized loss (gain)	2.9	(2.1)	7.9	(4.8)
Income taxes on derivative transactions	11.1	(4.8)	9.5	1.3
Total	18.1	(7.7)	15.5	2.0
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	18.8	18.7	37.5	37.4
Net gain arising during the period	—	—	22.5	—
Prior service cost
Amortization to net income (loss) of net prior service cost (credit)	(0.5)	1.5	0.4	3.0
Income taxes on postretirement benefit plans	6.9	7.7	22.9	15.4
Total	11.4	12.5	37.5	25.0
Other comprehensive income, net of tax	19.7	24.0	37.8	24.4
Comprehensive income (loss)	4.2	10.1	(75.8)	23.1
Less: Comprehensive income attributable to noncontrolling interests	1.8	3.0	3.4	5.4
Comprehensive income (loss) attributable to ATI	$2.4	$7.1	$(79.2)	$17.7
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net loss	$(113.6)	$(1.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	87.8	93.6
Deferred taxes	(62.4)	(9.6)
Changes in operating assets and liabilities:
Inventories	177.3	(0.1)
Accounts receivable	(92.2)	10.2
Accounts payable	(37.3)	(69.3)
Retirement benefits	10.3	5.0
Accrued income taxes	0.1	60.2
Accrued liabilities and other	(3.6)	2.8
Cash provided by (used in) operating activities	(33.6)	91.5
Investing Activities:
Purchases of property, plant and equipment	(145.3)	(63.3)
Purchases of businesses, net of cash acquired	—	(0.5)
Asset disposals and other	1.8	—
Cash used in investing activities	(143.5)	(63.8)
Financing Activities:
Borrowings on long-term debt	387.5	—
Payments on long-term debt and capital leases	(0.6)	(6.3)
Net borrowings under credit facilities	2.5	—
Debt issuance costs	(10.4)	—
Dividends paid to stockholders	(17.2)	(38.6)
Acquisition of noncontrolling interests	(12.2)	—
Shares repurchased for income tax withholding on share-based compensation	—	(1.4)
Cash provided by (used in) financing activities	349.6	(46.3)
Increase (decrease) in cash and cash equivalents	172.5	(18.6)
Cash and cash equivalents at beginning of period	149.8	269.5
Cash and cash equivalents at end of period	$322.3	$250.9
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2014	$11.0	$1,164.2	$2,398.9	$(44.3)	$(931.4)	$110.9	$2,709.3
Net income (loss)	—	—	(6.4)	—	—	5.1	(1.3)
Other comprehensive income	—	—	—	—	24.1	0.3	24.4
Cash dividends on common stock ($0.36 per share)	—	—	(38.6)	—	—	—	(38.6)
Redeemable noncontrolling interest	—	—	(0.1)	—	—	0.1	—
Employee stock plans	—	(9.3)	(7.5)	23.7	—	—	6.9
Balance, June 30, 2015	$11.0	$1,154.9	$2,346.3	$(20.6)	$(907.3)	$116.4	$2,700.7
Balance, December 31, 2015	$11.0	$1,161.7	$1,945.9	$(21.3)	$(1,014.5)	$101.6	$2,184.4
Net income (loss)	—	—	(120.0)	—	—	6.4	(113.6)
Other comprehensive income (loss)	—	—	—	—	40.8	(3.0)	37.8
Cash dividends on common stock ($0.16 per share)	—	—	(17.2)	—	—	—	(17.2)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Employee stock plans	—	16.4	(2.0)	(6.4)	—	—	8.0
Balance, June 30, 2016	$11.0	$1,178.1	$1,806.7	$(27.7)	$(973.7)	$104.9	$2,099.3
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

In May 2014, the FASB issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 2. Inventories
Inventories at June 30, 2016 and December 31, 2015 were as follows (in millions):

	June 30, 2016	December 31, 2015
Raw materials and supplies	$194.4	$216.0
Work-in-process	851.6	990.3
Finished goods	164.7	184.1
Total inventories at current cost	1,210.7	1,390.4
Adjustment from current cost to LIFO cost basis	131.8	136.4
Inventory valuation reserves	(204.1)	(206.3)
Progress payments	(44.1)	(48.9)
Total inventories, net	$1,094.3	$1,271.6
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

	Six months ended June 30,
	2016	2015
LIFO benefit (charge)	$(4.6)	$4.5
NRV benefit (charge)	5.0	(4.3)
Net cost of sales impact	$0.4	$0.2
The first six months of 2016 and 2015 results included $17.7 million and $11.4 million, respectively, in inventory valuation charges related to the market-based valuation of titanium products.
Note 3. Property, Plant and Equipment
Property, plant and equipment at June 30, 2016 and December 31, 2015 was as follows (in millions):

	June 30, 2016	December 31, 2015
Land	$30.7	$31.0
Buildings	1,070.7	1,048.2
Equipment and leasehold improvements	3,924.9	3,858.1
	5,026.3	4,937.3
Accumulated depreciation and amortization	(2,067.4)	(2,009.1)
Total property, plant and equipment, net	$2,958.9	$2,928.2
The construction in progress portion of property, plant and equipment at June 30, 2016 was $116.5 million.

Note 4. Debt
Debt at June 30, 2016 and December 31, 2015 was as follows (in millions):

	June 30, 2016	December 31, 2015
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	—
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Term Loan due 2017	100.0	—
U.S. revolving credit facility	—	—
Foreign credit facilities	3.9	1.4
Industrial revenue bonds, due through 2020, and other	4.2	3.8
Debt issuance costs	(18.8)	(9.5)
Total short-term and long-term debt	1,876.8	1,495.7
Short-term debt and current portion of long-term debt	6.7	3.9
Total long-term debt	$1,870.1	$1,491.8

(a)	Bearing interest at 7.875% effective February 15, 2016.
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
Revolving Credit Facility
The Company has an Asset Based Lending (ABL) Revolving Credit Facility, which matures in September 2020 and is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The revolving credit portion of the ABL facility is $400 million, which includes a letter of credit sub-facility of up to $200 million.
In May 2016, the ABL facility was amended to add an eighteen month term loan (Term Loan) in the amount of $100.0 million, to support the Company’s restructuring actions and operational needs, and to amend certain of the ABL covenants and related defined terms. The interest rate on this Term Loan is 3.5% plus a LIBOR spread. Costs associated with amending the ABL facility were $0.9 million, and are being amortized to interest expense over the term of the facility. Proceeds of the Term Loan were used to pay down outstanding borrowings under the revolving credit portion of the ABL facility. The Term Loan is due on November 13, 2017 and can be prepaid in its entirety on a one-time basis on or after May 13, 2017 if certain minimum liquidity conditions are satisfied. The underwriting fees and other third-party expenses for the issuance of the Term Loan were $1.0 million and are being amortized to interest expense over the eighteen month term of the loan.
As amended, the applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 2.0% and 2.5% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. As amended, the ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount or (ii) $40.0 million. The Company does not meet this required fixed charge coverage ratio at June 30, 2016. As a result, the Company is not able to access this remaining 12.5% or $62.5 million of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019, and that such liquidity is available at all times thereafter until the 9.375% Senior Notes due 2019 are paid in full or refinanced. There were no outstanding revolving credit borrowings under the ABL facility as of June 30, 2016, and $10.8 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first six months of 2016 were $164 million, bearing an average annual interest rate of 1.757%.

The Company has an additional separate credit facility for the issuance of letters of credit. As of June 30, 2016, $32 million in letters of credit were outstanding under this facility.

Convertible Notes
In May 2016, the Company issued and sold $250 million aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (the Convertible Notes). The Company granted the underwriters a 30-day option to purchase up to an additional $37.5 million aggregate principal amount of Convertible Notes on the same terms and conditions to cover over-allotments, if any. On June 1, 2016, the Company announced that the underwriters exercised this option in full and on June 2, 2016, the Company completed the offering and sale of the additional $37.5 million aggregate principal amount of Convertible Notes. Interest on the Convertible Notes is payable in cash semi-annually in arrears on each January 1 and July 1, commencing January 1, 2017. The Company used a portion of the proceeds from the Convertible Notes to make a $115 million contribution in July 2016 to the Company’s U.S. defined benefit pension plan, and expects to use additional Convertible Note proceeds to meet future pension funding requirements. The underwriting fees, discount and other third-party expense for the issuance of the Convertible Notes were $9.4 million and are being amortized to interest expense over the 6-year term of the Convertible Notes.
The Company does not have the right to redeem the Convertible Notes prior to their stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of the Company’s common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date (July 1, 2022). The initial conversion rate for the Convertible Notes is 69.2042 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Notes (19,896,194 shares), equivalent to conversion price of $14.45 per share, subject to adjustment in certain events. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to the holders.
If the Company undergoes a fundamental change, holders of the Convertible Notes may require the Company to repurchase the notes in whole or in part for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date. Such a repurchase is to be made in cash.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2016, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 31 million pounds of nickel with hedge dates through 2020. The aggregate notional amount hedged is approximately 30% of a single year’s estimated nickel raw material purchase requirements.
At June 30, 2016, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. In the first six months of 2016, due to changes in expected operating levels primarily within the Flat Rolled Products segment operations, the Company concluded that additional portions of these natural gas hedges for 2016 and the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized a $0.2 million and $1.3 million pre-tax loss for the three and six months ended June 30, 2016, respectively, for natural gas cash flow hedge ineffectiveness, which is reported in selling and administrative expenses on the consolidated statement of operations. Approximately 80% of the Company’s annual forecasted domestic requirements for natural gas for 2017 and approximately 25% for 2018 are hedged.

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
In 2015, the Company net settled substantially all of its foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of June 30, 2016, the Company held 91.2 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. The Company recorded a $3.1 million benefit and a $2.5 million charge in the three and six months ended June 30, 2016, respectively, and a $1.9 million and $7.4 million benefit in the three and six months ended June 30, 2015, respectively, in costs of sales on the consolidated statement of operations for maturities and mark-to-market changes on these fair value hedges.
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

(In millions) Asset derivatives	Balance sheet location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.3	$1.6
Nickel and other raw material contracts	Prepaid expenses and other current assets	1.6	—
Foreign exchange contracts	Other assets	0.2	0.4
Nickel and other raw material contracts	Other assets	4.0	—
Total derivatives designated as hedging instruments		6.1	2.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.3	0.4
Total derivatives not designated as hedging instruments		0.3	0.4
Total asset derivatives		$6.4	$2.4
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$8.9	$17.3
Nickel and other raw material contracts	Accrued liabilities	12.4	22.2
Foreign exchange contracts	Accrued liabilities	1.2	0.1
Natural gas contracts	Other long-term liabilities	1.6	8.5
Nickel and other raw material contracts	Other long-term liabilities	11.7	23.0
Foreign exchange contracts	Other long-term liabilities	0.5	0.1
Total derivatives designated as hedging instruments		36.3	71.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	—	0.1
Total derivatives not designated as hedging instruments		—	0.1
Total liability derivatives		$36.3	$71.3
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
Assuming market prices remain constant with those at June 30, 2016, a loss of $12.7 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2016 and 2015 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Hedging Relationships	2016	2015	2016	2015	2016	2015
Nickel and other raw material contracts	$12.2	$(3.5)	$(3.8)	$(2.4)	$—	$—
Natural gas contracts	4.3	0.2	(2.7)	(2.4)	(0.2)	—
Electricity contracts	—	—	—	—	—	—
Foreign exchange contracts	(0.2)	(3.1)	4.9	6.1	—	—
Total	$16.3	$(6.4)	$(1.6)	$1.3	$(0.2)	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Hedging Relationships	2016	2015	2016	2015	2016	2015
Nickel and other raw material contracts	$8.8	$(13.1)	$(7.7)	$(4.6)	$—	$—
Natural gas contracts	2.3	(5.8)	(5.9)	(4.8)	(0.9)	—
Electricity contracts	—	—	—	(0.1)	—	—
Foreign exchange contracts	(0.5)	23.9	9.6	12.5	—	—
Total	$10.6	$5.0	$(4.0)	$3.0	$(0.9)	$—

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
The Company has 14 million euro notional value outstanding as of June 30, 2016 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2017. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Three months ended June 30,		Six months ended June 30,
as Hedging Instruments	2016	2015	2016	2015
Foreign exchange contracts	$0.7	$(0.5)	$0.1	$3.0
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.

Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2016 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$322.3	$322.3	$322.3	$—
Derivative financial instruments:
Assets	6.4	6.4	—	6.4
Liabilities	36.3	36.3	—	36.3
Debt (a)	1,895.6	1,725.3	1,617.2	108.1

The estimated fair value of financial instruments at December 31, 2015 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$149.8	$149.8	$149.8	$—
Derivative financial instruments:
Assets	2.4	2.4	—	2.4
Liabilities	71.3	71.3	—	71.3
Debt (a)	1,505.2	969.7	964.5	5.2

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
For the three month periods ended June 30, 2016 and 2015, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Service cost - benefits earned during the year	$5.1	$5.7	$0.7	$0.7
Interest cost on benefits earned in prior years	31.3	30.2	3.9	4.5
Expected return on plan assets	(37.1)	(42.0)	—	—
Amortization of prior service cost (credit)	0.3	0.3	(0.8)	1.2
Amortization of net actuarial loss	16.4	15.1	2.4	3.6
Total retirement benefit expense	$16.0	$9.3	$6.2	$10.0
For the six month periods ended June 30, 2016 and 2015, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost - benefits earned during the year	$10.3	$11.4	$1.3	$1.4
Interest cost on benefits earned in prior years	62.7	60.5	8.0	9.0
Expected return on plan assets	(74.3)	(84.1)	—	—
Amortization of prior service cost (credit)	0.6	0.6	(0.2)	2.4
Amortization of net actuarial loss	32.7	30.2	4.8	7.2
Total retirement benefit expense	$32.0	$18.6	$13.9	$20.0
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
In July 2016, the Company made a $115 million contribution to its U.S. defined benefit pension plan and expects to use additional proceeds from its recent convertible debt issuance to meet future pension funding requirements.

Note 8. Income Taxes
Second quarter 2016 results included a benefit for income taxes of $25.9 million, or 62.6% of the loss before income taxes, compared to a benefit for income taxes of $7.7 million, or 35.6% of the loss before income taxes, for the comparable 2015 period. The 2016 effective tax rate was impacted by revisions to projections of full year 2016 results, as well as the Company’s inability to record a tax benefit on certain state tax attributes. Income taxes in the second quarter of 2016 included discrete tax benefits of $2.8 million and income taxes in the second quarter of 2015 included discrete tax expense of $0.7 million.
For the first six months of 2016, the benefit for income taxes was $60.1 million, or 34.6% of the loss before income taxes, compared to a provision for income taxes of $0.3 million, for the 2015 comparable period. The first six months of 2016 included discrete tax benefits of $3.6 million and income taxes in the first six months of 2015 included discrete tax expense of $0.9 million, primarily associated with adjustments to foreign taxes.
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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total sales:
High Performance Materials & Components	$511.1	$533.5	$1,019.0	$1,098.4
Flat Rolled Products	324.3	533.5	605.5	1,138.2
	835.4	1,067.0	1,624.5	2,236.6
Intersegment sales:
High Performance Materials & Components	12.7	22.4	27.6	44.5
Flat Rolled Products	12.2	22.1	28.9	44.1
	24.9	44.5	56.5	88.6
Sales to external customers:
High Performance Materials & Components	498.4	511.1	991.4	1,053.9
Flat Rolled Products	312.1	511.4	576.6	1,094.1
	$810.5	$1,022.5	$1,568.0	$2,148.0
Operating profit (loss):
High Performance Materials & Components	$38.8	$44.4	$67.9	$117.3
Flat Rolled Products	(31.8)	(23.2)	(141.4)	(30.0)
Total operating profit (loss)	7.0	21.2	(73.5)	87.3
LIFO and net realizable value reserves	0.4	0.2	0.4	0.2
Corporate expenses	(11.8)	(10.1)	(22.8)	(22.9)
Closed company and other expenses	(5.7)	(6.1)	(9.2)	(12.1)
Restructuring charges	(1.0)	—	(10.0)	—
Interest expense, net	(30.3)	(26.8)	(58.6)	(53.5)
Loss before income taxes	$(41.4)	$(21.6)	$(173.7)	$(1.0)

The first six months of 2016 include $10.0 million of restructuring charges for severance obligations. During the first quarter of 2016, a $9.0 million charge was recorded for severance obligations in the Flat Rolled Products (FRP) operations, with the reduction of approximately one-third of FRP’s salaried workforce through the elimination of over 250 positions, which is expected to be completed by the end of 2016. During the second quarter of 2016, an additional $1.0 million charge was recorded for severance obligations for approximately 20 employees in the High Performance Materials & Components segment. These severance charges were excluded from segment operating results. Reserves for restructuring charges at June 30, 2016 were approximately $11 million, consisting of severance charges and idling costs incurred in both 2015 and 2016, the majority of which are expected to be paid in 2016.

Note 10. Redeemable Noncontrolling Interest
During the first six months of 2016, the 15.0% redeemable noncontrolling interest in ATI Flowform Products was purchased by ATI at the $12.1 million acquisition date carrying value, resulting in no remaining redeemable noncontrolling interest held in ATI Flowform Products as of June 30, 2016.
Note 11. Per Share Information
The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended		Six months ended
(In millions, except per share amounts)	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Numerator for basic loss per common share –
Loss attributable to ATI	$(18.8)	$(16.4)	$(120.0)	$(6.4)
Redeemable noncontrolling interest (Note 10)	—	—	—	(0.1)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	—	—	—
Numerator for diluted loss per common share –
Loss attributable to ATI after assumed conversions	$(18.8)	$(16.4)	$(120.0)	$(6.5)
Denominator:
Denominator for basic net loss per common share – weighted average shares	107.3	107.3	107.3	107.2
Effect of dilutive securities:
Share-based compensation	—	—	—	—
4.75% Convertible Senior Notes due 2022	—	—	—	—
Denominator for diluted net loss per common share – adjusted weighted average shares and assumed conversions	107.3	107.3	107.3	107.2
Basic loss attributable to ATI per common share	$(0.18)	$(0.15)	$(1.12)	$(0.06)
Diluted loss attributable to ATI per common share	$(0.18)	$(0.15)	$(1.12)	$(0.06)
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 9.3 million and 5.0 million anti-dilutive shares for the three and six month periods ended June 30, 2016, respectively. There were 1.2 million and 1.0 million anti-dilutive shares for the three and six month periods ended June 30, 2015, respectively.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$0.4	$3.9	$318.0	$—	$322.3
Accounts receivable, net	0.1	121.0	371.4	—	492.5
Intercompany notes receivable	—	—	2,740.3	(2,740.3)	—
Inventories, net	—	141.4	952.9	—	1,094.3
Prepaid expenses and other current assets	12.3	7.0	24.0	—	43.3
Total current assets	12.8	273.3	4,406.6	(2,740.3)	1,952.4
Property, plant and equipment, net	1.7	1,590.8	1,366.4	—	2,958.9
Goodwill	—	—	646.9	—	646.9
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	5,814.7	37.7	—	(5,852.4)	—
Other assets	16.8	26.4	259.6	—	302.8
Total assets	$5,846.0	$1,928.2	$6,879.5	$(8,792.7)	$5,861.0
Liabilities and stockholders’ equity:
Accounts payable	$3.8	$117.9	$186.5	$—	$308.2
Accrued liabilities	36.5	90.6	163.7	—	290.8
Intercompany notes payable	1,240.9	1,499.4	—	(2,740.3)	—
Short-term debt and current portion of long-term debt	0.7	0.3	5.7	—	6.7
Total current liabilities	1,281.9	1,708.2	355.9	(2,740.3)	605.7
Long-term debt	1,620.4	150.0	99.7	—	1,870.1
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	246.8	69.7	—	316.5
Pension liabilities	775.2	4.8	46.7	—	826.7
Deferred income taxes	52.8	—	—	—	52.8
Other long-term liabilities	16.4	19.1	54.4	—	89.9
Total liabilities	3,746.7	2,328.9	626.4	(2,940.3)	3,761.7
Total stockholders’ equity (deficit)	2,099.3	(400.7)	6,253.1	(5,852.4)	2,099.3
Total liabilities and stockholders’ equity	$5,846.0	$1,928.2	$6,879.5	$(8,792.7)	$5,861.0

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended June 30, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$260.9	$549.6	$—	$810.5
Cost of sales	9.6	286.9	465.8	—	762.3
Gross profit (loss)	(9.6)	(26.0)	83.8	—	48.2
Selling and administrative expenses	20.6	4.9	33.8	—	59.3
Restructuring charges	—	—	1.0	—	1.0
Operating income (loss)	(30.2)	(30.9)	49.0	—	(12.1)
Interest income (expense), net	(33.7)	(17.6)	21.0	—	(30.3)
Other income (loss) including equity in income of unconsolidated subsidiaries	22.5	0.3	0.9	(22.7)	1.0
Income (loss) before income tax provision (benefit)	(41.4)	(48.2)	70.9	(22.7)	(41.4)
Income tax provision (benefit)	(25.9)	(17.6)	25.8	(8.2)	(25.9)
Net income (loss)	(15.5)	(30.6)	45.1	(14.5)	(15.5)
Less: Net income attributable to noncontrolling interests	—	—	3.3	—	3.3
Net income (loss) attributable to ATI	$(15.5)	$(30.6)	$41.8	$(14.5)	$(18.8)
Comprehensive income (loss) attributable to ATI	$4.2	$(29.3)	$33.7	$(6.2)	$2.4

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the six months ended June 30, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$474.7	$1,093.3	$—	$1,568.0
Cost of sales	29.0	585.4	938.6	—	1,553.0
Gross profit (loss)	(29.0)	(110.7)	154.7	—	15.0
Selling and administrative expenses	42.5	14.6	64.8	—	121.9
Restructuring charges	—	9.0	1.0	—	10.0
Operating income (loss)	(71.5)	(134.3)	88.9	—	(116.9)
Interest income (expense), net	(64.9)	(31.7)	38.0	—	(58.6)
Other income (loss) including equity in income of unconsolidated subsidiaries	(37.3)	0.4	1.7	37.0	1.8
Income (loss) before income tax provision (benefit)	(173.7)	(165.6)	128.6	37.0	(173.7)
Income tax provision (benefit)	(60.1)	(61.0)	49.5	11.5	(60.1)
Net income (loss)	(113.6)	(104.6)	79.1	25.5	(113.6)
Less: Net income attributable to noncontrolling interests	—	—	6.4	—	6.4
Net income (loss) attributable to ATI	$(113.6)	$(104.6)	$72.7	$25.5	$(120.0)
Comprehensive income (loss) attributable to ATI	$(75.8)	$(87.2)	$61.0	$22.8	$(79.2)

Condensed Statements of Cash Flows
For the six months ended June 30, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(50.5)	$(166.8)	$183.7	$—	$(33.6)
Investing Activities:
Purchases of property, plant and equipment	(0.3)	(85.3)	(59.7)	—	(145.3)
Net receipts/(payments) on intercompany activity	—	—	(43.5)	43.5	—
Asset disposals and other	—	—	1.8	—	1.8
Cash flows provided by (used in) investing activities	(0.3)	(85.3)	(101.4)	43.5	(143.5)
Financing Activities:
Borrowings on long-term debt	287.5	—	100.0	—	387.5
Payments on long-term debt and capital leases	(0.3)	(0.1)	(0.2)	—	(0.6)
Net borrowings under credit facilities	—	—	2.5	—	2.5
Debt issuance costs	(9.4)	—	(1.0)	—	(10.4)
Net receipts/(payments) on intercompany activity	(209.8)	253.3	—	(43.5)	—
Dividends paid to stockholders	(17.2)	—	—	—	(17.2)
Acquisition of noncontrolling interests	—	—	(12.2)	—	(12.2)
Cash flows provided by (used in) financing activities	50.8	253.2	89.1	(43.5)	349.6
Increase (decrease) in cash and cash equivalents	$—	$1.1	$171.4	$—	$172.5

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended June 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$436.7	$585.8	$—	$1,022.5
Cost of sales	10.6	429.0	505.9	—	945.5
Gross profit (loss)	(10.6)	7.7	79.9	—	77.0
Selling and administrative expenses	21.4	9.4	41.6	—	72.4
Operating income (loss)	(32.0)	(1.7)	38.3	—	4.6
Interest income (expense), net	(28.6)	(12.5)	14.3	—	(26.8)
Other income (loss) including equity in income of unconsolidated subsidiaries	39.0	0.2	0.5	(39.1)	0.6
Income (loss) before income tax provision (benefit)	(21.6)	(14.0)	53.1	(39.1)	(21.6)
Income tax provision (benefit)	(7.7)	(4.6)	22.3	(17.7)	(7.7)
Net income (loss)	(13.9)	(9.4)	30.8	(21.4)	(13.9)
Less: Net income attributable to noncontrolling interests	—	—	2.5	—	2.5
Net income (loss) attributable to ATI	$(13.9)	$(9.4)	$28.3	$(21.4)	$(16.4)
Comprehensive income (loss) attributable to ATI	$10.1	$(6.4)	$47.4	$(44.0)	$7.1

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the six months ended June 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$945.2	$1,202.8	$—	$2,148.0
Cost of sales	12.8	933.0	1,015.7	—	1,961.5
Gross profit (loss)	(12.8)	12.2	187.1	—	186.5
Selling and administrative expenses	47.2	21.1	67.2	—	135.5
Operating income (loss)	(60.0)	(8.9)	119.9	—	51.0
Interest income (expense), net	(56.6)	(24.7)	27.8	—	(53.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	115.6	0.6	1.1	(115.8)	1.5
Income (loss) before income tax provision (benefit)	(1.0)	(33.0)	148.8	(115.8)	(1.0)
Income tax provision (benefit)	0.3	(11.2)	56.4	(45.2)	0.3
Net income (loss)	(1.3)	(21.8)	92.4	(70.6)	(1.3)
Less: Net income attributable to noncontrolling interests	—	—	5.1	—	5.1
Net income (loss) attributable to ATI	$(1.3)	$(21.8)	$87.3	$(70.6)	$(6.4)
Comprehensive income (loss) attributable to ATI	$23.1	$(15.5)	$85.2	$(75.1)	$17.7

Condensed Statements of Cash Flows
For the six months ended June 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(38.0)	$(98.1)	$227.6	$—	$91.5
Investing Activities:
Purchases of property, plant and equipment	—	(26.0)	(37.3)	—	(63.3)
Purchases of businesses, net of cash acquired	—	—	(0.5)	—	(0.5)
Net receipts/(payments) on intercompany activity	—	—	(206.4)	206.4	—
Asset disposals and other	—	0.2	(0.2)	—	—
Cash flows provided by (used in) investing activities	—	(25.8)	(244.4)	206.4	(63.8)
Financing Activities:
Net receipts/(payments) on intercompany activity	81.3	125.1	—	(206.4)	—
Dividends paid to stockholders	(38.6)	—	—	—	(38.6)
Other	(1.7)	(0.1)	(5.9)	—	(7.7)
Cash flows provided by (used in) financing activities	41.0	125.0	(5.9)	(206.4)	(46.3)
Increase (decrease) in cash and cash equivalents	$3.0	$1.1	$(22.7)	$—	$(18.6)
Note 13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended June 30, 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, March 31, 2016		$(925.1)		$(51.5)		$—		$(18.3)	$(994.9)
OCI before reclassifications		—		(8.3)		—		16.3	8.0
Amounts reclassified from AOCI	(a)	11.4	(b)	—	(b)	—	(c)	1.8	13.2
Net current-period OCI		11.4		(8.3)		—		18.1	21.2
Balance, June 30, 2016		$(913.7)		$(59.8)		$—		$(0.2)	$(973.7)
Attributable to noncontrolling interests:
Balance, March 31, 2016		$—		$17.9		$—		$—	$17.9
OCI before reclassifications		—		(1.5)		—		—	(1.5)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.5)		—		—	(1.5)
Balance, June 30, 2016		$—		$16.4		$—		$—	$16.4

The changes in AOCI by component, net of tax, for the six month period ended June 30, 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2015		$(951.2)		$(47.6)		$—		$(15.7)	$(1,014.5)
OCI before reclassifications		13.9		(12.2)		—		10.6	12.3
Amounts reclassified from AOCI	(a)	23.6	(b)	—	(b)	—	(c)	4.9	28.5
Net current-period OCI		37.5		(12.2)		—		15.5	40.8
Balance, June 30, 2016		$(913.7)		$(59.8)		$—		$(0.2)	$(973.7)
Attributable to noncontrolling interests:
Balance, December 31, 2015		$—		$19.4		$—		$—	$19.4
OCI before reclassifications		—		(3.0)		—		—	(3.0)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.0)		—		—	(3.0)
Balance, June 30, 2016		$—		$16.4		$—		$—	$16.4

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

The changes in AOCI by component, net of tax, for the three month period ended June 30, 2015 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, March 31, 2015		$(919.0)		$(37.8)		$—		$26.0	$(930.8)
OCI before reclassifications		—		18.8		(0.1)		(6.4)	12.3
Amounts reclassified from AOCI	(a)	12.5	(b)	—	(b)	—	(c)	(1.3)	11.2
Net current-period OCI		12.5		18.8		(0.1)		(7.7)	23.5
Balance, June 30, 2015		$(906.5)		$(19.0)		$(0.1)		$18.3	$(907.3)
Attributable to noncontrolling interests:
Balance, March 31, 2015		$—		$24.8		$—		$—	$24.8
OCI before reclassifications		—		0.5		—		—	0.5
Amounts reclassified from AOCI		—		—		—		—	—
Net current-period OCI		—		0.5		—		—	$0.5
Balance, June 30, 2015		$—		$25.3		$—		$—	$25.3

The changes in AOCI by component, net of tax, for the six month period ended June 30, 2015 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2014		$(931.5)		$(16.2)		$—		$16.3	$(931.4)
OCI before reclassifications		—		(2.8)		(0.1)		5.0	2.1
Amounts reclassified from AOCI	(a)	25.0	(b)	—	(b)	—	(c)	(3.0)	22.0
Net current-period OCI		25.0		(2.8)		(0.1)		2.0	24.1
Balance, June 30, 2015		$(906.5)		$(19.0)		$(0.1)		$18.3	$(907.3)
Attributable to noncontrolling interests:
Balance, December 31, 2014		$—		$25.0		$—		$—	$25.0
OCI before reclassifications		—		0.3		—		—	0.3
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		0.3		—		—	$0.3
Balance, June 30, 2015		$—		$25.3		$—		$—	$25.3

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

Reclassifications out of AOCI for the three and six month periods ended June 30, 2016 and 2015 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended June 30, 2016	Three months ended June 30, 2015		Six months ended June 30, 2016	Six months ended June 30, 2015		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$0.5	$(1.5)	(a)	$(0.4)	$(3.0)	(a)
Actuarial losses	(18.8)	(18.7)	(a)	(37.5)	(37.4)	(a)
	(18.3)	(20.2)	(c)	(37.9)	(40.4)	(c)	Total before tax
	(6.9)	(7.7)		(14.3)	(15.4)		Tax benefit
	$(11.4)	$(12.5)		$(23.6)	$(25.0)		Net of tax
Derivatives
Nickel and other raw material contracts	$(6.1)	$(3.9)	(b)	$(12.4)	$(7.5)	(b)
Natural gas contracts	(4.7)	(3.9)	(b)	(11.0)	(7.8)	(b)
Electricity contracts	—	—	(b)	—	(0.2)	(b)
Foreign exchange contracts	7.9	9.9	(b)	15.5	20.3	(b)
	(2.9)	2.1	(c)	(7.9)	4.8	(c)	Total before tax
	(1.1)	0.8		(3.0)	1.8		Tax provision (benefit)
	$(1.8)	$1.3		$(4.9)	$3.0		Net of tax

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
At June 30, 2016, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Overview
ATI is one of the largest and most diversified specialty materials and components producers in the world. We use innovative technologies to offer global markets a wide range of specialty materials solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium and related alloys, advanced powder alloys, stainless and specialty steel alloys, forgings, castings, components, and machining capabilities. Our specialty materials are produced in a wide range of alloys and product forms and are selected for use in applications that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. We are a fully integrated supplier, from alloy development, to raw materials (for titanium sponge) to melting and hot-working (for other specialty alloy systems), through highly engineered finished components.
A new four-year labor agreement with employees represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW), mainly in our Flat Rolled Products (FRP) business, was ratified on March 4, 2016, and these employees began returning to work in mid-March. The second quarter and first six months 2016 results were negatively impacted by $22 million and $48 million, respectively, of costs associated with the work stoppage and return to work of USW-represented employees. These conditions primarily affected the FRP segment. The new labor agreement includes important changes to retirement benefit programs, including a freeze to new entrants to ATI’s defined benefit pension plan and the elimination of retiree medical benefits for new employees. As a result of the changes, we will ratably recognize approximately $8 million of lower retirement benefit expense in the FRP segment in the March through December 2016 period. This benefit change is also expected to favorably impact future years.
Our second quarter 2016 results were sales of $810.5 million and a loss before tax of $41.4 million, or (5.1)% of sales, compared to sales of $1.02 billion and a loss before tax of $21.6 million, or (2.1)% of sales, for the second quarter 2015. The Company’s second quarter 2016 results include a $1 million severance charge, which is excluded from segment results, as we continue to streamline our High Performance Materials & Components (HPMC) operations. Second quarter 2016 net loss attributable to ATI was $18.8 million, or $(0.18) per share, compared to net loss attributable to ATI of $16.4 million, or $(0.15) per share, for the second quarter 2015. Second quarter 2016 results reflect an above-normal income tax rate benefit of 62.6%, decreasing the Company’s loss by $11 million compared to the tax benefit that would apply at a standard U.S. federal 35% income tax rate.
Compared to the second quarter 2015, sales decreased 39% in the FRP business segment and 2% in the HPMC business segment, including the effects of declining raw material surcharges within selling prices compared to the second quarter 2015.
Results for the first six months of 2016 were sales of $1.57 billion and a loss before tax of $173.7 million, or (11.1)% of sales, compared to sales of $2.15 billion and a loss before tax of $1.0 million, for the first six months of 2015. The Company’s 2016 results include a $10.0 million charge for severance obligations, $9.0 million for the reduction of approximately one-third of FRP’s salaried workforce through the elimination of over 250 positions and the remaining $1.0 million for the HPMC segment as discussed above. The first six months of 2016 net loss attributable to ATI was $120.0 million, or $(1.12) per share, compared to a net loss attributable to ATI of $6.4 million, or $(0.06) per share, for the first six months of 2015. On a year-to-date basis, ATI’s 2016 effective tax rate was 34.6%.
Compared to the first six months of 2015, sales decreased 47% in the FRP business segment and 6% in the HPMC business segment. The lower FRP segment sales are primarily due to lower commodity stainless steel sheet and grain-oriented electrical steel (GOES) flat-rolled products’ sales due to the idling of production capacity for these products in early 2016. The HPMC segment reflects stronger sales to the commercial aerospace market, offset by further weakening in demand from the oil & gas/chemical & hydrocarbon processing industry, government aerospace/defense, and the construction and mining equipment markets.
ATI’s sales to the aerospace and defense market increased to 51% of total sales in the first six months of 2016, from 37% in the first six months of 2015. This market mix change is driven in large part by the growth of ATI’s next-generation mill products, forgings, and castings as well as legacy forgings and castings that are new to ATI, combined with our decision to reduce our production of heavily commoditized stainless sheet and GOES products. As a result of continuing weak demand, ATI sales to the oil & gas/chemical & hydrocarbon processing market declined significantly to 8% from 18% using the same comparison period.

Demand from the global aerospace and defense, oil & gas/chemical & hydrocarbon processing industry, electrical energy, automotive and medical markets represented 81% of our sales for the three months ended June 30, 2016 and 82% for the six months ended June 30, 2016. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and six month periods ended June 30, 2016 and 2015 were as follows:

	Three months ended		Three months ended
Market	June 30, 2016		June 30, 2015
Aerospace & Defense	$407.3	50%	$386.9	38%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	72.4	9%	173.1	17%
Electrical Energy	64.8	8%	102.1	10%
Automotive	57.7	7%	82.2	8%
Medical	54.7	7%	57.1	6%
Subtotal - Key Markets	656.9	81%	801.4	79%
Food Equipment & Appliances	45.6	6%	64.1	6%
Construction/Mining	42.2	5%	63.7	6%
Electronics/Computers/Communication	22.6	3%	28.2	3%
Transportation	21.9	3%	42.5	4%
Conversion Services & Other	21.3	2%	22.6	2%
Total	$810.5	100%	$1,022.5	100%

	Six months ended		Six months ended
Market	June 30, 2016		June 30, 2015
Aerospace & Defense	$804.7	51%	$794.3	37%
Electrical Energy	138.2	9%	210.4	10%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	131.4	8%	383.3	18%
Automotive	109.2	7%	178.5	8%
Medical	104.4	7%	115.0	5%
Subtotal - Key Markets	1,287.9	82%	1,681.5	78%
Food Equipment & Appliances	76.3	5%	135.0	6%
Construction/Mining	73.7	5%	143.8	7%
Electronics/Computers/Communication	46.5	3%	61.5	3%
Transportation	40.1	2%	82.0	4%
Conversion Services & Other	43.5	3%	44.2	2%
Total	$1,568.0	100%	$2,148.0	100%

For the second quarter 2016, international sales decreased 25% to $330 million and represented 41% of total sales, compared to $441 million or 43% of total sales for the second quarter 2015. This decrease was primarily the result of lower international sales of commodity stainless steel sheet products. ATI’s international sales are mostly to the aerospace, oil & gas, chemical & hydrocarbon processing industry, electrical energy, automotive and medical markets. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, and precision and engineered strip) excluding GOES represented 84% of total sales for the three months ended June 30, 2016. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended June 30,
	2016	2015
High-Value Products
Nickel-based alloys and specialty alloys	27%	28%
Titanium and titanium alloys	19%	16%
Precision forgings, castings and components	17%	13%
Precision and engineered strip	13%	13%
Zirconium and related alloys	8%	7%
Total High-Value Products, excluding GOES	84%	77%
GOES	1%	4%
Total High-Value Products, including GOES	85%	81%
Standard Products
Specialty stainless sheet	4%	6%
Stainless steel sheet	7%	9%
Stainless steel plate and other	4%	4%
Total Standard Products	15%	19%
Grand Total	100%	100%
For the first six months of 2016, international sales decreased 29% to $634 million and represented 40% of total sales, compared to $895 million or 42% of total sales for the first six months of 2015. This decrease was also primarily the result of lower international sales of commodity stainless steel sheet products. Sales of our high-value products excluding GOES represented 85% of total sales for the six months ended June 30, 2016. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Six months ended June 30,
	2016	2015
High-Value Products
Nickel-based alloys and specialty alloys	28%	29%
Titanium and titanium alloys	20%	16%
Precision forgings, castings and components	17%	13%
Precision and engineered strip	12%	12%
Zirconium and related alloys	8%	6%
Total High-Value Products, excluding GOES	85%	76%
GOES	2%	4%
Total High-Value Products, including GOES	87%	80%
Standard Products
Specialty stainless sheet	4%	7%
Stainless steel sheet	6%	10%
Stainless steel plate and other	3%	3%
Total Standard Products	13%	20%
Grand Total	100%	100%

Total titanium mill product shipments, including Uniti joint venture conversion, were 8.4 million pounds in the second quarter 2016, bringing the first six months of 2016 to a total of 16.6 million pounds. These volumes represent a 9% decrease compared to the second quarter of 2015 and a 13% decrease compared to the first six months of 2015, due to continued weak demand from global industrial markets.
Segment operating profit for the second quarter 2016 was $7.0 million, or 0.9% of sales, compared to segment operating profit of $21.2 million, or 2.1% of sales for the second quarter 2015. For the first six months of 2016, segment operating loss was $73.5 million, or (4.7)% of sales, compared to segment operating profit of $87.3 million, or 4.1% of sales, for the first six months of 2015. Segment operating profit as a percentage of sales for the three and six month periods ended June 30, 2016 and 2015 was:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
High Performance Materials & Components	7.8%	8.7%	6.8%	11.1%
Flat Rolled Products	(10.2)%	(4.5)%	(24.5)%	(2.7)%
Segment operating profit for the second quarter 2016 in the HPMC segment was $38.8 million, or 7.8% of sales, compared to $44.4 million, or 8.7% of sales, for the second quarter 2015. HPMC segment results for the second quarter were negatively impacted by $9 million of high production costs due to low operating rates at our Rowley, UT titanium sponge facility. Segment operating profit for the first six months of 2016 in the HPMC segment was $67.9 million, or 6.8% of sales, compared to $117.3 million, or 11.1% of sales, for the first six months of 2015. The FRP segment operating loss for the second quarter 2016 was $31.8 million, or (10.2)% of sales, compared to a segment operating loss of $23.2 million, or (4.5)% of sales, for the second quarter 2015. The FRP segment operating loss for the first six months of 2016 was $141.4 million, or (24.5)% of sales, compared to a segment operating loss of $30.0 million, or (2.7)% of sales, for the first six months of 2015. FRP was unfavorably impacted by operating costs and inefficiencies as discussed earlier in addition to higher operating costs as we moved through the process of reducing production levels and then idling our two facilities used in the production of commodity stainless sheet and GOES products. In the first quarter 2016, we completed the previously-announced idling of the standard/commodity stainless melt shop and finishing operations at our Flat Rolled Products’ Midland, PA facility. The idling of our GOES operations, including the Bagdad, PA facility, was completed during the second quarter of 2016. The restart of these idled operations depends on future business conditions and ATI’s ability to earn an acceptable return on invested capital on products manufactured at these facilities.

Our 2016 operating results reflect two differently situated businesses. Our HPMC segment is beginning to realize the benefits of the growth phase of next-generation commercial airplanes and jet engines. Compared to the fourth quarter of 2015, we expect operating levels throughout our HPMC operations to continue to increase as we progress through 2016, driven primarily by the commercial aerospace market. We expect HPMC segment operating profit as a percentage of sales to return to low double-digit levels in the second half of the year.

In our FRP segment, our second quarter 2016 results demonstrate that we are making progress in our journey toward a consistently profitable business, during a period of continuing low raw material prices, global stainless steel sheet and strip overcapacity, and uncertain end market demand. While FRP operational performance is improving compared to the last few fiscal quarters, more work remains as we continue our rightsizing and restructuring activities to streamline and simplify this business. While we expect a further reduction in operating losses in the third quarter 2016, compared to the second quarter, third quarter results for FRP are expected to be impacted by higher maintenance expenses, including planned equipment upgrades in our finishing operations. As we continue to reposition this business to a higher-value more differentiated product mix, we expect shipments of our specialty coil and plate products to increase in the second half of 2016 and benefit from the Hot-Rolling and Processing Facility (HRPF) capabilities, particularly for our 48”-wide nickel-based alloy sheet. As a result of these initiatives we continue to believe that the FRP segment will be modestly profitable in the fourth quarter 2016.
Business Segment Results
High Performance Materials & Components (HPMC) Segment
Second quarter 2016 sales decreased 2.5% to $498.4 million compared to the second quarter 2015, across most product forms, due to both lower shipment volumes and lower selling prices for most products, which include the effects of lower raw material surcharges. Compared to the second quarter 2015, sales of nickel-based and specialty alloys were down 10%, sales of titanium and titanium-related alloys and zirconium and related alloys were both down 1%, and sales of precision forgings, castings and components were up 4%. Demand from the aerospace and defense market continues to drive HPMC results, with jet engine and airframe products representing 42% and 20%, respectively, of total second quarter 2016 segment sales. Sales to the aerospace and defense market increased 6% compared to the prior year quarter, with sales to the commercial jet engine aerospace market up 17% and commercial airframe sales down 4%. Sales to the oil & gas/chemical & hydrocarbon processing industry decreased 61% compared to the second quarter 2015, reflecting continued weak demand in the oil & gas market for exploration and other down-hole applications. Sales to the medical market were down 4% and sales to the electrical energy market increased 8%, both compared to the prior year second quarter.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2016 and 2015 is as follows:

	Three months ended		Three months ended
Market	June 30, 2016		June 30, 2015
Aerospace & Defense:
Jet Engines	$208.4	42%	$177.8	35%
Airframes	97.7	20%	102.0	20%
Government Aerospace & Defense	60.4	12%	67.6	13%
Total Aerospace & Defense	366.5	74%	347.4	68%
Medical	51.4	10%	53.4	10%
Electrical Energy	36.0	7%	33.3	7%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	12.0	3%	30.8	6%
Construction/Mining	10.1	2%	11.6	2%
Transportation	6.1	1%	13.8	3%
Other	16.3	3%	20.8	4%
Total	$498.4	100%	$511.1	100%
International sales represented 46% of total segment sales for the second quarter 2016. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the three months ended June 30, 2016 and 2015, is as follows:

	Three months ended June 30,
	2016	2015
High-Value Products
Titanium and titanium alloys	30%	29%
Nickel-based alloys and specialty alloys	29%	31%
Precision forgings, castings and components	28%	27%
Zirconium and related alloys	13%	13%
Total High-Value Products	100%	100%
Segment operating profit in the second quarter 2016 decreased to $38.8 million, or 7.8% of total sales, compared to $44.4 million, or 8.7% of total sales, for the second quarter 2015, primarily as a result of lower utilization based on weak demand from the oil & gas/chemical & hydrocarbon processing market, and from the construction and mining equipment market. Segment results for the second quarter were impacted by $9 million of high production costs due to low operating rates at our Rowley, UT titanium sponge facility.
For the six months ended June 30, 2016, segment sales decreased 5.9% to $991.4 million compared to the first six months of 2015, primarily as a result of lower sales to the oil & gas/chemical & hydrocarbon processing industry reflecting continued weak demand in the oil & gas market for exploration and other down-hole applications. Sales to the aerospace and defense market were 2% higher than the prior year to date period, led by commercial jet engine sales, which were 14% higher.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2016 and 2015 is as follows:

	Six months ended		Six months ended
Market	June 30, 2016		June 30, 2015
Aerospace & Defense:
Jet Engines	$409.8	41%	$360.3	34%
Airframes	190.5	19%	215.7	20%
Government Aerospace & Defense	124.2	13%	136.1	13%
Total Aerospace & Defense	724.5	73%	712.1	67%
Medical	98.9	10%	108.1	10%
Electrical Energy	70.6	7%	69.0	6%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	26.5	3%	70.7	7%
Construction/Mining	20.7	2%	28.3	3%
Transportation	14.0	1%	28.4	3%
Other	36.2	4%	37.3	4%
Total	$991.4	100%	$1,053.9	100%
International sales represented 45% of total segment sales for the first six months of 2016. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the six months ended June 30, 2016 and 2015, is as follows:

	Six months ended June 30,
	2016	2015
High-Value Products
Titanium and titanium alloys	30%	30%
Nickel-based alloys and specialty alloys	29%	32%
Precision forgings, castings and components	28%	26%
Zirconium and related alloys	13%	12%
Total High-Value Products	100%	100%
Segment operating profit in the first six months of 2016 decreased to $67.9 million, or 6.8% of total sales, compared to $117.3 million, or 11.1% of total sales, for the first six months of 2015, primarily as a result of lower utilization based on weak demand from the oil & gas/chemical & hydrocarbon processing market. Segment results in 2016 continued to be negatively impacted by $18 million of high production costs due to low operating rates at our Rowley, UT titanium sponge facility, and first half 2016 results also include $5.3 million of non-recurring work stoppage and return to work costs.
Flat Rolled Products (FRP) Segment
Second quarter 2016 sales decreased 39% compared to the second quarter 2015, to $312.1 million, primarily due to lower shipments and lower prices across all flat-rolled product categories due primarily to the idling of production facilities for commodity stainless sheet and GOES. Shipments of standard stainless products decreased 30%, reflecting the continuing impacts of a surge of low-priced imports, primarily from China, and ongoing, aggressive inventory reductions by distribution customers. Shipments of high-value products decreased 33%, led by a 78% reduction in GOES volume. In July 2016, the U.S. Department of Commerce announced its preliminary determination that imports of stainless steel sheet and strip from China are benefiting from unfair government subsidies and such imports will begin to be subject to countervailing duties. Average selling prices decreased 15% for standard stainless products and 8% for high-value products. Significantly lower raw material surcharges versus year-ago levels contributed to the decline in sales and selling prices. Second quarter 2016 FRP segment titanium shipments, including Uniti joint venture conversion, were 1.0 million pounds, a 39% decrease compared to the second quarter 2015, reflecting weaker project-based demand from industrial titanium markets.
In the first quarter 2016, we completed the previously-announced idling of the standard/commodity stainless melt shop and finishing operations at our Flat Rolled Products’ Midland, PA facility. The idling of our GOES operations, including the Bagdad, PA facility, was completed during the second quarter of 2016. The restart of these idled operations depends on future business conditions and ATI’s ability to earn an acceptable return on invested capital on products manufactured at these facilities.

Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2016 and 2015 is as follows:

	Three months ended		Three months ended
Market	June 30, 2016		June 30, 2015
Oil & Gas/Chemical & Hydrocarbon Processing Industry	$60.4	19%	$142.3	28%
Automotive	56.2	18%	80.7	16%
Food Equipment & Appliances	45.5	15%	63.8	12%
Aerospace & Defense	40.8	13%	39.5	8%
Construction/Mining	32.1	10%	52.0	10%
Electrical Energy	28.7	9%	68.7	13%
Electronics/Computers/Communication	21.9	7%	26.5	5%
Transportation	15.8	5%	28.6	6%
Medical	3.3	1%	3.6	1%
Other	7.4	3%	5.7	1%
Total	$312.1	100%	$511.4	100%
International sales represented 33% of total segment sales for the second quarter 2016. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the three months ended June 30, 2016 and 2015, is as follows:

	Three months ended June 30,
	2016	2015
High-Value Products
Precision and engineered strip	34%	26%
Nickel-based alloys and specialty alloys	26%	26%
Titanium and titanium alloys	3%	4%
Total High-Value Products, excluding GOES	63%	56%
GOES	3%	9%
Total High-Value Products, including GOES	66%	65%
Standard Products
Stainless steel sheet	19%	18%
Specialty stainless sheet	10%	13%
Stainless steel plate	5%	4%
Total Standard Products	34%	35%
Grand Total	100%	100%
Segment operating loss was $31.8 million, or (10.2)% of sales, for the second quarter 2016, compared to a segment operating loss of $23.2 million, or (4.5)% of sales, for the second quarter 2015. Segment operating results in the second quarter 2016 were primarily driven by lower shipment volumes and selling prices, and reduced operating efficiencies during the work stoppage. FRP results include $22.4 million in non-recurring operating costs related to higher-cost material produced prior to the work stoppage, and higher conversion costs during the return to more normal operating levels. FRP results were also negatively impacted by higher operating costs as we moved through the process of reducing production levels and then idling two facilities used in the production of commodity stainless sheet and GOES products.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended June 30, 2016 and 2015 is provided in the following table:

	Three months ended June 30,		%
	2016	2015	Change
Volume (000’s pounds):
High-Value	86,814	130,061	(33)%
Standard	103,558	148,794	(30)%
Total	190,372	278,855	(32)%
Average prices (per lb.):
High-Value	$2.36	$2.56	(8)%
Standard	$1.01	$1.19	(15)%
Combined Average	$1.62	$1.83	(11)%
For the first six months of 2016, sales decreased 47% compared to the first six months of 2015, to $576.6 million, primarily due to lower shipments and lower selling prices across all flat-rolled product categories. The first six months of 2016 FRP segment titanium shipments, including Uniti joint venture conversion, were 1.9 million pounds, a 47% decrease compared to the first six months of 2015, reflecting weaker project-based demand from industrial titanium markets.
Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2016 and 2015 is as follows:

	Six months ended		Six months ended
Market	June 30, 2016		June 30, 2015
Automotive	$105.2	18%	$175.6	16%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	104.9	18%	312.7	29%
Aerospace & Defense	80.3	14%	82.2	7%
Food Equipment & Appliances	75.6	13%	134.0	12%
Electrical Energy	67.6	12%	141.4	13%
Construction/Mining	53.0	9%	115.6	11%
Electronics/Computers/Communication	44.9	8%	58.8	5%
Transportation	26.1	5%	53.6	5%
Medical	5.5	1%	6.9	1%
Other	13.5	2%	13.3	1%
Total	$576.6	100%	$1,094.1	100%

International sales represented 33% of total segment sales for the first six months of 2016. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the six months ended June 30, 2016 and 2015, is as follows:

	Six months ended June 30,
	2016	2015
High-Value Products
Precision and engineered strip	34%	25%
Nickel-based alloys and specialty alloys	28%	27%
Titanium and titanium alloys	4%	3%
Total High-Value Products, excluding GOES	66%	55%
GOES	5%	8%
Total High-Value Products, including GOES	71%	63%
Standard Products
Stainless steel sheet	15%	20%
Specialty stainless sheet	10%	13%
Stainless steel plate	4%	4%
Total Standard Products	29%	37%
Grand Total	100%	100%
Segment operating loss was $141.4 million, or (24.5)% of sales, for the first six months of 2016, compared to a segment operating loss of $30.0 million, or (2.7)% of sales, for the first six months of 2015. Segment operating results in the first six months of 2016 were primarily driven by lower shipment volumes and selling prices, and reduced operating efficiencies during the recent work stoppage. 2016 FRP segment results include $43 million of non-recurring operating costs related to higher-cost material produced prior to the work stoppage, higher conversion costs during the return to more normal operating levels, and costs associated with contractual obligations in the return to work agreement for represented employees.

Comparative shipment volume and average selling price information of the segment’s products for the six months ended June 30, 2016 and 2015 is provided in the following table:

	Six months ended June 30,		%
	2016	2015	Change
Volume (000’s pounds):
High-Value	171,603	259,264	(34)%
Standard	170,594	319,948	(47)%
Total	342,197	579,212	(41)%
Average prices (per lb.):
High-Value	$2.34	$2.65	(12)%
Standard	$1.00	$1.25	(20)%
Combined Average	$1.67	$1.88	(11)%
Corporate Items

For the second quarter and six months of 2016, LIFO inventory valuation reserve charges of $4.3 million and $4.6 million, respectively, were offset by $4.7 million and $5.0 million, respectively, in reductions in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the second quarter and six months of 2015, LIFO inventory valuation reserve benefits of $5.0 million and $4.5 million, respectively, were offset by $4.8 million and $4.3 million, respectively, in higher NRV inventory reserves.
Corporate expenses for the second quarter 2016 were $11.8 million, compared to $10.1 million in the second quarter 2015. The increase in corporate expenses for the second quarter 2016 was primarily the result of higher incentive compensation expenses on equity-based awards, compared to the 2015 period, which included reversals of previously-recorded expense due to changes in estimates of attaining performance metrics. For the six months ended June 30, 2016, corporate expenses were $22.8 million, compared to $22.9 million for the six months ended June 30, 2015, with lower 2016 incentive compensation expenses offset by higher legal costs.

Closed company and other expenses for the second quarter 2016 were $5.7 million, compared to $6.1 million for the second quarter 2015. For the six months ended June 30, 2016, closed company and other expenses were $9.2 million, compared to $12.1 million for the comparable 2015 period. The decrease in closed company and other expenses was primarily due to decreased legal costs and environmental expenses associated with closed operations, partially offset by higher retirement benefit expense.
Second quarter 2016 results include a $1.0 million restructuring charge for severance obligations in the HPMC segment, as we continue to streamline our HPMC operations. Results for the first six months of 2016 include a $10.0 million restructuring charge for severance obligations reflecting the $1.0 million charge for HPMC in the second quarter and a $9.0 million charge in the first quarter in the FRP business, with the reduction of approximately one-third of FRP’s salaried workforce through the elimination of over 250 positions, which is expected to be completed by the end of 2016.
Interest expense, net of interest income, in the second quarter 2016 was $30.3 million, compared to net interest expense of $26.8 million in the second quarter 2015. On a year-to-date basis, the first six months of 2016 net interest expense was $58.6 million compared to $53.5 million for the first six months of 2015. The increase in interest expense was primarily due to a higher interest rate on our Senior Notes due 2023 (2023 Notes) resulting from credit rating downgrades, interest on the 4.75% Convertible Senior Notes due 2022 (the Convertible Notes) issued during the second quarter of 2016, and higher average borrowings on our Asset Based Lending (ABL) Revolving Credit Facility. Capitalized interest reduced interest expense by $1.2 million in the second quarter of 2016 and $0.5 million in the second quarter of 2015. For the six months ended June 30, 2016 and 2015, capitalized interest was $2.0 million and $1.0 million, respectively.
Income Taxes
Second quarter 2016 results included a benefit for income taxes of $25.9 million, or 62.6% of the loss before income taxes, compared to a benefit for income taxes of $7.7 million, or 35.6% of the loss before income taxes, for the comparable 2015 period. The 2016 effective tax rate was impacted by revisions to projections of full year 2016 results, as well as the Company’s inability to record a tax benefit on certain state tax attributes. Income taxes in the second quarter of 2016 included discrete tax benefits of $2.8 million and income taxes in the second quarter of 2015 included discrete tax expense of $0.7 million.
For the first six months of 2016, the benefit for income taxes was $60.1 million, or 34.6% of the loss before income taxes, compared to a provision for income taxes of $0.3 million, for the 2015 comparable period. The first six months of 2016 included discrete tax benefits of $3.6 million and income taxes in the first six months of 2015 included discrete tax expense of $0.9 million, primarily associated with adjustments to foreign taxes.
Financial Condition and Liquidity
We have an ABL Revolving Credit Facility, which matures in September 2020 and is collateralized by the accounts receivable and inventory of our domestic operations. The revolving credit portion of the ABL facility is $400 million, which includes a letter of credit sub-facility of up to $200 million.
In May 2016, the ABL facility was amended to add an eighteen month term loan (Term Loan) in the amount of $100.0 million, to support our restructuring actions and operational needs, and to amend certain of the ABL covenants and related defined terms. The interest rate on this Term Loan is 3.5% plus a LIBOR spread. Costs associated with amending the ABL facility were $0.9 million, and are being amortized to interest expense over the term of the facility. Proceeds of the Term Loan were used to pay down outstanding borrowings under the revolving credit portion of the ABL facility. The Term Loan is due on November 13, 2017 and can be prepaid in its entirety on a one-time basis on or after May 13, 2017 if certain minimum liquidity conditions are satisfied. The underwriting fees and other third-party expenses for the issuance of the Term Loan were $1.0 million and are being amortized to interest expense over the eighteen month term of the loan.
As amended, the applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 2.0% and 2.5% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. As amended, the ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount or (ii) $40.0 million. We did not meet this required fixed charge coverage ratio at June 30, 2016. As a result, we are not able to access this remaining 12.5% or $62.5 million of the ABL facility until we meet the required ratio. There were no outstanding revolving credit borrowings under the ABL facility as of June 30, 2016, and $10.8 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first six months of 2016 were $164 million, bearing an average annual interest rate of 1.757%.

In the second quarter of 2016, we issued and sold $287.5 million aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (the Convertible Notes). We used a portion of the proceeds from the Convertible Notes to make a $115 million contribution in July 2016 to our U.S. defined benefit pension plan, and expect to use additional Convertible Note proceeds to meet future pension funding requirements.
At June 30, 2016, we had $322 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $325 million. We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs, including currently projected required contributions to the ATI Pension Plan, our U.S. qualified defined benefit pension plan. We expect average funding requirements to the ATI Pension Plan to be over $100 million annually for the next few years, however these estimates are subject to significant uncertainty, including potential changes to required mortality tables with revised longevity estimates, and the performance of our pension trust assets. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions any borrowings may be influenced by our credit rating.

We have an additional, separate credit facility for the issuance of letters of credit. As of June 30, 2016, $32 million in letters of credit were outstanding under this facility.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the six months ended June 30, 2016, cash used in operations was $33.6 million, and included a $10.3 million benefit from a decline in managed working capital primarily due to inventory reductions in the FRP segment. Cash used in investing activities was $143.5 million, primarily for capital expenditures, with over half related to completion of the HRPF. Cash provided by financing activities was $349.6 million and consisted primarily of $387.5 million for the Term Loan and Convertible Notes issued in the second quarter 2016 and $2.5 million in borrowings under credit facilities, partially offset by dividend payments of $17.2 million to ATI stockholders, $10.4 million of issuance costs related to the new debt, and $12.2 million primarily for the purchase of the 15% redeemable noncontrolling interest in ATI Flowform Products. At June 30, 2016, cash and cash equivalents on hand totaled $322.3 million, an increase of $172.5 million from year end 2015. Cash and cash equivalents held by our foreign subsidiaries was $174.2 million at June 30, 2016, of which $85.4 million was held by STAL, the Company’s Chinese joint venture in which ATI has a 60% interest.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2016, managed working capital decreased to 41.8% of annualized total ATI sales compared to 46.2% of annualized sales at December 31, 2015. During the first six months of 2016, managed working capital decreased by $10.3 million, primarily due to inventory reductions in the FRP segment. The decrease in managed working capital from December 31, 2015 resulted from a $174.8 million decrease in inventory, partially offset by a $72.6 million decrease in accounts payable and a $91.9 million increase in accounts receivable. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by approximately 20% as of June 30, 2016 compared to year end 2015. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, improved slightly at June 30, 2016 compared to year end 2015.

The components of managed working capital at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
(In millions)	2016	2015
Accounts receivable	$492.5	$400.3
Inventory	1,094.3	1,271.6
Accounts payable	(308.2)	(380.8)
Subtotal	1,278.6	1,291.1
Allowance for doubtful accounts	4.3	4.5
Adjustment from current cost to LIFO cost basis	(131.8)	(136.4)
Inventory valuation reserves	204.1	206.3
Managed working capital	$1,355.2	$1,365.5
Annualized prior 3 months sales	$3,242.1	$2,955.6
Managed working capital as a % of annualized sales	41.8%	46.2%
Change in managed working capital from December 31, 2015	$(10.3)
Capital Expenditures
We are at the end of a significant, multi-year capital expansion period that enhanced our manufacturing capabilities and capacity to meet expected intermediate and long-term demand from the aerospace (engine and airframe), oil & gas, chemical & hyrdrocarbon processing industry, electrical energy, automotive and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and zirconium and related alloys.
Capital expenditures were $145.3 million through June 30, 2016, over half of which related to the completion of the HRPF. In addition, our capital expansion projects in the HPMC segment for nickel alloy powder and titanium investment casting as well as an expansion project at our STAL joint venture in China are ongoing. The STAL capital expansion will be fully funded by STAL’s operations. We continue to estimate that our full year 2016 capital expenditures will be less than $240 million. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Debt
Total debt outstanding increased $390.4 million to $1,895.6 million at June 30, 2016 compared to December 31, 2015. This increase was primarily due the Term Loan and Convertible Notes issued in the second quarter 2016.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 44.1% at June 30, 2016, compared to 39.4% at December 31, 2015. The net debt to total capitalization was determined as follows:

(In millions)	June 30, 2016	December 31, 2015
Total debt (a)	$1,895.6	$1,505.2
Less: Cash	(322.3)	(149.8)
Net debt	$1,573.3	$1,355.4
Total ATI stockholders’ equity	1,994.4	2,082.8
Net ATI total capital	$3,567.7	$3,438.2
Net debt to ATI total capital	44.1%	39.4%

Total debt to total capitalization of 48.7% at June 30, 2016 increased from 42.0% at December 31, 2015.
Total debt to total capitalization was determined as follows:

(In millions)	June 30, 2016	December 31, 2015
Total debt (a)	$1,895.6	$1,505.2
Total ATI stockholders’ equity	1,994.4	2,082.8
Total ATI capital	$3,890.0	$3,588.0
Total debt to total ATI capital	48.7%	42.0%

(a)	Excludes debt issuance costs.
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
In May 2016, we issued and sold $250 million aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (the Convertible Notes). We granted the underwriters a 30-day option to purchase up to an additional $37.5 million aggregate principal amount of Convertible Notes on the same terms and conditions to cover over-allotments, if any. On June 1, 2016, we announced that the underwriters exercised this option in full and on June 2, 2016, we completed the offering and sale of the additional $37.5 million aggregate principal amount of Convertible Notes. Interest on the Convertible Notes is payable in cash semi-annually in arrears on each January 1 and July 1, commencing January 1, 2017. We used a portion of the proceeds from the Convertible Notes to make a $115 million contribution in July 2016 to our U.S. defined benefit pension plan, and expect to use additional Convertible Note proceeds to meet future pension funding requirements. The underwriting fees, discount and other third-party expense for the issuance of the Convertible Notes were $9.4 million and are being amortized to interest expense over the 6-year term of the Convertible Notes.
We do not have the right to redeem the Convertible Notes prior to their stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of the Company’s common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date (July 1, 2022). The initial conversion rate for the Convertible Notes is 69.2042 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Notes (19,896,194 shares), equivalent to conversion price of $14.45 per share, subject to adjustment in certain events. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to the holders.
If we undergo a fundamental change, holders of the Convertible Notes may require us to repurchase the notes in whole or in part for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date. Such a repurchase is to be made in cash.
Dividends
A regular quarterly dividend of $0.08 per share of common stock was paid on June 9, 2016 to stockholders of record at the close of business on May 27, 2016. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. Under the ABL facility, there is no limit on dividend declarations or payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $120.0 million and 30% of the maximum revolving credit availability, and no event of default under the ABL facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend declarations or payments if the undrawn availability is less than the greater of $120.0 million and 30% of the maximum revolving credit advance amount but more than the greater of $60.0 million and 15% of the maximum revolving credit advance amount, if (i) no event of default has occurred and is continuing or would result from paying the dividend, (ii) we demonstrate to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $60.0 million and 15% of the maximum revolving credit availability, and (B) we maintain a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL facility.

Labor Matters
On March 4, 2016, the USW ratified a four-year agreement covering USW-represented employees at many of our Flat Rolled Products segment facilities, and at two High Performance Materials & Components segment facilities located in Albany, OR and Lockport, NY, and these employees began returning to work in mid-March 2016.
Critical Accounting Policies
Inventory
At June 30, 2016, we had net inventory of $1,094.3 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the six months ended June 30, 2016, the effect of rising raw material costs on our LIFO inventory valuation method result in cost of sales that were $4.6 million higher than would have been recognized under the FIFO methodology to value our inventory while for the six months ended June 30, 2015, the effect of falling raw material costs on our LIFO inventory valuation method result in cost of sales that were $4.5 million lower than would have been recognized under the FIFO methodology to value our inventory.

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
The calculation of a resulting NRV inventory reserve, if any, is recognized as an expense in the period that the need for the reserve is identified.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Six months ended June 30,
	2016	2015
LIFO benefit (charge)	$(4.6)	$4.5
NRV benefit (charge)	5.0	(4.3)
Net cost of sales impact	$0.4	$0.2

We also recorded inventory valuation charges for the market-based valuation of Rowley-produced titanium sponge inventory. These lower of cost or market charges were $17.7 million and $11.4 million for the six months ended June 30, 2016 and 2015, respectively.
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
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. Based on current market conditions, discount rates are below the rates in effect at the year-end 2015 remeasurement date, when a 4.65% discount rate was used for valuing pension liabilities. The estimated effect at the year-end 2015 valuation date of a decrease in the discount rate by 0.50% would increase pension liabilities by approximately $160 million. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are deferred and amortized over future periods in accordance with accounting standards.
For ERISA funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using a IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. These IRS-determined mortality assumptions are generally expected to be revised in the future to project greater participant longevity, which would increase pension liabilities as calculated for funding purposes. We expect average funding requirements to the ATI Pension Plan to be over $100 million annually for the next few years, however these estimates are subject to significant uncertainty, including potential changes to required mortality tables with revised longevity estimates, changes in discount rates, and the performance of our pension trust assets. Pension trust asset performance is dependent on the market value of plan assets as of the end of the year. In July 2016, we made a $115 million contribution to the ATI Pension Plan to improve the plan’s funded position.

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

Market conditions and additional changes in the operating rate of our Rowley, UT premium titanium sponge production facility, with an approximate carrying value of $490 million, or changes in operating rates of certain higher cost titanium operations located in Albany, OR, with an approximate carrying value of $25 million, may require an evaluation of impairment, and it is possible that an impairment charge for one or more of these long-lived asset groups may be required.

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

At June 30, 2016, ATI had $646.9 million of goodwill on its consolidated balance sheet, a decrease of $4.5 million from December 31, 2015 due to foreign currency translation on goodwill for reporting units with functional currency other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment. Management concluded that none of ATI’s reporting units experienced any triggering event that would have required a step one interim goodwill impairment analysis at June 30, 2016.
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

In May 2014, the FASB issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
At June 30, 2016, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. In the first six months of 2016, due to changes in expected operating levels primarily within the Flat Rolled Products segment operations, the Company concluded that portions of these natural gas hedges for 2016 and the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized a $0.2 million and $1.3 million pre-tax loss for the three and six months ended June 30, 2016, respectively, for natural gas cash flow hedge ineffectiveness, which is reported in selling and administrative expenses on the consolidated statement of operations. Approximately 80% of our forecasted domestic requirements for natural gas for 2017 and approximately 25% for 2018 are hedged. The net mark-to-market valuation of these outstanding natural gas hedges at June 30, 2016 was an unrealized pre-tax loss of $10.5 million, comprised of $8.9 million in accrued liabilities and $1.6 million in other long-term liabilities. For the three months ended June 30, 2016, the effects of natural gas hedging activity increased cost of sales by $4.7 million.

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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2016, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 31 million pounds of nickel with hedge dates through 2020. The aggregate notional amount hedged is approximately 30% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2016, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $18.5 million, comprised of $1.6 million in prepaid expense and other current assets, $4.0 million in other long-term assets, $12.4 million in accrued liabilities and $11.7 million in other long-term liabilities on the balance sheet.
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
In 2015, we net settled substantially all of our foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of June 30, 2016, we held 91.2 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. We recorded a $3.1 million benefit and a $2.5 million charge in the three and six months ended June 30, 2016, respectively, and a $1.9 million and $7.4 million benefit in the three and six months ended June 30, 2015, respectively, in costs of sales on the consolidated statement of operations for maturities and mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 14 million euro notional value outstanding as of June 30, 2016 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2017.
At June 30, 2016, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax loss of $0.9 million, of which $0.6 million is included in prepaid expense and other current assets, $0.2 million is in other long-term assets, $1.2 million in accrued liabilities and $0.5 million in other long-term liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following is an update to, and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our substantial indebtedness could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under our outstanding indebtedness.
As of June 30, 2016, our total consolidated indebtedness was approximately $1.9 billion. This substantial level of indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, our strategic growth initiatives and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
In addition, the agreements that govern our current indebtedness contain, and the agreements that may govern any future indebtedness that we may incur may contain, financial and other restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.

The United Kingdom’s vote to leave the European Union will have uncertain effects and could adversely affect us.
The announcement of the results of the Referendum of the United Kingdom’s Membership of the European Union (the “Referendum”), which were in favor of the exit of the United Kingdom from the European Union (“Brexit”), could cause disruptions to and create uncertainty surrounding our business, including materially adversely affecting our relationships with our existing and future customers, suppliers and employees. The Referendum is non-binding, but negotiations are expected to commence shortly to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union.
We currently transact business in the United Kingdom and in other key European markets. In 2015, approximately 22% of our total revenues were generated in European countries, with approximately 5% of our total revenues having been generated in the United Kingdom. The effects of Brexit on us will depend, in large part, on any agreements that the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently following Brexit. The measures potentially could disrupt certain markets we serve and certain tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainties and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws and regulations to replace or replicate. In addition, the announcement of the results of the Referendum has caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against certain foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our results of operations, in a number of ways. For example, our international sales are denominated in both the U.S. dollar and other currencies. A fluctuation of currency exchanges rates may expose us to gains and losses on non-U.S. currency transactions. A potential devaluation of the local currencies of our customers relative to the U.S. dollar also may impair the purchasing power of those customers and could cause those customers to decrease or cancel orders or potentially default on payment. Further, we translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. If Brexit is formally pursued by the United Kingdom and implemented, there may be additional global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Any of these effects of the Referendum and the potential Brexit, among others, could materially adversely affect our results of operations, business and financial condition.

Item 6.	Exhibits
(a) Exhibits

4.1
Fifth Supplemental Indenture, dated as of May 24, 2016, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2016 (File No. 1-12001)).

10.1
First Amendment to Revolving Credit and Security Agreement, dated as of May 13, 2016, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2016 (File No. 1-12001)).

10.2	Acknowledgement Letter Agreement, dated as of July 7, 2016, between TDY Industries, LLC, as borrowing agent, and PNC Bank, National Association, as agent for the lenders (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	August 3, 2016	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2016	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

4.1
Fifth Supplemental Indenture, dated as of May 24, 2016, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2016 (File No. 1-12001)).

10.1
First Amendment to Revolving Credit and Security Agreement, dated as of May 13, 2016, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2016 (File No. 1-12001)).

10.2	Acknowledgement Letter Agreement, dated as of July 7, 2016, between TDY Industries, LLC, as borrowing agent, and PNC Bank, National Association, as agent for the lenders (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document