Form 10-Q
period 2016-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2016-11-02
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 21, 2016, the registrant had outstanding 108,927,240 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$188.4	$149.8
Accounts receivable, net	454.0	400.3
Inventories, net	1,078.9	1,271.6
Prepaid expenses and other current assets	40.8	45.9
Total Current Assets	1,762.1	1,867.6
Property, plant and equipment, net	2,514.4	2,928.2
Goodwill	644.4	651.4
Other assets	271.4	304.5
Total Assets	$5,192.3	$5,751.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$285.2	$380.8
Accrued liabilities	310.9	301.8
Short term debt and current portion of long-term debt	5.4	3.9
Total Current Liabilities	601.5	686.5
Long-term debt	1,870.4	1,491.8
Accrued postretirement benefits	311.6	359.2
Pension liabilities	708.6	833.8
Deferred income taxes	51.3	75.6
Other long-term liabilities	86.2	108.3
Total Liabilities	3,629.6	3,555.2
Redeemable noncontrolling interest	—	12.1
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at September 30, 2016 and December 31, 2015; outstanding-108,927,240 shares at September 30, 2016 and 109,174,882 shares at December 31, 2015	11.0	11.0
Additional paid-in capital	1,183.3	1,161.7
Retained earnings	1,267.1	1,945.9
Treasury stock: 767,931 shares at September 30, 2016 and 520,289 shares at December 31, 2015	(27.9)	(21.3)
Accumulated other comprehensive loss, net of tax	(961.7)	(1,014.5)
Total ATI stockholders’ equity	1,471.8	2,082.8
Noncontrolling interests	90.9	101.6
Total Equity	1,562.7	2,184.4
Total Liabilities and Equity	$5,192.3	$5,751.7

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales	$770.5	$832.7	$2,338.5	$2,980.7

Cost of sales	720.3	861.4	2,273.3	2,822.9
Gross profit (loss)	50.2	(28.7)	65.2	157.8
Selling and administrative expenses	60.5	62.5	182.4	198.0
Restructuring charges	488.6	—	498.6	—
Operating loss	(498.9)	(91.2)	(615.8)	(40.2)
Interest expense, net	(32.6)	(27.5)	(91.2)	(81.0)
Other income, net	—	0.8	1.8	2.3
Loss before income taxes	(531.5)	(117.9)	(705.2)	(118.9)
Income tax provision (benefit)	(4.3)	23.4	(64.4)	23.7
Net loss	(527.2)	(141.3)	(640.8)	(142.6)
Less: Net income attributable to noncontrolling interests	3.6	3.3	10.0	8.4
Net loss attributable to ATI	$(530.8)	$(144.6)	$(650.8)	$(151.0)

Basic net loss attributable to ATI per common share	$(4.95)	$(1.35)	$(6.07)	$(1.41)

Diluted net loss attributable to ATI per common share	$(4.95)	$(1.35)	$(6.07)	$(1.41)

Dividends declared per common share	$0.08	$0.18	$0.24	$0.54
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(527.2)	$(141.3)	$(640.8)	$(142.6)
Currency translation adjustment
Unrealized net change arising during the period	(4.4)	(16.2)	(19.6)	(18.7)
Unrealized holding gain on securities
Net loss arising during the period	—	—	—	(0.1)
Derivatives
Net derivatives gain (loss) on hedge transactions	4.8	(26.8)	21.9	(18.7)
Reclassification to net income (loss) of net realized loss (gain)	0.6	(3.3)	8.5	(8.1)
Income taxes on derivative transactions	2.0	(11.6)	11.5	(10.3)
Total	3.4	(18.5)	18.9	(16.5)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	18.7	18.8	56.2	56.2
Net gain arising during the period	—	—	22.5	—
Prior service cost
Amortization to net income (loss) of net prior service cost (credit)	(0.4)	1.5	—	4.5
Income taxes on postretirement benefit plans	6.9	7.8	29.8	23.2
Total	11.4	12.5	48.9	37.5
Other comprehensive income (loss), net of tax	10.4	(22.2)	48.2	2.2
Comprehensive loss	(516.8)	(163.5)	(592.6)	(140.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.0	(0.8)	5.4	4.6
Comprehensive loss attributable to ATI	$(518.8)	$(162.7)	$(598.0)	$(145.0)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating Activities:
Net loss	$(640.8)	$(142.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	130.2	141.4
Deferred taxes	(78.1)	9.6
Non-cash restructuring charges	471.3	—
Changes in operating assets and liabilities:
Inventories	192.7	116.7
Accounts receivable	(53.7)	106.1
Accounts payable	(60.2)	(189.7)
Retirement benefits (a)	(94.6)	7.9
Accrued income taxes	7.7	61.0
Accrued liabilities and other	13.8	(1.5)
Cash provided by (used in) operating activities	(111.7)	108.9
Investing Activities:
Purchases of property, plant and equipment	(174.9)	(99.5)
Purchases of businesses, net of cash acquired	—	(0.5)
Asset disposals and other	2.1	—
Cash used in investing activities	(172.8)	(100.0)
Financing Activities:
Borrowings on long-term debt	387.5	—
Payments on long-term debt and capital leases	(2.4)	(23.3)
Net borrowings under credit facilities	2.4	1.7
Debt issuance costs	(10.4)	—
Dividends paid to stockholders	(25.8)	(57.9)
Dividends paid to noncontrolling interests	(16.0)	—
Acquisition of noncontrolling interests	(12.2)	—
Shares repurchased for income tax withholding on share-based compensation	—	(1.4)
Cash provided by (used in) financing activities	323.1	(80.9)
Increase (decrease) in cash and cash equivalents	38.6	(72.0)
Cash and cash equivalents at beginning of period	149.8	269.5
Cash and cash equivalents at end of period	$188.4	$197.5
(a) Includes a $(115) million contribution to the U.S. defined benefit pension plan in 2016.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2014	$11.0	$1,164.2	$2,398.9	$(44.3)	$(931.4)	$110.9	$2,709.3
Net income (loss)	—	—	(151.0)	—	—	8.4	(142.6)
Other comprehensive income (loss)	—	—	—	—	6.0	(3.8)	2.2
Cash dividends on common stock ($0.54 per share)	—	—	(57.9)	—	—	—	(57.9)
Dividends to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Redeemable noncontrolling interest	—	—	(0.3)	—	—	0.3	—
Employee stock plans	—	(5.4)	(8.0)	23.9	—	—	10.5
Balance, September 30, 2015	$11.0	$1,158.8	$2,181.7	$(20.4)	$(925.4)	$99.8	$2,505.5
Balance, December 31, 2015	$11.0	$1,161.7	$1,945.9	$(21.3)	$(1,014.5)	$101.6	$2,184.4
Net income (loss)	—	—	(650.8)	—	—	10.0	(640.8)
Other comprehensive income (loss)	—	—	—	—	52.8	(4.6)	48.2
Cash dividends on common stock ($0.24 per share)	—	—	(25.8)	—	—	—	(25.8)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Dividends to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Employee stock plans	—	21.6	(2.2)	(6.6)	—	—	12.8
Balance, September 30, 2016	$11.0	$1,183.3	$1,267.1	$(27.9)	$(961.7)	$90.9	$1,562.7
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
Pending Accounting Pronouncements

In March 2016, the FASB issued new guidance to simplify employee share-based payment accounting. The areas for simplification in this guidance involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance is effective for the Company’s 2017 fiscal year with early adoption permitted. The Company is currently evaluating the possible impact of this new guidance, but does not anticipate that it will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued changes to revenue recognition with customers, which is required to be adopted by the Company in fiscal year 2018. This update provides a five-step analysis of transactions to determine when and how revenue is recognized, along with expanded disclosure requirements. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 2. Inventories
Inventories at September 30, 2016 and December 31, 2015 were as follows (in millions):

	September 30, 2016	December 31, 2015
Raw materials and supplies	$157.0	$216.0
Work-in-process	865.7	990.3
Finished goods	169.4	184.1
Total inventories at current cost	1,192.1	1,390.4
Adjustment from current cost to LIFO cost basis	113.3	136.4
Inventory valuation reserves	(187.5)	(206.3)
Progress payments	(39.0)	(48.9)
Total inventories, net	$1,078.9	$1,271.6
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

	Nine months ended September 30,
	2016	2015
LIFO benefit (charge)	$(23.1)	$80.3
NRV benefit (charge)	23.5	(80.3)
Net cost of sales impact	$0.4	$—
The first nine months of 2016 and 2015 results included $17.7 million and $16.6 million, respectively, in inventory valuation charges related to the market-based valuation of titanium products. Additionally, in the third quarter of 2016, in conjunction with the indefinite idling of the Company’s Rowley, UT titanium sponge facility (see Note 10 for further explanation), an additional $11.3 million charge was taken to revalue titanium sponge inventory based on revised assessments of industrial grade titanium market conditions and expected utilization of this inventory.
Note 3. Property, Plant and Equipment
Property, plant and equipment at September 30, 2016 and December 31, 2015 was as follows (in millions):

	September 30, 2016	December 31, 2015
Land	$31.7	$31.0
Buildings	847.3	1,048.2
Equipment and leasehold improvements	3,646.8	3,858.1
	4,525.8	4,937.3
Accumulated depreciation and amortization	(2,011.4)	(2,009.1)
Total property, plant and equipment, net	$2,514.4	$2,928.2
The construction in progress portion of property, plant and equipment at September 30, 2016 was $130.9 million.

Note 4. Debt
Debt at September 30, 2016 and December 31, 2015 was as follows (in millions):

	September 30, 2016	December 31, 2015
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	—
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Term Loan due 2017	100.0	—
U.S. revolving credit facility	—	—
Foreign credit facilities	3.8	1.4
Industrial revenue bonds, due through 2020, and other	2.5	3.8
Debt issuance costs	(18.0)	(9.5)
Total debt	1,875.8	1,495.7
Short-term debt and current portion of long-term debt	5.4	3.9
Total long-term debt	$1,870.4	$1,491.8

(a)	Bearing interest at 7.875% effective February 15, 2016.
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
As amended, the applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 2.0% and 2.5% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. As amended, the ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount or (ii) $40.0 million. The Company does not meet this required fixed charge coverage ratio at September 30, 2016. As a result, the Company is not able to access this remaining 12.5% or $62.5 million of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019, and that such liquidity is available at all times thereafter until the 9.375% Senior Notes due 2019 are paid in full or refinanced. There were no outstanding revolving credit borrowings under the ABL facility as of September 30, 2016, and $10.8 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first nine months of 2016 were $109 million, bearing an average annual interest rate of 1.757%.

The Company has an additional separate credit facility for the issuance of letters of credit. As of September 30, 2016, $32 million in letters of credit were outstanding under this facility.

Convertible Notes
In May 2016, the Company issued and sold $250 million aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (the Convertible Notes). The Company granted the underwriters a 30-day option to purchase up to an additional $37.5 million aggregate principal amount of Convertible Notes on the same terms and conditions to cover over-allotments, if any. On June 1, 2016, the Company announced that the underwriters exercised this option in full and on June 2, 2016, the Company completed the offering and sale of the additional $37.5 million aggregate principal amount of Convertible Notes. Interest on the Convertible Notes is payable in cash semi-annually in arrears on each January 1 and July 1, commencing January 1, 2017. The Company used a portion of the proceeds from the Convertible Notes to make a $115 million contribution in July 2016 to the Company’s U.S. defined benefit pension plan, and expects to use additional Convertible Note proceeds to meet future pension funding requirements. The underwriting fees and other third-party expense for the issuance of the Convertible Notes were $9.4 million and are being amortized to interest expense over the 6-year term of the Convertible Notes.
The Company does not have the right to redeem the Convertible Notes prior to their stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of the Company’s common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date (July 1, 2022). The initial conversion rate for the Convertible Notes is 69.2042 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Notes (19.9 million shares), equivalent to conversion price of $14.45 per share, subject to adjustment in certain events. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to the holders.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2016, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 29 million pounds of nickel with hedge dates through 2020. The aggregate notional amount hedged is approximately 30% of a single year’s estimated nickel raw material purchase requirements.
At September 30, 2016, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. In the first nine months of 2016, due to changes in expected operating levels, the Company concluded that additional portions of these natural gas hedges for 2016 and the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized a $0.4 million and $1.7 million pre-tax loss for the three and nine months ended September 30, 2016, respectively, for natural gas cash flow hedge ineffectiveness, which is reported in selling and administrative expenses on the consolidated statement of operations. Approximately 90% of the Company’s annual forecasted domestic requirements for natural gas for 2017 and approximately 25% for 2018 are hedged.

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
In 2015, the Company net settled substantially all of its foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of September 30, 2016, the Company held 67.2 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. The Company recorded a $0.5 million and $3.0 million charge in the three and nine months ended September 30, 2016, respectively, and a $1.8 million charge and a $5.6 million benefit in the three and nine months ended September 30, 2015, respectively, in costs of sales on the consolidated statement of operations for maturities and mark-to-market changes on these fair value hedges.
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

(In millions) Asset derivatives	Balance sheet location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.2	$1.6
Nickel and other raw material contracts	Prepaid expenses and other current assets	3.5	—
Foreign exchange contracts	Other assets	0.2	0.4
Nickel and other raw material contracts	Other assets	5.8	—
Total derivatives designated as hedging instruments		9.7	2.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	0.4
Total derivatives not designated as hedging instruments		0.2	0.4
Total asset derivatives		$9.9	$2.4
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$8.5	$17.3
Nickel and other raw material contracts	Accrued liabilities	8.8	22.2
Foreign exchange contracts	Accrued liabilities	1.4	0.1
Natural gas contracts	Other long-term liabilities	0.8	8.5
Nickel and other raw material contracts	Other long-term liabilities	8.7	23.0
Foreign exchange contracts	Other long-term liabilities	0.3	0.1
Total derivatives designated as hedging instruments		28.5	71.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	—	0.1
Total derivatives not designated as hedging instruments		—	0.1
Total liability derivatives		$28.5	$71.3
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
Assuming market prices remain constant with those at September 30, 2016, a loss of $9.3 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2016 and 2015 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Hedging Relationships	2016	2015	2016	2015	2016	2015
Nickel and other raw material contracts	$4.2	$(13.5)	$(2.2)	$(2.4)	$—	$—
Natural gas contracts	(1.2)	(3.7)	(1.3)	(1.6)	(0.3)	—
Electricity contracts	—	—	—	—	—	—
Foreign exchange contracts	—	0.7	3.4	6.0	—	—
Total	$3.0	$(16.5)	$(0.1)	$2.0	$(0.3)	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Hedging Relationships	2016	2015	2016	2015	2016	2015
Nickel and other raw material contracts	$13.0	$(26.6)	$(9.9)	$(7.0)	$—	$—
Natural gas contracts	1.1	(9.5)	(7.2)	(6.4)	(1.2)	—
Electricity contracts	—	—	—	(0.1)	—	—
Foreign exchange contracts	(0.5)	24.6	13.0	18.5	—	—
Total	$13.6	$(11.5)	$(4.1)	$5.0	$(1.2)	$—

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
The Company has 10 million euro notional value outstanding as of September 30, 2016 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2017. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Three months ended September 30,		Nine months ended September 30,
as Hedging Instruments	2016	2015	2016	2015
Foreign exchange contracts	$(0.2)	$—	$(0.1)	$3.0
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.

Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2016 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$188.4	$188.4	$188.4	$—
Derivative financial instruments:
Assets	9.9	9.9	—	9.9
Liabilities	28.5	28.5	—	28.5
Debt (a)	1,893.8	1,980.9	1,874.6	106.3

The estimated fair value of financial instruments at December 31, 2015 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$149.8	$149.8	$149.8	$—
Derivative financial instruments:
Assets	2.4	2.4	—	2.4
Liabilities	71.3	71.3	—	71.3
Debt (a)	1,505.2	969.7	964.5	5.2

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
For the three month periods ended September 30, 2016 and 2015, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Service cost - benefits earned during the year	$5.2	$5.7	$0.6	$0.7
Interest cost on benefits earned in prior years	31.4	30.3	4.0	4.4
Expected return on plan assets	(37.2)	(42.1)	—	—
Amortization of prior service cost (credit)	0.3	0.3	(0.7)	1.2
Amortization of net actuarial loss	16.3	15.1	2.4	3.7
Total retirement benefit expense	$16.0	$9.3	$6.3	$10.0
For the nine month periods ended September 30, 2016 and 2015, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost - benefits earned during the year	$15.5	$17.1	$1.9	$2.1
Interest cost on benefits earned in prior years	94.1	90.8	12.0	13.4
Expected return on plan assets	(111.5)	(126.2)	—	—
Amortization of prior service cost (credit)	0.9	0.9	(0.9)	3.6
Amortization of net actuarial loss	49.0	45.3	7.2	10.9
Total retirement benefit expense	$48.0	$27.9	$20.2	$30.0
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

Note 8. Income Taxes
Third quarter 2016 results included a benefit for income taxes of $4.3 million, or 0.8% of the loss before income taxes, which includes a $173.1 million income tax valuation allowance charge on U.S. federal deferred tax assets, and $4.1 million of discrete charges. The third quarter 2016 effective tax rate was 34.1% excluding these charges. Beginning in the third quarter of 2015, the Company’s results reflected a three year cumulative loss for U.S. operations; prior thereto, the Company’s historical results reflected a three year cumulative profit. The three year cumulative loss condition, which continues in 2016, limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. The third quarter 2016 actions to indefinitely idle the Rowley, UT titanium sponge production facility (see Note 10 for further information) resulted in a reassessment of the realizability of U.S. federal deferred tax assets. The third quarter 2015 provision for income taxes was $23.4 million, which included a $63.9 million deferred tax valuation allowance. The 2015 valuation allowance included $56.6 million for certain state and federal tax benefits recognized in prior years, and $7.3 million valuation allowance recorded as part of the 2015 effective tax rate, representing approximately a 6% tax rate impact.
For the first nine months of 2016, the benefit for income taxes was $64.4 million, or 9.1% of the loss before income taxes, compared to a provision for income taxes of $23.7 million for the 2015 comparable period. The income tax rates for both year-to-date periods were impacted by the valuation allowance charges discussed above. The first nine months of 2016 included discrete tax expense of $0.5 million and income taxes in the first nine months of 2015 included discrete tax expense of $57.9 million, primarily due to the valuation allowance discussed above.
Note 9. Business Segments
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). The measure of segment operating profit, which is used to analyze the performance and results of the business segments, excludes all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, corporate expenses, net interest expense, closed operations expenses and restructuring costs, if any. Management believes segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total sales:
High Performance Materials & Components	$474.7	$490.1	$1,493.7	$1,588.5
Flat Rolled Products	321.7	377.8	927.2	1,516.0
	796.4	867.9	2,420.9	3,104.5
Intersegment sales:
High Performance Materials & Components	12.9	15.4	40.5	59.9
Flat Rolled Products	13.0	19.8	41.9	63.9
	25.9	35.2	82.4	123.8
Sales to external customers:
High Performance Materials & Components	461.8	474.7	1,453.2	1,528.6
Flat Rolled Products	308.7	358.0	885.3	1,452.1
	$770.5	$832.7	$2,338.5	$2,980.7
Operating profit (loss):
High Performance Materials & Components	$47.0	$18.8	$114.9	$136.1
Flat Rolled Products	(20.8)	(91.8)	(162.2)	(121.8)
Total operating profit (loss)	26.2	(73.0)	(47.3)	14.3
LIFO and net realizable value reserves	—	(0.2)	0.4	—
Corporate expenses	(9.8)	(10.7)	(32.6)	(33.6)
Closed operations and other expenses	(15.4)	(6.5)	(24.6)	(18.6)
Restructuring and other charges	(499.9)	—	(509.9)	—
Interest expense, net	(32.6)	(27.5)	(91.2)	(81.0)
Loss before income taxes	$(531.5)	$(117.9)	$(705.2)	$(118.9)

Restructuring and other charges for the third quarter ended September 30, 2016 primarily relate to the indefinite idling of the Company’s Rowley, UT titanium sponge facility and include $471.3 million of long-lived asset impairment charges, $11.3 million of inventory valuation charges for titanium sponge that are classified in cost of sales (see Note 2 for additional information), and $17.3 million of facility shutdown, idling and employee benefit costs. The nine months ended September 30, 2016 also include a $9.0 million charge for severance obligations in the FRP operations, and a $1.0 million charge for severance obligations in the HPMC segment. See Note 10 for additional information on restructuring charges. Results for the HPMC segment exclude the Rowley, UT titanium sponge operations beginning with the third quarter of 2016, with such operations being reported in closed operations and other expenses, and identifiable assets for the HPMC segment decreased by $521 million from December 31, 2015 as a result of this reporting change and the above asset impairment charge for Rowley.
Note 10. Restructuring Charges
For the three and nine months ended September 30, 2016, the Company recorded restructuring charges of $488.6 million and $498.6 million, respectively, which are presented as restructuring charges in the consolidated statement of operations. These charges for the three months ended September 30, 2016 were comprised of $471.3 million in long-lived impairment charges, $16.3 million of facility shutdown and idling costs and $1.0 million of employee benefit costs.
On August 24, 2016, the Company announced the indefinite idling of the Rowley, UT titanium sponge production facility and the consolidation of certain titanium manufacturing operations. Over the last several years, significant global capacity has been added to produce titanium sponge, which is a key raw material used to produce ATI’s titanium products. In addition, demand for industrial-grade titanium products from global markets continues to be weak. As a result of these factors, titanium sponge, including aerospace quality sponge, can now be purchased from qualified global producers under long-term supply agreements at prices lower than the production costs at ATI’s titanium sponge facility in Rowley, UT. ATI has entered into long-term cost competitive supply agreements with several producers of premium-grade and standard-grade titanium sponge. The lower cost titanium sponge purchased under these supply agreements will replace the titanium sponge produced at the Rowley facility. As a result of these actions, the Company recorded a non-cash impairment charge of $470.8 million during the third quarter ended September 30, 2016 to reduce the carrying value of the Rowley, UT facility to an estimated fair value of $15.0 million. The long-lived asset impairment charges were based on analysis of the estimated fair values, including asset appraisals using cost, income and market approaches, which represent Level 3 unobservable information in the fair value hierarchy. In addition, during the third quarter ended September 30, 2016, the Company recognized $16.3 million of facility shutdown and idling costs, including contract termination costs, and $1.0 million of employee benefit costs including severance obligations. Additional closure costs for the Rowley facility, including additional severance costs for the elimination of approximately 150 positions, are expected to be recorded in the fourth quarter of 2016 with the orderly wind-down of operations through December 2016. The Rowley facility is being idled in a manner that allows the facility to be restarted in the future if supported by market conditions.

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

Reserves for restructuring charges at September 30, 2016 consist of severance and employee benefit costs and closure costs incurred in both 2015 and 2016, the majority of which are expected to be paid over the next twelve months. Restructuring reserves are as follows:

	Severance and Employee Benefit Costs	Closure Costs	Total Restructuring Reserves
Balance at December 31, 2015	$4.5	$3.6	$8.1
Additions	11.0	16.0	27.0
Payments	(8.6)	(3.3)	(11.9)
Balance at September 30, 2016	$6.9	$16.3	$23.2
Note 11. Redeemable Noncontrolling Interest
During the first nine months of 2016, the 15.0% redeemable noncontrolling interest in ATI Flowform Products was purchased by ATI at the $12.1 million acquisition date carrying value, resulting in no remaining redeemable noncontrolling interest held in ATI Flowform Products as of September 30, 2016.

Note 12. Per Share Information
The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended		Nine months ended
(In millions, except per share amounts)	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Numerator for basic loss per common share –
Loss attributable to ATI	$(530.8)	$(144.6)	$(650.8)	$(151.0)
Redeemable noncontrolling interest (Note 11)	—	(0.2)	—	(0.3)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	—	—	—
Numerator for diluted loss per common share –
Loss attributable to ATI after assumed conversions	$(530.8)	$(144.8)	$(650.8)	$(151.3)
Denominator:
Denominator for basic net loss per common share – weighted average shares	107.3	107.3	107.3	107.3
Effect of dilutive securities:
Share-based compensation	—	—	—	—
4.75% Convertible Senior Notes due 2022	—	—	—	—
Denominator for diluted net loss per common share – adjusted weighted average shares and assumed conversions	107.3	107.3	107.3	107.3
Basic loss attributable to ATI per common share	$(4.95)	$(1.35)	$(6.07)	$(1.41)
Diluted loss attributable to ATI per common share	$(4.95)	$(1.35)	$(6.07)	$(1.41)
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 21.0 million and 10.3 million anti-dilutive shares for the three and nine month periods ended September 30, 2016, respectively. There were 0.8 million and 0.9 million anti-dilutive shares for the three and nine month periods ended September 30, 2015, respectively.
Note 13. Financial Information for Subsidiary and Guarantor Parent
The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum, LLC (the “Subsidiary”) are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the “Guarantor Parent”). In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to the Subsidiary, the Non-guarantor Subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.3	$4.3	$181.8	$—	$188.4
Accounts receivable, net	0.1	115.7	338.2	—	454.0
Intercompany notes receivable	—	—	2,955.8	(2,955.8)	—
Inventories, net	—	137.6	941.3	—	1,078.9
Prepaid expenses and other current assets	3.3	4.9	32.6	—	40.8
Total current assets	5.7	262.5	4,449.7	(2,955.8)	1,762.1
Property, plant and equipment, net	1.5	1,587.7	925.2	—	2,514.4
Goodwill	—	—	644.4	—	644.4
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	5,363.3	37.7	—	(5,401.0)	—
Other assets	22.1	26.1	223.2	—	271.4
Total assets	$5,392.6	$1,914.0	$6,442.5	$(8,556.8)	$5,192.3
Liabilities and stockholders’ equity:
Accounts payable	$3.5	$123.9	$157.8	$—	$285.2
Accrued liabilities	35.6	91.0	184.3	—	310.9
Intercompany notes payable	1,442.1	1,513.7	—	(2,955.8)	—
Short-term debt and current portion of long-term debt	0.7	0.3	4.4	—	5.4
Total current liabilities	1,481.9	1,728.9	346.5	(2,955.8)	601.5
Long-term debt	1,620.9	149.9	99.6	—	1,870.4
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	245.1	66.5	—	311.6
Pension liabilities	658.9	4.7	45.0	—	708.6
Deferred income taxes	51.3	—	—	—	51.3
Other long-term liabilities	16.9	18.8	50.5	—	86.2
Total liabilities	3,829.9	2,347.4	608.1	(3,155.8)	3,629.6
Total stockholders’ equity (deficit)	1,562.7	(433.4)	5,834.4	(5,401.0)	1,562.7
Total liabilities and stockholders’ equity	$5,392.6	$1,914.0	$6,442.5	$(8,556.8)	$5,192.3

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended September 30, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$253.0	$517.5	$—	$770.5
Cost of sales	14.0	266.6	439.7	—	720.3
Gross profit (loss)	(14.0)	(13.6)	77.8	—	50.2
Selling and administrative expenses	23.8	4.2	32.5	—	60.5
Restructuring charges	—	0.5	488.1	—	488.6
Operating loss	(37.8)	(18.3)	(442.8)	—	(498.9)
Interest income (expense), net	(36.5)	(19.3)	23.2	—	(32.6)
Other income (loss) including equity in income of unconsolidated subsidiaries	(457.2)	0.2	(0.2)	457.2	—
Income (loss) before income tax provision (benefit)	(531.5)	(37.4)	(419.8)	457.2	(531.5)
Income tax provision (benefit)	(4.3)	(9.1)	(165.8)	174.9	(4.3)
Net income (loss)	(527.2)	(28.3)	(254.0)	282.3	(527.2)
Less: Net income attributable to noncontrolling interests	—	—	3.6	—	3.6
Net income (loss) attributable to ATI	$(527.2)	$(28.3)	$(257.6)	$282.3	$(530.8)
Comprehensive income (loss) attributable to ATI	$(516.8)	$(27.0)	$(260.0)	$285.0	$(518.8)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$727.7	$1,610.8	$—	$2,338.5
Cost of sales	43.0	852.0	1,378.3	—	2,273.3
Gross profit (loss)	(43.0)	(124.3)	232.5	—	65.2
Selling and administrative expenses	66.3	18.8	97.3	—	182.4
Restructuring charges	—	9.5	489.1	—	498.6
Operating loss	(109.3)	(152.6)	(353.9)	—	(615.8)
Interest income (expense), net	(101.4)	(51.0)	61.2	—	(91.2)
Other income (loss) including equity in income of unconsolidated subsidiaries	(494.5)	0.6	1.5	494.2	1.8
Income (loss) before income tax provision (benefit)	(705.2)	(203.0)	(291.2)	494.2	(705.2)
Income tax provision (benefit)	(64.4)	(70.1)	(116.3)	186.4	(64.4)
Net income (loss)	(640.8)	(132.9)	(174.9)	307.8	(640.8)
Less: Net income attributable to noncontrolling interests	—	—	10.0	—	10.0
Net income (loss) attributable to ATI	$(640.8)	$(132.9)	$(184.9)	$307.8	$(650.8)
Comprehensive income (loss) attributable to ATI	$(592.6)	$(114.2)	$(199.0)	$307.8	$(598.0)

Condensed Statements of Cash Flows
For the nine months ended September 30, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(73.0)	$(183.7)	$169.0	$(24.0)	$(111.7)
Investing Activities:
Purchases of property, plant and equipment	(0.5)	(93.0)	(81.4)	—	(174.9)
Net receipts/(payments) on intercompany activity	—	—	(102.0)	102.0	—
Asset disposals and other	—	—	2.1	—	2.1
Cash flows provided by (used in) investing activities	(0.5)	(93.0)	(181.3)	102.0	(172.8)
Financing Activities:
Borrowings on long-term debt	287.5	—	100.0	—	387.5
Payments on long-term debt and capital leases	(0.5)	(0.2)	(1.7)	—	(2.4)
Net borrowings under credit facilities	—	—	2.4	—	2.4
Debt issuance costs	(9.4)	—	(1.0)	—	(10.4)
Net receipts/(payments) on intercompany activity	(176.4)	278.4	—	(102.0)	—
Dividends paid to stockholders	(25.8)	—	(24.0)	24.0	(25.8)
Dividends paid to noncontrolling interests	—	—	(16.0)	—	(16.0)
Acquisition of noncontrolling interests	—	—	(12.2)	—	(12.2)
Cash flows provided by (used in) financing activities	75.4	278.2	47.5	(78.0)	323.1
Increase in cash and cash equivalents	$1.9	$1.5	$35.2	$—	$38.6

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended September 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$286.3	$546.4	$—	$832.7
Cost of sales	9.2	363.5	488.7	—	861.4
Gross profit (loss)	(9.2)	(77.2)	57.7	—	(28.7)
Selling and administrative expenses	22.9	9.3	30.3	—	62.5
Operating income (loss)	(32.1)	(86.5)	27.4	—	(91.2)
Interest income (expense), net	(29.5)	(12.6)	14.6	—	(27.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	(56.3)	0.2	0.7	56.2	0.8
Income (loss) before income tax provision (benefit)	(117.9)	(98.9)	42.7	56.2	(117.9)
Income tax provision (benefit)	23.4	(35.1)	11.0	24.1	23.4
Net income (loss)	(141.3)	(63.8)	31.7	32.1	(141.3)
Less: Net income attributable to noncontrolling interests	—	—	3.3	—	3.3
Net income (loss) attributable to ATI	$(141.3)	$(63.8)	$28.4	$32.1	$(144.6)
Comprehensive income (loss) attributable to ATI	$(163.5)	$(60.5)	$16.7	$44.6	$(162.7)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,231.5	$1,749.2	$—	$2,980.7
Cost of sales	22.0	1,296.5	1,504.4	—	2,822.9
Gross profit (loss)	(22.0)	(65.0)	244.8	—	157.8
Selling and administrative expenses	70.1	30.4	97.5	—	198.0
Operating income (loss)	(92.1)	(95.4)	147.3	—	(40.2)
Interest income (expense), net	(86.1)	(37.3)	42.4	—	(81.0)
Other income (loss) including equity in income of unconsolidated subsidiaries	59.3	0.8	1.8	(59.6)	2.3
Income (loss) before income tax provision (benefit)	(118.9)	(131.9)	191.5	(59.6)	(118.9)
Income tax provision (benefit)	23.7	(46.3)	67.4	(21.1)	23.7
Net income (loss)	(142.6)	(85.6)	124.1	(38.5)	(142.6)
Less: Net income attributable to noncontrolling interests	—	—	8.4	—	8.4
Net income (loss) attributable to ATI	$(142.6)	$(85.6)	$115.7	$(38.5)	$(151.0)
Comprehensive income (loss) attributable to ATI	$(140.4)	$(76.0)	$101.9	$(30.5)	$(145.0)

Condensed Statements of Cash Flows
For the nine months ended September 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(61.3)	$(171.1)	$341.3	$—	$108.9
Investing Activities:
Purchases of property, plant and equipment	(0.1)	(45.0)	(54.4)	—	(99.5)
Purchases of businesses, net of cash acquired	—	—	(0.5)	—	(0.5)
Net receipts/(payments) on intercompany activity	—	—	(333.3)	333.3	—
Asset disposals and other	—	0.2	(0.2)	—	—
Cash flows provided by (used in) investing activities	(0.1)	(44.8)	(388.4)	333.3	(100.0)
Financing Activities:
Payments on long-term debt and capital leases	(0.4)	(0.1)	(22.8)	—	(23.3)
Net receipts/(payments) on intercompany activity	124.2	209.1	—	(333.3)	—
Dividends paid to stockholders	(57.9)	—	—	—	(57.9)
Other	(1.3)	—	1.6	—	0.3
Cash flows provided by (used in) financing activities	64.6	209.0	(21.2)	(333.3)	(80.9)
Increase (decrease) in cash and cash equivalents	$3.2	$(6.9)	$(68.3)	$—	$(72.0)
Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended September 30, 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, June 30, 2016		$(913.7)		$(59.8)		$—		$(0.2)	$(973.7)
OCI before reclassifications		—		(2.8)		—		3.0	0.2
Amounts reclassified from AOCI	(a)	11.4	(b)	—	(b)	—	(c)	0.4	11.8
Net current-period OCI		11.4		(2.8)		—		3.4	12.0
Balance, September 30, 2016		$(902.3)		$(62.6)		$—		$3.2	$(961.7)
Attributable to noncontrolling interests:
Balance, June 30, 2016		$—		$16.4		$—		$—	$16.4
OCI before reclassifications		—		(1.6)		—		—	(1.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.6)		—		—	(1.6)
Balance, September 30, 2016		$—		$14.8		$—		$—	$14.8

The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2015		$(951.2)		$(47.6)		$—		$(15.7)	$(1,014.5)
OCI before reclassifications		13.9		(15.0)		—		13.6	12.5
Amounts reclassified from AOCI	(a)	35.0	(b)	—	(b)	—	(c)	5.3	40.3
Net current-period OCI		48.9		(15.0)		—		18.9	52.8
Balance, September 30, 2016		$(902.3)		$(62.6)		$—		$3.2	$(961.7)
Attributable to noncontrolling interests:
Balance, December 31, 2015		$—		$19.4		$—		$—	$19.4
OCI before reclassifications		—		(4.6)		—		—	(4.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(4.6)		—		—	(4.6)
Balance, September 30, 2016		$—		$14.8		$—		$—	$14.8

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

The changes in AOCI by component, net of tax, for the three month period ended September 30, 2015 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, June 30, 2015		$(906.5)		$(19.0)		$(0.1)		$18.3	$(907.3)
OCI before reclassifications		—		(12.1)		—		(16.5)	(28.6)
Amounts reclassified from AOCI	(a)	12.5	(b)	—	(b)	—	(c)	(2.0)	10.5
Net current-period OCI		12.5		(12.1)		—		(18.5)	(18.1)
Balance, September 30, 2015		$(894.0)		$(31.1)		$(0.1)		$(0.2)	$(925.4)
Attributable to noncontrolling interests:
Balance, June 30, 2015		$—		$25.3		$—		$—	$25.3
OCI before reclassifications		—		(4.1)		—		—	(4.1)
Amounts reclassified from AOCI		—		—		—		—	—
Net current-period OCI		—		(4.1)		—		—	$(4.1)
Balance, September 30, 2015		$—		$21.2		$—		$—	$21.2

The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2015 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2014		$(931.5)		$(16.2)		$—		$16.3	$(931.4)
OCI before reclassifications		—		(14.9)		(0.1)		(11.5)	(26.5)
Amounts reclassified from AOCI	(a)	37.5	(b)	—	(b)	—	(c)	(5.0)	32.5
Net current-period OCI		37.5		(14.9)		(0.1)		(16.5)	6.0
Balance, September 30, 2015		$(894.0)		$(31.1)		$(0.1)		$(0.2)	$(925.4)
Attributable to noncontrolling interests:
Balance, December 31, 2014		$—		$25.0		$—		$—	$25.0
OCI before reclassifications		—		(3.8)		—		—	(3.8)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.8)		—		—	$(3.8)
Balance, September 30, 2015		$—		$21.2		$—		$—	$21.2

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2016 and 2015 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended September 30, 2016	Three months ended September 30, 2015		Nine months ended September 30, 2016	Nine months ended September 30, 2015		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$0.4	$(1.5)	(a)	$—	$(4.5)	(a)
Actuarial losses	(18.7)	(18.8)	(a)	(56.2)	(56.2)	(a)
	(18.3)	(20.3)	(c)	(56.2)	(60.7)	(c)	Total before tax
	(6.9)	(7.8)		(21.2)	(23.2)		Tax benefit
	$(11.4)	$(12.5)		$(35.0)	$(37.5)		Net of tax
Derivatives
Nickel and other raw material contracts	$(3.5)	$(3.9)	(b)	$(15.9)	$(11.4)	(b)
Natural gas contracts	(2.5)	(2.6)	(b)	(13.5)	(10.4)	(b)
Electricity contracts	—	—	(b)	—	(0.2)	(b)
Foreign exchange contracts	5.4	9.8	(b)	20.9	30.1	(b)
	(0.6)	3.3	(c)	(8.5)	8.1	(c)	Total before tax
	(0.2)	1.3		(3.2)	3.1		Tax provision (benefit)
	$(0.4)	$2.0		$(5.3)	$5.0		Net of tax

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

Note 15. Commitments and Contingencies
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
At September 30, 2016, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $2 million for federal Superfund and comparable state-managed sites; $10 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
See Note 20. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015 and subsequently filed Quarterly Reports on Form 10-Q for a discussion of legal proceedings affecting the Company.
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
Note 16. Subsequent Event
On October 25, 2016, ATI announced the permanent closure of the Midland, PA commodity stainless steel sheet melt and finishing facility and the Bagdad, PA grain-oriented electrical steel finishing facility. These facilities were indefinitely idled earlier in 2016, and management has concluded that the facilities cannot be operated at an acceptable rate of return. As a result of these actions, fourth quarter 2016 results are expected to include a range of $4 million to $14 million for contract termination costs, approximately $3 million of termination benefits for pension and other postretirement benefit obligations, and approximately $2 million for supplemental unemployment benefits. Cash expenditures for the contract termination and supplemental unemployment benefit costs are expected to be incurred through the first quarter of 2018.

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
In August 2016, ATI announced the indefinite idling of the Rowley, UT titanium sponge production facility and consolidation of other higher-cost titanium operations. Over the last several years, significant global capacity has been added to produce titanium sponge, which is a key raw material used to produce our titanium products. In addition, demand for industrial-grade titanium products from global markets continues to be weak. As a result of these factors, titanium sponge, including aerospace quality sponge, can now be purchased from qualified global producers under long-term supply agreements at prices lower than the production costs at Rowley. In support of our growing titanium business and to ensure a reliable supply of high quality and cost effective titanium sponge, we entered into long-term, cost competitive supply agreements with several leading global producers of premium-grade and standard-grade titanium sponge. The lower cost titanium sponge purchased under these supply agreements will replace the titanium sponge produced at the Rowley facility. As a result of these actions, we recorded pre-tax restructuring and other charges of $499.9 million ($329.2 million after-tax, or $3.07 per share) for the three months ended September 30, 2016. These pre-tax restructuring and other charges for the third quarter of 2016 include $471.3 million of non-cash impairment charges, $17.3 million of shutdown, idling and employee benefit costs and $11.3 million of titanium sponge inventory valuation adjustments. Results in the third quarter 2016 also include $9.3 million pre-tax ($6.1 million after-tax, or $0.06 per share) of Rowley excess operating costs, which will not exist once the Rowley facility idling is completed by the end of 2016. As a result of these charges, ATI also recorded a $173.1 million, or $(1.61) per share, non-cash income tax valuation allowance charge in the third quarter of 2016 related to U.S. federal tax benefits. The total after-tax charges, including the income tax valuation allowance charge, for the third quarter 2016 were $508.4 million, or $(4.74) per share.
Our third quarter 2016 results were sales of $770.5 million and a loss before tax of $531.5 million, compared to sales of $832.7 million and a loss before tax of $117.9 million for the third quarter 2015. Third quarter 2016 net loss attributable to ATI was $530.8 million, or $(4.95) per share, consisting largely of the restructuring and income tax valuation allowance charges discussed above. Results for the third quarter 2015 were a net loss attributable to ATI of $144.6 million, or $(1.35) per share, including $63.9 million of income tax valuation allowances.
We operate in two business segments, High Performance Materials and Components (HPMC) and Flat Rolled Products (FRP). Our 2016 operating results reflect two differently situated businesses. Our HPMC segment is realizing the benefits of the growth phase of next-generation commercial airplanes and jet engines. Our FRP segment continues to be negatively impacted by uncertain end market demand, low raw material prices, and global commodity stainless steel sheet and strip overcapacity. Compared to the third quarter 2015, sales decreased 3% in the HPMC segment and 14% in the FRP segment, as weakness in certain key end markets, including oil & gas/chemical & hydrocarbon process industry, electrical energy and medical, offset increasing demand from the aerospace and defense market.
A new four-year labor agreement with employees represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW), mainly in our FRP business, was ratified on March 4, 2016, and these employees began returning to work in mid-March. Results for the first nine months of 2016 were negatively impacted by $48 million of costs associated with the work stoppage and return to work of USW-represented employees. These conditions primarily affected the FRP segment. The new labor agreement includes important changes to retirement benefit programs, including a freeze to new entrants to ATI’s defined benefit pension plan and the elimination of retiree medical benefits for new employees. As a result of the changes, we will ratably recognize approximately $8 million of lower retirement benefit expense in the FRP segment in the March through December 2016 period. This benefit change is also expected to favorably impact future years.
Results for the first nine months of 2016 were sales of $2.34 billion and a loss before tax of $705.2 million, compared to sales of $2.98 billion and a loss before tax of $118.9 million for the first nine months of 2015. ATI’s 2016 results include $499.9 million of pre-tax restructuring and other charges, including the Rowley charges discussed above, and $10.0 million for severance obligations, which were comprised of a $9.0 million charge for the reduction of approximately one-third of FRP’s salaried workforce through the elimination of over 250 positions, and $1.0 million for severance actions in the HPMC segment. The first nine months of 2016 net loss attributable to ATI was $650.8 million, or $(6.07) per share, compared to a net loss attributable to ATI of $151.0 million, or $(1.41) per share, for the first nine months of 2015.

Compared to the first nine months of 2015, sales decreased 5% in the HPMC segment and 39% in the FRP segment. The HPMC segment reflects stronger sales to the commercial aerospace market, offset by further weakening in demand from the oil & gas/chemical & hydrocarbon processing industry, government aerospace/defense, and the construction and mining equipment markets. The lower FRP segment sales are primarily due to lower commodity stainless steel sheet and grain-oriented electrical steel (GOES) flat-rolled products’ sales due to the idling of production capacity for these products in early 2016.
ATI’s sales to the aerospace and defense market increased to 51% of total sales in the first nine months of 2016, from 39% in the first nine months of 2015. This market mix change is driven in large part by the growth of ATI’s next-generation mill products, forgings, and castings as well as legacy forgings and castings that are new to ATI, combined with our decision to reduce our production of heavily commoditized stainless sheet and GOES products. As a result of continuing weak demand, ATI sales to the oil & gas/chemical & hydrocarbon processing market declined significantly to 9% from 16% using the same comparison period.
Demand from the global aerospace and defense, oil & gas/chemical & hydrocarbon processing industry, electrical energy, automotive and medical markets represented 79% of our sales for the three months ended September 30, 2016 and 81% for the nine months ended September 30, 2016. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2016 and 2015 were as follows:

	Three months ended		Three months ended
Market	September 30, 2016		September 30, 2015
Aerospace & Defense	$391.9	51%	$365.0	44%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	69.1	9%	95.4	11%
Automotive	60.1	7%	60.8	7%
Medical	46.4	6%	52.4	6%
Electrical Energy	43.9	6%	84.7	10%
Subtotal - Key Markets	611.4	79%	658.3	78%
Construction/Mining	45.9	6%	47.5	6%
Food Equipment & Appliances	43.1	6%	46.3	6%
Electronics/Computers/Communication	29.7	4%	32.1	4%
Transportation	21.2	3%	26.6	3%
Conversion Services & Other	19.2	2%	21.9	3%
Total	$770.5	100%	$832.7	100%

	Nine months ended		Nine months ended
Market	September 30, 2016		September 30, 2015
Aerospace & Defense	$1,196.6	51%	$1,159.3	39%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	200.5	9%	478.8	16%
Electrical Energy	182.1	8%	295.1	10%
Automotive	169.4	7%	239.4	8%
Medical	150.8	6%	167.4	6%
Subtotal - Key Markets	1,899.4	81%	2,340.0	79%
Construction/Mining	119.6	5%	191.4	6%
Food Equipment & Appliances	119.4	5%	181.3	6%
Electronics/Computers/Communication	76.2	3%	93.5	3%
Transportation	61.2	3%	108.6	4%
Conversion Services & Other	62.7	3%	65.9	2%
Total	$2,338.5	100%	$2,980.7	100%
For the third quarter 2016, international sales decreased 15% to $313 million and represented 41% of total sales, compared to $369 million or 44% of total sales for the third quarter 2015. This decrease was primarily the result of lower international sales of commodity stainless steel sheet products. ATI’s international sales are mostly to the aerospace, oil & gas, chemical & hydrocarbon processing industry, electrical energy, automotive and medical markets. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, and precision and engineered strip) represented 84% of total sales for the three months ended September 30, 2016. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended September 30,
	2016	2015
High-Value Products
Nickel-based alloys and specialty alloys	26%	26%
Titanium and titanium alloys	19%	19%
Precision forgings, castings and components	17%	14%
Precision and engineered strip	15%	14%
Zirconium and related alloys	7%	8%
Total High-Value Products, excluding GOES	84%	81%
GOES	—%	4%
Total High-Value Products, including GOES	84%	85%
Standard Products
Stainless steel sheet	11%	7%
Specialty stainless sheet	2%	5%
Stainless steel plate and other	3%	3%
Total Standard Products	16%	15%
Grand Total	100%	100%
For the first nine months of 2016, international sales decreased 25% to $947 million and represented 41% of total sales, compared to $1.26 billion or 42% of total sales for the first nine months of 2015. This decrease was also primarily the result of lower international sales of commodity stainless steel sheet products. Sales of our high-value products excluding the idled GOES business represented 86% of total sales for the nine months ended September 30, 2016. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Nine months ended September 30,
	2016	2015
High-Value Products
Nickel-based alloys and specialty alloys	27%	28%
Titanium and titanium alloys	20%	17%
Precision forgings, castings and components	18%	13%
Precision and engineered strip	13%	13%
Zirconium and related alloys	8%	6%
Total High-Value Products, excluding GOES	86%	77%
GOES	1%	4%
Total High-Value Products, including GOES	87%	81%
Standard Products
Stainless steel sheet	7%	9%
Specialty stainless sheet	3%	7%
Stainless steel plate and other	3%	3%
Total Standard Products	13%	19%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 7.6 million pounds in the third quarter 2016, bringing the first nine months of 2016 to a total of 24.2 million pounds. These volumes represent a 12% decrease compared to both the third quarter and the first nine months of 2015, due to continued weak demand from global industrial markets.
Segment operating profit for the third quarter 2016 was $26.2 million, or 3.4% of sales, compared to a segment operating loss of $73.0 million, or (8.8)% of sales for the third quarter 2015. For the first nine months of 2016, segment operating loss was $47.3 million, or (2.0)% of sales, compared to segment operating profit of $14.3 million, or 0.5% of sales, for the first nine months of 2015. Segment operating profit as a percentage of sales for the three and nine month periods ended September 30, 2016 and 2015 was:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
High Performance Materials & Components	10.2%	4.0%	7.9%	8.9%
Flat Rolled Products	(6.7)%	(25.6)%	(18.3)%	(8.4)%
Segment operating profit for the third quarter 2016 in the HPMC segment was $47.0 million, or 10.2% of sales, compared to $18.8 million, or 4.0% of sales, for the third quarter 2015, despite continuing challenging business conditions and low demand from several non-aerospace markets. HPMC segment results exclude the Rowley, UT titanium sponge operations beginning with the third quarter 2016. Segment operating profit for the first nine months of 2016 in the HPMC segment was $114.9 million, or 7.9% of sales, compared to $136.1 million, or 8.9% of sales, for the first nine months of 2015. HPMC segment results for 2016 reflect improving utilization on increasing aerospace and defense sales and the benefits of restructuring activities.
The FRP segment operating loss for the third quarter 2016 was $20.8 million, or (6.7)% of sales, compared to a segment operating loss of $91.8 million, or (25.6)% of sales, for the third quarter 2015. FRP segment results for 2016 reflect a weaker product mix and low demand from project business, partially offset by slowly improving selling prices and the benefits of improving operating performance following the end of the work stoppage. Scheduled quarterly maintenance activities also negatively impacted FRP’s third quarter 2016 operating results. Results for the third quarter 2015 include the effects of weakening base-selling prices and falling raw material surcharges, and the effects of lower operating levels following the mid-August 2015 lockout of USW-represented employees. The FRP segment operating loss for the first nine months of 2016 was $162.2 million, or (18.3)% of sales, compared to a segment operating loss of $121.8 million, or (8.4)% of sales, for the first nine months of 2015. FRP results for the first nine months of 2016 were unfavorably impacted by inefficiencies associated with the work stoppage and return to work of USW-represented employees in addition to higher operating costs as we moved through the process of reducing production levels and then idling our two facilities used in the production of commodity stainless sheet and GOES products. In the first quarter 2016, we completed the previously-announced idling of the standard/commodity stainless melt shop and finishing operations at our Flat Rolled Products’ Midland, PA facility. The idling of our GOES operations, including the Bagdad, PA facility, was completed during the second quarter of 2016.
We are focused on returning ATI to sustainable profitable growth and building a business that has a strong balance sheet and is capable of generating strong cash flow. This requires making decisions and taking actions that place a priority on innovation, and maximize the growth of our differentiated products that create value for our customers and shareholders over the long term. It requires our businesses to be lean and efficient, while creating great opportunities for our people. The restructuring and rightsizing actions that we have been implementing over the last year, while difficult, are integral to returning ATI to sustainable profitability.
Our HPMC segment is very well-positioned for profitable growth, especially in the next-generation jet engine platforms. We expect HPMC segment operating profit as a percentage of sales to further improve in the fourth quarter 2016, compared to the third quarter 2016, and to continue to improve in 2017 and beyond.
Our actions to idle the Rowley titanium sponge facility and consolidate other higher-cost titanium operations are part of our disciplined process to be more efficient and to strengthen and enhance ATI’s ability to deliver sustainable profitable growth and create value for our customers and shareholders over the long-term. We expect to recognize approximately $10 million of additional closure costs for the Rowley facility in the fourth quarter 2016, including additional severance costs for the elimination of approximately 150 positions, as we complete an orderly wind-down of operations through December 2016. These restructuring actions and other facility consolidations are expected to improve ATI’s operating earnings by approximately $50 million beginning in 2017, primarily in the HPMC segment. The Rowley facility will be idled in a manner that allows the facility to be restarted in the future if supported by market conditions.
Our FRP segment continues to be negatively impacted by uncertain end market demand, low raw materials prices, and global commodity stainless steel sheet and strip overcapacity. On October 25, 2016, we announced the decision to permanently close the Midland, PA commodity stainless steel melt and finishing facility, and the Bagdad, PA GOES finishing operation. Our fourth quarter 2016 results for these and additional FRP rightsizing actions are expected to include between $11 to $21 million of charges related to employee benefit costs and other obligations associated with these actions. These additional actions are expected to improve 2017 FRP segment operating profit by approximately $10 million. We have made significant and steady improvement in operating performance at our FRP operations over the last few quarters, but market conditions remain challenging and we do not expect much improvement in market conditions in the fourth quarter. Looking beyond this year, we expect the FRP segment to be profitable in 2017.
Business Segment Results
High Performance Materials & Components (HPMC) Segment
Third quarter 2016 sales decreased 2.7% to $461.8 million compared to the third quarter 2015, with sales of titanium and titanium-based alloys down 8% on lower titanium airframe volume based on the timing of orders. Sales of nickel-based and specialty alloys were down 5%, primarily due to lower specialty alloys demand. Sales of zirconium and related alloys were down 10%, primarily due to lower demand from the electrical energy and hydrocarbon processing markets. Sales of precision forgings, castings and components were 15% higher.

Demand from the aerospace and defense market continues to drive HPMC results as sales to this market represented 77% of third quarter segment sales: 45% jet engine, 20% airframe, and 12% government aero/defense. Sales to the aerospace and defense market were 7% higher compared to the third quarter 2015. We are seeing the transition to next-generation from legacy aircrafts and engines, and ATI is benefiting. Our mix of differentiated jet engine alloys achieved new record levels. Additionally, our isothermal and hot-die forge presses are operating at or near record levels. Our available capacity leaves us well positioned for the forecasted growth in demand over the next several years.
Market conditions remained difficult in several other HPMC segment markets, as demand remained very low from the electrical energy, oil & gas, and construction and mining equipment markets. Sales to the oil & gas/chemical & hydrocarbon processing industry market declined 58%, sales to the medical market were 13% lower, and sales to the electrical energy market were 23% lower, compared to the third quarter 2015.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2016 and 2015 is as follows:

	Three months ended		Three months ended
Market	September 30, 2016		September 30, 2015
Aerospace & Defense:
Jet Engines	$205.9	45%	$173.7	37%
Airframes	91.8	20%	98.3	21%
Government Aerospace & Defense	56.7	12%	58.2	12%
Total Aerospace & Defense	354.4	77%	330.2	70%
Medical	43.1	9%	49.4	10%
Electrical Energy	25.9	5%	33.7	7%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	9.5	2%	22.5	5%
Construction/Mining	7.7	2%	9.9	2%
Transportation	5.0	1%	10.0	2%
Other	16.2	4%	19.0	4%
Total	$461.8	100%	$474.7	100%
International sales represented 46% of total segment sales for the third quarter 2016. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2016 and 2015, is as follows:

	Three months ended September 30,
	2016	2015
High-Value Products
Titanium and titanium alloys	30%	32%
Precision forgings, castings and components	30%	25%
Nickel-based alloys and specialty alloys	28%	29%
Zirconium and related alloys	12%	14%
Total High-Value Products	100%	100%

Segment operating profit in the third quarter 2016 increased to $47.0 million, or 10.2% of total sales, compared to $18.8 million, or 4.0% of total sales, for the third quarter 2015, despite continuing challenging business conditions and low demand from certain non-aerospace markets. Third quarter 2016 results reflect improving utilization on increasing aerospace and defense sales and the benefits of restructuring activities. HPMC segment results exclude the Rowley, UT titanium sponge operations beginning with the third quarter 2016. In August 2016, ATI announced the indefinite idling of titanium sponge production at Rowley, with shutdown activities continuing through December 2016.
For the nine months ended September 30, 2016, segment sales decreased 4.9% to $1.45 billion compared to the first nine months of 2015, primarily as a result of lower sales to the oil & gas/chemical & hydrocarbon processing industry reflecting continued weak demand in the oil & gas market for exploration and other down-hole applications. Sales to the aerospace and defense market were 4% higher than the prior year to date period, led by commercial jet engine sales, which were 15% higher.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2016 and 2015 is as follows:

	Nine months ended		Nine months ended
Market	September 30, 2016		September 30, 2015
Aerospace & Defense:
Jet Engines	$615.7	42%	$534.1	35%
Airframes	290.1	20%	315.4	20%
Government Aerospace & Defense	173.0	12%	192.8	13%
Total Aerospace & Defense	1,078.8	74%	1,042.3	68%
Medical	142.0	10%	157.5	10%
Electrical Energy	96.5	7%	102.7	7%
Oil & Gas/Chemical & Hydrocarbon Processing Industry	36.1	2%	93.2	6%
Construction/Mining	28.4	2%	38.2	2%
Transportation	19.0	1%	38.4	3%
Other	52.4	4%	56.3	4%
Total	$1,453.2	100%	$1,528.6	100%
International sales represented 45% of total segment sales for the first nine months of 2016. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2016 and 2015, is as follows:

	Nine months ended September 30,
	2016	2015
High-Value Products
Titanium and titanium alloys	30%	30%
Nickel-based alloys and specialty alloys	29%	31%
Precision forgings, castings and components	28%	26%
Zirconium and related alloys	13%	13%
Total High-Value Products	100%	100%
Segment operating profit in the first nine months of 2016 decreased to $114.9 million, or 7.9% of total sales, compared to $136.1 million, or 8.9% of total sales, for the first nine months of 2015, primarily as a result of lower utilization based on weak demand from the oil & gas/chemical & hydrocarbon processing market. Segment results in 2016 were negatively impacted by high production costs due to low operating rates at our Rowley, UT titanium sponge facility for the first six months of the year. In August 2016, ATI announced the indefinite idling of titanium sponge production at Rowley, and HPMC segment results exclude the Rowley operations beginning with the third quarter 2016. The first nine months of 2016 results also include $5.3 million of non-recurring work stoppage and return to work costs.

Flat Rolled Products (FRP) Segment
Third quarter 2016 sales decreased 14% compared to the third quarter 2015, to $308.7 million, due to lower shipments of certain products primarily as a result of the idling of production facilities for commodity stainless sheet and GOES. Shipments of high-value products were 3% lower, excluding GOES volume in 2015 for comparison, due to lower demand for Precision Rolled Strip products. Shipments of standard stainless products decreased 2%. Average selling prices increased 2% for standard stainless products, reflecting slowly improving selling prices, partially offset by a weaker product mix. Third quarter 2016 FRP segment titanium shipments, including Uniti joint venture conversion, were 0.8 million pounds, a 44% decrease compared to the third quarter 2015, reflecting weaker project-based demand from industrial titanium markets.
In the first quarter 2016, we completed the previously-announced idling of the standard/commodity stainless melt shop and finishing operations at our Flat Rolled Products’ Midland, PA facility. The idling of our GOES operations, including the Bagdad, PA facility, was completed during the second quarter of 2016. As we continue our rightsizing and restructuring activities to streamline and simplify this business, we have decided to permanently close the Midland and Bagdad operations in October 2016. Based on current and forecasted market conditions, including the expectation of continued significant excess global capacity for commodity stainless steel sheet and GOES, we have now concluded that these facilities cannot be operated at an acceptable rate of return.
In September 2016, the U.S. Department of Commerce made the preliminary determination of antidumping duties on stainless steel sheet and strip shipments from China. The preliminary duties calculated by the Commerce Department are 64% and 77%, and are generally applied in combination with the subsidy margins that were preliminarily determined in July 2016. The antidumping duties and subsidy margins are expected to act as a significant deterrent to the illegal dumping of Chinese government-subsidized imports of stainless steel sheet and strip into the U.S. market.
Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2016 and 2015 is as follows:

	Three months ended		Three months ended
Market	September 30, 2016		September 30, 2015
Oil & Gas/Chemical & Hydrocarbon Processing Industry	$59.5	19%	$72.9	20%
Automotive	58.7	19%	59.4	16%
Food Equipment & Appliances	42.4	14%	45.6	13%
Construction/Mining	38.2	13%	37.6	10%
Aerospace & Defense	37.5	12%	34.8	10%
Electronics/Computers/Communication	28.9	9%	31.3	9%
Electrical Energy	17.9	6%	51.0	14%
Transportation	16.2	5%	16.6	5%
Medical	3.3	1%	3.0	1%
Other	6.1	2%	5.8	2%
Total	$308.7	100%	$358.0	100%

International sales represented 33% of total segment sales for the third quarter 2016. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2016 and 2015, is as follows:

	Three months ended September 30,
	2016	2015
High-Value Products
Precision and engineered strip	37%	33%
Nickel-based alloys and specialty alloys	23%	22%
Titanium and titanium alloys	3%	4%
Total High-Value Products, excluding GOES	63%	59%
GOES	—%	9%
Total High-Value Products, including GOES	63%	68%
Standard Products
Stainless steel sheet	27%	16%
Specialty stainless sheet	4%	12%
Stainless steel plate	6%	4%
Total Standard Products	37%	32%
Grand Total	100%	100%
Segment operating loss was $20.8 million, or (6.7)% of sales, for the third quarter 2016, compared to a segment operating loss of $91.8 million, or (25.6)% of sales, for the third quarter 2015. Segment operating results in the third quarter 2016 reflect slowly improving selling prices and the benefits of improving operating performance following the work stoppage, while also being negatively impacted by scheduled quarterly maintenance activities. 2015 results include the effects of weakening base-selling prices and falling raw material surcharges, and the effects of lower operating levels following the mid-August 2015 lockout of USW-represented employees.

Comparative shipment volume and average selling price information of the segment’s products, excluding GOES, for the three months ended September 30, 2016 and 2015 is provided in the following table:

	Three months ended September 30,		%
	2016	2015	Change
Volume (000’s pounds):
High-Value	73,481	75,578	(3)%
Standard	102,252	104,690	(2)%
Total	175,733	180,268	(3)%
Average prices (per lb.):
High-Value	$2.64	$2.82	(6)%
Standard	$1.10	$1.08	2%
Combined Average	$1.75	$1.81	(3)%
For the first nine months of 2016, sales decreased 39% compared to the first nine months of 2015, to $885.3 million, primarily due to lower shipments and lower selling prices across all flat-rolled product categories. The first nine months of 2016 FRP segment titanium shipments, including Uniti joint venture conversion, were 2.8 million pounds, a 46% decrease compared to the first nine months of 2015, reflecting weaker project-based demand from industrial titanium markets.

Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2016 and 2015 is as follows:

	Nine months ended		Nine months ended
Market	September 30, 2016		September 30, 2015
Oil & Gas/Chemical & Hydrocarbon Processing Industry	$164.5	19%	$385.6	27%
Automotive	163.9	19%	235.1	16%
Food Equipment & Appliances	118.0	13%	179.5	12%
Aerospace & Defense	117.8	13%	117.1	8%
Construction/Mining	91.2	10%	153.2	11%
Electrical Energy	85.5	10%	192.4	13%
Electronics/Computers/Communication	73.8	8%	90.2	6%
Transportation	42.2	5%	70.2	5%
Medical	8.7	1%	9.9	1%
Other	19.7	2%	18.9	1%
Total	$885.3	100%	$1,452.1	100%
International sales represented 33% of total segment sales for the first nine months of 2016. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2016 and 2015, is as follows:

	Nine months ended September 30,
	2016	2015
High-Value Products
Precision and engineered strip	35%	27%
Nickel-based alloys and specialty alloys	26%	26%
Titanium and titanium alloys	4%	3%
Total High-Value Products, excluding GOES	65%	56%
GOES	3%	8%
Total High-Value Products, including GOES	68%	64%
Standard Products
Stainless steel sheet	19%	19%
Specialty stainless sheet	8%	13%
Stainless steel plate	5%	4%
Total Standard Products	32%	36%
Grand Total	100%	100%
Segment operating loss was $162.2 million, or (18.3)% of sales, for the first nine months of 2016, compared to a segment operating loss of $121.8 million, or (8.4)% of sales, for the first nine months of 2015. Segment operating results in the first nine months of 2016 were primarily driven by lower shipment volumes and selling prices, and reduced operating efficiencies during the recent work stoppage. 2016 FRP segment results include $43 million of non-recurring operating costs related to higher-cost material produced prior to the end of the work stoppage, higher conversion costs during the return to more normal operating levels, and costs associated with contractual obligations in the return to work agreement for represented employees.

Comparative shipment volume and average selling price information of the segment’s products, excluding GOES, for the nine months ended September 30, 2016 and 2015 is provided in the following table:

	Nine months ended September 30,		%
	2016	2015	Change
Volume (000’s pounds):
High-Value	217,835	251,965	(14)%
Standard	272,846	424,638	(36)%
Total	490,681	676,603	(27)%
Average prices (per lb.):
High-Value	$2.61	$3.23	(19)%
Standard	$1.04	$1.21	(14)%
Combined Average	$1.73	$1.96	(12)%
Corporate Items

For the third quarter and first nine months of 2016, LIFO inventory valuation reserve charges of $18.5 million and $23.1 million, respectively, were offset by $18.5 million and $23.5 million, respectively, in reductions in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the third quarter and first nine months of 2015, LIFO inventory valuation reserve benefits of $75.8 million and $80.3 million, respectively, were offset by $76.0 million and $80.3 million, respectively, in higher NRV inventory reserves.
Corporate expenses for the third quarter 2016 were $9.8 million, compared to $10.7 million in the third quarter 2015. For the nine months ended September 30, 2016, corporate expenses were $32.6 million, compared to $33.6 million for the nine months ended September 30, 2015.
Closed operations and other expenses for the third quarter 2016 were $15.4 million, compared to $6.5 million for the third quarter 2015, primarily due to operations costs of our Rowley, UT titanium sponge facility, which are classified in closed operations beginning in the third quarter of 2016 due to the indefinite idling decision and ongoing shutdown activities. Other closed operations costs including environmental, insurance and retirement benefits expense were comparable with the 2015 third quarter. For the nine months ended September 30, 2016, closed operations and other expenses were $24.6 million, compared to $18.6 million for the comparable 2015 period. The year-to-date increase in closed operations and other expenses was primarily due to third quarter 2016 operations costs of our Rowley, UT titanium sponge facility.

Business segment results exclude $499.9 million and $509.9 of restructuring and other charges for the three and nine months ended September 30, 2016, respectively. These charges for the third quarter ended September 30, 2016 primarily relate to the indefinite idling of our Rowley facility and include $471.3 million long-lived asset impairment charges, $11.3 million of inventory valuation charges for titanium sponge that are classified in cost of sales, $16.3 million of facility shutdown and idling costs and $1.0 million of employee benefit costs. The nine months ended September 30, 2016 also include a $1.0 million charge for severance obligations in the HPMC segment, and a $9.0 million charge for severance obligations in the FRP operations, with the reduction of approximately one-third of FRP’s salaried workforce through the elimination of over 250 positions, which is expected to be completed by the end of 2016. See Note 10 of the Notes to Consolidated Financial Statements for additional information on restructuring charges.
Interest expense, net of interest income, in the third quarter 2016 was $32.6 million, compared to net interest expense of $27.5 million in the third quarter 2015. On a year-to-date basis, the first nine months of 2016 net interest expense was $91.2 million compared to $81.0 million for the first nine months of 2015. The increase in interest expense was primarily due to a higher interest rate on our Senior Notes due 2023 (2023 Notes) resulting from credit rating downgrades, interest on the $287.5 million 4.75% Convertible Senior Notes due 2022 (the Convertible Notes) and $100.0 million eighteen month term loan (Term Loan) issued during the second quarter of 2016, and, on a year-to-date basis, higher average borrowings on our Asset Based Lending (ABL) Revolving Credit Facility. Capitalized interest reduced interest expense by $1.1 million in the third quarter of 2016 and $0.6 million in the third quarter of 2015. For the nine months ended September 30, 2016 and 2015, capitalized interest was $3.1 million and $1.6 million, respectively.

Income Taxes
Third quarter 2016 results included a benefit for income taxes of $4.3 million, or 0.8% of the loss before income taxes, which includes a $173.1 million income tax valuation allowance charge on U.S. federal deferred tax assets, and $4.1 million of discrete charges. The third quarter 2016 effective tax rate was 34.1% excluding these charges. Beginning in the third quarter of 2015, our results reflected a three year cumulative loss for U.S. operations; prior thereto, our historical results reflected a three year cumulative profit. The three year cumulative loss condition, which continues in 2016, limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. The third quarter 2016 actions to indefinitely idle the Rowley, UT titanium sponge production facility (see Note 10 for further information) resulted in a reassessment of the realizability of U.S. federal deferred tax assets. The third quarter 2015 provision for income taxes was $23.4 million, which included a $63.9 million deferred tax valuation allowance. The 2015 valuation allowance included $56.6 million for certain state and federal tax benefits recognized in prior years, and $7.3 million valuation allowance recorded as part of the 2015 effective tax rate, representing approximately a 6% tax rate impact.
For the first nine months of 2016, the benefit for income taxes was $64.4 million, or 9.1% of the loss before income taxes, compared to a provision for income taxes of $23.7 million for the 2015 comparable period. The income tax rates for both year-to-date periods were impacted by the valuation allowance charges discussed above. The first nine months of 2016 included discrete tax expense of $0.5 million and income taxes in the first nine months of 2015 included discrete tax expense of $57.9 million, primarily due to the valuation allowance discussed above.
Financial Condition and Liquidity
We have an ABL Revolving Credit Facility, which matures in September 2020 and is collateralized by the accounts receivable and inventory of our domestic operations. The revolving credit portion of the ABL facility is $400 million, which includes a letter of credit sub-facility of up to $200 million.
In May 2016, the ABL facility was amended to add an eighteen month Term Loan in the amount of $100.0 million, to support our restructuring actions and operational needs, and to amend certain of the ABL covenants and related defined terms. The interest rate on this Term Loan is 3.5% plus a LIBOR spread. Costs associated with amending the ABL facility were $0.9 million, and are being amortized to interest expense over the term of the facility. Proceeds of the Term Loan were used to pay down outstanding borrowings under the revolving credit portion of the ABL facility. The Term Loan is due on November 13, 2017 and can be prepaid in its entirety on a one-time basis on or after May 13, 2017 if certain minimum liquidity conditions are satisfied. The underwriting fees and other third-party expenses for the issuance of the Term Loan were $1.0 million and are being amortized to interest expense over the eighteen month term of the loan.
As amended, the applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 2.0% and 2.5% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. As amended, the ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount or (ii) $40.0 million. We did not meet this required fixed charge coverage ratio at September 30, 2016. As a result, we are not able to access this remaining 12.5% or $62.5 million of the ABL facility until we meet the required ratio. There were no outstanding revolving credit borrowings under the ABL facility as of September 30, 2016, and $10.8 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first nine months of 2016 were $109 million, bearing an average annual interest rate of 1.757%.

In the second quarter of 2016, we issued and sold $287.5 million aggregate principal amount of 4.75% Convertible Notes due 2022. We used a portion of the proceeds from the Convertible Notes to make a $115 million contribution in July 2016 to our U.S. defined benefit pension plan, and expect to use additional Convertible Note proceeds to meet future pension funding requirements.
At September 30, 2016, we had $188 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $325 million. We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs, including currently projected required contributions to the ATI Pension Plan, our U.S. qualified defined benefit pension plan. We expect average funding requirements to the ATI Pension Plan to be over $100 million annually for the next few years, however these estimates are subject to significant uncertainty, including potential changes to required mortality tables with revised longevity estimates, and the performance of our pension trust assets. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions any borrowings may be influenced by our credit rating.

We have an additional, separate credit facility for the issuance of letters of credit. As of September 30, 2016, $32 million in letters of credit were outstanding under this facility.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K. As a result of the indefinite idling of the Rowley, UT titanium sponge production facility in August 2016, the Company expects contractual purchase obligations for raw materials to be reduced by approximately $170 million.
Cash Flow and Working Capital
For the nine months ended September 30, 2016, cash used in operations was $111.7 million, and included a $115.0 million contribution to the U.S. defined benefit pension plan in July 2016 and a $39.0 million benefit from lower managed working capital balances. As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2016, managed working capital decreased to 43.0% of annualized total ATI sales compared to 46.2% of annualized sales at December 31, 2015. During the first nine months of 2016, managed working capital decreased by $39.0 million, primarily due to inventory reductions in the FRP segment. The decrease in managed working capital from December 31, 2015 resulted from a $188.4 million decrease in inventory, partially offset by a $95.6 million decrease in accounts payable and a $53.8 million increase in accounts receivable. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by almost 20% as of September 30, 2016 compared to year end 2015. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained consistent at September 30, 2016 compared to year end 2015.
The components of managed working capital at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
(In millions)	2016	2015
Accounts receivable	$454.0	$400.3
Inventory	1,078.9	1,271.6
Accounts payable	(285.2)	(380.8)
Subtotal	1,247.7	1,291.1
Allowance for doubtful accounts	4.6	4.5
Adjustment from current cost to LIFO cost basis	(113.3)	(136.4)
Inventory valuation reserves	187.5	206.3
Managed working capital	$1,326.5	$1,365.5
Annualized prior 3 months sales	$3,082.2	$2,955.6
Managed working capital as a % of annualized sales	43.0%	46.2%
Change in managed working capital from December 31, 2015	$(39.0)
Capital expenditures were $174.9 million through September 30, 2016, nearly half of which related to the completion of the Hot-Rolling and Processing Facility (HRPF). In addition, our capital expansion projects in the HPMC segment for nickel alloy powder and titanium investment castings, as well as an expansion project at our STAL joint venture in China, are ongoing. The STAL capital expansion will be fully funded by STAL’s operations. We now estimate our full year 2016 capital expenditures to be approximately $215 million, of which approximately $95 million is related to scheduled HRPF payments. We expect 2017 capital expenditures to be approximately $120 million including 2016 carryover and approximately $40 million for the STAL expansion. Beyond 2017, we continue to expect capital expenditures to average no more $100 million annually for the next several years. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $323.1 million and consisted primarily of $387.5 million for the Term Loan and Convertible Notes issued in the second quarter 2016, partially offset by dividend payments of $25.8 million to ATI stockholders, $16.0 million paid to the 40% noncontrolling interest in our STAL joint venture, $10.4 million of issuance costs related to the new debt, and $12.2 million primarily for the purchase of the 15% redeemable noncontrolling interest in ATI Flowform Products. At September 30, 2016, cash and cash equivalents on hand totaled $188.4 million, an increase of $38.6 million from year end 2015. Cash and cash equivalents held by our foreign subsidiaries was $91.0 million at September 30, 2016, of which $49.2 million was held by STAL, the Company’s Chinese joint venture in which ATI has a 60% interest.

Debt
Total debt outstanding increased $388.6 million to $1,893.8 million at September 30, 2016 compared to December 31, 2015. This increase was due to the Term Loan and Convertible Notes issued in the second quarter 2016.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. These leverage ratios increased in 2016 primarily as a result of lower ATI stockholders’ equity due to 2016 operating results, and additional debt from the Term Loan and Convertible Notes. Net debt as a percentage of total capitalization was 53.7% at September 30, 2016, compared to 39.4% at December 31, 2015. The net debt to total capitalization was determined as follows:

(In millions)	September 30, 2016	December 31, 2015
Total debt (a)	$1,893.8	$1,505.2
Less: Cash	(188.4)	(149.8)
Net debt	$1,705.4	$1,355.4
Total ATI stockholders’ equity	1,471.8	2,082.8
Net ATI total capital	$3,177.2	$3,438.2
Net debt to ATI total capital	53.7%	39.4%
Total debt to total capitalization of 56.3% at September 30, 2016 increased from 42.0% at December 31, 2015.
Total debt to total capitalization was determined as follows:

(In millions)	September 30, 2016	December 31, 2015
Total debt (a)	$1,893.8	$1,505.2
Total ATI stockholders’ equity	1,471.8	2,082.8
Total ATI capital	$3,365.6	$3,588.0
Total debt to total ATI capital	56.3%	42.0%

(a)	Excludes debt issuance costs.
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
In May 2016, we issued and sold $250 million aggregate principal amount of 4.75% Convertible Notes due 2022. We granted the underwriters a 30-day option to purchase up to an additional $37.5 million aggregate principal amount of Convertible Notes on the same terms and conditions to cover over-allotments, if any. On June 1, 2016, we announced that the underwriters exercised this option in full and on June 2, 2016, we completed the offering and sale of the additional $37.5 million aggregate principal amount of Convertible Notes. Interest on the Convertible Notes is payable in cash semi-annually in arrears on each January 1 and July 1, commencing January 1, 2017. We used a portion of the proceeds from the Convertible Notes to make a $115 million contribution in July 2016 to our U.S. defined benefit pension plan, and expect to use additional Convertible Note proceeds to meet future pension funding requirements. The underwriting fees and other third-party expense for the issuance of the Convertible Notes were $9.4 million and are being amortized to interest expense over the 6-year term of the Convertible Notes.
We do not have the right to redeem the Convertible Notes prior to their stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of the Company’s common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date (July 1, 2022). The initial conversion rate for the Convertible Notes is 69.2042 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Notes (19.9 million shares), equivalent to conversion price of $14.45 per share, subject to adjustment in certain events. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to the holders.

If we undergo a fundamental change, holders of the Convertible Notes may require us to repurchase the notes in whole or in part for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.
Dividends
A quarterly dividend of $0.08 per share of common stock was paid on September 8, 2016 to stockholders of record at the close of business on August 18, 2016. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. Under the ABL facility, there is no limit on dividend declarations or payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $120.0 million and 30% of the maximum revolving credit availability, and no event of default under the ABL facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend declarations or payments if the undrawn availability is less than the greater of $120.0 million and 30% of the maximum revolving credit advance amount but more than the greater of $60.0 million and 15% of the maximum revolving credit advance amount, if (i) no event of default has occurred and is continuing or would result from paying the dividend, (ii) we demonstrate to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $60.0 million and 15% of the maximum revolving credit availability, and (B) we maintain a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL facility.
Critical Accounting Policies
Inventory
At September 30, 2016, we had net inventory of $1,078.9 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the nine months ended September 30, 2016, the effect of rising raw material, labor and overhead costs on our LIFO inventory valuation method resulted in cost of sales that were $23.1 million higher than would have been recognized under the FIFO methodology to value our inventory while for the nine months ended September 30, 2015, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales that were $80.3 million lower than would have been recognized under the FIFO methodology to value our inventory.

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
The calculation of a resulting NRV inventory reserve, if any, is recognized as an expense in the period that the need for the reserve is identified.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2016	2015
LIFO benefit (charge)	$(23.1)	$80.3
NRV benefit (charge)	23.5	(80.3)
Net cost of sales impact	$0.4	$—

We also recorded inventory valuation charges for the market-based valuation of Rowley-produced titanium sponge inventory. These lower of cost or market charges were $17.7 million and $16.6 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, in the third quarter of 2016, in conjunction with the indefinite idling of the Company’s Rowley, UT titanium sponge facility (see Note 10 of the Notes to Consolidated Financial Statements for further explanation), an additional $11.3 million charge was taken to revalue titanium sponge inventory based on revised assessments of industrial grade titanium market conditions and expected utilization of this inventory.
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

Asset Impairment

We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value, and the asset’s carrying value exceeds its fair value. Changes in the expected use of a long-lived asset group, and the financial performance of the long-lived assets group and its operating segment, are evaluated as indicators of possible impairment. Future cash flow value may include appraisals for property, plant and equipment, land and improvements, future cash flow estimates from operating the long-lived assets, and other operating considerations. In the fourth quarter of each year in conjunction with the annual business planning cycle, or more frequently if new material information is available, we evaluate the recoverability of idled facilities.

In August 2016, ATI announced the indefinite idling of the Rowley, Utah titanium sponge production facility with the orderly wind-down of operations to occur through December 2016. Over the last several years significant global capacity has been added to produce titanium sponge, which is a key raw material used to produce ATI’s titanium products. In addition, demand for industrial-grade titanium products from global markets continues to be weak. As a result of these factors, titanium sponge, including aerospace quality sponge, can now be purchased from qualified global producers under long-term supply agreements at prices lower than the production costs at ATI’s titanium sponge facility in Rowley, UT. The Rowley facility is being idled in a manner that allows the facility to be restarted in the future if supported by market conditions. As a result of this idling decision, we evaluated the recoverability of this facility and concluded that the expected net undiscounted future cash flows from these assets were less than their carrying value. As a result, a $470.8 million impairment charge was recognized to reduce the carrying value of the Rowley, UT facility to estimated fair value based on asset appraisals using cost, income and market approaches.

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

At September 30, 2016, ATI had $644.4 million of goodwill on its consolidated balance sheet, a decrease of $7.0 million from December 31, 2015 due to foreign currency translation on goodwill for reporting units with functional currency other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment. Management concluded that none of ATI’s reporting units experienced any triggering event that would have required a step one interim goodwill impairment analysis at September 30, 2016.
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
Pending Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for information on pending accounting pronouncements.

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
As part of our risk management strategy, we utilize derivative financial instruments, from time to time, to hedge our exposure to changes in energy and raw material prices, foreign currencies, and interest rates. We monitor the third-party financial institutions which are our counterparties to these financial instruments on a daily basis and diversify our transactions among counterparties to minimize exposure to any one of these entities. Fair values for derivatives were measured using exchange-traded prices for the hedged items including consideration of counterparty risk and the Company’s credit risk. Our exposure to volatility in interest rates is presently not material, as nearly all of our debt is at fixed interest rates.
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
At September 30, 2016, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. In the first nine months of 2016, due to changes in expected operating levels, the Company concluded that portions of these natural gas hedges for 2016 and the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized a $0.4 million and $1.7 million pre-tax loss for the three and nine months ended September 30, 2016, respectively, for natural gas cash flow hedge ineffectiveness, which is reported in selling and administrative expenses on the consolidated statement of operations. Approximately 90% of our forecasted domestic requirements for natural gas for 2017 and approximately 25% for 2018 are hedged. The net mark-to-market valuation of these outstanding natural gas hedges at September 30, 2016 was an unrealized pre-tax loss of $9.3 million, comprised of $8.5 million in accrued liabilities and $0.8 million in other long-term liabilities. For the three months ended September 30, 2016, the effects of natural gas hedging activity increased cost of sales by $2.5 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2016, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 29 million pounds of nickel with hedge dates through 2020. The aggregate notional amount hedged is approximately 30% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2016, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $8.2 million, comprised of $3.5 million in prepaid expense and other current assets, $5.8 million in other long-term assets, $8.8 million in accrued liabilities and $8.7 million in other long-term liabilities on the balance sheet.
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
In 2015, we net settled substantially all of our foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of September 30, 2016, we held 67.2 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. We recorded a $0.5 million and $3.0 million charge in the three and nine months ended September 30, 2016, respectively, and a $1.8 million charge and $5.6 million benefit in the three and nine months ended September 30, 2015, respectively, in costs of sales on the consolidated statement of operations for maturities and mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 10 million euro notional value outstanding as of September 30, 2016 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2017.
At September 30, 2016, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax loss of $1.1 million, of which $0.4 million is included in prepaid expense and other current assets, $0.2 million is in other long-term assets, $1.4 million in accrued liabilities and $0.3 million in other long-term liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequently filed Quarterly Reports on Form 10-Q, and addressed in Note 14 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

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
As of September 30, 2016, our total consolidated indebtedness was approximately $1.9 billion. This substantial level of indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

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
(a) Exhibits

3.1
Third Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2016 (File No. 1-12001)).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	November 2, 2016	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2016	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1
Third Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2016 (File No. 1-12001)).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document