Form 10-K
period 2016-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2017-02-24
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
On February 10, 2017, the Registrant had outstanding 108,767,403 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2016 was approximately $1.4 billion, based on the closing price per share of Common Stock on June 30, 2016 of $12.75 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2017 are incorporated by reference into Part III of this Report.

PART I
Item 1. Business
The Company
Allegheny Technologies Incorporated is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800, Internet website address www.atimetals.com. References to “Allegheny Technologies,” “ATI,” the “Company,” the “Registrant,” “we,” “our” and “us” and similar terms mean Allegheny Technologies Incorporated and its subsidiaries, unless the context otherwise requires.
Our Business
ATI is a global manufacturer of technically advanced specialty materials and complex components. Over 50% of our sales are to the aerospace & defense market, particularly jet engines, and we have a strong presence in the oil & gas, electrical energy, medical, automotive, and other industrial markets. ATI is a market leader in manufacturing differentiated specialty alloys and forgings that require our unique manufacturing and precision machining capabilities and our innovative new product development competence. ATI produces nickel-based alloys and superalloys, titanium and titanium-based alloys, specialty alloys, stainless steels, and zirconium and other related alloys in many mill product forms. Our capabilities range from alloy development, to melting and hot-working, through highly engineered finished components. We are also a leader in producing nickel-based alloy and titanium-based alloy powders for use in next-generation jet engine forgings and 3D-printed products.
We operate in two business segments: High Performance Materials & Components (HPMC), and Flat Rolled Products (FRP). Our HPMC segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings, castings, components and machined parts. These products are designed for the high performance requirements of major end markets such as aerospace & defense, oil & gas, electrical energy, and medical. Our FRP segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products. The major end markets for our flat-rolled products are oil & gas, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace & defense.
ATI’s strategic vision is to be an aligned and integrated specialty materials and components company. Our strategies target the products and global growth markets that require and value ATI’s technical and manufacturing capability leadership. These differentiated products serve key global markets including aerospace & defense, oil & gas, electrical energy, medical and automotive, and sales to these key global markets represented 80% of total 2016 sales.
More than 50% of ATI’s 2016 sales, and 75% of the HPMC segment’s 2016 sales, are to the aerospace & defense market, led by products for commercial aerospace jet engines. Through acquisitions, alloy development, internal growth strategies, and long-term supply agreements on current and next-generation aero-engines and airframes, we are well positioned with a fully qualified asset base to meet the expected multi-year growth in demand from the commercial aerospace market. Our HPMC segment’s isothermal and hot-die forge press utilization continues to improve to meet aerospace demand growth, including new market share gains.
Strategic end use markets for our products include:
Aerospace & Defense. We are a world leader in the production of premium titanium-based alloys, nickel-based and cobalt-based alloys and superalloys, and vacuum-melted specialty alloys used in the manufacture of components for both commercial and military jet engines, as well as replacement parts for those engines. We also produce titanium-based alloys, vacuum-melted specialty alloys, and high-strength stainless alloys for use in commercial and military airframes, airframe components and missiles.
Titanium and titanium-based alloys are critical metals in aerospace and defense applications. They possess an extraordinary combination of properties, including superior strength-to-weight ratio, elevated temperature resistance, low coefficient of thermal expansion, and extreme corrosion resistance. These metals are used to produce jet engine components such as blades, vanes, discs, and casings, and airframe components such as structural members, landing gear, hydraulic systems, and fasteners. The latest and next-generation airframes and jet engines use increasing amounts of titanium and titanium alloys in component parts in order to minimize weight and maximize fuel efficiency.
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
Our titanium-based alloy, nickel-based alloy, and specialty alloy precision forgings are used for components for jet engines, structural components for aircraft, helicopters, launch vehicles, and other demanding applications. We are a world leader in isothermal and hot-die forging technologies for advanced aerospace components.  We produce highly sophisticated components that have differing mechanical properties in different parts of the same piece for greater resistance to fatigue and temperature effects. ATI provides a full range of post-forging inspection, machining and finishing services with the certified quality needed to meet demanding application requirements.  ATI has the technology, equipment and know-how to cast titanium parts in some of the largest sizes and most complex shapes currently being manufactured for aerospace applications. ATI’s advanced manufacturing capabilities offer OEMs the freedom to design components with intricate geometries, cored passageways, cast-in features and sculpted surfaces.
ATI’s powder metal technology delivers extreme alloy compositions and refined microstructures that offer increased performance and longer useful lives in high-temperature aerospace environments.  Powder metal technology boosts the efficiency of jet engines. Powder delivers the most uniform grain structure achievable, in near-net shapes. We are expanding our powder metal production capacity in Bakers, NC to better serve these markets, and we expect to qualify these assets with key strategic customers and increase our sales of these products in 2017.
We continuously seek to develop innovative new alloys to better serve the needs of this end use market. For example, ATI 718Plus® nickel-based superalloy, Rene 65 near-powder superalloy, and our powder alloys have won significant share in the current and next-generation jet engines.
Oil & Gas. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and high temperature conditions in sour wells and unconventional sources, such as shale oil and gas, and oil sands. Challenging offshore environments are in deepwater remote locations that are further off the continental shelf, including arctic and tropical locations, often one mile or more below the water’s surface, and up to two miles below the ocean floor. The requirements for equipment that can operate for up to 30 years in these environments are fulfilled by the specialty materials that we produce.
Both of our business segments produce specialty materials that are critical to the oil and gas industry. Our specialty materials, including titanium and titanium-based alloys, nickel-based alloys, zirconium alloys, stainless and duplex alloys and other specialty alloys have the strength, wear corrosion-resistant properties necessary for difficult environments.
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
For electrical power generation, our specialty materials, including corrosion-resistant alloys (CRAs), are used in coal, nuclear, and natural gas applications. In coal-fired plants, our CRAs are used for pipe, tube, and heat exchanger applications in water systems in addition to pollution control scrubbers. Our CRAs are also used in water systems, fuel cladding components, and process equipment for nuclear power plants. For nuclear power plants, we are an industry pioneer in producing reactor-grade zirconium and hafnium alloys used in nuclear fuel cladding and structural components. We are a technology leader for large diameter nickel-based superalloys used in natural gas land-based turbines for power generation. For alternative energy generation, our alloys are used for solar, fuel cell and geothermal applications.
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
ATI’s advanced nickel-based alloys and specialty alloys in flat-rolled products are used primarily in engine and exhaust applications in the automotive market.  Global demand is expected to grow for our high-value precision and engineered strip for automotive applications such as gaskets, hose clamps, and turbo chargers.  As automotive engine operating temperatures get hotter as a result of turbochargers, we bring our expertise in aerospace alloys to the automotive market, and our alloy mix continues to trend favorably.  Our HRPF provides the capability to produce these high-value alloys in wider and longer coils.
We also provide a variety of heat-resistant and corrosion-resistant automotive exhaust alloys.  Again, in this application we focus on those exhaust applications that are closer to the engine where exhaust temperatures are highest and corrosion resistance is most severe.
Business Segments
Our two business segments accounted for the following percentages of total revenues of $3.13 billion, $3.72 billion, and $4.22 billion for the years ended December 31, 2016, 2015, and 2014, respectively.

	2016	2015	2014
High Performance Materials & Components	62%	53%	48%
Flat Rolled Products	38%	47%	52%
Information with respect to our business segments is presented below and in Note 16 of the notes to the consolidated financial statements.
High Performance Materials & Components Segment
Our HPMC segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings and castings, components and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace & defense (jet engines and airframes), oil & gas, electrical energy, and medical. We are integrated across these alloy systems in melt, remelt, mill product forging, finishing, investment casting, and machining processes. Most of the products in this segment are sold directly to end-use customers, and a significant portion of our HPMC segment products are sold under multi-year agreements.
75% of the HPMC segment’s 2016 revenues were derived from the aerospace & defense market. Demand for our products is driven primarily by the commercial aerospace cycle. Large aircraft and jet engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S. (an Airbus Group company), Bombardier Aerospace (a division of Bombardier Inc.), and Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes, and GE Aviation (a division of General Electric Company), Rolls-Royce plc, Pratt & Whitney (a division of United Technologies Corporation), Snecma (SAFRAN Group), and various joint ventures that manufacture jet engines. These companies and their suppliers form a substantial part of our customer base in this business segment. The loss of one or more of our customers in the aerospace & defense market could have a material adverse effect on ATI’s results of operations and financial condition.
Principal competitors in the HPMC segment include Berkshire Hathaway Inc., for nickel-based alloys and superalloys and specialty steel alloys, titanium and titanium-based alloys, precision forgings and investment castings through its recent acquisition of Precision Castparts Corporation and subsidiaries; Arconic Inc., for titanium and titanium-based alloys and precision forgings through its recent acquisitions of RTI International Metals, Inc. and Firth Rixson; Carpenter Technology Corporation for nickel-based alloys and superalloys and specialty steel alloys; VSMPO-AVISMA for titanium and titanium-based alloys; and Aubert & Duval for precision forgings.

Flat Rolled Products Segment
Our FRP segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip® products. The major end markets for our flat-rolled products are oil & gas, automotive, aerospace & defense, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers. The operations in this segment are ATI Flat Rolled Products and the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), in which we hold a 60% interest. Segment results also include our 50% interest in the industrial titanium joint venture known as Uniti LLC.
Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2016, approximately 65% by volume of our stainless sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
Engineered strip and very thin Precision Rolled Strip products, which are under 0.015 inches thick, are used by customers to fabricate a variety of products primarily in the automotive, construction, and electronics markets. In 2016, approximately 90% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.
Stainless steel, nickel-based alloy and titanium plate products are primarily used in aerospace, corrosion and industrial markets. In 2016, approximately one-half by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.
Competition in the Flat Rolled Products segment includes domestic stainless steel competitors AK Steel Corporation, North American Stainless, and Outokumpu Stainless USA, LLC, as well as imports from numerous foreign producers, including Aperam, based in Europe. Competitors for nickel-based alloys and superalloys and specialty steel alloys include Haynes International and VDM Metals GmbH.
Significant global overcapacity for stainless steel flat-rolled products has intensified the price competition in this segment over the last several years. Some of our foreign competitors are either directly or indirectly subsidized by governments. In 1999, the United States imposed anti-dumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. The anti-dumping and countervailing duty orders were reviewed in 2011 by the U.S. Department of Commerce and the U.S. International Trade Commission to determine whether the orders should remain in place for another five years. The agencies decided that eight such orders against five countries will continue in effect. In July 2016, the U.S. Department of Commerce and the U.S. International Trade Commission initiated a third review of the eight orders. The four orders covering imports of stainless steel plate in coils from three countries were continued for an additional five years in December 2016. A determination concerning continuation of the four orders covering imports of stainless steel sheet and strip in coils from three countries is expected in the third quarter of 2017.
Additionally, in February 2016, ATI and the three domestic stainless steel competitors filed antidumping and countervailing duty petitions concurrently with the U.S. Department of Commerce and the U.S International Trade Commission, charging that unfairly traded imports of stainless steel sheet and strip from the People’s Republic of China are causing material injury to the domestic stainless steel industry. In February 2017, the U.S. Department of Commerce issued its final determinations, calculating antidumping duties ranging from 64% and 77% percent and countervailing duties ranging from 76% and 191%. These duties are generally applied in combination. The U.S. International Trade Commission is scheduled to announce its final determination in early March 2017. The antidumping duties and subsidy margins are expected to act as a significant deterrent to the illegal dumping of Chinese government-subsidized imports of stainless steel sheet and strip into the U.S. market. We continue to monitor imports from foreign producers for appropriate action.
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
Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of changes in raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the change in the price of raw materials and the impact of such mechanisms. For example, in 2016 we used approximately 80 million pounds of nickel; therefore a hypothetical change of a $1.00 per pound increase in nickel prices would result in increased costs of approximately $80 million. We also used approximately 300 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of a $0.01 per pound increase would result in increased costs of approximately $3 million.
In August 2016, we announced the indefinite idling of our Rowley, UT titanium sponge production in the HPMC segment, which was completed in December 2016. Over the last several years, significant global capacity has been added to produce titanium sponge, which is a key raw material used to produce ATI’s titanium products. In addition, demand for industrial-grade titanium products from global markets continues to be weak. As a result of these factors, titanium sponge, including aerospace quality sponge, can now be purchased from qualified global producers under long-term supply agreements at prices lower than the production costs at ATI’s titanium sponge facility in Rowley, UT. ATI has entered into long-term cost competitive supply agreements with several producers of premium-grade and standard-grade titanium sponge. The lower cost titanium sponge purchased under these supply agreements will replace the titanium sponge produced at the Rowley facility.
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
Export Sales and Foreign Operations
Direct international sales represented approximately 41% of our total annual sales in 2016, 42% of our total sales in 2015, and 38% of our total sales in 2014. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 31% of our total sales in 2016, 33% of our total sales in 2015, and 28% of our total sales in 2014. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives at various locations throughout the world. We believe that at least 50% of ATI’s 2016 sales were driven by global markets when we consider exports of our customers. Direct sales by geographic area in 2016, and as a percentage of total sales, were as follows:

(In millions)
United States	$1,857.5	59%
Europe	639.7	21%
Asia	418.9	13%
Canada	97.6	3%
South America, Middle East and other	120.9	4%
Total sales	$3,134.6	100%
Our HPMC segment has manufacturing capabilities for melting, remelting, forging and finishing nickel-based alloys and specialty alloys in the United Kingdom, and manufacturing capabilities for precision forging and machining in Poland, primarily serving the aerospace, construction and transportation markets. Within our FRP segment, our STAL joint venture in the People’s Republic of China produces Precision Rolled Strip products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $1.7 billion at December 31, 2016 and $1.5 billion at December 31, 2015. We expect that approximately 85% of confirmed orders on hand at December 31, 2016 will be filled during the year ending December 31, 2017. Backlog of confirmed orders of our HPMC segment was approximately $1.6 billion at December 31, 2016 and $1.3 billion at December 31, 2015. We expect that approximately 83% of the confirmed orders on hand at December 31, 2016 for this segment will be filled during the year ending December 31, 2017. Backlog of confirmed orders of our FRP segment was approximately $0.1 billion at December 31, 2016 and $0.2 billion at December 31, 2015. We expect that all of the confirmed orders on hand at December 31, 2016 for this segment will be filled during the year ending December 31, 2017.

Generally, our sales and operations are not seasonal. However, demand for our products is cyclical over longer periods because specialty materials customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries.
Research, Development and Technical Services
We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for the years ended December 31, 2016, 2015, and 2014 included the following:

(In millions)	2016	2015	2014
Company-Funded:
High Performance Materials & Components	$10.9	$10.0	$12.9
Flat Rolled Products	3.6	4.0	4.3
Corporate	0.2	0.2	0.2
	14.7	14.2	17.4
Customer-Funded:
High Performance Materials & Components	2.2	1.5	2.7
Total Research and Development	$16.9	$15.7	$20.1
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
Our Corporate Guidelines for Business Conduct and Ethics address compliance with environmental laws as well as employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees. We continued to focus on safety across ATI’s operations during 2016. Our 2016 OSHA Total Recordable Incident Rate was 2.11 and our Lost Time Case Rate was 0.44, which we believe to be competitive with world-class performance for our industry.
Employees
We have approximately 8,500 full-time employees, of which approximately 15% are located outside the United States. Approximately 40% of our workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW). On March 4, 2016, ATI announced that it had reached a four-year labor agreement with the USW covering USW-represented employees of its ATI Flat Rolled Products business unit and at two locations in the HPMC business segment. The Company has CBAs with approximately 800 full-time employees that expire in 2017.
Available Information
Our Internet website address is www.atimetals.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.
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
Risks Associated with Commercial Aerospace. A significant portion of the sales of our HPMC segment represents products sold to customers in the commercial aerospace industry. Fulfilling contractual arrangements to provide various products to customers in this industry often involves meeting highly exacting performance requirements and product specifications, and our failure to meet those requirements and specifications on a timely and cost efficient basis could have a material adverse effect on our results of operations, business and financial condition. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, execution of projected build rates, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products in this segment is subject to these cyclical trends. A downturn in the commercial aerospace industry has had, and may in the future have, an adverse effect on the prices at which we are able to sell these and other products, and our results of operations, business and financial condition could be materially adversely affected.
Goodwill or Long-Lived Asset Impairments. We have various long-lived assets that are subject to impairment testing. We review the recoverability of goodwill annually, or more frequently whenever significant events or changes in circumstances indicate that the recorded goodwill of a reporting unit may be below that reporting unit’s fair value. Our businesses operate in highly cyclical industries, such as commercial aerospace and oil & gas, and as such our estimates of future cash flows, market demand, the cost of capital, and forecasted growth rates and other factors may fluctuate, which may lead to changes in estimated fair value and, therefore, impairment charges in future periods. For the 2016 goodwill impairment evaluation, one reporting unit with goodwill of $470.8 million has a fair value that exceeds carrying value by 14%, and one reporting unit with goodwill of $114.4 million has a fair value that exceeds carrying value by 12%. Additionally, we have a significant amount of property, plant and equipment and acquired intangible assets that may be subject to impairment testing, depending on factors such as market conditions, the demand for our products, and facility utilization levels. Any determination requiring the impairment of a significant portion of goodwill or other long-lived assets has had, and may in the future have, a negative impact on our financial condition and results of operations.
Risks Associated with Strategic Capital Projects. From time-to-time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, over the last several years we have undertaken major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities, and finished product commissioning of a new advanced hot-rolling and processing facility. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor-related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs or delays, our results of operations and financial position may be materially adversely affected.

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
We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable or if liability is probable to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2016, our reserves for environmental matters totaled approximately $16 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
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
Labor Matters. We have approximately 8,500 full-time employees, of which approximately 15% are located outside the United States. Approximately 40% of our workforce is covered by various collective bargaining agreements (CBAs), predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation. The Company has CBAs with approximately 800 full-time employees that expire in 2017. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire.
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
Risks Associated with Indebtedness. Our substantial indebtedness could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under our outstanding indebtedness. As of December 31, 2016, our total consolidated indebtedness was approximately $1.9 billion. This substantial level of indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
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
Risks Associated with Retirement Benefits. At December 31, 2016, our U.S. qualified defined benefit pension plan (U.S. Plan)was approximately 70% funded as calculated in accordance with U.S. generally accepted accounting principles. Based upon current regulations and actuarial studies, we expect to make a $135 million cash contribution to the U.S. Plan in 2017, and we currently expect to continue to have average annual funding requirements of approximately $135 million for the next few years, using an expected 7.75% rate of return on pension plan assets. However, these estimates are subject to significant uncertainty, including potential changes to mortality tables with revised longevity estimates, and the performance of our pension trust assets. Depending on the timing and amount, a requirement that we fund our U.S. Plan could have a material adverse effect on our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal domestic facilities for our HPMC segment include melting operations and production facilities that perform processing and finishing operations. Domestic melting operations are located in Monroe and Bakers, NC, and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting), Richland, WA (electron beam melting), and Albany, OR (vacuum arc re-melt). Production of high performance materials, most of which are in long product form, takes place at our domestic facilities in Monroe and Bakers, NC, Lockport, NY, Richburg, SC, Albany, OR, and Oakdale, PA. Our production of zirconium and related specialty alloys takes place at facilities located in Millersburg, OR and Huntsville, AL. Our production of highly engineered forgings, castings, and machined components takes place at facilities in Cudahy and Coon Valley, WI, East Hartford, CT, Albany, OR, Irvine, CA, Portland, IN, Lebanon, KY, Billerica, MA, and Salem, OR.
Our principal domestic locations for melting stainless steel and other flat-rolled specialty materials are located in Brackenridge and Latrobe, PA. Hot-rolling is performed at our domestic facilities in Brackenridge and Washington, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Vandergrift, Washington, Rochester, Monaca, and Zelienople, PA, and in Waterbury, CT, New Bedford, MA, Louisville, OH, and Bridgeview, IL.
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
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 2, 2017, there were 3,561 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.08 per share of common stock outstanding for the first three quarters of 2016 and the fourth quarter of 2015. A quarterly dividend of $0.18 per share of common stock outstanding was paid for the first three quarters of 2015. Effective with the fourth quarter of 2016, our Board of Directors decided to suspend the quarterly dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.  Our Asset Based Lending (ABL) Revolving Credit Facility restricts our ability to pay dividends in certain circumstances.  For more information on the restrictions under our ABL facility, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity - Dividends.”
The ranges of high and low sales prices for shares of our common stock for the quarterly periods ended on the dates indicated were as follows:

2016	March 31	June 30	September 30	December 31
High	$18.38	$18.03	$18.67	$19.20
Low	$7.08	$10.93	$12.27	$13.15

2015	March 31	June 30	September 30	December 31
High	$35.10	$37.76	$31.02	$19.10
Low	$27.12	$29.05	$13.66	$10.15
Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2011 through December 31, 2016, as compared to the S&P MidCap 400 Index and a Peer Group of companies. We have included the SPDR S&P Metals and Mining Index ETF because our stock price trading and volatility trends with the performance of that index. We believe that the Peer Group of companies, which is defined below, is representative of companies in our industry that have served similar markets during the applicable periods. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2011. The stock performance information included in this graph is based on historical results and is not necessarily indicative of future stock price performance.

Company / Index	Dec 2011	Dec 2012	Dec 2013	Dec 2014	Dec 2015	Dec 2016
ATI	100.00	64.89	78.00	77.52	25.79	37.11
S&P MidCap 400 Index	100.00	117.88	157.37	172.74	168.98	204.03
Peer Group	100.00	111.53	148.47	142.97	114.93	150.21
SPDR S&P Metals & Mining ETF	100.00	92.12	85.90	62.99	30.52	62.07
Source: Standard & Poor’s
Peer Group companies for the cumulative five year total return period ended December 31, 2016 were as follows:

AK Steel Holding Corporation	Materion Corp	Steel Dynamics, Inc.
Alcoa Inc.	Nucor Corp.	The Timken Company
Carpenter Technology Corporation	Precision Castparts Corp.	Timken Steel Corporation
Castle (A M) & Co.	Reliance Steel & Aluminum Co.	United States Steel Corporation
Commercial Metals Company	RTI International Metals, Inc.	Universal Stainless & Alloy Products, Inc.
Kennametal Inc.	Schnitzer Steel Industries, Inc.	Worthington Industries, Inc.

Alcoa Inc. was included in the total shareholder return Peer Group through October 31, 2016 when it was separated into Alcoa Corp and Arconic. Precision Castparts Corp. was included through January 29, 2016 when it was acquired by Berkshire Hathaway Inc. RTI International Metals Inc. was included through July 22, 2015 when it was acquired by Alcoa Inc. Effective in 2014, The Timken Company spun off its steel business into a new public company, Timken Steel Corporation, which was included in the total shareholder return Peer Group starting on June 19, 2014 when it began trading.
Item 6. Selected Financial Data

(In millions)
For the Years Ended December 31,	2016	2015	2014	2013	2012
Revenue by Market:
Aerospace & Defense	$1,590.4	$1,514.0	$1,446.3	$1,394.5	$1,584.5
Oil & Gas	280.8	538.0	752.3	706.8	837.6
Automotive	232.8	293.8	414.4	348.3	363.7
Electrical Energy	232.6	368.1	430.2	459.4	571.5
Medical	195.8	220.7	211.0	207.7	211.5
Subtotal - Key Markets	2,532.4	2,934.6	3,254.2	3,116.7	3,568.8
Food Equipment & Appliances	172.2	217.3	248.8	251.7	215.4
Construction/Mining	160.6	226.3	295.6	287.5	364.2
Electronics/Communication/Computers	109.7	126.4	154.6	153.1	170.0
Transportation	77.6	129.5	172.1	136.3	196.1
Other	82.1	85.5	98.1	98.2	152.4
Total	$3,134.6	$3,719.6	$4,223.4	$4,043.5	$4,666.9

(In millions, except per share amounts)
For the Years Ended December 31,	2016	2015	2014	2013	2012
Results of Operations:
Sales:
High Performance Materials & Components	$1,930.4	$1,985.9	$2,006.8	$1,944.8	$2,314.0
Flat Rolled Products	1,204.2	1,733.7	2,216.6	2,098.7	2,352.9
Total Sales	$3,134.6	$3,719.6	$4,223.4	$4,043.5	$4,666.9
Segment operating profit (loss):
High Performance Materials & Components	$168.7	$157.1	$234.8	$159.6	$315.7
Flat Rolled Products	(163.0)	(241.9)	(47.0)	(147.8)	19.7
Total segment operating profit (loss)	$5.7	$(84.8)	$187.8	$11.8	$335.4
Income (loss) from continuing operations before income taxes	$(734.0)	$(478.0)	$1.5	$(154.8)	$232.3
Income tax provision (benefit)	(106.9)	(112.1)	(8.7)	(63.6)	72.4
Income (loss) from continuing operations	(627.1)	(365.9)	10.2	(91.2)	159.9
Income (loss) from discontinued operations, net of tax	—	—	(0.6)	252.8	7.9
Net income (loss)	(627.1)	(365.9)	9.6	161.6	167.8
Less: Net income attributable to noncontrolling interests	13.8	12.0	12.2	7.6	9.4
Net income (loss) attributable to ATI	$(640.9)	$(377.9)	$(2.6)	$154.0	$158.4
Basic net income (loss) per common share
Continuing operations attributable to ATI per common share	$(5.97)	$(3.53)	$(0.02)	$(0.93)	$1.42
Discontinued operations attributable to ATI per common share	—	—	(0.01)	2.37	0.07
Basic net income (loss) attributable to ATI per common share	$(5.97)	$(3.53)	$(0.03)	$1.44	$1.49
Diluted net income (loss) per common share
Continuing operations attributable to ATI per common share	$(5.97)	$(3.53)	$(0.02)	$(0.93)	$1.36
Discontinued operations attributable to ATI per common share	—	—	(0.01)	2.37	0.07
Diluted net income (loss) attributable to ATI per common share	$(5.97)	$(3.53)	$(0.03)	$1.44	$1.43

(In millions, except per share amounts and ratios)
As of and for the Years Ended December 31,	2016	2015	2014	2013	2012
Dividends declared per common share	$0.24	$0.62	$0.72	$0.72	$0.72
Ratio of earnings to fixed charges	—	—	—	—	2.8x
Working capital	$1,057.8	$1,181.1	$1,584.4	$1,743.3	$1,663.1
Total assets	5,170.0	5,751.7	6,571.7	6,885.0	6,234.6
Long-term debt	1,771.9	1,491.8	1,498.2	1,513.9	1,449.8
Total debt	1,877.0	1,495.7	1,516.0	1,933.8	1,466.9
Cash and cash equivalents	229.6	149.8	269.5	1,026.8	304.6
Total ATI Stockholders’ equity	1,355.2	2,082.8	2,598.4	2,894.2	2,479.6
Noncontrolling interests	89.6	101.6	110.9	100.5	107.5
Total Stockholders’ equity	1,444.8	2,184.4	2,709.3	2,994.7	2,587.1
The information presented in Selected Financial Data should be read in conjunction with the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

Results of operations in 2016 include $538.5 million of pre-tax restructuring and other charges, primarily related to the indefinite idling of the Rowley, UT titanium sponge production facility. 2016 results also include $171.5 million in deferred tax valuation allowances which reduced the income tax benefit. Results of operations in 2015 include $131.5 million of pre-tax net realizable value inventory reserves, which are required to offset ATI’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost, $216.3 million of pre-tax goodwill impairment, restructuring and inventory revaluation charges, and $74.5 million of deferred tax valuation allowances, which reduced the income tax benefit. 2014 results from continuing operations include postretirement benefit curtailment and settlement gains of $25.5 million pre-tax. Results of operations in 2013 include $67.5 million of pre-tax restructuring charges, primarily related to asset impairments. Additionally, in 2013, we completed the sale of our tungsten materials business and after a strategic review, determined that we would exit our iron castings and fabricated components businesses. These three businesses are classified as discontinued operations. We received cash proceeds, net of transaction costs, of $600.9 million for the sale of the tungsten materials business, and recognized a $428.3 million pretax ($261.4 million after tax) gain which is reported in discontinued operations.

Total debt includes the 2016 issuance of $287.5 million of 4.75% Convertible Senior Notes due 2022, and a $100.0 million term loan added to our asset based lending revolving credit facility. A portion of the convertible note proceeds were used to make a $115.0 million contribution to the U.S. defined benefit pension plan. In 2014, we repaid the remaining $397.5 million outstanding of our 4.25% Convertible Senior Notes due 2014. In 2013, we issued $500.0 million of 5.875% Senior Notes due in 2023 (currently bearing a 7.875% interest rate), the net proceeds of which were used for general corporate purposes.

Total ATI stockholders’ equity included net increases (decreases) of $(60.6) million, $(69.6) million, $(266.5) million, $241.0 million, and $(164.1) million for 2016, 2015, 2014, 2013 and 2012, respectively, related to remeasurements of ATI’s retirement benefit obligations. In addition, ATI stockholders’ equity for 2016 included a $45.6 million decrease from income tax valuation allowances on amounts recorded in other comprehensive income.

For purposes of determining the ratio of earnings to fixed charges, earnings include pre-tax income (loss) from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals). For the years ended December 31, 2016, 2015, 2014 and 2013, fixed charges exceeded earnings by $750.2 million, $492.1 million, $7.1 million and $192.8 million, respectively.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results or performance could differ materially from those encompassed within such forward-looking statements as a result of various factors, including those described below. Net income (loss) and net income (loss) per share amounts referenced below are attributable to Allegheny Technologies Incorporated and Subsidiaries.
ATI Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Over 50% of our sales are to the aerospace & defense market, particularly jet engines, and we have a strong presence in the oil & gas, electrical energy, medical, automotive, and other industrial markets. ATI is a market leader in manufacturing differentiated specialty alloys and forgings that require our unique manufacturing and precision machining capabilities and our innovative new product development competence. ATI produces nickel-based alloys and superalloys, titanium and titanium-based alloys, specialty alloys, stainless steels, and zirconium and other related alloys in many mill product forms. Our capabilities range from alloy development, to melting and hot-working, through highly engineered finished components. We are also a leader in producing nickel-based alloy and titanium-based alloy powders for use in next-generation jet engine forgings and 3D-printed products.
We operate in two business segments: High Performance Materials & Components (HPMC), and Flat Rolled Products (FRP). Our HPMC segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings, castings, components and machined parts. These products are designed for the high performance requirements of major end markets such as aerospace & defense, oil & gas, electrical energy, and medical. Our FRP segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products. The major end markets for our flat-rolled products are oil & gas, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace & defense.

Overview of 2016 Financial Performance
Sales in 2016 decreased 16% to $3.1 billion, while cost of sales decreased 19%, compared to 2015, resulting in a 170% increase in gross profit margin, to $162.5 million. This improvement in our gross profit margin was primarily due to our exit in the FRP business from the unprofitable grain-oriented electrical steel (GOES) product line and significantly reducing FRP’s sales volume of commodity stainless steel sheet products, both occurring in early 2016. Results in 2016 were adversely impacted by effects of the seven-month work stoppage associated with USW labor agreement negotiations that concluded in March 2016, which predominantly affected FRP segment operations.
Total sales to our key end markets of aerospace & defense, oil & gas, electrical energy, medical, and automotive represented 80% of ATI’s 2016 sales. Sales to our largest end market, aerospace & defense, increased 5% over 2015 and represented 51% of our 2016 sales. We continued our strategic focus on key high-value specialty products, including nickel-based alloys and specialty alloys, titanium and titanium-based alloys, precision castings and forgings, and zirconium and related alloys, with 2016 sales of these key high-value products representing 85% of our total sales, excluding GOES. Direct international sales, including both U.S. exports and foreign sales from our foreign manufacturing operations, were $1.3 billion in 2016 and represented 41% of total sales.
In 2016, we restructured our titanium operations in the HPMC segment, permanently closed the FRP segment’s Midland, PA commodity stainless steel melt and sheet finishing facility and the Bagdad, PA GOES finishing facility, and implemented salaried workforce reductions in the FRP segment. Our 2016 results include $539 million of pre-tax restructuring and other charges, including $471 million of long-lived asset impairment charges arising from the indefinite idling of our Rowley, UT titanium sponge production facility, and contractual obligations, closure costs, inventory charges and employment benefit costs for these closure-related actions. Business segment operating profit, which excludes these restructuring charges, was $6 million in 2016, a $91 million improvement over 2015, with stronger operating performance in our HPMC segment and a smaller operating loss in our FRP segment, particularly in the second half of 2016. We also recorded $172 million of income tax valuation allowances in 2016, including $150 million for U.S. federal income taxes, and reported a loss attributable to ATI of $641 million, or $(5.97) per share.
A summary of our results from continuing operations is as follows:

(In millions, except per share amounts)	2016	2015	2014
Sales	$3,134.6	$3,719.6	$4,223.4
Gross profit	$162.5	$60.3	$378.6
Segment operating profit (loss)	$5.7	$(84.8)	$187.8
Restructuring, goodwill impairment and other charges	$(538.5)	$(216.3)	$—
Income (loss) from continuing operations before income taxes	$(734.0)	$(478.0)	$1.5
Net loss attributable to ATI	$(640.9)	$(377.9)	$(2.0)
Diluted net loss attributable to ATI per common share	$(5.97)	$(3.53)	$(0.02)
2016 was a difficult year, with significant losses in our FRP business and important restructuring actions to improve future financial performance across both the HPMC and FRP business segments. The actions taken in 2016 are the result of a disciplined management review process, taking into account current and expected future market conditions, including forecasted growth in demand for our products from all end markets and assessments of global supply and demand dynamics. This disciplined process is a key part of our commitment to make the tough decisions that are required to strengthen and enhance ATI’s ability to deliver sustainable profitable growth, and create value for our customers and our shareholders over the long-term.
Our major strategic accomplishments during 2016 include:

•
Continuing to reposition ATI as a growth-oriented aerospace & defense company. More than 50% of ATI’s 2016 sales were to the aerospace & defense market, led by a 13% increase in 2016 sales of products for commercial aerospace jet engines. Through recent acquisitions, alloy development, internal growth strategies, and long-term supply agreements on current and next-generation aero-engines and airframes, we are well positioned with a fully qualified asset base to meet the expected multi-year growth in demand from the commercial aerospace market. Our HPMC segment’s isothermal and hot-die forge press utilization continues to improve to meet aerospace demand growth, including new market share gains.

•
Restructuring our HPMC segment titanium operations to improve cost competitiveness, including the indefinite idling of the Rowley, UT titanium sponge production facility, which resulted in $514 million of restructuring charges, including $11 million of titanium sponge inventory revaluation classified in cost of sales in the consolidated statement of operations. We entered into long-term, cost competitive supply agreements with several leading global producers of premium-grade and standard-grade titanium sponge, with the lower cost titanium sponge purchased under these agreements replacing the titanium sponge produced at the Rowley facility. We recognized a $471 million asset impairment charge for the Rowley facility idling, along with $43 million primarily for related closure costs for Rowley, charges to close a small, unprofitable titanium wire production facility in Frackville, PA, and to consolidate certain titanium operations in Albany, OR. These charges were excluded from HPMC segment results. The HPMC restructuring actions are expected to improve ATI’s operating earnings by approximately $50 million beginning in 2017.

•
Restructuring the FRP business to focus on value, not volume. Building on actions taken in 2015, we permanently idled the Midland, PA commodity stainless steel melt and sheet finishing facility, and the Bagdad, PA GOES finishing facility. We recognized $13 million in restructuring charges for contractual obligations, closure costs, and employment benefits for these facility closures. These actions have significantly lessened ATI’s exposure to more commoditized products and markets in the FRP segment. We continue to reposition the FRP business to a higher value product mix, and achieved near-breakeven results in this segment in the fourth quarter of 2016, after four years of operating losses. We also reduced the size of the FRP salaried workforce by more than 250 employees, and recognized $12 million of pre-tax severance charges. These facility closure and severance charges were excluded from FRP segment results. The FRP restructuring actions related to severance and facility closures are expected to improve ATI’s operating earnings by approximately $40 million, with benefits beginning in the third quarter of 2016.

•
Concluding difficult labor negotiations, ending a seven month work stoppage in March 2016. We incurred approximately $49 million in costs in the first half of 2016, primarily in the FRP segment, for operating inefficiencies and contractual obligations associated with the work stoppage and return to work of represented employees. The new labor agreement includes important changes to retirement benefit programs, including a freeze to new entrants to ATI’s defined benefit pension plan and the elimination of retiree medical benefits for new employees, and other changes affecting plant operations that improve our cost competitiveness.

•
Maintaining a solid liquidity position, while addressing several near-term funding challenges, and ending the year with $230 million in cash on hand and $310 million of available borrowing capacity under our asset based domestic lending (ABL) facility. We issued $288 million of six-year convertible notes to provide additional financial flexibility to fund our U.S. defined benefit pension plan and to support pension liability management actions, including an annuity buyout of small balance pensions. We amended our ABL facility to add a $100 million term loan that matures in November 2017 to provide additional liquidity as we complete our significant restructuring actions and capital expenditure commitments.

•
Continuing to make capital investments to support our growth initiatives, with $202 million of capital expenditures in 2016, including $85 million of scheduled payments on the Hot Rolling and Processing Facility, and the expansion of nickel alloy powder production capacity in the HPMC segment. We are at the end of a significant, multi-year period of capital expansions, and expect our capital expenditures to be well below depreciation expense for the next several years.

Outlook
Our HPMC segment is very well-positioned for profitable growth, especially in the next-generation jet engine platforms, and we expect 2017 HPMC segment sales growth of approximately 10%, and operating profit as a percentage of sales to improve to the low-teens. Our HPMC segment is expected to continue sustained profitable growth, supported by long-term agreements that provide significant growth and share gains for ATI on next-generation airplanes and the jet engines that power them. We expect our cost structure to continue to improve throughout the year as a result of our 2016 titanium operations restructuring actions, including achieving a better balance of titanium raw material cost inputs following the idling of our Rowley titanium sponge production facility. We have sufficient available capacity for the forecasted growth in demand over the next several years.
The FRP segment made tremendous progress throughout 2016 toward returning to profitability, but our work is not done. We continue the process of creating a smaller, more agile, streamlined, cohesive, and efficient flat-rolled products business that will be more focused on products and markets with significant technical barriers to entry. As we continue to reposition this business to a higher-value product mix, we expect shipments of our specialty coil and plate products to improve in 2017 and benefit from the HRPF capabilities, particularly for our 48”-wide nickel-based alloy sheet. In 2017, we expect the FRP segment to achieve sequential sales growth through the first two quarters of 2017, however, our visibility in the second half of 2017 remains cautious, and market conditions remain challenging in certain key end markets. We expect the FRP segment to reach a low-single digit operating profit level, as a percentage of sales.
We expect 2017 to be another step in our continuing journey toward our goals of long-term profitable growth and consistently earning a premium to our cost of capital. Cash generation from operations will remain a key focus throughout 2017. We do not expect to pay any U.S. federal taxes in 2017 due to net operating loss carryforwards, and we intend to carefully balance our working capital and other cash needs with the pace of our capital expenditure requirements, pension funding requirements, and debt obligations. We expect 2017 capital expenditures to be approximately $125 million, including 2016 carryover and approximately $40 million for the expansion at our 60% owned Chinese joint venture, STAL. Beyond 2017, we continue to expect capital expenditures to average no more than $100 million annually for the next several years. Depreciation and amortization expense in 2017 is forecast to be approximately $160 million. We currently expect 2017 pre-tax retirement benefit expense to be about $71 million, or approximately $23 million lower than 2016. We expect to make a $135 million cash contribution to the U.S. qualified defined benefit pension plan in 2017.
Results of Operations
Sales from continuing operations were $3.13 billion in 2016, $3.72 billion in 2015, and $4.22 billion in 2014. The 16% sales decrease in 2016 is primarily the result of 31% lower FRP sales, largely as a result of the idling of commodity stainless steel melt and sheet finishing capacity in January 2016 and our exit from the GOES market in April 2016. HPMC sales were 3% lower compared to 2015, as stronger commercial aerospace sales were offset by weakness in other key end markets including oil & gas, electrical energy, and medical. The 12% sales decrease in 2015 compared to 2014 is primarily the result of lower shipment volumes of most flat-rolled products, and weak selling prices for standard stainless flat-rolled products due to global competition, particularly imports from China, and declining raw material costs, which affect transaction prices.
Segment operating profit was $5.7 million, or 0.2% of sales in 2016, compared to a segment operating loss of $84.8 million, or (2.3)% of sales, in 2015, and segment operating profit of $187.8 million, or 4.4% of sales, in 2014. Our measure of segment operating profit (loss), which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, closed operations expenses, the effects of LIFO inventory accounting and any related changes in net realizable value (NRV) inventory reserves, goodwill impairment charges and restructuring costs, if any. Total revenues and segment operating profit (loss) of our two business segments were as follows (in millions):

	2016		2015		2014
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
High Performance Materials & Components	$1,930.4	$168.7	$1,985.9	$157.1	$2,006.8	$234.8
Flat Rolled Products	1,204.2	(163.0)	1,733.7	(241.9)	2,216.6	(47.0)
Total ATI	$3,134.6	$5.7	$3,719.6	$(84.8)	$4,223.4	$187.8
Business segment results in 2016 exclude $538.5 million in pre-tax charges for significant restructuring actions involving HPMC titanium operations and right-sizing actions across the FRP business. These restructuring charges are comprised of $471.3 million of long-lived asset impairments, primarily for the indefinitely idled Rowley, UT titanium sponge production facility, $43.0 million of facility closure costs and related inventory revaluations, and $24.2 million of severance charges and other employee benefit costs. Business segment results in 2015 exclude $347.8 million of pre-tax charges, which included a $126.6 million charge for goodwill impairment, $54.5 million of long-lived asset impairment charges, $131.5 million of net realizable value (NRV) inventory reserve charges, a $25.4 million charge to revalue non-PQ titanium sponge inventory based on current market prices, and $9.8 million of charges for severance actions and idling costs. 2014 results include $25.5 million of pre-tax curtailment and settlement gains relating to postretirement benefit plan changes, primarily included in FRP segment results, and $63.1 million pre-tax HRPF commissioning and Rowley PQ qualification costs.
Pre-tax results were losses of $734.0 million in 2016 and $478.0 million in 2015, while the 2014 pre-tax result from continuing operations was income of $1.5 million.
The 2016 net loss attributable to ATI was $640.9 million, or $(5.97) per share, compared to a 2015 net loss attributable to ATI of $377.9 million, or $(3.53) per share, and a 2014 loss attributable to ATI of $2.6 million, or $(0.03) per share. Results in 2016 and 2015 reflect below-normal income tax benefits as a percentage of the pre-tax losses due to $171.5 million and $74.5 million, respectively, of income tax valuation allowances on deferred tax assets, primarily due to cumulative losses from U.S. operations.
Results of discontinued operations were immaterial for all periods covered by this annual report.

Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues is as follows:

Market	2016		2015		2014
Aerospace & Defense	$1,590.4	51%	$1,514.0	41%	$1,446.3	34%
Oil & Gas	280.8	9%	538.0	14%	752.3	18%
Automotive	232.8	7%	293.8	8%	414.4	10%
Electrical Energy	232.6	7%	368.1	10%	430.2	10%
Medical	195.8	6%	220.7	6%	211.0	5%
Subtotal - Key Markets	2,532.4	80%	2,934.6	79%	3,254.2	77%
Food Equipment & Appliances	172.2	6%	217.3	6%	248.8	6%
Construction/Mining	160.6	5%	226.3	6%	295.6	7%
Electronics/Computers/Communication	109.7	4%	126.4	3%	154.6	4%
Transportation	77.6	2%	129.5	4%	172.1	4%
Other	82.1	3%	85.5	2%	98.1	2%
Total	$3,134.6	100%	$3,719.6	100%	$4,223.4	100%
Comparative information for our major high-value and standard products based on their percentages of our total revenues is as follows:

For the Years Ended December 31,	2016	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	27%	28%	26%
Titanium and titanium-based alloys	19%	17%	15%
Precision forgings, castings and components	18%	14%	13%
Precision and engineered strip	13%	13%	13%
Zirconium and related alloys	8%	7%	6%
Total High-Value Products, excluding GOES	85%	79%	73%
Grain-oriented electrical steel	1%	4%	4%
Total High-Value Products, including GOES	86%	83%	77%
Standard Products
Stainless steel sheet	7%	8%	9%
Specialty stainless sheet	4%	6%	10%
Stainless steel plate and other	3%	3%	4%
Total Standard Products	14%	17%	23%
Grand Total	100%	100%	100%
Information with respect to our business segments is presented below.
High Performance Materials & Components

(In millions)	2016	% Change	2015	% Change	2014
Sales to external customers	$1,930.4	(3)%	$1,985.9	(1)%	$2,006.8
Segment operating profit	$168.7	7%	$157.1	(33)%	$234.8
Segment operating profit as a percentage of sales	8.7%		7.9%		11.7%
Direct international sales as a percentage of sales	45.2%		43.1%		41.2%
Our HPMC segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings, castings, components, and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace & defense, oil & gas, electrical energy, and medical.

2016 Compared to 2015
Sales for the HPMC segment in 2016 decreased 3%, to $1.93 billion. Sales to the aerospace & defense market, which is the largest end market for HPMC at 75% of total segment sales, were 5% higher, driven by a 16% increase in commercial jet engine sales. However, other HPMC end markets continued to have weak demand, with lower year-over-year sales. Sales to the oil & gas market declined 57% compared to 2015, as the continuing impact of low oil prices led to reduced demand for products to this market throughout the year.
Comparative information for our HPMC segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2016 and 2015, and the percentage change in revenues by market for 2016 is as follows:

Market	2016		2015		Change
Aerospace & Defense:
Jet Engines	$823.3	43%	$709.6	36%	$113.7	16%
Airframes	367.8	19%	379.5	19%	(11.7)	(3)%
Government Aerospace & Defense	248.1	13%	276.8	14%	(28.7)	(10)%
Total Aerospace & Defense	1,439.2	75%	1,365.9	69%	73.3	5%
Medical	185.3	10%	208.1	10%	(22.8)	(11)%
Electrical Energy	129.1	7%	135.8	7%	(6.7)	(5)%
Oil & Gas	46.5	2%	108.6	5%	(62.1)	(57)%
Construction/Mining	36.7	2%	46.7	2%	(10.0)	(21)%
Transportation	23.8	1%	46.9	3%	(23.1)	(49)%
Other	69.8	3%	73.9	4%	(4.1)	(6)%
Total	$1,930.4	100%	$1,985.9	100%	$(55.5)	(3)%
Over the past several years, we have entered into long-term agreements (LTAs) with certain of our customers for our specialty materials, in the form of mill products and components, to reduce their supply uncertainty, including several LTAs with aerospace market OEMs. These LTAs are for ATI’s specialty materials mill products, forgings and investment castings required for both next-generation and legacy aircraft platforms and jet engines. Our LTAs include a titanium products supply agreement for aircraft airframes and structural components with The Boeing Company (Boeing), which extends into the next decade. This long-term agreement covers value-added titanium mill products and provides opportunity for greater use of ATI’s next generation and advanced titanium alloys in both long product and flat-rolled product forms, including highly engineered titanium cast and forged products. The agreement includes both long-product forms that are manufactured within the HPMC segment, and a significant amount of plate products that are manufactured utilizing assets of both the HPMC and FRP segments. Revenues and profits associated with these titanium products covered by the Boeing long-term agreement are included primarily in the results for the HPMC segment. We also have LTAs with GE Aviation for the supply of premium titanium alloys, nickel-based alloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications and with Snecma (Safran) for the supply of premium titanium alloys, nickel-based alloys, vacuum melted specialty alloys, and titanium investment castings for commercial and military jet engine applications. In addition, we have LTAs with Rolls-Royce plc for the supply of nickel-based superalloy disc-quality products and precision forgings and castings for commercial jet engine applications. We have supply contracts with United Technologies Corporation for jet engine components through its Pratt & Whitney subsidiaries, as well as for structural components for airframe applications. We also supply products to other important parts of the aviation market such as helicopters and rotary engine fixed wing aircraft.
The commercial aerospace market is transitioning to the next generation of single aisle and large twin aisle aircraft, and next-generation jet engines. New airframe designs contain a larger percentage of titanium alloys, and the jet engines that power them use newer nickel-based alloys and titanium-based alloys, in both cases for improved performance and more economical operating costs, compared to legacy airframe and engine designs. Boeing and Airbus have multi-year backlogs of orders for both legacy models and next-generation aircraft, and there are over 22,000 jet engines with firm orders (Aero Engine News, January 2017). Both Boeing and Airbus have implemented production increases, and announced additional production increases over the next several years, which is expected to positively impact the demand for titanium-based alloys, nickel-based alloys and superalloys for jet engine and airframe applications. Due to manufacturing cycle times, demand for our specialty materials leads the deliveries of new aircraft by between 6 to 12 months.
Our 2016 HPMC results reflect this demand growth, as the next-generation of aircraft and engines use significantly more of the products we make. Sales of differentiated nickel-based superalloy mill products increased 55% in 2016 compared to 2015, including both external sales and intercompany sales to our forging operations. Use of these newer materials, particularly for jet engine applications, is expected to continue to increase for several years, with strong growth expected in powder metal alloys, including increased usage of isothermal forging and additive manufacturing production processes.
Additionally, new entrants to the commercial jet aircraft market for single aisle and regional jets are expected to increase demand for titanium- and nickel-based alloys over the next few years. In addition, as our specialty materials are used in rotating components of jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities. As the number of aircraft in service increases, the need for our materials associated with engine refurbishment is expected to increase.
Precision forgings, castings and components sales increased 9% in 2016, reflecting improved commercial aerospace demand. Sales of nickel-based alloys and specialty alloys mill products decreased 8% compared to 2015, as lower sales of legacy commercial engine alloys and lower demand from other key end markets, particularly oil & gas, offsetting stronger sales of differentiated nickel-based alloys. Sales of titanium mill products were 4% lower in 2016. Comparative information for the segment’s major product categories, based on their percentages of 2016 and 2015 segment revenues is as follows:

For the Years Ended December 31,	2016	2015
High-Value Products
Nickel-based alloys and specialty alloys	29%	31%
Titanium and titanium-based alloys	29%	30%
Precision forgings, castings and components	29%	26%
Zirconium and related alloys	13%	13%
Total High-Value Products	100%	100%
HPMC segment operating profit for 2016 increased 7% compared to 2015, to $168.7 million, or 8.7% of sales, due primarily to improved utilization of our production assets from higher aerospace demand, as well as the benefits from our restructuring activities. The HPMC segment has achieved six quarters of sequential improvement in segment operating profit and operating profit as a percentage of segment sales through the fourth quarter of 2016, where segment operating profit was 11.3% of sales. HPMC segment results exclude the Rowley, UT titanium sponge operations beginning with the third quarter 2016. In August 2016, we announced the indefinite idling of titanium production at Rowley, with shutdown activities continuing through December 2016. Segment operating profit in 2016 includes approximately $5 million of higher retirement benefit expense compared to 2015, due primarily to lower pension plan assets, as well as $5.3 million of non-recurring work stoppage and return to work costs related to a new labor agreement that was concluded in March 2016. Results in both 2016 and 2015 were also negatively impacted by the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium scrap to manufacture certain titanium products.
In 2016, we completed significant restructuring actions involving certain titanium manufacturing operations in the HPMC segment, which are excluded from segment results. These actions included the previously-mentioned indefinite idling of the Rowley, UT titanium sponge production facility, as well as the closure of a small unprofitable titanium wire production facility in Frackville, PA, and the idling of certain titanium manufacturing operations in Albany, OR. These actions are expected to reduce 2017 sales by approximately $25 million, and improve ATI’s operating earnings by approximately $50 million beginning in 2017.
Competition continues to be very strong across most key end markets, particularly within the aerospace & defense, oil & gas, and medical market supply chains. Our HPMC segment is very well-positioned for profitable growth, especially in the next-generation jet engine platforms, and we expect 2017 HPMC segment sales growth of approximately 10% and operating profit as a percentage of sales to improve to the low-teens. Our HPMC segment is expected to continue sustained profitable growth, supported by long-term agreements that provide significant growth and share gains for ATI on next-generation airplanes and the jet engines that power them. We expect our cost structure to continue to improve throughout the year as a result of our 2016 titanium operations restructuring actions, including achieving a better balance of titanium raw material cost inputs following the idling of our Rowley titanium sponge production facility. We have sufficient available capacity for the forecasted growth in aerospace demand over the next several years, as well as the ability to meet higher demand for products to other key end markets such as oil & gas and electrical energy, when conditions for these markets improve.

2015 Compared to 2014
Sales for the HPMC segment in 2015 decreased 1%, to $1.99 billion, compared to 2014, with sales to the aerospace market up 4%, driven by a 12% increase in commercial jet engine sales. Sales to the oil & gas market declined 43%, as the impact of the significant decline in oil prices led to falling demand for products to this market throughout the year.
Comparative information for our HPMC segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2015 and 2014, and the percentage change in revenues by market for 2015 is as follows:

Market	2015		2014		Change
Aerospace & Defense:
Jet Engines	$709.6	36%	$632.9	32%	$76.7	12%
Airframes	379.5	19%	376.1	19%	3.4	1%
Government Aerospace & Defense	276.8	14%	285.0	14%	(8.2)	(3)%
Total Aerospace & Defense	1,365.9	69%	1,294.0	65%	71.9	6%
Medical	208.1	10%	187.6	9%	20.5	11%
Electrical Energy	135.8	7%	124.0	6%	11.8	10%
Oil & Gas	108.6	5%	189.1	9%	(80.5)	(43)%
Transportation	46.9	3%	47.8	3%	(0.9)	(2)%
Construction/Mining	46.7	2%	64.3	3%	(17.6)	(27)%
Other	73.9	4%	100.0	5%	(26.1)	(26)%
Total	$1,985.9	100%	$2,006.8	100%	$(20.9)	(1)%
Sales of titanium mill products were 7% higher in 2015. Sales of nickel-based alloys and specialty alloys mill products decreased 6% compared to 2014. Comparative information for the segment’s major product categories, based on their percentages of 2015 and 2014 segment revenues is as follows:

For the Years Ended December 31,	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	31%	32%
Titanium and titanium-based alloys	30%	28%
Precision forgings, castings and components	26%	27%
Zirconium and related alloys	13%	13%
Total High-Value Products	100%	100%
In 2015 and 2014, the aerospace market represented 63% and 60%, respectively, of the revenues of the segment with the majority of the sales to the jet engine market. In 2015 and 2014, sales of our material into the airframe market represented approximately 36% and 32%, respectively, of our aerospace market sales.
HPMC segment operating profit for 2015 decreased 33% compared to 2014, to $157.1 million, or 7.9% of sales, due primarily to more competitive pricing and the mismatch of falling raw material prices included in index pricing mechanisms compared to the manufacturing cycle time of higher-cost materials, and lower operating levels primarily due to reduced demand from the oil & gas and construction and mining markets, which unfavorably impacted productivity costs. Results in both periods were also negatively impacted by the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium scrap to manufacture certain standard quality titanium products.
Flat Rolled Products

(In millions)	2016	% Change	2015	% Change	2014
Sales to external customers	$1,204.2	(31)%	$1,733.7	(22)%	$2,216.6
Segment operating loss	$(163.0)	33%	$(241.9)	(415)%	$(47.0)
Segment operating loss as a percentage of sales	(13.5)%		(14.0)%		(2.1)%
Direct international sales as a percentage of sales	33.6%		41.5%		35.2%
Our FRP segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products.

The major end markets for our flat-rolled products are oil & gas, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace & defense.
2016 Compared to 2015
Sales for the FRP segment in 2016 decreased 31% compared to 2015, to $1.20 billion, as our change in market focus to value, not volume, resulted in our exit from the GOES market in April 2016 and the de-emphasis of certain commodity stainless steel sheet products, lowering sales of these products significantly. Sales were lower across nearly all major end markets, due primarily to lower shipment volumes. Lower average selling prices also impacted 2016 results compared to 2015, as low raw material surcharges included in transaction prices continued throughout 2016 from low year-end 2015 levels whereas 2015 average selling prices declined during the year due to falling raw material surcharges and competitive market conditions.
The FRP segment has been undergoing significant restructuring to refocus the business to a higher value product mix, and to right-size the operating footprint and cost structure to meet very competitive business conditions, from both domestic and international producers of flat-rolled stainless steel and other specialty metals. In the fourth quarter 2015, due to the challenging business conditions for standard stainless steel products and grain-oriented electrical steel (GOES), we announced actions to return the FRP business to profitability. These actions included the 2016 idling of the commodity stainless steel melt and sheet finishing operations at the Midland, PA facility, and the idling of GOES operations, including the Bagdad, PA finishing facility. Charges of $54.5 million for long-lived asset impairments associated with these actions were excluded from 2015 segment results and are discussed separately. In October 2016, we concluded that the Midland and Bagdad facilities could not be operated at an acceptable rate of return, and we announced that these operations would be permanently closed. Closure-related costs and employee benefit costs of $12.8 million were recognized in the fourth quarter of 2016 from these permanent closure actions, which are excluded from 2016 FRP segment results. Severance charges of $11.8 million for reductions of over 250 employees, or approximately one-third of the ATI Flat Rolled Products salaried workforce, were also excluded from 2016 FRP segment results. The FRP restructuring actions related to severance and facility closures are expected to improve ATI’s operating earnings by approximately $40 million, with benefits beginning in the third quarter of 2016.
Sales to the oil & gas market, which remains the segment’s largest end market, continued at lower levels in 2016, whereas demand remained good in the first half of 2015 as we completed a large nickel plate project, but then declined significantly in the second half of that year. Demand for our flat-rolled titanium products remained at low levels for chemical and hydrocarbon processing projects, with shipments of titanium and ATI-produced Uniti titanium products decreasing 31% compared to 2015, to 4.1 million pounds, which followed a 40% decline in 2015. Sales of high-value products, excluding GOES, were 23% lower compared to 2015, and sales of standard products were 32% lower, compared to 2015, led by a 45% decline in specialty stainless sheet products. Segment results were also impacted by a seven month work stoppage affecting the domestic operations of ATI Flat Rolled Products, which concluded in March 2016.
Comparative information for our Flat Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2016 and 2015, and the percentage change in revenues by market for 2016 is as follows:

Market	2016		2015		Change
Oil & Gas	$234.4	19%	$429.4	25%	$(195.0)	(45)%
Automotive	225.2	19%	288.1	17%	(62.9)	(22)%
Food Equipment & Appliances	170.5	14%	214.4	12%	(43.9)	(20)%
Aerospace & Defense	151.2	13%	148.1	9%	3.1	2%
Construction/Mining	124.0	10%	179.6	10%	(55.6)	(31)%
Electronics/Computers/Communication	106.3	9%	121.9	7%	(15.6)	(13)%
Electrical Energy	103.5	9%	232.3	13%	(128.8)	(55)%
Transportation	53.8	4%	82.6	5%	(28.8)	(35)%
Medical	10.5	1%	12.6	1%	(2.1)	(17)%
Other	24.8	2%	24.7	1%	0.1	—%
Total	$1,204.2	100%	$1,733.7	100%	$(529.5)	(31)%

Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of 2016 and 2015 segment revenues is as follows:

For the Years Ended December 31,	2016	2015
High-Value Products
Precision and engineered strip	35%	29%
Nickel-based alloys and specialty alloys	25%	25%
Titanium and titanium-based alloys	4%	3%
Total High-Value Products, excluding GOES	64%	57%
Grain-oriented electrical steel	2%	8%
Total High-Value Products, including GOES	66%	65%
Standard Products
Stainless steel sheet	19%	18%
Specialty stainless sheet	10%	13%
Stainless steel plate	5%	4%
Total Standard Products	34%	35%
Grand Total	100%	100%
Comparative shipment volume and average selling price information on the segment’s products for the years ended December 31, 2016 and 2015, excluding GOES from high-value products from both periods, is provided in the following table:

	2016	2015	% change
Volume (000’s pounds):
High-Value	293,589	317,054	(7)%
Standard	385,010	514,035	(25)%
Total	678,599	831,089	(18)%
Average prices (per lb.):
High-Value	$2.59	$3.12	(17)%
Standard	$1.06	$1.16	(9)%
Combined Average	$1.72	$1.91	(10)%
Segment operating results in 2016 were a loss of $163.0 million, or (13.5)% of sales, compared to segment operating loss of $241.9 million, or (14.0)% of sales in 2015. The 2016 FRP segment loss improved from 2015 due primarily to restructuring actions, including the idling in early 2016 of production capacity for commodity stainless steel sheet and GOES products, which were not able to be sold at profitable levels based on current market conditions. While 2016 had lower shipment volumes and selling prices compared to 2015, results reflected a better alignment of raw material costs and raw material surcharge recovery in transaction prices, compared to 2015. Base prices for most products were slightly improved from year-end 2015 levels. 2016 results were negatively affected by reduced operating efficiencies, primarily affecting the U.S. operations of ATI Flat Rolled Products, during and after the recent work stoppage, which ended in March 2016 upon ratification of a new four-year collective bargaining labor agreement by USW-represented employees. The 2016 segment operating loss includes $43.5 million of non-recurring operating costs related to higher-cost material produced prior to the end of the work stoppage, higher conversion costs during the return to more normal operating levels, and costs associated with contractual obligations in the return to work agreement for represented employees. FRP segment operating losses were progressively reduced each quarter during 2016 as a result of these factors and the initial benefits of our restructuring actions, and the fourth quarter 2016 segment operating loss was only $0.8 million. Segment operating results in 2016 also included approximately $4 million in higher retirement benefit expense from defined benefit plans, as higher defined benefit pension costs primarily associated with lower pension plan assets were partially offset by lower defined benefit retiree medical plan costs, which were the result of changes to retiree medical benefits achieved in the 2016 labor agreement.
In 2015, base prices for the most common standard grade stainless sheet product fell 25% to approximately $0.45 per pound in December 2015, which represents a historic low, from a $0.60 per pound level in effect for most of 2014. These base price declines for standard products, combined with falling raw material price surcharges which did not align with manufacturing costs, negatively affected segment operating results in 2015. Additionally, in anticipation of a possible strike action related to the USW labor negotiations, inventory with higher cost raw materials produced in the first half of 2015 was sold in the second half of 2015 and into 2016 at lower transaction prices due to falling raw material surcharges. Based on continued weak demand for industrial titanium products from global markets, we recorded lower of cost or market inventory charges of $17.7 million in 2016 and $24.5 million in 2015 to reduce the carrying values of these product inventories to current market levels. Segment operating results also include ATI’s share of Uniti’s results, which was income of $0.5 million in 2016 and a loss of $0.1 million in 2015. Results in both periods were also negatively impacted by the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium scrap to manufacture certain standard quality titanium products.
We expect the FRP segment to achieve sequential sales growth in the first two quarters of 2017, however, our visibility in the second half of 2017 remains cautious, and market conditions remain challenging in certain key end markets. North American and global production capacity continues to exceed demand, particularly for standard stainless steel products. We expect the FRP segment to reach a low-single digit operating profit level, as a percentage of sales in 2017.
2015 Compared to 2014
Sales for the FRP segment for 2015 decreased 22%, to $1.74 billion. Sales were significantly lower across nearly all major end markets, due to both lower selling prices attributable to falling raw material surcharges included in transaction prices, and lower shipment volumes in many end markets. Sales to the oil & gas market, which is the segment’s largest end market, remained good in the first half of 2015 as we completed a large nickel plate project, but then declined significantly in the second half of the year. Market conditions for standard stainless sheet products deteriorated throughout 2015, due in part to a surge of imports in the U.S. market in the first half of the year, and excess North American and global capacities. Sales of standard stainless sheet products were nearly 20% lower than 2014 due to both lower shipment volumes and lower selling prices. Segment results in 2015 were also impacted by a work stoppage which began in August 2015 affecting more than 2,000 USW-represented employees in the domestic operations of ATI Flat Rolled Products. Affected facilities resumed operations with salaried employees and temporary workers for the remainder of 2015.
Comparative information for our FRP segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2015 and 2014, and the percentage change in revenues by market for 2015 is as follows:

Market	2015		2014		Change
Oil & Gas	$429.4	25%	$563.1	25%	$(133.7)	(24)%
Automotive	288.1	17%	395.7	18%	(107.6)	(27)%
Electrical Energy	232.3	13%	306.2	14%	(73.9)	(24)%
Food Equipment & Appliances	214.4	12%	245.7	11%	(31.3)	(13)%
Construction/Mining	179.6	10%	231.3	10%	(51.7)	(22)%
Aerospace & Defense	148.1	9%	152.4	7%	(4.3)	(3)%
Electronics/Computers/Communication	121.9	7%	151.4	7%	(29.5)	(19)%
Transportation	82.6	5%	124.3	6%	(41.7)	(34)%
Medical	12.6	1%	23.4	1%	(10.8)	(46)%
Other	24.7	1%	23.1	1%	1.6	7%
Total	$1,733.7	100%	$2,216.6	100%	$(482.9)	(22)%
Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of 2015 and 2014 segment revenues is as follows:

For the Years Ended December 31,	2015	2014
High-Value Products
Precision and engineered strip	29%	26%
Nickel-based alloys and specialty alloys	25%	21%
Titanium and titanium-based alloys	3%	4%
Total High-Value Products, excluding GOES	57%	51%
Grain-oriented electrical steel	8%	8%
Total High-Value Products, including GOES	65%	59%
Standard Products
Stainless steel sheet	18%	17%
Specialty stainless sheet	13%	19%
Stainless steel plate	4%	5%
Total Standard Products	35%	41%
Grand Total	100%	100%

Very weak market conditions for standard products reduced the overall sales mix of these products for the FRP segment. However, demand for our titanium products from the oil & gas market for chemical and hydrocarbon processing industry projects was weaker as project-based activity remained at lower levels, with shipments of titanium and ATI-produced Uniti titanium products decreasing 40% compared to 2014, to 5.9 million pounds.
Comparative shipment volume and average selling price information on the segment’s products for the years ended December 31, 2015 and 2014, excluding GOES from high-value products from both periods, is provided in the following table:

	2015	2014	% change
Volume (000’s pounds):
High-Value	317,054	350,316	(9)%
Standard	514,035	678,022	(24)%
Total	831,089	1,028,338	(19)%
Average prices (per lb.):
High-Value	$3.12	$3.18	(2)%
Standard	$1.16	$1.35	(14)%
Combined Average	$1.91	$1.97	(3)%
Segment operating results in 2015 were a loss of $241.9 million, or (14.0)% of sales, compared to a segment operating loss of $47.0 million, or (2.1)% of sales, in 2014. Base prices for the most common standard grade stainless sheet product fell 25% to approximately $0.45 per pound in December 2015, which represents a historic low, from a $0.60 per pound level in effect for most of 2014. These base price declines for standard products, combined with falling raw material price surcharges which did not align with manufacturing costs, negatively affected segment operating results. Additionally, in anticipation of a possible strike action related to USW labor negotiations, inventory with higher cost raw materials produced in the first half of 2015 was sold in the second half of 2015 at lower transaction prices due to falling raw material surcharges. Segment operating results in 2015 also included approximately $15 million of higher retirement benefit expense. Based on continued weak demand for industrial titanium products from global markets, we recorded lower of cost or market inventory charges of $24.5 million in 2015 and $23.2 million in 2014 in the segment to reduce the carrying value of these product inventories to current market levels. Segment operating results also include ATI’s share of Uniti’s results, which were losses of $0.1 million in 2015 and $8.9 million in 2014. Results in both periods were also negatively impacted by the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium scrap to manufacture certain standard quality titanium products.
In the fourth quarter of 2015, due to the challenging business conditions for standard stainless products and grain-oriented electrical steel (GOES), we announced actions to return the Flat Rolled Products business to profitability. These actions included the idling of the commodity stainless melt and sheet finishing operations at the Midland, PA facility, and the idling of GOES operations, including the Bagdad, PA finishing facility. $54.5 million of long-lived asset impairment charges associated with these actions were excluded from 2015 segment results and are discussed separately.
LIFO and Net Realizable Value Reserves

The net effects of changes in LIFO and net realizable value (NRV) inventory reserves for 2016, 2015 and 2014 were benefits of $0.8 million, $0.1 million and $0.3 million, respectively. Rising inventory costs resulted in a $39.1 million pretax LIFO inventory valuation reserve charge in 2016, which was offset by a $39.9 million pretax non-cash benefit for NRV inventory reserves that are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. Rapidly falling raw material prices, primarily for nickel, resulted in a $131.6 million LIFO inventory valuation reserve benefit in 2015 which was offset by a $131.5 million charge for NRV inventory reserves. In 2014, rising raw material prices resulted in a $24.7 million LIFO inventory valuation reserve charge which was offset by a $25.0 million benefit for NRV inventory reserves.
Corporate Expenses
Corporate expenses, which are included in selling and administrative expenses in the statement of operations, were $43.4 million in 2016 compared to $44.7 million in 2015, and $49.6 million in 2014. The decreases in corporate expenses in 2016 and 2015 compared to 2014 were due primarily to reduced annual and long-term performance-based compensation expenses.

Closed Operations and Other Expenses
Closed operations and other expenses, which were $34.6 million in 2016, $22.1 million in 2015, and $28.3 million in 2014, include charges incurred in connection with closed operations and other non-operating income or expense. The increase in closed company operations in 2016 compared to prior years is primarily due to operations of our Rowley, UT titanium sponge facility, which were classified in closed operations beginning in the third quarter of 2016 due to the indefinite idling decision and ongoing shutdown activities. Closed operations and other expenses are presented primarily in selling and administrative expenses in the consolidated statements of operations, and include legal, environmental, retirement benefit and insurance obligations associated with closed operations.
Restructuring, Goodwill Impairment and Other Charges
2016
Business segment results in 2016 exclude $538.5 million of restructuring and other charges. These charges include $471.3 million in long-lived asset impairment charges, $31.7 million of facility shutdown and idling costs, $24.2 million of employee benefit costs and $11.3 million of inventory valuation charges.
In August 2016, we announced the indefinite idling of the Rowley, UT titanium sponge production facility and the consolidation of certain titanium manufacturing operations in the HPMC segment. Over the last several years, significant global capacity has been added to produce titanium sponge, which is a key raw material used to produce our titanium products. In addition, demand for industrial-grade titanium products from global markets continues to be weak. As a result of these factors, titanium sponge, including aerospace quality sponge, can now be purchased from qualified global producers under long-term supply agreements at prices lower than the production costs at our titanium sponge facility in Rowley, UT. We have entered into long-term cost competitive supply agreements with several producers of premium-grade and standard-grade titanium sponge. The lower cost titanium sponge purchased under these supply agreements will replace the titanium sponge produced at the Rowley facility. As a result of these actions, we recorded a non-cash impairment charge of $470.8 million during 2016 to reduce the carrying value of the Rowley, UT facility to an estimated fair value of $15.0 million. The indefinite idling of the Rowley, UT facility was completed in the fourth quarter 2016, as was the closure of a small titanium wire production facility in Frackville, PA, and the idling of certain titanium manufacturing operations in Albany, OR. We recognized $23.8 million of facility shutdown and idling costs, including contract termination costs, and $7.5 million of employee benefit costs including severance obligations for the elimination of approximately 180 positions associated with these and other HPMC restructuring actions. Also, an $11.3 million charge was recorded in cost of sales to revalue titanium sponge inventory based on revised assessments of industrial grade titanium market conditions and expected utilization of this inventory. The Rowley facility is being idled in a manner that allows the facility to be restarted in the future if supported by market conditions.
In October 2016, we announced the permanent closure of the Midland, PA commodity stainless steel melt and sheet finishing facility and the Bagdad, PA GOES finishing facility. These facilities, which were part of our FRP operations, were indefinitely idled earlier in 2016, and management concluded that the facilities cannot be operated at an acceptable rate of return. As a result of these actions, during 2016 we recorded $8.4 million of closure-related costs and asset impairments, and $4.9 million of employee benefit costs, including $3.4 million of special termination benefits for pension and other postretirement benefit plans.
Results for 2016 also include an $11.8 million charge for severance obligations in the FRP operations, for the reduction of approximately one-third of the salaried workforce at ATI Flat Rolled Products through the elimination of over 250 positions, which was largely completed by the end of 2016. Reserves for restructuring charges at December 31, 2016 were $33 million, consisting of severance and employee benefit and closure costs, and are expected to be substantially paid in 2017.
2015
Business segment results exclude $216.3 million of goodwill impairment, restructuring and other charges in 2015. We recorded a $126.6 million pre-tax impairment charge in 2015 to write-off all the goodwill in the Flat Rolled Products segment. As a result of the annual goodwill impairment evaluations in 2015, we determined that the fair value of the Flat Rolled Products business was below carrying value, including goodwill. This was due to challenging market conditions in 2015 in this business, primarily impacting commodity stainless flat-rolled products. This goodwill impairment charge was excluded from the Flat Rolled Products 2015 business segment results.
In 2015, we recorded $89.7 million in restructuring and other charges, including $54.5 million in long-lived asset impairment charges, $3.5 million in facility idling costs, a $25.4 million charge to revalue inventory, and $6.3 million in employee severance charges.

In December 2015, we announced rightsizing actions to better align our Flat Rolled Products operations to the challenging market conditions for commodity products. Such actions included the idling of our standard stainless melt shop and sheet finishing operations at the Midland, PA facility, which was completed in January 2016, and the idling of our grain-oriented electrical steel (GOES) operations in Western PA, including the Bagdad, PA facility, which was completed in April 2016. As a result, 2015 operating results include a $54.5 million asset impairment charge to reduce the carrying values of these facilities and $3.5 million of charges for future idling costs at these facilities.
In December 2015, based on current market prices for non-PQ titanium sponge, we recorded a $25.4 million charge to revalue this inventory. The charge includes revised assessments of the non-PQ titanium market conditions and expected utilization of this inventory.
In 2015, we implemented a salaried workforce reduction of approximately 100 employees, in response to business conditions, in both the High Performance Materials & Components segment and at ATI’s headquarters. Severance charges of $6.3 million were recorded for this action in 2015, the majority of which were paid in 2016.
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $124.0 million in 2016, $110.2 million in 2015, and $108.7 million in 2014. The increase in interest expense in 2016 compared to 2015 was due to interest on the $287.5 million 4.75% Convertible Senior Notes due 2022 (2022 Convertible Notes) and the $100.0 million eighteen-month term loan (Term Loan), both of which were issued during the second quarter of 2016, a higher interest rate on the Company’s 5.875% Senior Notes due 2023 (2023 Notes) resulting from credit rating downgrades, and higher average borrowings on our Asset Based Lending (ABL) Revolving Credit Facility. For 2015, interest expense increased compared to 2014 primarily due to a higher interest rate on the Company’s 2023 Notes resulting from credit rating downgrades and $3 million of lower interest capitalization on capital projects, partially offset by the impact from the payment of the Company’s 4.25% Convertible Senior Notes due in 2014. Interest expense is presented net of interest income of $1.4 million in 2016, $1.2 million in 2015, and $1.1 million in 2014.
Interest expense in 2016, 2015, and 2014 was reduced by $4.7 million, $2.2 million, and $5.3 million, respectively, related to interest capitalization on major strategic capital projects.
Income Taxes
In 2015, ATI’s results reflected a three year cumulative loss from U.S. operations; prior thereto, the historical domestic results reflected a three year cumulative profit. In situations where a three year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as a purchase for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. As a result, we established $74.5 million in deferred tax asset valuation allowances in 2015, of which $68.4 million were for certain federal and state deferred tax assets. The three year cumulative loss condition continued in 2016, and the actions to indefinitely idle the Rowley, UT titanium sponge production facility in 2016 resulted in a reassessment of the realizability of U.S. federal deferred tax assets. In 2016, our results of operations included an increase to deferred tax asset valuation allowances of $171.5 million, including an additional $165.8 million valuation allowance on federal and state deferred tax assets as well as additional deferred tax asset valuation allowances in certain foreign jurisdictions. At December 31, 2016, we had a consolidated net deferred tax liability of $3.6 million.
The 2016 income tax benefit from continuing operations was $106.9 million, or 14.6% of the pre-tax loss, and the 2015 income tax benefit from continuing operations was $112.1 million, or 23.5% of the pre-tax loss. The income tax rates for both of these periods were impacted by the valuation allowance charges discussed above. The 2014 tax benefit from continuing operations was $8.7 million. Income taxes in 2016, 2015 and 2014 also reflect the absence of the benefits of the U.S. Federal manufacturing deduction due to operating losses in all three years.
Financial Condition and Liquidity
In September 2015, we entered into a $400 million Asset Based Lending (ABL) Revolving Credit Facility, which includes a letter of credit sub-facility of up to $200 million. The ABL facility matures in September 2020 and is collateralized by the accounts receivable and inventory of ATI’s domestic operations. The ABL facility replaced a $400 million revolving credit facility originally entered into in July 2007 (as amended, the “Prior Credit Facility”). Costs associated with entering into the ABL facility were $1.5 million, and are being amortized to interest expense over the 5-year term of the facility.

In May 2016, the ABL facility was amended to add an eighteen-month term loan (Term Loan) in the amount of $100.0 million, to support the Company’s restructuring actions and operational needs, and to amend certain of the ABL covenants and related defined terms. The interest rate on this Term Loan is 3.5% plus a LIBOR spread. Costs associated with amending the ABL facility were $0.9 million, and are being amortized to interest expense over the term of the facility. Proceeds of the Term Loan were used to pay down outstanding borrowings under the revolving credit portion of the ABL facility. The Term Loan is due on November 13, 2017 and can be prepaid in its entirety on a one-time basis on or after May 13, 2017 if certain minimum liquidity conditions are satisfied. The underwriting fees and other third-party expenses for the issuance of the Term Loan were $1.0 million and are being amortized to interest expense over the eighteen-month term of the loan.
As amended, the applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 2.0% and 2.5% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. As amended, the ABL contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount or (ii) $40.0 million. We did not meet this required fixed charge coverage ratio at December 31, 2016. As a result, we are not able to access this remaining 12.5% or $62.5 million of the ABL facility until we meet the required ratio. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019, and that such liquidity is available at all times thereafter until the 9.375% Senior Notes due 2019 are paid in full or refinanced. There were no outstanding revolving credit borrowings under the ABL facility as of December 31, 2016, and $25.9 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the fiscal year ended December 31, 2016 were $82.0 million, bearing an average annual interest rate of 1.757%. Average borrowings under the ABL and the Prior Credit Facility for the fiscal year ended December 31, 2015 were $61 million, bearing an average annual interest rate of 2.0%.
In May 2016, we issued and sold $287.5 million aggregate principal amount of 4.75% 2022 Convertible Notes. We used a portion of the proceeds from the 2022 Convertible Notes to make a $115 million contribution in July 2016 to our U.S. defined benefit pension plan, and expect to use additional 2022 Convertible Note proceeds to meet future pension funding requirements.
At December 31, 2016, we had $230 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $310 million. We do not expect to pay any U.S. federal taxes in 2017 due to net operating loss carryforwards. We believe that internally generated funds, current cash on hand, and available borrowings under the ABL facility will be adequate to meet our liquidity needs, including currently projected required contributions to the ATI Pension Plan, our U.S. qualified defined benefit pension plan. We expect to make a $135 million cash contribution to the ATI Pension Plan in 2017, and we currently expect to continue to have average annual funding requirements of approximately $135 million for the next few years for this plan, using the expected rate of return on pension plan assets. However, these pension funding estimates are subject to significant uncertainty, including potential changes to mortality tables with revised longevity estimates, and the performance of our pension trust assets. If we need to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
Cash used in operations for 2016 was $43.7 million, and included a $115.0 million contribution to the ATI Pension Plan, and an offsetting benefit of $91.7 million from lower managed working capital balances. Cash flow provided by operations for 2015 was $131.4 million, which included a $229.0 million decline in managed working capital primarily associated with decreased business activity. Operating cash activities in 2015 also included a $59.9 million federal tax refund and the net settlement of certain foreign currency forward contracts for cash proceeds of $56.5 million (see Note 10. Derivatives for further explanation).
As part of managing the liquidity of the business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We also measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. In 2016, managed working capital decreased to 40.0% of annualized total ATI sales compared to 46.2% of annualized sales at December 31, 2015. In 2016, managed working capital decreased by $91.7 million, primarily due to inventory reductions in the FRP segment. The $91.7 million decrease resulted from a $232.8 million decrease in inventory, partially offset by an $86.5 million decrease in accounts payable and a $54.6 million increase in accounts receivable. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by approximately 12% at year-end 2016 compared to 2015. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained unchanged in 2016 compared to 2015.
In 2015, managed working capital decreased $229.0 million, due primarily to decreased business activity and also the effects of falling raw material values. The $229.0 million decrease resulted from a $195.5 million decrease in inventory and a $203.5 million decrease in accounts receivable, partially offset by a $170.0 million decrease in accounts payable.
The components of managed working capital were as follows:

(In millions)	December 31, 2016	December 31, 2015	December 31, 2014
Accounts receivable	$452.1	$400.3	$603.6
Inventory	1,037.0	1,271.6	1,472.8
Accounts payable	(294.3)	(380.8)	(556.7)
Subtotal	1,194.8	1,291.1	1,519.7
Allowance for doubtful accounts	7.3	4.5	4.8
LIFO reserve	(97.3)	(136.4)	(4.8)
Inventory reserves	169.0	206.3	68.8
Corporate and other	—	—	6.0
Managed working capital	$1,273.8	$1,365.5	$1,594.5
Annualized prior 3 months sales	$3,184.2	$2,955.5	$4,190.0
Managed working capital as a % of annualized sales	40.0%	46.2%	38.1%
December 31, 2016 change in managed working capital	$(91.7)
Capital expenditures were $202.2 million in 2016, of which $85 million related to scheduled payments for the Hot-Rolling and Processing Facility (HRPF), and $144.5 million in 2015. We are at the end of a multi-year cycle of capital expenditures on major strategic investments. Our capital expansion projects in the HPMC segment for nickel alloy powder, as well as an expansion project at our STAL joint venture in China, are ongoing. The STAL capital expansion will be fully funded by STAL’s operations. In addition, the multi-year strategic capital project for the HRPF is beginning to provide a return on our invested capital and positions ATI to grow our high-value products. We expect 2017 capital expenditures to be approximately $125 million, including 2016 carryover and approximately $40 million for the STAL expansion. Beyond 2017, we continue to expect capital expenditures to average no more $100 million annually for the next several years. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities in 2016 was $323.5 million, with $387.5 million for the Term Loan and the 2022 Convertible Notes issued in the second quarter of 2016, partially offset by $25.8 million of dividends paid to ATI shareholders, $16.0 million in dividend payments to the 40% noncontrolling interest in our STAL joint venture, $10.4 million of issuance costs related to the new debt, and $12.2 million primarily for the purchase of the 15% redeemable noncontrolling interest in ATI Flowform Products. Cash used by financing activities in 2015 was $106.0 million and consisted primarily of debt repayments of $23.6 million, including $21.4 million in remaining term debt assumed in the 2011 Ladish acquisition, dividend payments of $66.5 million to ATI stockholders and $16.0 million in dividend payments to noncontrolling interests.
At December 31, 2016, cash and cash equivalents on hand totaled $229.6 million, a $79.8 million increase from year-end 2015. Cash and cash equivalents held by our foreign subsidiaries was $80.6 million at December 31, 2016, of which $56.8 million was held by STAL, the Company’s Chinese joint venture in which ATI has a 60% interest.
Debt
Total debt outstanding increased $388.9 million in 2016 to $1,894.1 million at December 31, 2016. This increase was due to the Term Loan and the 2022 Convertible Notes issued in the second quarter of 2016. In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. These leverage ratios increased in 2016 primarily as a result of lower ATI stockholders’ equity due to 2016 operating results, and additional debt from the Term Loan and the 2022 Convertible Notes. At year-end 2016, our net debt to total capitalization was 55.1%, compared to 39.4% at December 31, 2015.

(In millions)	December 31, 2016	December 31, 2015
Total debt (a)	$1,894.1	$1,505.2
Less: Cash	(229.6)	(149.8)
Net debt	$1,664.5	$1,355.4
Total ATI stockholders’ equity	1,355.2	2,082.8
Net ATI capital	$3,019.7	$3,438.2
Net debt to ATI capital	55.1%	39.4%
Total debt to total capitalization was 58.3% at December 31, 2016 compared to 42.0% at December 31, 2015.

(In millions)	December 31, 2016	December 31, 2015
Total debt (a)	$1,894.1	$1,505.2
Total ATI stockholders’ equity	1,355.2	2,082.8
Total ATI capital	$3,249.3	$3,588.0
Total debt to ATI capital	58.3%	42.0%
(a) Excludes debt issuance costs.
The stated interest rate payable on the 5.875% 2023 Notes is subject to adjustment in the event of changes in the credit ratings on the 2023 Notes by either Moody’s or Standard & Poor’s (S&P). Each notch of credit rating downgrade from the credit ratings in effect when the 2023 Notes were issued in July 2013 increases interest expense by 0.25% on the 2023 Notes, up to a maximum 4 notches by each of the two rating agencies, or a total 2.0% potential interest rate change up to 7.875%.
In February 2016, the 2023 Notes reset one notch to the maximum 7.875% annual interest rate as a result of a credit rating downgrade by S&P, which resulted in an additional $1.3 million of interest expense measured on an annual basis, compared to 2015. Credit rating downgrades in 2015 raised the annual interest expense on the 2023 Notes by $4.1 million compared to 2014. Any further credit rating downgrades have no effect on the interest rate of the 2023 Notes, and increases in our credit ratings from these ratings agencies would reduce interest expense incrementally on the 2023 Notes to the original 5.875% interest rate in a similar manner.
In May 2016, we issued and sold $250 million aggregate principal amount of 2022 Convertible Notes. We granted the underwriters a 30-day option to purchase up to an additional $37.5 million aggregate principal amount of 2022 Convertible Notes on the same terms and conditions to cover over-allotments, if any. On June 1, 2016, we announced that the underwriters exercised this option in full and on June 2, 2016, we completed the offering and sale of the additional $37.5 million aggregate principal amount of the 2022 Convertible Notes. Interest on the 2022 Convertible Notes is payable in cash semi-annually in arrears on each January 1 and July 1, commencing January 1, 2017. We used a portion of the proceeds from the 2022 Convertible Notes to make a $115 million contribution in July 2016 to our U.S. defined benefit pension plan, and expect to use additional 2022 Convertible Note proceeds to meet future pension funding requirements. The underwriting fees and other third-party expense for the issuance of the 2022 Convertible Notes were $9.4 million and are being amortized to interest expense over the 6-year term of the 2022 Convertible Notes.
We do not have the right to redeem the 2022 Convertible Notes prior to their stated maturity date. Holders of the 2022 Convertible Notes have the option to convert their notes into shares of the Company’s common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date (July 1, 2022). The initial conversion rate for the Convertible Notes is 69.2042 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Notes (19.9 million shares), equivalent to conversion price of $14.45 per share, subject to adjustment in certain events. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to the holders.
If we undergo a fundamental change, holders of the 2022 Convertible Notes may require us to repurchase the notes in whole or in part for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.
In addition to our $400 million ABL Revolving Credit Facility, we have an additional separate credit facility for the issuance of letters of credit. As of December 31, 2016, $17 million in letters of credit were outstanding under this facility.
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
A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Total Debt including Capital Leases	$1,894.1	$105.8	$350.9	$500.0	$937.4
Interest on Debt (A)	632.7	129.8	232.9	157.9	112.1
Operating Lease Obligations	69.9	17.8	23.0	12.1	17.0
Other Long-term Liabilities	83.4	—	28.0	11.6	43.8
Pension and OPEB Obligations (B)	1,168.3	172.1	370.7	293.7	331.8
Unconditional Purchase Obligations
Raw Materials (C)	685.4	229.8	208.3	165.3	82.0
Capital expenditures	14.8	14.4	0.4	—	—
Other (D)	73.5	49.7	14.5	3.6	5.7
Total	$4,622.1	$719.4	$1,228.7	$1,144.2	$1,529.8
Other Financial Commitments
Lines of Credit (E)	$523.0	$123.0	$—	$400.0	$—
Guarantees	$25.8

(A)
Amounts include contractual interest payments using the interest rates in effect as of December 31, 2016 applicable to the Company’s Term Loan due 2017, the 9.375% Senior Notes due 2019, the 5.95% Senior Notes due 2021, the 4.75% Convertible Notes due 2022, the 5.875% Senior Notes due 2023 and the 6.95% Debentures due 2025.

(B)
Based on current actuarial studies, amounts include payments for the next 10 years to defined benefit pension plans, assuming the expected long-term return on pension assets is achieved. Projections of minimum required payments to the U.S. qualified pension plan are subject to significant uncertainty based on a number of factors including actual pension plan asset returns, changes in estimates of participant longevity, and changes in interest rates. Amounts also include actuarial projections of payments under other postemployment benefit plans for the next 10 years. In most retiree healthcare plans, our contributions are capped based on the cost as of a certain date. See Note 12, Retirement Benefits for further information.

(C)
We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2016, for raw material obligations with variable pricing.

(D)
We have various contractual obligations that extend through 2028 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.

(E)
At December 31, 2016, there was $4.4 million drawn under foreign credit agreements. Drawn amounts on U.S. facilities include $25.9 million utilized under the $400 million ABL facility for standby letters of credit, which renew annually, and $17.0 million under a separate letter of credit facility. These letters of credit are used to support: $30.8 million in workers’ compensation and general insurance arrangements, $6.3 million related to environmental matters and $5.8 million for utility supplier assurance.

Commitments and Contingencies
At December 31, 2016, our reserves for environmental remediation obligations totaled approximately $16 million, of which $8 million was included in other current liabilities. These reserves included estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $11 million for formerly owned or operated sites for remediation or indemnification obligations; $1 million for owned or controlled sites at which our operations have been discontinued; and $1 million for sites utilized in our ongoing operations. We continue to evaluate whether we may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate. The timing of expenditures depends on a number of factors that vary by site. ATI expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.

At December 31, 2016, we had recognized asset retirement obligations (AROs) of $23 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
Based on currently available information, it is reasonably possible that the costs for active matters may exceed our recorded reserves by as much as $17 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the ATI’s consolidated financial condition or results of operations.
Labor Matters
On March 4, 2016, ATI announced that it had reached a four-year labor agreement with the USW covering USW-represented employees of its ATI Flat Rolled Products business unit and at two locations in the High Performance Materials & Components business segment. We have collective bargaining agreements with approximately 800 full-time employees that expire in 2017.
Retirement Benefits
In 2014, we made several significant changes to our retirement benefit programs, including a freeze of all future benefit accruals to the ATI Pension Plan, and to our nonqualified U.S. defined benefit pension plans, effective December 31, 2014, and also the elimination of company-provided salaried retiree life insurance benefits and all remaining company provided salaried retiree medical benefits. These changes in 2014 affected all participants in these various retirement benefit plans other than those employees or retirees covered by collective bargaining contracts or other contractual employment arrangements. In 2016, we reached a new four-year labor agreement with the USW covering USW-represented employees of our ATI FRP business unit and at two locations in the HPMC business segment, which included a freeze to new entrants to the ATI Pension Plan, the elimination of defined benefit retiree healthcare for new employees, and changes in the levels of profit-based contributions for retiree medical benefits. New hires covered by the new labor agreement participate in a defined contribution plan for both retirement savings and retiree medical benefits. Also in 2016, we divested approximately 3,700 retirees from the ATI Pension Plan through an annuity buy-out of small pension balances, reducing future administrative costs to the Plan, and closed our U.K. pension plan to future accruals for service and pay (hard freeze) effective January 31, 2017.
At December 31, 2016, the ATI Pension Plan was approximately 70% funded in accordance with generally accepted accounting principles, and was remeasured at that date using a 4.45% discount rate to measure the projected benefit obligation. For ERISA funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using an IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Based upon current regulations and actuarial studies, we expect to make a $135 million cash contribution to the ATI Pension Plan in 2017, and we currently expect to continue to have average annual funding requirements of approximately $135 million for the next few years for this plan, using an expected 7.75% rate of return on pension plan assets. However, these estimates are subject to significant uncertainty, including potential changes to mortality tables with revised longevity estimates, and the performance of our pension trust assets. Pension trust asset performance for both our accounting and ERISA funding calculations is determined using the market value of plan assets at the end of each year. In July 2016, we made a $115 million contribution to the ATI Pension Plan to improve the plan’s funded position.
Dividends
We paid a quarterly cash dividend of $0.08 per share of common stock outstanding for the first three quarters of 2016 and the fourth quarter of 2015. A quarterly dividend of $0.18 per share of common stock outstanding was paid for the first three quarters of 2015. Effective with the fourth quarter of 2016, our Board of Directors decided to suspend the quarterly dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. Under the ABL facility, there is no limit on dividend declarations or payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $150.0 million and 30% of the maximum revolving credit availability, and no event of default under the ABL facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend declarations or payments if the undrawn availability is less than the greater of $150.0 million and 30% of the maximum revolving credit advance amount but more than the greater of $75.0 million and 15% of the maximum revolving credit advance amount, if (i) no event of default has occurred and is continuing or would result from paying the dividend, (ii) we demonstrate to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $75.0 million and 15% of the maximum revolving credit availability, and (B) we maintain a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL facility.
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
Inventories
At December 31, 2016, we had net inventory of $1,037.0 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the year ended December 31, 2016, the LIFO inventory valuation method resulted in cost of sales that were $39.1 million higher than would have been recognized under the FIFO methodology to value our inventory while for the year ended December 31, 2015, the effect of falling raw material costs on the LIFO inventory valuation method resulted in cost of sales that were $131.6 million lower than would have been recognized under the FIFO methodology to value our inventory.
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
The calculation of a resulting NRV inventory reserve, if any, is recognized as an expense in the period that the need for the reserve is identified.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Fiscal year ended December 31,
	2016	2015	2014
LIFO benefit (charge)	$(39.1)	$131.6	$(24.7)
NRV benefit (charge)	39.9	(131.5)	25.0
Net cost of sales impact	$0.8	$0.1	$0.3

The results for fiscal years 2016, 2015 and 2014 included $17.7 million, $24.5 million and $23.2 million, respectively, in inventory valuation charges related to the market-based valuation of titanium products. Additionally, in the third quarter of 2016, in conjunction with the indefinite idling of our Rowley, UT titanium sponge facility, an additional $11.3 million charge was taken to revalue titanium sponge inventory based on revised assessments of industrial grade titanium market conditions and expected utilization of this inventory. In December 2015, based on current market prices for non-premium quality (PQ) grades of titanium sponge, we recorded an additional $25.4 million charge to revalue this inventory. This charge included revised assessments of the non-PQ titanium market conditions and expected utilization of this inventory.
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
In August 2016, ATI announced the indefinite idling of the Rowley, Utah titanium sponge production facility, with the orderly wind-down of operations to occur through December 2016. Over the last several years significant global capacity has been added to produce titanium sponge, which is a key raw material used to produce ATI’s titanium products. In addition, demand for industrial-grade titanium products from global markets continues to be weak. As a result of these factors, titanium sponge, including aerospace quality sponge, can now be purchased from qualified global producers under long-term supply agreements at prices lower than the production costs at ATI’s titanium sponge facility in Rowley, UT. The Rowley facility is being idled in a manner that allows the facility to be restarted in the future if supported by market conditions. As a result of this idling decision, we evaluated the recoverability of this facility and concluded that the expected net undiscounted future cash flows from these assets were less than their carrying value. As a result, a $470.8 million impairment charge was recognized in 2016 to reduce the carrying value of the Rowley, UT facility to estimated fair value based on asset appraisals using cost, income and market approaches.
In December 2015, we announced rightsizing actions to better align our Flat Rolled Products operations to the challenging market conditions for our commodity products. Such actions included the idling of the standard stainless melt shop and sheet finishing operations at the Midland, PA facility, which was completed in January 2016, and the GOES operations in Western PA, including the Bagdad, PA facility, which was completed in April 2016. In October, 2016, the Company announced the permanent closure of these facilities as management concluded that the facilities cannot be operated at an acceptable rate of return. As a result of these idlings in 2015, we evaluated the recoverability of these idled facilities and concluded that the expected net undiscounted future cash flows from these assets were less than their carrying value. As a result, a $24.2 million impairment charge was recognized to reduce the carrying value of the Midland facility to estimated fair value and a $30.3 million impairment charge was recognized to reduce the carrying value of GOES operations assets to estimated fair value in 2015. These long-lived asset impairment charges were based on analysis of the estimated fair values, including asset appraisals using income and market approaches.
We perform our annual goodwill impairment evaluations in the fourth quarter of each year. Quantitative goodwill assessments were performed for all reporting units in 2016. Fair values were determined by using a quantitative assessment that may include discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These impairment assessments and valuation methods require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants we have identified. For example, our weighted average cost of capital used in our discounted cash flow assessments was approximately 11%, and long-term growth rates ranged from 3% to 4.5%. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.

In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. No impairments were determined to exist for the year ended December 31, 2016. The HPMC segment has three reporting units with goodwill. For the 2016 evaluation, one reporting unit with goodwill of $470.8 million has a fair value that exceeds carrying value by 14%, and one reporting unit with goodwill of $114.4 million has a fair value that exceeds carrying value by 12%. The third HPMC reporting unit with $56.7 million of goodwill has a fair value significantly in excess of carrying value.
As a result of this assessment in 2015, the Company determined that the fair value of the Flat Rolled Products business was below carrying value, including goodwill. During the fourth quarter of 2015, we recorded a $126.6 million pre-tax impairment charge to write-off all the goodwill in the Flat Rolled Products segment. This was due to challenging market conditions in 2015 in this business, primarily impacting commodity stainless flat-rolled products. This goodwill impairment charge was excluded from the Flat Rolled Products business segment results for 2015. No other goodwill impairments were determined to exist for the years ended December 31, 2015 and 2014.

Income Taxes
The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback and/or carryforward period available under tax law. On a quarterly basis, we evaluate the realizability of our deferred tax assets.
The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.
In 2015, our results reflected a three year cumulative loss from U.S. operations; prior thereto, our historical domestic results reflected a three year cumulative profit. As a result, we established $74.5 million in deferred tax asset valuation allowances in 2015, of which $68.4 million were for certain federal and state deferred tax assets. The three year cumulative loss condition continued in 2016, and the actions to indefinitely idle the Rowley, UT titanium sponge production facility (see Note 17 for further information) in 2016 resulted in a reassessment of the realizability of U.S. federal deferred tax assets. In 2016, our results of operations included an increase to deferred tax asset valuation allowances of $171.5 million, including an additional $165.8 million valuation allowance on federal and state deferred tax assets. These deferred tax valuation allowances in 2015 and 2016 had the effect of significantly reducing the reported income tax benefit applicable to the pre-tax loss in each period. In addition we recorded a $45.6 million valuation allowance on amounts recorded in other comprehensive income in 2016.
While we remain in a cumulative loss condition, our ability to evaluate the realizability of deferred tax assets is generally limited to the ability to offset timing differences on taxable income associated with deferred tax liabilities. Therefore, a change in estimate of deferred tax asset valuation allowances for federal, state, or foreign jurisdictions during this cumulative loss condition period will primarily be affected by changes in estimates of the time periods that deferred tax assets and liabilities will be realized, or on a limited basis to tax planning strategies that may result in a change in the amount of taxable income realized. At December 31, 2016, our deferred tax asset valuation allowance was $322.2 million.
Retirement Benefits

We have defined contribution retirement plans or benefit pension plans covering substantially all of our employees. We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Company contributions to defined contribution retirement plans are generally based on a percentage of eligible pay or based on hours worked, and are funded with cash. In December 2014, ATI announced several significant changes to its retirement benefit programs. The most significant change was a freeze of all future benefit accruals to the ATI Pension Plan, our U.S. qualified defined benefit pension plan, and to our non-qualified defined benefit pension plans, including the executive Supplemental Pension Plan, effective December 31, 2014.

On March 4, 2016, we announced that we had reached a four-year labor agreement with the USW covering USW-represented employees of our ATI Flat Rolled Products business unit and at two locations in the High Performance Materials &

Components business segment. The new labor agreement included a freeze to new entrants to the ATI Pension Plan, the elimination of defined benefit retiree healthcare for new employees, and changes in the levels of profit-based contributions for retiree medical benefits. New hires covered by the new labor agreement participate in a defined contribution plan for both retirement savings and retiree medical benefits. In addition, our U.K. pension plan was closed to future accruals for service and pay (hard freeze) effective January 31, 2017.
Under U.S. generally accepted accounting principles, benefit expenses recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension expense in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected long-term return on pension plan investments was 8.0% in 2016. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. The actual returns on pension plan assets for the last five years have been 5.3% for 2016, (1.2)% for 2015, 6.5% for 2014, 14.3% for 2013, and 8.0% for 2012. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional pre-tax annual income, or expense, of approximately $5 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. The expected long-term rate of return on pension plan investments for 2017 is 7.75%.
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of our fiscal year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment, we established a discount rate of 4.45% for valuing the pension liabilities as of December 31, 2016, and for determining the pension expense for 2017. We had previously assumed a discount rate of 4.65% at the end of 2015 and 4.25% at the end of 2014. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate, by approximately $150 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate, by approximately $2 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
As discussed above, gains and losses due to differences between actual and expected results for investment returns on plan assets, changes in the discount rate used to value benefit obligations, and other changes in estimates such as participant life expectancy are deferred and recognized in the income statement over future periods. However for balance sheet presentation, these gains and losses are included in the determination of benefit obligations, net of plan assets, included on the year-end consolidated balance sheet. At December 31, 2016, the Company had $1.5 billion of pre-tax net actuarial losses on its pension obligations, primarily related to an extended decline over the last several years in the discount rate used to value the pension obligations. These actuarial losses have been recognized on the consolidated balance sheet through a reduction in stockholders’ equity, and are being recognized in the consolidated statement of operations through expense amortizations over future years. As a result of the pension freeze effective December 31, 2014 and the resultant determination of inactive status, beginning in 2015, the ATI Pension Plan and the non-qualified U.S. pension plans changed the amortization period for accumulated other comprehensive loss recognition to average remaining life expectancy, which is approximately 19 years on a weighted average basis, rather than the average remaining service period of 10 years, which was used in 2014 and prior periods. The U.K. pension plan is also in inactive status following the January 31, 2017 pension freeze, and will also change to an average life expectancy loss amortization method in 2017.
With respect to our postretirement plans, under most of the plans, our contributions towards retiree medical premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each fiscal year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2016, we determined the rate to be 4.35%, compared to a 4.50% discount rate in 2015, and a 4.10% discount rate in 2014. The Company remeasured a portion of its other postretirement benefit obligation as of the March 1, 2016 contract effective date for the new USW labor agreement using a 4.05% discount rate, compared to the 4.50% discount rate as of December 31, 2015. Based on the remeasurement, other postretirement benefit liabilities decreased $22.5 million, and other postretirement benefit expense decreased by $7.5 million in the March through December 2016 period. The estimated effect of changing the discount rate by 0.50% would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate, by approximately $16 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate, by approximately $1 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 7.2% in 2017 and is assumed to gradually decrease to 4.5% in the year 2038 and remain level thereafter. Assumed health care cost trend rates can have a significant effect on the benefit obligation for health care plans, however, the Company’s contributions for most of its’ retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.
New Accounting Pronouncements Adopted

In December 2016, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to fair value measurement disclosures for investments that calculate net asset value per share. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. This update also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share as a practical expedient. The adoption of these changes impacts the fair value disclosures presented in Note 12 to the consolidated financial statements and requires retrospective application by removing investments measured using net asset value as a practical expedient from the fair value hierarchy in all periods presented.
Pending Accounting Pronouncements

In January 2017, the FASB issued changes to accounting standards to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill, which is currently required if a reporting unit with goodwill fails a Step 1 test comparing the fair value of the reporting unit to its’ carrying value including goodwill. Under this new guidance, an entity should perform its annual, or interim, goodwill impairment test using just the Step 1 test of comparing the fair value of a reporting unit with its carrying amount. Any goodwill impairment, representing the amount by which the carrying amount exceeds the reporting unit’s fair value, is determined using this Step 1 test. Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit. This new guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company will early adopt this new guidance in 2017 and does not anticipate that it will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued new guidance to simplify employee share-based payment accounting. The areas for simplification in this guidance involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. This new guidance is effective for the Company’s 2017 fiscal year. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued changes to revenue recognition with customers, which is required to be adopted by the Company in fiscal year 2018. This update provides a five-step analysis of transactions to determine when and how revenue is recognized, along with expanded disclosure requirements. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. Although the Company is currently evaluating the impact of this standard on individual customer contracts, the Company has evaluated the impact of this standard on the broad categories of its customer contracts, and anticipates the adoption of this guidance will not have a material impact on the consolidated statement of operations but does expect an impact to the consolidated balance sheet for reclassifications to contract assets and liabilities, the magnitude of which is still being determined.
Forward-Looking Statements
From time-to-time, the Company has made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described in Item 1A, Risk Factors, of this Annual Report on Form 10-K and will be described from time-to-time in the Company filings with the SEC, including the Company’s Annual Reports on Form 10-K and the Company’s subsequent reports filed with the SEC on Form 10-Q and Form 8-K, which are available on the SEC’s website at www.sec.gov and on the Company’s website at www.atimetals.com. We assume no duty to update our forward-looking statements.
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
At December 31, 2016, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. During the fiscal years ended December 31, 2016 and 2015 due to changes in expected operating levels, we concluded that a portion of these natural gas cash flow hedges for 2016 and the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. We recognized $1.3 million and $3.3 million of pre-tax losses for the ineffective portion of these cash flow hedges for the years ended December 31, 2016 and 2015, respectively, which is reported in selling and administrative expenses on the consolidated statement of operations. Approximately 90% of our annual forecasted domestic requirements for natural gas for 2017 and 25% for 2018 are hedged. The net mark-to-market valuation of the outstanding natural gas hedges at December 31, 2016 was an unrealized pre-tax loss of $2.1 million, comprised of $0.2 million in prepaid expenses and other current assets, $0.2 million in other assets, and $2.5 million in accrued liabilities on the balance sheet. For the year ended December 31, 2016, the effects of natural gas hedging activity increased cost of sales by $14.8 million.

Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2016 we used approximately 80 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $80 million. In addition, in 2016 we also used approximately 300 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $3 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of December 31, 2016, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders, for an aggregate amount of approximately 28 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 35% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At December 31, 2016, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $10.6 million, comprised of $2.2 million in prepaid expenses and other current assets, $3.3 million in other assets, $6.7 million in accrued liabilities, and $9.4 million in other long-term liabilities on the balance sheet.
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
During the fiscal year ended December 31, 2015, we net settled 211.9 million euro notional value of foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates, receiving cash proceeds of $56.5 million which is reported in cash provided by operating activities on the consolidated statement of cash flows. In the fourth quarter 2015, due to management actions in the Flat Rolled Products segment to de-emphasize commodity stainless steel sheet products in 2016, we concluded that a portion of these settled euro cash flow hedges for 2016 were ineffective based on forecast changes for euro-denominated sales. We recognized a $14.3 million pre-tax gain for the ineffective portion of these cash flow hedges, which is reported in selling and administrative expenses on the consolidated statement of operations for the year ended December 31, 2015. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and will be reclassified to earnings when the underlying transactions occur. In 2015, we entered into 244.7 million euro notional value of foreign currency forward contracts designated as fair value hedges with 2015, 2016 and 2017 maturity dates to replace a portion of the settled euro cash flow hedges, of which 43.2 million and 139.2 million euro notional value was outstanding as of December 31, 2016 and 2015, respectively. We recorded benefits of $1.0 million and $9.0 million in costs of sales on the consolidated statement of operations in the fiscal years ended December 31, 2016 and 2015, respectively, for maturities and mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 10 million euro notional value outstanding as of December 31, 2016 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2017.
At December 31, 2016, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $3.1 million, comprised of $3.0 million in prepaid expenses and other current assets, $0.2 million in other assets, and $0.1 million in other long-term liabilities on the balance sheet.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Allegheny Technologies Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 24, 2017

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

For the Years Ended December 31,	2016	2015	2014
Sales	$3,134.6	$3,719.6	$4,223.4

Cost of sales	2,972.1	3,659.3	3,844.8
Gross profit	162.5	60.3	378.6
Selling and administrative expenses	247.7	238.8	272.5
Restructuring charges	527.2	64.3	—
Impairment of goodwill	—	126.6	—
Operating income (loss)	(612.4)	(369.4)	106.1
Interest expense, net	(124.0)	(110.2)	(108.7)
Other income, net	2.4	1.6	4.1
Income (loss) from continuing operations before income taxes	(734.0)	(478.0)	1.5
Income tax benefit	(106.9)	(112.1)	(8.7)
Income (loss) from continuing operations	(627.1)	(365.9)	10.2
Income (loss) from discontinued operations, net of tax	—	—	(0.6)
Net income (loss)	(627.1)	(365.9)	9.6
Less: Net income attributable to noncontrolling interests	13.8	12.0	12.2
Net loss attributable to ATI	$(640.9)	$(377.9)	$(2.6)

Basic net income (loss) per common share
Continuing operations attributable to ATI per common share	$(5.97)	$(3.53)	$(0.02)
Discontinued operations attributable to ATI per common share	—	—	(0.01)
Basic net loss attributable to ATI per common share	$(5.97)	$(3.53)	$(0.03)

Diluted net income (loss) per common share
Continuing operations attributable to ATI per common share	$(5.97)	$(3.53)	$(0.02)
Discontinued operations attributable to ATI per common share	—	—	(0.01)
Diluted net loss attributable to ATI per common share	$(5.97)	$(3.53)	$(0.03)

Amounts attributable to ATI common stockholders
Loss from continuing operations, net of tax	$(640.9)	$(377.9)	$(2.0)
Income (loss) from discontinued operations, net of tax	—	—	(0.6)
Net loss	$(640.9)	$(377.9)	$(2.6)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

For the Years Ended December 31,	2016	2015	2014
Net income (loss)	$(627.1)	$(365.9)	$9.6
Currency translation adjustment
Unrealized net change arising during the period	(47.1)	(37.0)	(34.1)
Reclassification adjustment included in net income (loss)	—	—	0.5
Total	(47.1)	(37.0)	(33.6)
Unrealized holding gain (loss) on securities
Net gain arising during the period	—	—	—
Derivatives
Net derivatives gain (loss) on hedge transactions	21.2	(33.3)	45.7
Reclassification to net income of net realized loss (gain)	7.9	(18.2)	(3.6)
Income taxes on derivative transactions	9.5	(19.5)	16.2
Total	19.6	(32.0)	25.9
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	75.0	75.0	88.1
Net loss arising during the period	(92.1)	(95.8)	(424.5)
Prior service cost
Amortization to net income (loss) of net prior service cost (credits)	(0.4)	6.2	(0.7)
Income taxes on postretirement benefit plans	43.9	5.1	(124.5)
Total	(61.4)	(19.7)	(212.6)
Other comprehensive loss, net of tax	(88.9)	(88.7)	(220.3)
Comprehensive loss	(716.0)	(454.6)	(210.7)
Less: Comprehensive income attributable to noncontrolling interests	4.1	6.4	10.1
Comprehensive loss attributable to ATI	$(720.1)	$(461.0)	$(220.8)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$229.6	$149.8
Accounts receivable, net	452.1	400.3
Inventories, net	1,037.0	1,271.6
Prepaid expenses and other current assets	47.8	45.9
Total Current Assets	1,766.5	1,867.6
Property, plant and equipment, net	2,498.9	2,928.2
Goodwill	641.9	651.4
Other assets	262.7	304.5
Total Assets	$5,170.0	$5,751.7
Liabilities and Stockholders’ Equity
Accounts payable	$294.3	$380.8
Accrued liabilities	309.3	301.8
Short-term debt and current portion of long-term debt	105.1	3.9
Total Current Liabilities	708.7	686.5
Long-term debt	1,771.9	1,491.8
Accrued postretirement benefits	317.7	359.2
Pension liabilities	827.9	833.8
Deferred income taxes	15.6	75.6
Other long-term liabilities	83.4	108.3
Total Liabilities	3,725.2	3,555.2
Redeemable noncontrolling interest	—	12.1
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued- 109,695,171 shares at December 31, 2016 and 2015; outstanding-108,925,254 shares at December 31, 2016 and 109,174,882 shares at December 31, 2015	11.0	11.0
Additional paid-in capital	1,188.8	1,161.7
Retained earnings	1,277.1	1,945.9
Treasury stock: 769,917 shares at December 31, 2016 and 520,289 shares at December 31, 2015	(28.0)	(21.3)
Accumulated other comprehensive loss, net of tax	(1,093.7)	(1,014.5)
Total ATI Stockholders’ Equity	1,355.2	2,082.8
Noncontrolling Interests	89.6	101.6
Total Stockholders’ Equity	1,444.8	2,184.4
Total Liabilities and Stockholders’ Equity	$5,170.0	$5,751.7
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

For the Years Ended December 31,	2016	2015	2014
Operating Activities:
Net income (loss)	$(627.1)	$(365.9)	$9.6
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Depreciation and amortization	170.3	189.9	176.8
Deferred taxes	(119.8)	(118.0)	31.7
Impairment of goodwill	—	126.6	—
Non-cash restructuring charges	471.3	54.5	—
Change in operating assets and liabilities:
Retirement benefits (a)	(80.0)	14.3	3.1
Accounts receivable	(51.8)	203.3	(70.3)
Inventories	234.7	201.2	(143.7)
Accounts payable	(51.2)	(211.3)	82.1
Accrued income taxes	9.3	55.8	(37.5)
Accrued liabilities and other	0.6	(19.0)	4.1
Cash provided by (used in) operating activities	(43.7)	131.4	55.9
Investing Activities:
Purchases of property, plant and equipment	(202.2)	(144.5)	(225.7)
Purchases of businesses, net of cash acquired	—	(0.5)	(92.9)
Asset disposals and other	2.2	(0.1)	2.4
Cash used in investing activities	(200.0)	(145.1)	(316.2)
Financing Activities:
Borrowings on long-term debt	387.5	—	—
Payments on long-term debt and capital leases	(2.7)	(23.6)	(414.9)
Net borrowings under credit facilities	3.1	1.5	—
Debt issuance costs	(10.4)	—	(1.2)
Dividends paid to shareholders	(25.8)	(66.5)	(77.1)
Dividends paid to noncontrolling interests	(16.0)	(16.0)	—
Acquisition of noncontrolling interests	(12.2)	—	—
Shares repurchased for income tax withholding on share-based compensation	—	(1.4)	(3.9)
Exercises of stock options and other	—	—	0.1
Cash provided by (used in) financing activities	323.5	(106.0)	(497.0)
Increase (decrease) in cash and cash equivalents	79.8	(119.7)	(757.3)
Cash and cash equivalents at beginning of year	149.8	269.5	1,026.8
Cash and cash equivalents at end of year	$229.6	$149.8	$269.5
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

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity

	ATI Stockholders
(In millions, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2013	$11.0	$1,185.9	$2,490.1	$(79.6)	$(713.2)	$100.5	$2,994.7
Net income (loss)	—	—	(2.6)	—	—	12.2	9.6
Other comprehensive loss	—	—	—	—	(218.2)	(2.1)	(220.3)
Cash dividends on common stock ($0.72 per share)	—	—	(77.1)	—	—	—	(77.1)
Conversion of convertible notes	—	—	(0.5)	5.5	—	—	5.0
Redeemable noncontrolling interest	—	—	(0.3)	—	—	0.3	—
Employee stock plans	—	(21.7)	(10.7)	29.8	—	—	(2.6)
Balance, December 31, 2014	$11.0	$1,164.2	$2,398.9	$(44.3)	$(931.4)	$110.9	$2,709.3
Net income (loss)	—	—	(377.9)	—	—	12.0	(365.9)
Other comprehensive loss	—	—	—	—	(83.1)	(5.6)	(88.7)
Cash dividends on common stock ($0.62 per share)	—	—	(66.5)	—	—	—	(66.5)
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Redeemable noncontrolling interest	—	—	(0.3)	—	—	0.3	—
Employee stock plans	—	(2.5)	(8.3)	23.0	—	—	12.2
Balance, December 31, 2015	$11.0	$1,161.7	$1,945.9	$(21.3)	$(1,014.5)	$101.6	$2,184.4
Net income (loss)	—	—	(640.9)	—	—	13.8	(627.1)
Other comprehensive loss	—	—	—	—	(79.2)	(9.7)	(88.9)
Cash dividends on common stock ($0.24 per share)	—	—	(25.8)	—	—	—	(25.8)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Employee stock plans	—	27.1	(2.1)	(6.7)	—	—	18.3
Balance, December 31, 2016	$11.0	$1,188.8	$1,277.1	$(28.0)	$(1,093.7)	$89.6	$1,444.8
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries, including the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), in which the Company has a 60% interest. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the Company’s operating results and financial position, with the 40% interest of our minority partner recognized in the consolidated statement of operations as net income attributable to noncontrolling interests and as equity attributable to the noncontrolling interest within total stockholders’ equity. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), including ATI’s 50% interest in the industrial titanium joint venture known as Uniti LLC (“Uniti”), are accounted for under the equity method of accounting. Accounts receivable from Uniti were $1.5 million and $0.5 million at December 31, 2016 and 2015, respectively. Significant intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, “Allegheny Technologies,” “ATI” and the “Company” refer to Allegheny Technologies Incorporated and its subsidiaries.
Risks and Uncertainties and Use of Estimates
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable. Certain prior year amounts have been reclassified in order to conform with the 2016 presentation (see Note 5).
The Company markets its products to a diverse customer base, principally throughout the United States. No single customer accounted for more than 10% of sales for any year presented. The principal end markets for the ATI’s products are customers in the aerospace & defense, oil & gas, electrical energy, automotive, construction and mining, food equipment and appliances, and medical markets.
At December 31, 2016, ATI has approximately 8,500 full-time employees, of which approximately 15% are located outside the United States. Approximately 40% of ATI’s workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW). The Company has CBAs with approximately 800 full-time employees that expire in 2017.
Cash Equivalents and Investments
Cash equivalents are highly liquid investments valued at cost, which approximates fair value, acquired with an original maturity of three months or less.
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $7.3 million and $4.5 million at December 31, 2016 and 2015, respectively. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectability of specific accounts.
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
The Company evaluates product lines on a quarterly basis to identify inventory carrying values that exceed estimated net realizable value. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. However, in cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to the ceiling and floor. It is the Company’s general policy to write-down to scrap value any inventory that is identified as slow-moving or aged more than twelve months, subject to sales, backlog and anticipated orders considerations. In some instances this aging criterion is up to twenty-four months.
Long-Lived Assets
Property, plant and equipment are recorded at cost, including capitalized interest, and includes long-lived assets acquired under capital leases. The principal method of depreciation adopted for all property placed into service after July 1, 1996 is the straight-line method. For buildings and equipment acquired prior to July 1, 1996, depreciation is computed using a combination of accelerated and straight-line methods. Property, plant and equipment associated with the Company’s Rowley titanium sponge production facility in the High Performance Materials & Components segment (prior to its indefinite idling in August 2016- see Note 17 for further explanation), and the Hot Rolling and Processing Facility (HRPF) in the Flat Rolled Products segment, are being depreciated utilizing the units of production method of depreciation, which the Company believes provides a better matching of costs and revenues. The Company periodically reviews estimates of useful life and production capacity assigned to new and in service assets. Significant enhancements, including major maintenance activities that extend the lives of property and equipment, are capitalized. Costs related to repairs and maintenance are charged to expense in the period incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.
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
Environmental
Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, but generally not later than the completion of the feasibility study or the

Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments of the accruals are made to reflect new information as appropriate. Accruals for losses from environmental remediation obligations do not take into account the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect allocations among potentially responsible parties (PRPs) at Federal Superfund sites or similar state-managed sites after an assessment is made of the likelihood that such parties will fulfill their obligations at such sites and after appropriate cost-sharing or other agreements are entered. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental experts in consultation with outside environmental specialists, when necessary.
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
Research and Development
Company funded research and development costs from continuing operations were $14.7 million in 2016, $14.2 million in 2015, and $17.4 million in 2014 and were expensed as incurred. Customer funded research and development costs were $2.2 million in 2016, $1.5 million in 2015, and $2.7 million in 2014.
Stock-based Compensation
The Company accounts for stock-based compensation transactions, such as nonvested stock and performance equity awards, using fair value. Compensation expense for an award is estimated at the date of grant and is recognized over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as the Company’s total shareholder return performance relative to a peer group under certain of the Company’s performance equity awards.
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
New Accounting Pronouncements Adopted

In December 2016, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to fair value measurement disclosures for investments that calculate net asset value per share. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. This update also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share as a practical expedient. The adoption of these changes impacts the fair value disclosures presented in Note 12 and requires retrospective application by removing investments measured using net asset value as a practical expedient from the fair value hierarchy in all periods presented.
Pending Accounting Pronouncements

In January 2017, the FASB issued changes to accounting standards to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill, which is currently required if a reporting unit with goodwill fails a Step 1 test comparing the fair value of the reporting unit to its’ carrying value including goodwill. Under this new guidance, an entity should perform its annual, or interim, goodwill impairment test using just the Step 1 test of comparing the fair value of a reporting unit with its carrying amount. Any goodwill impairment, representing the amount by which the carrying amount exceeds the reporting unit’s fair value, is determined using this Step 1 test. Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit. This new guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company will early adopt this new guidance in 2017 and does not anticipate that it will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued new guidance to simplify employee share-based payment accounting. The areas for simplification in this guidance involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. This new guidance is effective for the Company’s 2017 fiscal year. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued changes to revenue recognition with customers, which is required to be adopted by the Company in fiscal year 2018. This update provides a five-step analysis of transactions to determine when and how revenue is recognized, along with expanded disclosure requirements. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. Although the Company is currently evaluating the impact of this standard on individual customer contracts, the Company has evaluated the impact of this standard on the broad categories of its customer contracts, and anticipates the adoption of this guidance will not have a material impact on the consolidated statement of operations but does expect an impact to the consolidated balance sheet for reclassifications to contract assets and liabilities, the magnitude of which is still being determined.

Note 2. Acquisitions
On February 7, 2014, the Company acquired 85% of Dynamic Flowform Corp. (“Dynamic Flowform”) for $72.9 million of cash consideration, net of cash acquired. The Dynamic Flowform acquisition was treated as an asset purchase for tax purposes. The holders of the 15% noncontrolling interest had a put option requiring the Company to purchase their equity interest, and such interest was purchased by ATI in 2016 (see Note 18 for additional explanation). The Company also incurred $0.7 million of pre-tax costs related to the acquisition, consisting primarily of professional fees, which were recorded in selling and administrative expenses in the 2014 consolidated statement of operations.
Based in Billerica, MA, Dynamic Flowform, which has been renamed ATI Flowform Products, uses precision flowforming process technologies to produce thin-walled components in net or near-net shapes across multiple alloy systems, including nickel-based alloys and superalloys, titanium and titanium-based alloys, zirconium alloys, and specialty and stainless alloys. This acquisition has expanded the Company’s capabilities to produce specialty materials parts and components, primarily in the aerospace & defense and oil & gas markets. ATI Flowform Products results are included in the High Performance Materials & Components segment from the date of the acquisition.
The purchase price allocation included technology, trademarks and customer intangible assets of $21.4 million, which are being amortized over a 23 year weighted average life, and goodwill of $46.8 million, which is deductible for tax purposes. The final allocation of the purchase price was completed in the second quarter of 2014.
In addition, on June 12, 2014, the Company acquired Hanard Machine, Inc. (“Hanard”) for $20.5 million of cash consideration, net of cash acquired, including $20.0 million paid in 2014 and $0.5 million paid in 2015. Located in Salem, OR, Hanard performs precision machining on parts and components made from titanium-based alloys, nickel-based alloys and superalloys, aluminum, specialty steel, and other ferrous and non-ferrous metals. The business operates as ATI Cast Products Salem Operations, and is reported as a part of the High Performance Materials & Components segment from the date of the acquisition. This acquisition has expanded the Company’s capabilities to produce finished specialty materials parts and components and reinforces the Company’s important aerospace supply chain role.  The purchase price allocation included technology and customer intangible assets of $4.3 million, which are being amortized over a 20 year life, and goodwill of $8.4 million, which is deductible for tax purposes. The final allocation of the purchase price was completed in the second quarter of 2015.
Pro forma financial information has not been included because these acquisitions did not meet certain significance thresholds individually or in the aggregate.
Note 3. Discontinued Operations
In April 2014, the Company announced the closure of its iron castings business, as the divestiture of this business through a sale process on commercially acceptable terms was unlikely to be successful. The orderly wind-down of operations was completed by the end of the third quarter 2014. The closure of the iron castings business resulted in $1.8 million of cash exit costs in 2014, primarily related to severance benefits, of which $1.0 million was paid in 2014 and $0.8 million was paid in 2015.
The operating results of the iron castings business have been included in discontinued operations in the Company’s consolidated statements of operations for all periods presented. Results of discontinued operations for 2014 include $1.8 million pre-tax of charges associated with the iron castings closure.
The following table presents summarized results for these discontinued operations (in millions):

2014
Sales	$14.9
Loss before income taxes	$(0.9)

Note 4. Inventories
Inventories at December 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Raw materials and supplies	$149.6	$216.0
Work-in-process	837.9	990.3
Finished goods	161.7	184.1
Total inventories at current cost	1,149.2	1,390.4
Adjustment from current cost to LIFO cost basis	97.3	136.4
Inventory valuation reserves	(169.0)	(206.3)
Progress payments	(40.5)	(48.9)
Total inventories, net	$1,037.0	$1,271.6
Inventories, before progress payments, determined on the LIFO method were $736.3 million at December 31, 2016, and $992.0 million at December 31, 2015. The remainder of the inventory was determined using the FIFO and average cost methods, and these inventory values do not differ materially from current cost. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, a net realizable value (NRV) inventory reserve is required. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not exceed net realizable value reduced by an allowance for a normal profit margin). Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Fiscal year ended December 31,
	2016	2015	2014
LIFO benefit (charge)	$(39.1)	$131.6	$(24.7)
NRV benefit (charge)	39.9	(131.5)	25.0
Net cost of sales impact	$0.8	$0.1	$0.3
During 2016 and 2015, inventory usage resulted in liquidations of LIFO inventory quantities, increasing cost of sales by $61.5 million and $9.6 million, respectively. These inventories were carried at differing costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases. There were no LIFO liquidations in 2014.
The results for fiscal years 2016, 2015 and 2014 included $17.7 million, $24.5 million and $23.2 million, respectively, in inventory valuation charges related to the market-based valuation of titanium products. Additionally, in the third quarter of 2016, in conjunction with the indefinite idling of the Company’s Rowley, UT titanium sponge facility (see Note 17 for further explanation), an additional $11.3 million charge was taken to revalue titanium sponge inventory based on revised assessments of industrial grade titanium market conditions and expected utilization of this inventory. In December 2015, based on current market prices for non-premium quality (PQ) grades of titanium sponge, the Company recorded an additional $25.4 million charge to revalue this inventory. This charge included revised assessments of the non-PQ titanium market conditions and expected utilization of this inventory.
Note 5. Property, Plant and Equipment
Property, plant and equipment at December 31, 2016 and 2015 was as follows:

(In millions)	2016	2015
Land	$31.4	$31.0
Buildings	829.6	1,026.6
Equipment and leasehold improvements	3,497.2	3,701.5
	4,358.2	4,759.1
Accumulated depreciation and amortization	(1,859.3)	(1,830.9)
Total property, plant and equipment, net	$2,498.9	$2,928.2

The 2015 balances were reclassified to conform to the 2016 presentation to remove the original historical costs of buildings and equipment and accumulated depreciation balances for previously impaired assets related to the Flat Rolled Products business segment. There was no change in net property, plant and equipment as a result of this reclassification.
Construction in progress at December 31, 2016 and 2015 was $87.4 million and $119.6 million, respectively. Capital expenditures on the consolidated statement of cash flows for the year ended December 31, 2015 exclude $35.4 million of completion payments that were included in property, plant and equipment and accrued at December 31, 2015. Depreciation and amortization from continuing operations for the years ended December 31, 2016, 2015 and 2014 was as follows:

(In millions)	2016	2015	2014
Depreciation of property, plant and equipment	$141.9	$159.6	$146.7
Software and other amortization	28.4	30.3	29.9
Total depreciation and amortization	$170.3	$189.9	$176.6
Note 6. Goodwill and Other Intangible Assets
At December 31, 2016, the Company had $641.9 million of goodwill on its consolidated balance sheet, all of which relates to the High Performance Materials & Components (HPMC) segment. Goodwill decreased $9.5 million in 2016 as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.
The Company performs its annual goodwill impairment evaluations in the fourth quarter of each year. Quantitative goodwill assessments were performed for all reporting units in 2016. In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. No impairments were determined to exist for the years ended December 31, 2016 and 2014. The HPMC segment has three reporting units with goodwill. For the 2016 evaluation, one reporting unit with goodwill of $470.8 million has a fair value that exceeds carrying value by 14%, and one reporting unit with goodwill of $114.4 million has a fair value that exceeds carrying value by 12%. The third HPMC reporting unit with $56.7 million of goodwill has a fair value significantly in excess of carrying value.
As a result of the annual goodwill impairment evaluations in 2015, the Company determined that the fair value of the Flat Rolled Products business was below carrying value, including goodwill. During the fourth quarter of 2015, the Company recorded a $126.6 million pre-tax impairment charge to write-off all the goodwill in the Flat Rolled Products segment. This was due to challenging market conditions in 2015 in this business, primarily impacting commodity stainless flat-rolled products. This goodwill impairment charge was excluded from the Flat Rolled Products 2015 business segment results. Accumulated impairment losses as of December 31, 2016 and 2015 were $126.6 million.
Other intangible assets, which are included in Other assets on the accompanying consolidated balance sheets as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
(in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Technology	$91.4	$(23.0)	$91.4	$(18.6)
Customer relationships	35.7	(7.6)	35.7	(6.2)
Trademarks	64.6	(12.9)	64.6	(8.6)
Total amortizable intangible assets	$191.7	$(43.5)	$191.7	$(33.4)
Amortization expense from continuing operations related to intangible assets was approximately $10.0 million for the years ended December 31, 2016, 2015 and 2014. For each of the years ending December 31, 2017 through 2021, annual amortization expense is expected to be approximately $10.0 million.

Note 7. Asset Retirement Obligations
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (AROs) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2016, the Company had recognized AROs of $23.3 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
Changes in asset retirement obligations for the years ended December 31, 2016 and 2015 were as follows:

(In millions)	2016	2015
Balance at beginning of year	$25.0	$25.4
Accretion expense	0.7	0.6
Payments	(2.0)	(0.8)
Revision of estimates	(0.4)	(0.2)
Balance at end of year	$23.3	$25.0
Note 8. Supplemental Financial Statement Information
Cash and cash equivalents at December 31, 2016 and 2015 were as follows:

(In millions)	2016	2015
Cash	$164.1	$149.3
Other short-term investments	65.5	0.5
Total cash and cash equivalents	$229.6	$149.8
Accounts receivable are presented net of a reserve for doubtful accounts of $7.3 million at December 31, 2016, and $4.5 million at December 31, 2015. During 2016, the Company recognized expense of $4.8 million to increase the reserve for doubtful accounts and wrote off $2.0 million of uncollectible accounts, which decreased the reserve. During 2015, the Company recognized expense of $1.1 million to increase the reserve for doubtful accounts and wrote off $1.4 million of uncollectible accounts, which decreased the reserve. During 2014, the Company recognized expense of $0.5 million to increase the reserve for doubtful accounts and wrote off $1.0 million of uncollectible accounts, which decreased the reserve.
Accrued liabilities included salaries, wages and other payroll-related liabilities of $54.6 million and $50.9 million and accrued interest of $40.4 million and $31.4 million at December 31, 2016 and 2015, respectively.
Other income (expense) from continuing operations for the years ended December 31, 2016, 2015, and 2014 was as follows:

(In millions)	2016	2015	2014
Rent and royalty income	$1.4	$2.0	$4.0
Net gains on property and investments	1.0	—	0.1
Other	—	(0.4)	—
Total other income, net	$2.4	$1.6	$4.1

Note 9. Debt
Debt at December 31, 2016 and 2015 was as follows:

(In millions)	2016	2015
Allegheny Technologies $500 million 5.875% Senior Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies $500 million 5.95% Senior Notes due 2021	500.0	500.0
Allegheny Technologies $350 million 9.375% Senior Notes due 2019	350.0	350.0
Allegheny Technologies $287.5 million 4.75% Convertible Senior Notes due 2022	287.5	—
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Term Loan due 2017	100.0	—
U.S. revolving credit facility	—	—
Foreign credit agreements	4.4	1.4
Industrial revenue bonds, due through 2020, and other	2.2	3.8
Debt issuance costs	(17.1)	(9.5)
Total short-term and long-term debt	1,877.0	1,495.7
Short-term debt and current portion of long-term debt	105.1	3.9
Total long-term debt	$1,771.9	$1,491.8

(a)	Bearing interest at 7.875% effective February 15, 2016.
Interest expense was $125.4 million in 2016, $111.4 million in 2015, and $109.8 million in 2014. Interest expense was reduced by $4.7 million, $2.2 million, and $5.3 million, in 2016, 2015, and 2014, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $127.2 million in 2016, $113.4 million in 2015, and $113.2 million in 2014. Net interest expense includes interest income of $1.4 million in 2016, $1.2 million in 2015, and $1.1 million in 2014.
Scheduled principal payments during the next five years are $105.8 million in 2017, $0.7 million in 2018, $350.2 million in 2019, no payments in 2020, and $500.0 million payments in 2021.
2023 Notes
The stated interest rate payable on the 5.875% Senior Notes due 2023 (2023 Notes) is subject to adjustment in the event of changes in the credit ratings on the 2023 Notes by either Moody’s or Standard & Poor’s (S&P). Each notch of credit rating downgrade from the credit ratings in effect when the 2023 Notes were issued in July 2013 increases interest expense by 0.25% on the 2023 Notes, up to a maximum 4 notches by each of the two rating agencies, or a total 2.0% potential interest rate change up to 7.875%.
In February 2016, the 2023 Notes reset one notch to the maximum 7.875% annual interest rate as a result of a credit rating downgrade by S&P, which resulted in an additional $1.3 million of interest expense measured on an annual basis, compared to 2015. Credit rating downgrades in 2015 raised the annual interest expense on the 2023 Notes by $4.1 million compared to 2014. Any further credit rating downgrades have no effect on the interest rate of the 2023 Notes, and increases in the Company’s credit ratings from these ratings agencies would reduce interest expense incrementally on the 2023 Notes to the original 5.875% interest rate in a similar manner.
Credit Agreements
On September 23, 2015, the Company entered into a $400 million Asset Based Lending (ABL) Revolving Credit Facility, which includes a letter of credit sub-facility of up to $200 million. The ABL facility replaced a $400 million revolving credit facility originally entered into on July 31, 2007 (as amended, the “Prior Credit Facility”). Costs associated with entering into the ABL facility were $1.5 million, and are being amortized to interest expense over the 5-year term of the facility. The ABL facility matures in September 2020 and is collateralized by the accounts receivable and inventory of the Company’s domestic operations.
In May 2016, the ABL facility was amended to add an eighteen-month term loan (Term Loan) in the amount of $100.0 million million, to support the Company’s restructuring actions and operational needs, and to amend certain of the ABL covenants and related defined terms. The interest rate on this Term Loan is 3.5% plus a LIBOR spread. Costs associated with amending the ABL facility were $0.9 million, and are being amortized to interest expense over the term of the facility. Proceeds of the Term Loan were used to pay down outstanding borrowings under the revolving credit portion of the ABL facility. The Term Loan is due on November 13, 2017 and can be prepaid in its entirety on a one-time basis on or after May 13, 2017 if certain minimum liquidity conditions are satisfied. The underwriting fees and other third-party expenses for the issuance of the Term Loan were $1.0 million and are being amortized to interest expense over the eighteen-month term of the loan.
As amended, the applicable interest rate for borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 2.0% and 2.5% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. As amended, the ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount or (ii) $40.0 million. The Company does not meet this required fixed charge coverage ratio at December 31, 2016. As a result, the Company is not able to access this remaining 12.5% or $62.5 million of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019, and that such liquidity is available at all times thereafter until the 9.375% Senior Notes due 2019 are paid in full or refinanced. There were no outstanding revolving credit borrowings under the ABL facility as of December 31, 2016, and $25.9 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the fiscal year ended December 31, 2016 were $82 million, bearing an average annual interest rate of 1.757%. Average borrowings under the ABL and the Prior Credit Facility for the fiscal year ended December 31, 2015 were $61 million, bearing an average annual interest rate of 2.0%.
Convertible Notes
In May 2016, the Company issued and sold $250 million aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (2022 Convertible Notes). The Company granted the underwriters a 30-day option to purchase up to an additional $37.5 million aggregate principal amount of 2022 Convertible Notes on the same terms and conditions to cover over-allotments, if any. On June 1, 2016, the Company announced that the underwriters exercised this option in full and on June 2, 2016, the Company completed the offering and sale of the additional $37.5 million aggregate principal amount of 2022 Convertible Notes. Interest on the 2022 Convertible Notes is payable in cash semi-annually in arrears on each January 1 and July 1, commencing January 1, 2017. The Company used a portion of the proceeds from the 2022 Convertible Notes to make a $115 million contribution in July 2016 to the Company’s U.S. defined benefit pension plan, and expects to use additional 2022 Convertible Note proceeds to meet future pension funding requirements. The underwriting fees and other third-party expense for the issuance of the 2022 Convertible Notes were $9.4 million and are being amortized to interest expense over the 6-year term of the 2022 Convertible Notes.
The Company does not have the right to redeem the 2022 Convertible Notes prior to their stated maturity date. Holders of the 2022 Convertible Notes have the option to convert their notes into shares of the Company’s common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date (July 1, 2022). The initial conversion rate for the 2022 Convertible Notes is 69.2042 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Notes (19.9 million shares), equivalent to conversion price of $14.45 per share, subject to adjustment in certain events. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to the holders.
If the Company undergoes a fundamental change, holders of the 2022 Convertible Notes may require the Company to repurchase the notes in whole or in part for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.
In June 2009, ATI issued $402.5 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2014 (2014 Convertible Notes). Interest was payable semi-annually on June 1 and December 1 of each year. The 2014 Convertible Notes were unsecured and unsubordinated obligations of the Company and ranked equally with all of its existing and future senior unsecured debt. On June 2, 2014, the Company repaid the remaining $397.5 million outstanding of the 2014 Convertible Notes. Holders of the 2014 Convertible Notes had the option to convert their notes into shares of ATI common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the June 1, 2014 maturity date. Prior to the maturity date, $5.0 million of the 2014 Convertible Notes were converted into 120,476 shares of ATI common stock. The conversion rate for the 2014 Convertible Notes was 23.9263 shares of ATI common stock per $1,000 principal amount of 2014 Convertible Notes, equivalent to a conversion price of approximately $41.795 per share. Other than receiving cash in lieu of fractional shares, holders did not have the option to receive cash instead of shares of common stock upon conversion.

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
Foreign and Other Credit Facilities
The Company has an additional separate credit facility for the issuance of letters of credit. As of December 31, 2016, $17 million in letters of credit were outstanding under this facility.
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
The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2016, the Company had not guaranteed any third-party indebtedness.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2016, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 28 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 35% of a single year’s estimated nickel raw material purchase requirements.
At December 31, 2016, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas hedges. During the fiscal years ended December 31, 2016 and 2015, due to changes in expected operating levels, the Company concluded that portions of these natural gas cash flow hedges for 2016 and the first quarter 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized $1.3 million and $3.3 million of pre-tax losses for the ineffective portion of these cash flow hedges for the years ended December 31, 2016 and 2015, respectively, which is reported in selling and administrative expenses on the consolidated statement of operations. Approximately 90% of the Company’s annual forecasted domestic requirements for natural gas for 2017 and approximately 25% for 2018 are hedged.
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

During the fiscal year ended December 31, 2015, the Company net settled 211.9 million euro notional value of foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates, receiving cash proceeds of $56.5 million which is reported in cash provided by operating activities on the consolidated statement of cash flows. In the fourth quarter 2015, due to management actions in the Flat Rolled Products segment to de-emphasize commodity stainless steel sheet products in 2016, the Company concluded that a portion of these settled euro cash flow hedges for 2016 were ineffective based on forecast changes for euro-denominated sales. The Company recognized a $14.3 million pre-tax gain for the ineffective portion of these cash flow hedges, which is reported in selling and administrative expenses on the consolidated statement of operations for the year ended December 31, 2015. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and will be reclassified to earnings when the underlying transactions occur. In 2015, the Company entered into 244.7 million euro notional value of foreign currency forward contracts designated as fair value hedges with 2015, 2016 and 2017 maturity dates to replace a portion of the settled euro cash flow hedges, of which 43.2 million and 139.2 million euro notional values were outstanding as of December 31, 2016 and 2015, respectively. The Company recorded benefits of $1.0 million and $9.0 million in costs of sales on the consolidated statement of operations during the fiscal years ended December 31, 2016 and 2015, respectively, for maturities and mark-to-market changes on these fair value hedges.
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

(In millions)		December 31, 2016	December 31, 2015
Asset derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$2.4	$1.6
Natural gas contracts	Prepaid expenses and other current assets	0.2	—
Nickel and other raw material contracts	Prepaid expenses and other current assets	2.2	—
Foreign exchange contracts	Other assets	0.2	0.4
Natural gas contracts	Other assets	0.2	—
Nickel and other raw material contracts	Other assets	3.3	—
Total derivatives designated as hedging instruments:		8.5	2.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.6	0.4
Total derivatives not designated as hedging instruments:		0.6	0.4
Total asset derivatives		$9.1	$2.4

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$2.5	$17.3
Foreign exchange contracts	Accrued liabilities	—	0.1
Nickel and other raw material contracts	Accrued liabilities	6.7	22.2
Foreign exchange contracts	Other long-term liabilities	0.1	0.1
Natural gas contracts	Other long-term liabilities	—	8.5
Nickel and other raw material contracts	Other long-term liabilities	9.4	23.0
Total liability derivatives		18.7	71.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	—	0.1
Total derivatives not designated as hedging instruments:		—	0.1
Total liability derivatives		$18.7	$71.3
For derivative financial instruments that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period results. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income (see Note 13 for further explanation).
Assuming market prices remain constant with those at December 31, 2016, a loss of $2.7 million, net of tax and excluding income tax valuation allowance changes, is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the year ended December 31, 2016 were as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	2016	2015	2016	2015	2016	2015
Nickel and other raw material contracts	$9.4	$(34.2)	$(12.1)	$(10.5)	$—	$—
Natural gas contracts	3.8	(14.1)	(8.4)	(9.2)	(0.8)	(2.1)
Electricity contracts	—	—	—	(0.1)	—	—
Foreign exchange contracts	—	27.6	16.4	24.3	—	8.9
Total	$13.2	$(20.7)	$(4.1)	$4.5	$(0.8)	$6.8

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
The Company has 10 million euro notional value outstanding as of December 31, 2016 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2017. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	2016	2015
Foreign exchange contracts	$(0.2)	$3.9
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.
Note 11. Fair Value of Financial Instruments
The estimated fair value of financial instruments at December 31, 2016 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$229.6	$229.6	$229.6	$—
Derivative financial instruments:
Assets	9.1	9.1	—	9.1
Liabilities	18.7	18.7	—	18.7
Debt (a)	1,894.1	1,975.0	1,868.4	106.6

The estimated fair value of financial instruments at December 31, 2015 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$149.8	$149.8	$149.8	$—
Derivative financial instruments:
Assets	2.4	2.4	—	2.4
Liabilities	71.3	71.3	—	71.3
Debt (a)	1,505.2	969.7	964.5	5.2

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
Short-term and long-term debt: The fair values of the Allegheny Technologies 9.375% Senior Notes due 2019, the Allegheny Technologies 5.95% Senior Notes due 2021, the Allegheny Technologies 4.75% Convertible Senior Notes due 2022, the Allegheny Technologies 5.875% Senior Notes due 2023 and the Allegheny Ludlum 6.95% Debentures due 2025 were determined using Level 1 information. The fair values of other short-term and long-term debt were determined using Level 2 information.
Note 12. Retirement Benefits
The Company has defined contribution retirement plans or defined benefit pension plans covering substantially all employees. Company contributions to defined contribution retirement plans are generally based on a percentage of eligible pay or based on hours worked. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. defined benefit pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code (“Code”).
The Company also sponsors several postretirement plans covering certain collectively-bargained salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. In most retiree health care plans, Company contributions towards premiums are capped based on the cost as of a certain date, thereby creating a defined contribution.

In December 2014, the Company announced several significant changes to its retirement benefit programs. These changes are part of the Company’s ongoing initiatives to create an integrated and aligned business with a market competitive, cost competitive, and consistent health, welfare and retirement benefit structure across its operations. These changes included:

•
Freezing all future benefit accruals to the ATI Pension Plan, its U.S. qualified defined benefit pension plan, and to the Company’s non-qualified defined benefit pension plans, including the executive Supplemental Pension Plan, effective December 31, 2014.

•
Implementing a consistent defined contribution retirement plan with a base 6.5% company contribution and up to 3% in Company matching contributions across all U.S. operations effective January 1, 2015.

•	Ending Company-provided salaried retiree life insurance benefits effective January 1, 2015.

•
Ending all remaining Company-provided salaried retiree medical benefits on January 1, 2016. The salaried retiree medical benefit plan being ended was assumed as part of the 2011 Ladish acquisition. Certain participants in the retiree medical plan had transition provisions through the end of 2016.

•
These changes to pension, retiree life insurance and medical benefits do not affect benefits for those employees or retirees covered by collective bargaining contracts or other contractual employment agreements.

In 2016, additional changes to the Company’s retirement benefit programs were as follows:

•
On March 4, 2016, the Company announced that it had reached a four-year labor agreement with the USW covering USW-represented employees of its ATI Flat Rolled Products business unit and at two locations in the High Performance Materials & Components business segment. The new labor agreement included a freeze to new entrants to the ATI Pension Plan, the elimination of defined benefit retiree healthcare for new employees, and changes in the levels of profit-based contributions for retiree medical benefits. New hires covered by the new labor agreement participate in a defined contribution plan for both retirement savings and retiree medical benefits.

•	In 2016, ATI divested approximately 3,700 retirees from the ATI Pension Plan through an annuity buy-out of small pension balances, reducing future administrative costs to the Plan.

•	Closure of the U.K. pension plan to future accruals for service and pay (hard freeze) effective January 31, 2017.
Costs for defined contribution retirement plans were $34.5 million in 2016, $41.2 million in 2015, and $21.9 million in 2014. Company contributions to these defined contribution plans are funded with cash. The increases in Company contributions in 2016 and 2015 compared to 2014 were the result of the implementation of the Company’s defined contribution retirement plan across all U.S. operations in 2015 in conjunction with the freeze of the ATI Pension Plan. Other postretirement benefit costs for a defined contribution plan were $2.6 million for the fiscal year ended December 31, 2014.
The components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2016	2015	2014	2016	2015	2014
Service cost—benefits earned during the year	$20.6	$22.8	$29.4	$2.6	$2.7	$2.9
Interest cost on benefits earned in prior years	125.4	121.0	133.6	16.0	17.9	24.0
Expected return on plan assets	(148.7)	(168.3)	(184.2)	(0.1)	(0.1)	(0.3)
Amortization of prior service cost (credit)	1.3	1.3	2.3	(1.7)	4.9	(3.0)
Amortization of net actuarial loss	65.4	60.4	74.0	9.6	14.6	14.1
Curtailment (gain) loss	—	—	0.5	—	—	(25.5)
Termination benefits	1.1	—	0.3	2.3	—	—
Total retirement benefit expense	$65.1	$37.2	$55.9	$28.7	$40.0	$12.2
The curtailment loss for pension benefits recorded in 2014 relates to unamortized prior service cost recognized as a result of the freezing of pension benefit accruals in the fourth quarter of 2014, as discussed above. The curtailment gain for other postretirement benefits recorded in 2014 relates to the changes to salaried retiree life insurance and medical benefits in the fourth quarter of 2014, as discussed above. Special termination benefits recorded in 2016 related to both pension and other postretirement benefits for USW-represented employees associated with the permanent idling of the Flat Rolled Products segment’s Midland, PA commodity stainless melt and finishing operations and Bagdad, PA GOES finishing facility that occurred in the fourth quarter of 2016, and these costs were reported in restructuring charges in the consolidated statement of operations and for segment reporting (see Notes 16 and 17). Special termination benefits recorded in 2014 relate to an early retirement benefit in the Forged Products business.

Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate (a)	4.65%	4.25%	5.15%	4.05 - 4.50%	4.10%	5.15%
Rate of increase in future compensation levels	3.0 - 3.50%	3.0 - 3.50%	3.0 - 3.50%	—	—	—
Expected long-term rate of return on assets	8.00%	8.00%	8.25%	4.0%	4.0%	8.3%

(a)
Other post-retirement benefits expense for 2016 was initially measured at a 4.50% discount rate. A portion of the obligation was remeasured using a 4.05% discount rate as of March 1, 2016, following the new USW labor agreement discussed above.

Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.45%	4.65%	4.35%	4.50%
Rate of increase in future compensation levels	1.0%	3.0 - 3.5%	—	—
A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 31, 2016 and 2015 was as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligation at beginning of year	$2,805.9	$2,953.9	$400.8	$466.1
Service cost	20.6	22.8	2.6	2.7
Interest cost	125.4	121.0	16.0	17.9
Benefits paid	(255.4)	(207.4)	(47.7)	(53.4)
Subsidy paid	—	—	0.8	0.7
Participant contributions	0.2	0.3	—	—
Effect of currency rates	(17.3)	(4.8)	—	—
Net actuarial (gains) losses – discount rate change	57.8	(124.4)	4.6	(14.1)
– other	(3.9)	44.5	(2.1)	(19.1)
Plan curtailments	(6.7)	—	—	—
Plan amendments	—	—	(22.5)	—
Special termination benefits	1.1	—	2.3	—
Benefit obligation at end of year	$2,727.7	$2,805.9	$354.8	$400.8

A $6.7 million plan curtailment for pension benefits as a result of the hard freeze of the U.K. pension plan reduced the pension benefit obligation in 2016. Plan amendments as a result of changes to retirement benefit programs in the 2016 USW labor agreement reduced the other postretirement benefits obligation by $22.5 million in 2016.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of year	$1,962.3	$2,204.4	$1.8	$2.9
Actual returns on plan assets and plan expenses	79.7	(41.1)	(0.8)	(1.0)
Employer contributions	125.1	10.3	—	—
Participant contributions	0.2	0.3	—	—
Effect of currency rates	(17.3)	(4.2)	—	—
Benefits paid	(255.4)	(207.4)	(0.3)	(0.1)
Fair value of plan assets at end of year	$1,894.6	$1,962.3	$0.7	$1.8
Benefits paid in 2016 include $47 million for the annuity buyout of small pension balances in the ATI Pension Plan.

Amounts recognized in the consolidated balance sheets:
	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Current liabilities	$(5.2)	$(9.8)	$(36.4)	$(39.8)
Noncurrent liabilities	(827.9)	(833.8)	(317.7)	(359.2)
Total amount recognized	$(833.1)	$(843.6)	$(354.1)	$(399.0)
Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in 2016 and 2015 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2016	2015	2016	2015
Beginning of year accumulated other comprehensive loss	$(1,418.2)	$(1,352.1)	$(101.4)	$(152.9)
Amortization of net actuarial loss	65.4	60.4	9.6	14.6
Amortization of prior service cost (credit)	1.3	1.3	(1.7)	4.9
Remeasurements	(111.2)	(127.8)	19.1	32.0
End of year accumulated other comprehensive loss	$(1,462.7)	$(1,418.2)	$(74.4)	$(101.4)
Net change in accumulated other comprehensive loss	$(44.5)	$(66.1)	$27.0	$51.5
Amounts included in accumulated other comprehensive loss at December 31, 2016 and 2015 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2016	2015	2016	2015
Prior service (cost) credit	$(2.3)	$(3.6)	$14.6	$(6.9)
Net actuarial loss	(1,460.4)	(1,414.6)	(89.0)	(94.5)
Accumulated other comprehensive loss	(1,462.7)	(1,418.2)	(74.4)	(101.4)
Deferred tax effect	543.4	529.9	28.2	38.5
Accumulated other comprehensive loss, net of tax	$(919.3)	$(888.3)	$(46.2)	$(62.9)
Amounts in accumulated other comprehensive loss presented above do not include any effects of deferred tax asset valuation allowances. See Note 13 for further discussion on deferred tax asset valuation allowances.

Retirement benefit expense for 2017 for defined benefit plans is estimated to be approximately $71 million, comprised of $48 million for pension expense and $23 million of expense for other postretirement benefits. Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in 2017 are:

(In millions)	Pension Benefits	Other Postretirement Benefits	Total
Amortization of prior service cost (credit)	$1.3	$(2.9)	$(1.6)
Amortization of net actuarial loss	62.6	9.0	71.6
Amortization of accumulated other comprehensive loss	$63.9	$6.1	$70.0
The accumulated benefit obligation for all defined benefit pension plans was $2,710.7 million and $2,767.0 million at December 31, 2016 and 2015, respectively. Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
(In millions)	2016	2015
Projected benefit obligation	$2,727.7	$2,805.9
Accumulated benefit obligation	$2,710.7	$2,767.0
Fair value of plan assets	$1,894.6	$1,962.3

In July 2016, the Company made a $115 million contribution to the ATI Pension Plan to improve the plan’s funded position. Based upon current regulations and actuarial studies, the Company expects to be required to make a $135 million cash contribution to the ATI Pension Plan for 2017. In addition, for 2017, the Company expects to fund benefits of approximately $10 million for its U.S. nonqualified benefit pension plans and its U.K. defined benefit plan.
The following table summarizes expected benefit payments from the Company’s various pension and other postretirement defined benefit plans through 2026, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

(In millions)	Pension Benefits	Other Postretirement Benefits	Medicare Part D Subsidy
2017	$194.7	$37.1	$1.0
2018	191.8	35.1	1.0
2019	189.6	32.6	0.9
2020	188.3	30.6	0.9
2021	186.5	29.1	0.8
2022 - 2026	901.5	121.8	3.5
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 7.2% in 2017 and is assumed to gradually decrease to 4.5% in the year 2038 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans, however, the Company’s contributions for most of its’ retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for the year ended December 31, 2016	$0.3	$(0.3)
Effect on other postretirement benefit obligation at December 31, 2016	$6.9	$(6.1)
The plan assets for the ATI Pension Plan represent approximately 96% of total pension plan assets at December 31, 2016. The ATI Pension Plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, floating rate debt and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.
ATI Pension Plan assets at December 31, 2016 and 2015 included 3.0 million shares of ATI common stock with a fair value of $47.1 million and $33.2 million, respectively. Dividends of $0.7 million and $1.8 million were received by the ATI Pension Plan in 2016 and 2015, respectively, on the ATI common stock held by this plan.
The fair values of the Company’s pension plan assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value, as further discussed in Note 11. The fair values at December 31, 2016 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
ATI common stock	$47.1	$—	$47.1	$—	$—
Other U.S. equities	311.1	204.0	107.1	—	—
International equities	375.7	339.2	36.5	—	—
Global debt securities and cash:
Fixed income and cash equivalents	412.2	82.3	0.5	329.2	0.2
Floating rate	164.0	64.9	—	—	99.1
Private equity	204.1	204.1	—	—	—
Hedge funds	283.9	283.9	—	—	—
Real estate and other	96.5	91.5	—	5.0	—
Total assets	$1,894.6	$1,269.9	$191.2	$334.2	$99.3
The fair values of the Company’s pension plan assets at December 31, 2015 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
ATI common stock	$33.2	$—	$33.2	$—	$—
Other U.S. equities	522.0	267.9	254.1	—	—
International equities	239.8	239.8	—	—	—
Global debt securities and cash:
Fixed income and cash equivalents	369.7	249.0	0.2	120.2	0.3
Floating rate	358.0	52.7	—	—	305.3
Private equity	201.2	201.2	—	—	—
Hedge funds	51.9	51.9	—	—	—
Real estate and other	186.5	180.6	—	5.9	—
Total assets	$1,962.3	$1,243.1	$287.5	$126.1	$305.6
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments in U.S. and International equities, and Fixed Income are predominantly held in common/collective trust funds and registered investment companies. These investments are public investment vehicles valued using the net asset value (NAV) provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. These investments are not classified in the fair value hierarchy in accordance with the new accounting guidance effective in December 2016. In addition, some fixed income instruments are investments in debt instruments that are valued using external pricing vendors and are classified within Level 2 of the fair value hierarchy.

Floating interest rate global debt instruments are both domestic and foreign and include first lien debt, second lien debt and structured finance obligations, among others. These instruments are generally illiquid and classified within Level 3 of the valuation hierarchy, as the valuations are based on significant unobservable inputs. In some cases, these instruments are valued using NAV and are not classified in the fair value hierarchy in accordance with the new accounting guidance effective in December 2016.
Private equity investments include both Direct Funds and Fund-of-Funds. Direct Funds are investments in Limited Partnership (LP) interests. Fund-of-Funds are investments in private equity funds that invest in other private equity funds or LPs. Fair value of these investments is determined utilizing net asset values, and are not classified in the fair value hierarchy in accordance with the new accounting guidance effective in December 2016.
Hedge fund investments are made either (1) as a limited partner in a portfolio of underlying hedge funds managed by a general partner or (2) through commingled institutional funds (CIFs) that in-turn invest in various portfolios of hedge funds whereby the allocation of the Plan’s investments to each CIF is managed by a third party Investment Manager. Fair value of these investments is determined utilizing net asset values, and are not classified in the fair value hierarchy in accordance with the new accounting guidance effective in December 2016.
Real estate investments are made either (1) as a limited partner in a portfolio of properties managed by a general partner or (2) through a CIF that invests in a portfolio of real estate funds. Fair value of these investments is determined utilizing net asset values, and are not classified in the fair value hierarchy in accordance with the new accounting guidance effective in December 2016.
For certain investments which have formal financial valuations reported on a one-quarter lag, fair value is determined utilizing net asset values adjusted for subsequent cash flows, estimated financial performance and other significant events.
Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2016 were as follows:

(In millions)	January 1, 2016 Balance	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into (Out Of) Level 3	December 31, 2016 Balance
Global debt securities and cash:
Fixed income and cash equivalents	$0.3	$—	$(0.1)	$—	$0.2
Floating rate debt	305.3	12.1	(218.3)	—	99.1
Total	$305.6	$12.1	$(218.4)	$—	$99.3
Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2015 were as follows:

(In millions)	January 1, 2015 Balance	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into (Out Of) Level 3	December 31, 2015 Balance
Global debt securities and cash:
Fixed income and cash equivalents	$0.3	$—	$—	$—	$0.3
Floating rate debt	361.0	4.4	(60.1)	—	305.3
Total	$361.3	$4.4	$(60.1)	$—	$305.6
For 2017, the expected long-term rate of returns on defined benefit pension assets will be 7.75%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. The expected long-term rate of return is based on expected asset allocations within ranges for each investment category, and includes consideration of both historical and projected annual compound returns, weighted on a 65%/35% basis, respectively. The Company’s actual returns on pension assets for the last five years have been 5.3% for 2016, (1.2)% for 2015, 6.5% for 2014, 14.3% for 2013, and 8.0% for 2012.

The target asset allocations for pension plans for 2017, by major investment category, are:

Asset category	Target asset allocation range
Equity securities:
U. S. equities	18% - 40%
International equities	10% - 30%
Global debt securities and cash	15% - 40%
Private equity	0% - 15%
Hedge funds	10% - 20%
Real estate and other	0% - 10%
As of December 31, 2016, the ATI Pension Plan has outstanding commitments to invest up to $124 million in global debt securities, $102 million in private equity investments, and $11 million in real estate investments. These commitments are expected to be satisfied through the reallocation of pension trust assets while maintaining investments within the target asset allocation ranges.
At December 31, 2016, other postretirement benefit plan assets of $0.7 million are primarily invested in private equity investments, which are classified as Level 3 in the valuation hierarchy, as the valuations are substantially based upon unobservable information. For 2017, the expected long-term rate of returns on these other postretirement benefit assets will be 4.0%.
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

The Company’s participation in multiemployer plans for the years ended December 31, 2016, 2015 and 2014 is reported in the following table. The Company’s contributions to the Steelworkers Western Independent Shops Pension Plan exceed 5% of this plan’s total contributions for the plan year ended September 30, 2015, which is the most recent information available from the Plan Administrator.

		Pension Protection Act Zone Status (1)		FIP / RP Status Pending / Implemented (2)	in millions				Expiration Dates of Collective Bargaining Agreements
	EIN / Pension Plan Number				Company Contributions			Surcharge Imposed (3)
Pension Fund		2016	2015		2016	2015	2014
Steelworkers Western Independent Shops Pension Plan	90-0169564 / 001	Green	Green	N/A	$1.2	$0.7	$1.1	No	2/29/2020
Boilermakers-Blacksmiths National Pension Trust	48-6168020 / 001	Yellow	Yellow	Yes	1.8	1.8	2.0	No	9/30/2018
IAM National Pension Fund	51-6031295 / 002	Green	Green	N/A	1.6	1.5	1.6	No	Various between 2018-2022 (4)
Total contributions					$4.6	$4.0	$4.7

(1)
The most recent Pension Protection Act Zone Status available for ATI’s fiscal years 2016 and 2015 is for plan years ending in calendar years 2015 and 2014, respectively. The zone status is based on information provided to ATI and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone had been determined to be in “critical status”, based on criteria established by the Code, and is generally less than 65% funded. A plan in the

“yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

(2)
The “FIP / RP Status Pending / Implemented” column indicates whether a Funding Improvement Plan, as required under the Code by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2016.

(3)
The “Surcharge Imposed” column indicates whether ATI’s contribution rate for 2016 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

(4)
The Company is party to five separate bargaining agreements that require contributions to this plan. Expiration dates of these collective bargaining agreements range between April 22, 2018 and March 25, 2022.

Note 13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the fiscal years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2013		$(718.9)		$15.3		$—		$(9.6)	$—	$(713.2)
OCI before reclassifications		(266.4)		(32.0)		—		28.1	—	(270.3)
Amounts reclassified from AOCI	(a)	53.8	(b)	0.5	(c)	—	(d)	(2.2)	—	52.1
Net current-period OCI		(212.6)		(31.5)		—		25.9	—	(218.2)
Balance, December 31, 2014		(931.5)		(16.2)		—		16.3	—	(931.4)
OCI before reclassifications		(69.6)		(31.4)		—		(20.7)	—	(121.7)
Amounts reclassified from AOCI	(a)	49.9	(c)	—	(c)	—	(d)	(11.3)	—	38.6
Net current-period OCI		(19.7)		(31.4)		—		(32.0)	—	(83.1)
Balance, December 31, 2015		(951.2)		(47.6)		—		(15.7)	—	(1,014.5)
OCI before reclassifications		(60.6)		(37.4)		—		13.2	(45.6)	(130.4)
Amounts reclassified from AOCI	(a)	46.3	(c)	—	(c)	—	(d)	4.9	—	51.2
Net current-period OCI		(14.3)		(37.4)		—		18.1	(45.6)	(79.2)
Balance, December 31, 2016		$(965.5)		$(85.0)		$—		$2.4	$(45.6)	$(1,093.7)
Attributable to noncontrolling interests:
Balance, December 31, 2013		$—		$27.1		$—		$—	$—	$27.1
OCI before reclassifications		—		(2.1)		—		—	—	(2.1)
Amounts reclassified from AOCI		—	(c)	—		—		—	—	—
Net current-period OCI		—		(2.1)		—		—	—	(2.1)
Balance, December 31, 2014		—		25.0		—		—	—	25.0
OCI before reclassifications		—		(5.6)		—		—	—	(5.6)
Amounts reclassified from AOCI		—	(c)	—		—		—	—	—
Net current-period OCI		—		(5.6)		—		—	—	(5.6)
Balance, December 31, 2015		—		19.4		—		—	—	19.4
OCI before reclassifications		—		(9.7)		—		—	—	(9.7)
Amounts reclassified from AOCI		—	(c)	—		—		—	—	—
Net current-period OCI		—		(9.7)		—		—	—	(9.7)
Balance, December 31, 2016		$—		$9.7		$—		$—	$—	$9.7

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).

(b)	Amount in 2014 is included in other income, net.

(c)	No amounts were reclassified to earnings.

(d)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statements of operations (see Note 10).

Other comprehensive income (loss) amounts (OCI) reported above by category are net of applicable income tax expense (benefit) for each year presented. Income tax expense (benefit) on OCI items is recorded as a change in a deferred tax asset or liability. Amounts recognized in OCI in 2016 include the impact of any deferred tax asset valuation allowances resulting from the Company’s three year cumulative loss position (see Note 15 for further explanation), primarily relating to remeasurement of the Company’s postretirement benefit plans, which increased deferred tax assets. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
Reclassifications out of AOCI for the fiscal years ended December 31, 2016, 2015 and 2014 were as follows:

	Amount reclassified from AOCI (d)
	Fiscal year ended
Details about AOCI Components (In millions)	December 31, 2016		December 31, 2015		December 31, 2014		Affected line item in the consolidated statement of operations
Postretirement benefit plans
Prior service credit (cost)	$0.4	(a)	$(6.2)	(a)	$0.7	(a)
Actuarial losses	(75.0)	(a)	(75.0)	(a)	(88.1)	(a)
	(74.6)	(d)	(81.2)	(d)	(87.4)	(d)	Total before tax
	(28.3)		(31.3)		(33.6)		Tax benefit (e)
	$(46.3)		$(49.9)		$(53.8)		Net of tax

Currency translation adjustment	$—	(d)	$—	(d)	$(0.5)	(b) , (d)

Derivatives
Nickel and other raw material contracts	$(19.5)	(c)	$(16.9)	(c)	$(1.0)	(c)
Natural gas contracts	(14.8)	(c)	(18.2)	(c)	3.4	(c)
Electricity contracts	—	(c)	(0.2)	(c)	0.7	(c)
Foreign exchange contracts	26.4	(c)	53.5	(c)	0.5	(c)
	(7.9)	(d)	18.2	(d)	3.6	(d)	Total before tax
	(3.0)		6.9		1.4		Tax provision (benefit) (e)
	$(4.9)		$11.3		$2.2		Net of tax

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 12.

(b)	Amount in 2014 is included in other income, net.

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

(e)	These amounts exclude the impact of any deferred tax asset valuation allowances (see Note 15 for further explanation).

Note 14. Stockholders’ Equity
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2016, there were no shares of preferred stock issued.
Share-based Compensation
During 2007, the Company adopted the Allegheny Technologies Incorporated 2007 Incentive Plan (the “2007 Incentive Plan”), which was amended and restated in 2010 and further amended in 2012. During 2015, the Company adopted the Allegheny Technologies Incorporated 2015 Incentive Plan (the “2015 Incentive Plan”). Upon adoption of the 2015 Incentive Plan, the 2007 Incentive Plan was terminated, although outstanding awards under the 2007 Incentive Plan remain in effect in accordance with their respective terms. Awards earned under the Company’s share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2016, 1.4 million shares of common stock were available for future awards under the 2015 Incentive Plan. The general terms of each arrangement granted under the 2007 Incentive Plan or the 2015 Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.

In 2016, the Company implemented a new share-based incentive compensation program, the Long-Term Incentive Plan (LTIP). The LTIP consists of both Restricted Share Units (RSU) and Performance Share Units (PSU).
For years prior to 2016, the Company’s two principal share-based incentive compensation programs were the Performance/Restricted Stock Program (PRSP) of nonvested stock awards and the Long-Term Performance Plan (LTPP). The LTPP was adopted in 2014 and included performance shares under the Total Shareholder Return (TSR) portion and nonvested stock awards under the Long-Term Shareholder Value (LTSV) portion.
Nonvested stock awards/units:
Restricted Share Units: In 2016, awards of RSUs were granted to employees, with service conditions. RSUs are rights to receive shares of Company stock when the award vests. The RSUs vest over three years based on employment service, with one-third of the award vesting on each of the first, second and third anniversaries of the grant date. No dividends are accumulated or paid on the RSUs. The fair value of the RSU award is measured based on the stock price at the grant date. In 2016, 587,661 RSUs were awarded to employees under the LTIP.
Nonvested stock awards: Prior to 2016, awards of nonvested stock were granted to employees under the PRSP, with either performance and/or service conditions. Awards of nonvested stock are also granted to non-employee directors, with service conditions. For nonvested stock awards, dividend equivalents, whether in stock or cash form, accumulate but are not paid until the underlying award vests.
LTSV awards vest at the end of a three-year measurement period subject to the achievement, in whole or in part, of specified operational goals. As of December 31, 2016, 85% of the operational goals for the 2015 LTSV award were expected to be attained. All of the operational goals for the 2014 LTSV award were attained at December 31, 2016 and 116,989 shares vested.
The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards to employees in 2012, 2013, 2014 and 2015 under the Company’s PRSP, one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured cumulatively over a three-year period. The remaining nonvested stock awarded to most employees under the 2015 PRSP vests over a service period of three years; for certain senior executives this service period is five years for the 2015 award. The remaining PRSP nonvested stock awarded to employees under the 2012, 2013 and 2014 vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion, including estimated forfeitures. The three-year cumulative income statement metrics for the 2012, 2013 and 2014 PRSP awards were not met, and performance share forfeitures were 171,083 shares, 244,899 shares and 214,571 shares, respectively. Vesting of the remaining portions of the 2012, 2013 and 2014 PRSP awards continues over the five-year service periods through February 2017, 2018 and 2019, respectively. The income target for 2015 PRSP award is not expected to be attained for the performance shares, therefore, no expense was recognized on the performance shares. Expense for the remaining nonvested stock under the 2015 PRSP award is recognized on a straight line basis over the applicable three or five-year service periods.

Compensation expense in continuing operations related to all nonvested stock awards and units was $11.2 million in 2016, $5.5 million in 2015, and $2.4 million in 2014. Reduced compensation expense in 2015 and 2014 is primarily the result of changes in estimates that PRSP award performance shares would vest. Approximately $12.9 million of unrecognized fair value compensation expense relating to nonvested stock awards and restricted stock units is expected to be recognized through 2020, including $9.5 million expected to be recognized in 2017, based on estimates of attaining nonvested stock award performance vesting criteria and estimated service period forfeitures. Activity under the Company’s nonvested stock awards and restricted share units for the years ended December 31, 2016, 2015, and 2014 was as follows:

(Shares in thousands, $ in millions)	2016		2015		2014
	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	1,652	$57.0	1,376	$47.8	927	$36.9
Granted	682	8.4	669	20.8	675	20.3
Vested	(154)	(4.3)	(23)	(0.8)	(18)	(1.0)
Forfeited	(328)	(9.6)	(370)	(10.8)	(208)	(8.4)
Nonvested, end of year	1,852	$51.5	1,652	$57.0	1,376	$47.8
Performance awards:
Performance Share Units: PSU award opportunities are determined at a target number of shares, and the number of shares awarded is based on attainment of two ATI financial performance metrics measuring (1) net income to ATI and (2) return on invested capital, over a three-year performance period. For certain senior executives, the number of PSUs to be awarded based on the performance criteria is modified up or down by 20% based on the Company’s relative total shareholder return over the performance measurement period (“TSR Modifier”), but not above the maximum number of PSUs to be vested. The TSR Modifier is measured as the return of the Company’s stock price (including assumed dividend reinvestment, if any) at the end of the performance period as compared to the stock prices (including assumed dividend reinvestment, if any) of a group of industry peers. The fair value of the PSU award is measured based on the stock price at the grant date, including the effect of the TSR Modifier. The fair value of the TSR Modifier is estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over a three-year time horizon matching the TSR performance measurement period.
In 2016, the Company established the 2016 PSU award, with 936,558 share units at the target level, equal to a grant date fair value of $10.6 million, including estimated forfeitures. The 2016 PSU performance and share units have a threshold attainment of 25% and a maximum attainment of 150% of the target financial performance metrics and target share units, measured over fiscal years 2016-2018. A maximum of 1.4 million shares have been reserved for issuance for the 2016 PSU award, to the 150% attainment level, and aggregate compensation expense recognized over the three year performance period could range from zero to $15.9 million, including estimated forfeitures, based on the actual financial performance attained. Compensation expense for the PSUs during the performance period is recognized based on estimates of attaining the performance criteria, including estimated forfeitures, which is evaluated on a quarterly basis. The Company recognized $1.9 million of compensation expense in 2016 for this PSU award, and currently estimates achieving performance attainment for the 2016 PSU award between the threshold and target levels, with $3.9 million of unrecognized compensation expense remaining for the 2016 PSU award, including estimated forfeitures, which is expected to be recognized over the remaining performance period through fiscal year 2018.
Total Shareholder Return: Award opportunities under the TSR portion of the formerly-used LTPP incentive compensation program are determined at a target number of shares, and performance equity awards pay out based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods as compared to the stock price and dividend performance of a group of industry peers. A maximum of 1.28 million shares have been reserved for issuance for award periods under the TSR. The actual number of shares awarded at the end of the performance measurement period may range from a minimum of zero to a maximum of two times target. Fair values for these performance awards were estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over three-year time horizons matching the total shareholder return performance measurement periods. Compensation expense from continuing operations was $6.6 million in 2016, $10.6 million in 2015, and $9.8 million in 2014 for the TSR awards.

The estimated fair value of each TSR award, the projected shares to be awarded and future compensation expense to be recognized for these awards, including actual and estimated forfeitures, was as follows:
(Shares in thousands, $ in millions)

TSR Award Performance Period	Award Fair Value	December 31, 2016 Unrecognized Compensation Expense	Minimum Shares	Target Shares	Maximum Shares
2014 - 2016	$8.9	$—	—	262	524
2015 - 2017	$12.5	4.2	—	276	552
Total		$4.2	—	538	1,076
An award was earned for the 2014-2016 TSR performance period based on the Company’s stock price and dividend performance for the three-year period ended December 31, 2016 relative to the peer group, which results in the issuance of 164,988 shares of stock to participants in the 2017 first quarter.
Undistributed Earnings of Investees
Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $9 million at December 31, 2016.
Note 15. Income Taxes
Income (loss) from continuing operations before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(In millions)	2016	2015	2014
U.S.	$(782.1)	$(534.6)	$(46.1)
Non-U.S.	48.1	56.6	47.6
Income (loss) from continuing operations before income taxes	$(734.0)	$(478.0)	$1.5
The income tax provision (benefit) was as follows:

(In millions)	2016	2015	2014
Continuing operations:
Current:
Federal	$0.5	$(60.7)	$(47.9)
State	(1.5)	(0.4)	(4.0)
Foreign	14.4	9.4	9.8
Total	13.4	(51.7)	(42.1)
Deferred:
Federal	(115.8)	(90.9)	34.1
State	(3.5)	30.4	(0.2)
Foreign	(1.0)	0.1	(0.5)
Total	(120.3)	(60.4)	33.4
Income tax benefit from continuing operations	$(106.9)	$(112.1)	$(8.7)
Income tax benefit from discontinued operations	$—	$—	$(0.3)
Total company income tax benefit	$(106.9)	$(112.1)	$(9.0)

The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax benefit from continuing operations:

	Income Tax Provision (Benefit)
(In millions)	2016	2015	2014
Taxes computed at the federal rate	$(256.9)	$(167.3)	$0.5
State and local income taxes, net of federal tax benefit	(26.8)	(20.6)	(2.0)
Valuation allowance	171.5	74.5	0.5
Foreign earnings taxed at different rate	(5.3)	(11.2)	(6.6)
Adjustment to prior years’ taxes	3.4	(5.4)	0.1
Tax reserve adjustments	3.1	3.9	(0.5)
Repatriation of foreign earnings	2.1	13.4	0.3
Other	2.0	0.6	(1.0)
Income tax benefit	$(106.9)	$(112.1)	$(8.7)
Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.
In 2015, the Company’s results reflected a three year cumulative loss from U.S. operations; prior thereto, the Company’s historical domestic results reflected a three year cumulative profit. As a result, the Company established $74.5 million in deferred tax asset valuation allowances in 2015, of which $68.4 million were for certain federal and state deferred tax assets. The three year cumulative loss condition continued in 2016, and the actions to indefinitely idle the Rowley, UT titanium sponge production facility (see Note 17 for further information) in 2016 resulted in a reassessment of the realizability of U.S. federal deferred tax assets. In 2016, the Company’s results of operations included an increase to deferred tax asset valuation allowances of $171.5 million, including an additional $165.8 million valuation allowance on federal and state deferred tax assets. Other valuation allowances recognized in 2016 and prior years affecting the income tax benefit from continuing operations relate to uncertainties of realizing tax attributes unrelated to the U.S. operations cumulative loss impact. These deferred tax valuation allowances in 2015 and 2016 had the effect of significantly reducing the reported income tax benefit applicable to the pre-tax loss in each period. In addition, the Company established a $45.6 million valuation allowance on amounts recorded in other comprehensive income in 2016, which are not reflected in the preceding table reconciling amounts recognized in the income tax benefit from continuing operations (see Note 13).

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2016 and 2015 were as follows:

(In millions)	2016	2015
Deferred income tax assets
Pensions	$281.2	$281.0
Postretirement benefits other than pensions	122.9	144.7
Federal and state net operating loss tax carryovers	400.9	228.1
Federal and state tax credits	57.2	52.2
Deferred compensation and other benefit plans	25.7	25.9
Self insurance reserves	9.7	10.8
Other items	106.3	85.2
Gross deferred income tax assets	1,003.9	827.9
Valuation allowance for deferred tax assets	(322.2)	(105.1)
Total deferred income tax assets	681.7	722.8
Deferred income tax liabilities
Bases of property, plant and equipment	533.8	664.1
Inventory valuation	77.8	62.2
Bases of amortizable intangible assets	23.3	25.4
Other items	50.4	46.7
Total deferred tax liabilities	685.3	798.4
Net deferred tax liability	$(3.6)	$(75.6)
The Company had $322.2 million and $105.1 million in deferred tax asset valuation allowances at December 31, 2016 and 2015, respectively, which includes the following:

(In millions)	2016	2015
Federal deferred tax valuation allowances
Net operating losses	$37.8	$—
Tax credits	40.5	24.8
Temporary differences	141.2	—
Total federal deferred tax valuation allowances	219.5	24.8
State deferred tax valuation allowances
Net operating losses	77.9	61.8
Tax credits	13.3	13.8
Temporary differences	6.5	3.3
Total state deferred tax valuation allowances	97.7	78.9
Foreign deferred tax valuation allowances	5.0	1.4
Total deferred tax valuation allowances	$322.2	$105.1
Income taxes paid and amounts received as refunds were as follows:

(In millions)	2016	2015	2014
Income taxes paid	$8.6	$10.8	$15.1
Income tax refunds received	(10.5)	(63.3)	(20.2)
Income taxes received, net	$(1.9)	$(52.5)	$(5.1)

In general, the Company is responsible for filing consolidated U.S. Federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities. No provision has been made for U.S. Federal, state or additional foreign taxes related to approximately $133 million of undistributed earnings of foreign subsidiaries which have been permanently re-invested. It is not practical to determine the deferred tax liability on these earnings.
The Company’s income tax payments have benefited over the last several years from provisions under the U.S. tax code allowing companies to immediately deduct a significant portion of the cost of new capital investments placed into service. In 2015 and 2016, the Company received $59.9 million and $7.3 million, respectively, for federal tax refunds of prior years’ taxes paid. The Company has approximately $323 million of tax-effected federal net operating loss carryforwards, $52 million of other federal tax credits, $83 million of state net operating loss carryforwards, and $13 million of state tax credits to offset future federal and state tax liabilities.
For the federal net operating loss tax carryforwards, expiration will generally occur within 20 years of the year generated. For the state net operating loss tax carryforwards, expiration will generally occur within 20 years of the year generated and some utilization of the tax benefit may be limited to $5 million per year or 30% of apportioned income, whichever is greater.
The changes in the liability for unrecognized income tax benefits for the years ended December 31, 2016, 2015 and 2014 were as follows:

(In millions)	2016	2015	2014
Balance at beginning of year	$15.0	$73.4	$72.8
Increases in prior period tax positions	7.9	4.2	2.0
Decreases in prior period tax positions	(0.1)	(0.6)	(0.6)
Increases in current period tax positions	0.7	1.3	0.7
Expiration of the statute of limitations	(1.1)	(0.7)	(0.5)
Settlements	(4.3)	(62.1)	(0.7)
Interest and penalties, net	(0.3)	(0.5)	(0.3)
Balance at end of year	$17.8	$15.0	$73.4

The liability at December 31, 2016 includes $7.6 million of unrecognized tax benefits that are classified within deferred income taxes as a reduction of net operating loss carryforwards. At December 31, 2016, interest and penalties included in the liability for unrecognized tax benefits were $3.6 million.
For the year ended December 31, 2014, $60.9 million of the liability for unrecognized income tax benefits related to temporary differences, which would not impact the effective tax rate upon resolution of the uncertainty. In 2015, the Company resolved these various uncertain tax position matters related to temporary differences which resulted in this $60.9 million long-term liability for uncertain tax positions to be reclassified to a deferred tax liability. Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect ATI’s effective tax rate was approximately $15 million, which would be offset by a corresponding valuation allowance adjustment, resulting in no net impact to the effective tax rate. At this time, the Company believes that it is reasonably possible that approximately $9 million of the estimated unrecognized tax benefits as of December 31, 2016 will be recognized within the next twelve months based on the expiration of statutory review periods.

The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2015
States:
California	2012
Ohio	2012
North Carolina	2010
Oregon	2013
Pennsylvania	2013
Foreign:
China	2013
Poland	2010
United Kingdom	2014
Note 16. Business Segments
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). The HPMC business segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings and castings, components and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace & defense, oil & gas, electrical energy, and medical.

The FRP business segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip® products. The major end markets for our flat-rolled products are oil & gas, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense. The business units in this segment include ATI Flat Rolled Products and STAL, in which the Company has a 60% ownership interest. Segment results also include ATI’s 50% interest in Uniti, which is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of operations, were $20.3 million in 2016, $55.4 million in 2015, and $75.3 million in 2014. ATI’s share of Uniti’s income/(loss) was $0.5 million in 2016, $(0.1) million in 2015, and $(8.9) million in 2014, which is included in the Flat Rolled Products segment’s operating results, and within cost of sales in the consolidated statements of operations. The remaining 50% interest in Uniti is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products.
The measure of segment operating profit excludes all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, corporate expenses, net interest expense, closed operations expenses, charges for goodwill impairment (see Note 6) and restructuring charges and other costs (see Note 17). Discontinued operations are also excluded. Management believes segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

(In millions)	2016	2015	2014
Total sales:
High Performance Materials & Components	$1,979.5	$2,062.7	$2,084.6
Flat Rolled Products	1,260.8	1,807.9	2,320.2
Total sales	3,240.3	3,870.6	4,404.8
Intersegment sales:
High Performance Materials & Components	49.1	76.8	77.8
Flat Rolled Products	56.6	74.2	103.6
Total intersegment sales	105.7	151.0	181.4
Sales to external customers:
High Performance Materials & Components	1,930.4	1,985.9	2,006.8
Flat Rolled Products	1,204.2	1,733.7	2,216.6
Total sales to external customers	$3,134.6	$3,719.6	$4,223.4
Total direct international sales were $1,277.1 million in 2016, $1,577.0 million in 2015, and $1,607.5 million in 2014. Of these amounts, sales by operations in the United States to customers in other countries were $971.4 million in 2016, $1,215.8 million in 2015, and $1,201.8 million in 2014.

(In millions)	2016	2015	2014
Operating profit (loss):
High Performance Materials & Components	$168.7	$157.1	$234.8
Flat Rolled Products	(163.0)	(241.9)	(47.0)
Total operating profit (loss)	5.7	(84.8)	187.8
LIFO and net realizable value reserves (See Note 4)	0.8	0.1	0.3
Corporate expenses	(43.4)	(44.7)	(49.6)
Closed operations and other expenses	(34.6)	(22.1)	(28.3)
Restructuring and other charges (See Note 17)	(538.5)	(89.7)	—
Impairment of goodwill (See Note 6)	—	(126.6)	—
Interest expense, net	(124.0)	(110.2)	(108.7)
Income (loss) before income taxes	$(734.0)	$(478.0)	$1.5
In the third quarter of 2016, the Company announced the indefinite idling of the Rowley, UT titanium sponge facility and the consolidation of certain titanium manufacturing operations. See Note 17 for further explanation. Results for the HPMC segment exclude the Rowley operations beginning with the third quarter of 2016, with such operations being reported in closed operations and other expenses. In October 2016, the Company announced the permanent closure of the Midland, PA commodity stainless steel melt and sheet finishing facility and the Bagdad, PA GOES finishing facility. These facilities were indefinitely idled earlier in 2016, and management concluded that the facilities cannot be operated at an acceptable rate of return. See Note 17 for further explanation. Results for the FRP segment exclude the ongoing holding costs of these facilities beginning in October 2016, with such costs being reported in closed operations and other expenses.
Restructuring and other charges for the year ended December 31, 2016 are comprised of $471.3 million in long-lived impairment charges, $31.7 million of facility shutdown and idling costs, $24.2 million of employee benefit costs and $11.3 million of inventory valuation charges for titanium sponge that are classified in cost of sales (see Note 4 for additional information). The shutdown and idling costs primarily relate to the indefinite idling of the Company’s Rowley, UT titanium sponge facility, and the permanent closures of the Midland, PA commodity stainless steel melt and sheet finishing facility and the Bagdad, PA GOES finishing facility. The employee benefit costs largely relate to FRP severance charges for salaried workforce reductions and costs associated with the previously mentioned facility idlings and closures. Restructuring and other charges for the year ended December 31, 2015 include $54.5 million in long-lived asset impairment charges, $25.4 million of inventory valuation charges for non-PQ titanium sponge (see Note 4 for additional information) and charges for severance and facility idling costs. See Note 17 for additional information on restructuring charges.
Closed operations and other expenses, which were $34.6 million in 2016, $22.1 million in 2015 and $28.3 million in 2014, includes charges incurred in connection with closed operations and other non-operating income or expense. These items are primarily presented in selling and administrative expenses in the consolidated statements of operations. In 2016, these items included $23.8 million for costs at closed facilities, including legal matters and real estate and other facility costs, primarily for Rowley following the announced indefinite idling, $5.8 million for closed operations environmental costs, and $5.0 million for retirement benefit expense. In 2015, the Company recorded $22.1 million in other charges primarily related to closed operations, including $4.5 million for environmental costs, $2.3 million for retirement benefit expense, and $15.3 million for other expenses including legal matters and real estate costs at closed operations. In 2014, the Company recorded $28.3 million in other charges primarily related to closed operations, including $7.1 million for retirement benefit expense, $8.0 million for environmental costs, $3.8 million for insurance obligations, and $9.4 million for other expenses including real estate costs.
Certain additional information regarding the Company’s business segments is presented below:

(In millions)	2016	2015	2014
Depreciation and amortization:
High Performance Materials & Components	$118.4	$131.8	$124.4
Flat Rolled Products	48.8	55.6	49.3
Corporate	3.1	2.5	2.9
Total depreciation and amortization	$170.3	$189.9	$176.6
Capital expenditures:
High Performance Materials & Components	$89.9	$75.8	$51.9
Flat Rolled Products	111.8	68.0	172.1
Corporate	0.5	0.7	1.7
Total capital expenditures	$202.2	$144.5	$225.7

Identifiable assets:	2016	2015	2014
High Performance Materials & Components	$2,744.3	$3,355.5	$3,555.8
Flat Rolled Products	2,056.4	2,189.5	2,601.6
Discontinued Operations	0.4	0.9	1.8
Corporate:
Deferred Taxes	12.1	—	—
Cash and cash equivalents and other	356.8	205.8	412.5
Total assets	$5,170.0	$5,751.7	$6,571.7
Identifiable assets for the HPMC segment decreased by $521 million from December 31, 2015 as a result of the reporting change and the asset impairment charges for Rowley discussed above. Identifiable assets for the FRP segment decreased by $32 million from December 31, 2015 as a result of the reporting change to closed operations for the Midland and Bagdad facilities as discussed above.

($ in millions)	2016	Percent of total	2015	Percent of total	2014	Percent of total
External sales:
United States	$1,857.5	59%	$2,142.6	58%	$2,615.9	62%
China	214.1	7%	246.9	7%	249.6	6%
United Kingdom	183.8	6%	198.2	5%	228.4	5%
Germany	177.7	6%	193.3	5%	207.7	5%
Japan	151.9	5%	202.3	5%	89.3	2%
France	142.6	4%	153.3	4%	168.1	4%
Canada	97.6	3%	154.5	4%	147.0	3%
Mexico	89.7	3%	78.4	2%	76.5	2%
South Korea	33.5	1%	31.9	1%	42.8	1%
Italy	25.1	1%	65.0	2%	160.7	4%
Other	161.1	5%	253.2	7%	237.4	6%
Total External Sales	$3,134.6	100%	$3,719.6	100%	$4,223.4	100%

($ in millions)	2016	Percent of total	2015	Percent of total	2014	Percent of total
Total assets:
United States	$4,591.5	89%	$5,073.1	88%	$5,868.7	90%
China	249.3	5%	260.0	5%	280.5	4%
United Kingdom	122.8	2%	154.3	3%	196.3	3%
Luxembourg (a)	67.2	1%	124.4	2%	81.8	1%
Other	139.2	3%	139.9	2%	144.4	2%
Total Assets	$5,170.0	100%	$5,751.7	100%	$6,571.7	100%

(a)	Comprises assets held by the Company’s European Treasury Center operation.
Note 17. Restructuring Charges
2016
For the year ended December 31, 2016, the Company recorded restructuring charges of $527.2 million, which are presented as restructuring charges in the consolidated statement of operations. These charges were comprised of $471.3 million in long-lived asset impairment charges, $31.7 million of facility shutdown and idling costs, and $24.2 million of employee benefit costs.
On August 24, 2016, the Company announced the indefinite idling of the Rowley, UT titanium sponge production facility and the consolidation of certain titanium manufacturing operations in the HPMC segment. Over the last several years, significant global capacity has been added to produce titanium sponge, which is a key raw material used to produce ATI’s titanium products. In addition, demand for industrial-grade titanium products from global markets continues to be weak. As a result of these factors, titanium sponge, including aerospace quality sponge, can now be purchased from qualified global producers under long-term supply agreements at prices lower than the production costs at ATI’s titanium sponge facility in Rowley, UT. ATI has entered into long-term cost competitive supply agreements with several producers of premium-grade and standard-grade titanium sponge. The lower cost titanium sponge purchased under these supply agreements will replace the titanium sponge produced at the Rowley facility. As a result of these actions, the Company recorded a non-cash impairment charge of $470.8 million during the quarter ended September 30, 2016 to reduce the carrying value of the Rowley, UT facility to an estimated fair value of $15.0 million. The long-lived asset impairment charge was based on an analysis of the estimated fair value, including asset appraisals using cost, income and market approaches, which represent Level 3 unobservable information in the fair value hierarchy. The indefinite idling of the Rowley, UT facility was completed in the fourth quarter 2016, as was the closure of a small titanium wire production facility in Frackville, PA, and the idling of certain titanium manufacturing operations in Albany, OR. In addition, during the fiscal ended December 31, 2016, the Company recognized $23.8 million of facility shutdown and idling costs, including contract termination costs, and $7.5 million of employee benefit costs including severance obligations for the elimination of approximately 180 positions associated with these and other HPMC restructuring actions. The Rowley facility is being idled in a manner that allows the facility to be restarted in the future if supported by market conditions.
On October 25, 2016, the Company announced the permanent closure of the Midland, PA commodity stainless steel melt and sheet finishing facility and the Bagdad, PA grain-oriented electrical steel (GOES) finishing facility. These facilities, which were part of the Company’s Flat Rolled Products (FRP) operations, were indefinitely idled earlier in 2016, and management concluded that the facilities cannot be operated at an acceptable rate of return. As a result of these actions, the Company recorded $8.4 million during the year ended December 31, 2016 of closure-related costs and asset impairments, and $4.9 million of employee benefit costs, including $3.4 million of special termination benefits for pension and other postretirement benefit plans.
Also during 2016, an $11.8 million charge was recorded for severance obligations in the FRP operations, for the reduction of approximately one-third of FRP’s salaried workforce through the elimination of over 250 positions, which was largely completed by the end of 2016.

2015
For the year ended December 31, 2015, the Company recorded restructuring charges of $64.3 million, which are presented as restructuring charges in the consolidated statement of operations. These charges were comprised of $54.5 million in long-lived asset impairment charges, $3.5 million in facility idling costs, and $6.3 million in employee severance charges. The long-lived asset impairment charges were based on analysis of the estimated fair values, including asset appraisals using income and market approaches, which represents Level 3 unobservable information in the fair value hierarchy.

•	In December 2015, the Company announced the following rightsizing actions to better align its Flat Rolled Products operations to the challenging market conditions for its commodity products:

•
Idling the commodity stainless melt and sheet finishing operations at the Midland, PA facility, which was completed in January 2016. A $24.2 million impairment charge was recognized to reduce the carrying value of the Midland facility to estimated fair value.

•
Idling GOES operations in Western PA, including the Bagdad, PA finishing facility, which was completed in April 2016. A $30.3 million impairment charge was recognized to reduce the carrying value of GOES operations assets to estimated fair value.

A $3.5 million charge for future idling costs of the Midland and GOES operations was also recognized.

•
As announced in October 2015, in the fourth quarter 2015 the Company implemented a salaried workforce reduction of approximately 100 employees, in response to business conditions, in both the HPMC segment and at ATI’s headquarters. Severance charges of $6.3 million were recorded in the fourth quarter for this action.

Reserves for restructuring charges at December 31, 2016 consist of severance and employee benefit costs and closure costs incurred in both 2015 and 2016, which are expected to be substantially paid in 2017. Restructuring reserves are as follows:

	Severance and Employee Benefit Costs	Closure Costs	Total Restructuring Reserves
Balance at December 31, 2015	$4.5	$3.6	$8.1
Additions	20.8	28.0	48.8
Payments	(11.4)	(12.4)	(23.8)
Balance at December 31, 2016	$13.9	$19.2	$33.1
Note 18. Redeemable Noncontrolling Interest
During 2016, the 15% redeemable noncontrolling interest in ATI Flowform Products was purchased by ATI at the $12.1 million acquisition date carrying value, resulting in no remaining redeemable noncontrolling interest held in ATI Flowform Products as of December 31, 2016.
The previous holders of the 15% redeemable noncontrolling interest in ATI Flowform Products had a put option to require the Company to purchase their equity interest at a specified redemption value. The put option could not be separated from the noncontrolling interest, and the combination of a noncontrolling interest and the redemption feature required classification as redeemable noncontrolling interest in the consolidated balance sheet, separate from Stockholders’ Equity. The carrying amount of the redeemable noncontrolling interest approximated its maximum redemption value. Any subsequent change in maximum redemption value was adjusted through retained earnings. The adjustment to the carrying amount for the year ended December 31, 2015 reduced retained earnings by $0.3 million. The Company applied the two-class method of calculating earnings per share, and as such this adjustment to the carrying amount was reflected in earnings per share. The redeemable noncontrolling interest was $12.1 million as of December 31, 2015, which was unchanged from the acquisition date value.

Note 19. Per Share Information
The following table sets forth the computation of basic and diluted loss from continuing operations per common share:
(In millions, except per share amounts)

For the Years Ended December 31,	2016	2015	2014
Numerator:
Numerator for basic loss from continuing operations per common share -
Loss from continuing operations attributable to ATI	$(640.9)	$(377.9)	$(2.0)
Redeemable noncontrolling interest (Note 18)	—	(0.3)	(0.3)
Effect of dilutive securities:
Convertible Senior Notes (a)	—	—	—
Numerator for diluted net loss per common share -
Loss from continuing operations attributable to ATI after assumed conversions	$(640.9)	$(378.2)	$(2.3)
Denominator:
Denominator for basic net loss per common share—weighted average shares	107.3	107.3	107.1
Effect of dilutive securities:
Share-based compensation	—	—	—
Convertible Senior Notes (a)	—	—	—
Denominator for diluted net loss per common share—adjusted weighted average shares and assumed conversions	107.3	107.3	107.1
Basic loss from continuing operations attributable to ATI per common share	$(5.97)	$(3.53)	$(0.02)
Diluted loss from continuing operations attributable to ATI per common share	$(5.97)	$(3.53)	$(0.02)

(a)
For 2016, Convertible Senior Notes represent the Company’s 4.75% Convertible Notes due 2022 and for 2014, the Company’s 4.25% Convertible Notes due 2014, which were paid off at maturity on June 1, 2014.

Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and the 2014 Convertible Notes (prior to maturity on June 1, 2014) and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion would have been anti-dilutive. Excluded shares were 13.1 million for 2016, 0.8 million for 2015 and 4.7 million for 2014.
Note 20. Financial Information for Subsidiary and Guarantor Parent
The payment obligations under the $150.0 million 6.95% Debentures due 2025 issued by Allegheny Ludlum, LLC (formerly known as Allegheny Ludlum Corporation) (the “Subsidiary”) are fully and unconditionally guaranteed by ATI (the “Guarantor Parent”). In accordance with positions established by the U.S. Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to the Subsidiary, the Non-guarantor Subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.
ATI is the plan sponsor for the ATI Pension Plan, the U.S. qualified defined benefit pension plan which covers certain current and former employees of the Subsidiary and the Non-guarantor Subsidiaries. As a result, the balance sheets presented for the Subsidiary and the Non-guarantor Subsidiaries do not include any ATI Pension Plan assets or liabilities, or the related deferred taxes. The ATI Pension Plan assets, liabilities and related deferred taxes and pension income or expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the Non-guarantor Subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.3	$2.5	$224.8	$—	$229.6
Accounts receivable, net	0.1	107.8	344.2	—	452.1
Intercompany notes receivable	—	—	2,892.9	(2,892.9)	—
Inventories, net	—	106.7	930.3	—	1,037.0
Prepaid expenses and other current assets	6.6	5.2	36.0	—	47.8
Total current assets	9.0	222.2	4,428.2	(2,892.9)	1,766.5
Property, plant and equipment, net	1.3	1,583.6	914.0	—	2,498.9
Goodwill	—	—	641.9	—	641.9
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investments in subsidiaries	5,241.2	37.7	—	(5,278.9)	—
Other assets	23.0	25.5	214.2	—	262.7
Total assets	$5,274.5	$1,869.0	$6,398.3	$(8,371.8)	$5,170.0
Liabilities and stockholders’ equity:
Accounts payable	$3.1	$97.4	$193.8	$—	$294.3
Accrued liabilities	54.6	83.3	171.4	—	309.3
Intercompany notes payable	1,341.1	1,551.8	—	(2,892.9)	—
Short-term debt and current portion of long-term debt	0.4	0.3	104.4	—	105.1
Total current liabilities	1,399.2	1,732.8	469.6	(2,892.9)	708.7
Long-term debt	1,621.7	150.0	0.2	—	1,771.9
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	244.0	73.7	—	317.7
Pension liabilities	778.5	5.2	44.2	—	827.9
Deferred income taxes	15.6	—	—	—	15.6
Other long-term liabilities	14.7	18.1	50.6	—	83.4
Total liabilities	3,829.7	2,350.1	638.3	(3,092.9)	3,725.2
Total stockholders’ equity (deficit)	1,444.8	(481.1)	5,760.0	(5,278.9)	1,444.8
Total liabilities and stockholders’ equity	$5,274.5	$1,869.0	$6,398.3	$(8,371.8)	$5,170.0

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$983.6	$2,151.0	$—	$3,134.6
Cost of sales	53.4	1,102.0	1,816.7	—	2,972.1
Gross profit (loss)	(53.4)	(118.4)	334.3	—	162.5
Selling and administrative expenses	89.9	32.3	125.5	—	247.7
Restructuring charges	—	25.1	502.1	—	527.2
Operating loss	(143.3)	(175.8)	(293.3)	—	(612.4)
Interest income (expense), net	(138.3)	(70.7)	85.0	—	(124.0)
Other income (expense) including equity in income of unconsolidated subsidiaries	(452.4)	1.0	1.4	452.4	2.4
Income (loss) from continuing operations before income taxes	(734.0)	(245.5)	(206.9)	452.4	(734.0)
Income tax provision (benefit)	(106.9)	(85.5)	(66.7)	152.2	(106.9)
Net income (loss)	(627.1)	(160.0)	(140.2)	300.2	(627.1)
Less: Net income attributable to noncontrolling interest	—	—	13.8	—	13.8
Net income (loss) attributable to ATI	$(627.1)	$(160.0)	$(154.0)	$300.2	$(640.9)
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income (Loss)
For the year ended December 31, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(627.1)	$(160.0)	$(140.2)	$300.2	$(627.1)
Other comprehensive income (loss)
Currency translation adjustment arising during the period	(47.1)	—	(47.1)	47.1	(47.1)
Net derivative gain on hedge transactions	19.6	—	—	—	19.6
Pension and postretirement benefits	(61.4)	17.2	1.8	(19.0)	(61.4)
Other comprehensive income (loss), net of tax	(88.9)	17.2	(45.3)	28.1	(88.9)
Comprehensive income (loss)	(716.0)	(142.8)	(185.5)	328.3	(716.0)
Less: Comprehensive income attributable to noncontrolling interest	—	—	4.1	—	4.1
Comprehensive income (loss) attributable to ATI	$(716.0)	$(142.8)	$(189.6)	$328.3	$(720.1)

Condensed Statements of Cash Flows
For the year ended December 31, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(78.5)	$(232.3)	$291.1	$(24.0)	$(43.7)
Investing Activities:
Purchases of property, plant and equipment	(0.5)	(98.7)	(103.0)	—	(202.2)
Net receipts (payments) on intercompany activity	—	—	(160.0)	160.0	—
Asset disposals and other	—	0.2	2.0	—	2.2
Cash flows provided by (used in) investing activities	(0.5)	(98.5)	(261.0)	160.0	(200.0)
Financing Activities:
Borrowings on long-term debt	287.5	—	100.0	—	387.5
Payments on long-term debt and capital leases	(0.7)	(0.2)	(1.8)	—	(2.7)
Net borrowings under credit facilities	—	—	3.1	—	3.1
Debt issuance costs	(9.4)	—	(1.0)	—	(10.4)
Net receipts (payments) on intercompany activity	(170.7)	330.7	—	(160.0)	—
Dividends paid to stockholders	(25.8)	—	(24.0)	24.0	(25.8)
Dividends paid to noncontrolling interests	—	—	(16.0)	—	(16.0)
Acquisition of noncontrolling interests	—	—	(12.2)	—	(12.2)
Cash flows provided by (used in) financing activities	80.9	330.5	48.1	(136.0)	323.5
Increase (decrease) in cash and cash equivalents	$1.9	$(0.3)	$78.2	$—	$79.8

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,453.2	$2,266.4	$—	$3,719.6
Cost of sales	27.3	1,643.2	1,988.8	—	3,659.3
Gross profit (loss)	(27.3)	(190.0)	277.6	—	60.3
Selling and administrative expenses	88.2	29.4	121.2	—	238.8
Restructuring charges	1.6	58.0	4.7	—	64.3
Impairment of goodwill	—	126.6	—	—	126.6
Operating income (loss)	(117.1)	(404.0)	151.7	—	(369.4)
Interest income (expense), net	(117.3)	(50.9)	58.0	—	(110.2)
Other income (expense) including equity in income of unconsolidated subsidiaries	(243.6)	1.1	0.8	243.3	1.6
Income (loss) from continuing operations before income taxes	(478.0)	(453.8)	210.5	243.3	(478.0)
Income tax provision (benefit)	(112.1)	(165.7)	51.6	114.1	(112.1)
Net income (loss)	(365.9)	(288.1)	158.9	129.2	(365.9)
Less: Net income attributable to noncontrolling interest	—	—	12.0	—	12.0
Net income (loss) attributable to ATI	$(365.9)	$(288.1)	$146.9	$129.2	$(377.9)
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income (Loss)
For the year ended December 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(365.9)	$(288.1)	$158.9	$129.2	$(365.9)
Other comprehensive income (loss)
Currency translation adjustment arising during the period	(37.0)	—	(37.0)	37.0	(37.0)
Net derivative loss on hedge transactions	(32.0)	—	—	—	(32.0)
Pension and postretirement benefits	(19.7)	29.8	3.1	(32.9)	(19.7)
Other comprehensive income (loss), net of tax	(88.7)	29.8	(33.9)	4.1	(88.7)
Comprehensive income (loss)	(454.6)	(258.3)	125.0	133.3	(454.6)
Less: Comprehensive income attributable to noncontrolling interest	—	—	6.4	—	6.4
Comprehensive income (loss) attributable to ATI	$(454.6)	$(258.3)	$118.6	$133.3	$(461.0)

Condensed Statements of Cash Flows
For the year ended December 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(70.0)	$(134.8)	$360.2	$(24.0)	$131.4
Investing Activities:
Purchases of property, plant and equipment	(0.6)	(66.9)	(77.0)	—	(144.5)
Net receipts (payments) on intercompany activity	—	—	(327.9)	327.9	—
Purchases of businesses, net of cash acquired	—	—	(0.5)	—	(0.5)
Asset disposals and other	—	0.2	(0.3)	—	(0.1)
Cash flows provided by (used in) investing activities	(0.6)	(66.7)	(405.7)	327.9	(145.1)
Financing Activities:
Payments on long-term debt and capital leases	(0.6)	(0.1)	(22.9)	—	(23.6)
Net receipts (payments) on intercompany acivity	137.3	190.6	—	(327.9)	—
Dividends paid to stockholders	(66.5)	—	(24.0)	24.0	(66.5)
Dividends paid to noncontrolling interests	—	—	(16.0)	—	(16.0)
Other	(1.4)	—	1.5	—	0.1
Cash flows provided by (used in) financing activities	68.8	190.5	(61.4)	(303.9)	(106.0)
Decrease in cash and cash equivalents	$(1.8)	$(11.0)	$(106.9)	$—	$(119.7)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,878.0	$2,345.4	$—	$4,223.4
Cost of sales	45.3	1,874.8	1,924.7	—	3,844.8
Gross profit (loss)	(45.3)	3.2	420.7	—	378.6
Selling and administrative expenses	103.9	44.0	124.6	—	272.5
Operating income (loss)	(149.2)	(40.8)	296.1	—	106.1
Interest income (expense), net	(111.0)	(44.9)	47.2	—	(108.7)
Other income (expense) including equity in income of unconsolidated subsidiaries	261.7	1.1	2.9	(261.6)	4.1
Income (loss) from continuing operations, before income taxes	1.5	(84.6)	346.2	(261.6)	1.5
Income tax provision (benefit)	(8.7)	(29.3)	116.7	(87.4)	(8.7)
Income (loss) from continuing operations	10.2	(55.3)	229.5	(174.2)	10.2
Income (loss) from discontinued operations, net of tax	(0.6)	—	(0.6)	0.6	(0.6)
Net income (loss)	9.6	(55.3)	228.9	(173.6)	9.6
Less: Net income attributable to noncontrolling interest	—	—	12.2	—	12.2
Net income (loss) attributable to ATI	$9.6	$(55.3)	$216.7	$(173.6)	$(2.6)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income (Loss)
For the year ended December 31, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$9.6	$(55.3)	$228.9	$(173.6)	$9.6
Other comprehensive income (loss)
Currency translation adjustment arising during the period	(33.6)	—	(33.6)	33.6	(33.6)
Net derivative gain on hedge transactions	25.9	—	—	—	25.9
Pension and postretirement benefits	(212.6)	1.8	(28.4)	26.6	(212.6)
Other comprehensive income (loss), net of tax	(220.3)	1.8	(62.0)	60.2	(220.3)
Comprehensive income (loss)	(210.7)	(53.5)	166.9	(113.4)	(210.7)
Less: Comprehensive income attributable to noncontrolling interest	—	—	10.1	—	10.1
Comprehensive income (loss) attributable to ATI	$(210.7)	$(53.5)	$156.8	$(113.4)	$(220.8)
Condensed Statements of Cash Flows
For the year ended December 31, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(66.9)	$(313.8)	$436.6	$—	$55.9
Investing Activities:
Purchases of property, plant and equipment	(0.1)	(170.8)	(54.8)	—	(225.7)
Net receipts (payments) on intercompany activity	—	—	(1,027.7)	1,027.7	—
Purchases of businesses, net of cash acquired	—	—	(92.9)	—	(92.9)
Asset disposals and other	—	1.7	0.7	—	2.4
Cash flows provided by (used in) investing activities	(0.1)	(169.1)	(1,174.7)	1,027.7	(316.2)
Financing Activities:
Payments on long-terms debt and capital leases	(397.9)	(0.1)	(16.9)	—	(414.9)
Net receipts (payments) on intercompany activity	544.4	483.3	—	(1,027.7)	—
Dividends paid to stockholders	(77.1)	—	—	—	(77.1)
Other	(3.8)	—	(1.2)	—	(5.0)
Cash flows provided by (used in) financing activities	65.6	483.2	(18.1)	(1,027.7)	(497.0)
Increase (decrease) in cash and cash equivalents	$(1.4)	$0.3	$(756.2)	$—	$(757.3)
Note 21. Commitments and Contingencies
Rental expense from continuing operations under operating leases was $22.6 million in 2016, $23.1 million in 2015, and $22.4 million in 2014. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2016, were as follows: $17.8 million in 2017, $12.5 million in 2018, $10.5 million in 2019, $6.5 million in 2020, $5.6 million in 2021 and $17.0 million thereafter. Commitments for expenditures on property, plant and equipment at December 31, 2016 were approximately $14.8 million.
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
At December 31, 2016, the Company’s reserves for environmental remediation obligations totaled approximately $16 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $11 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that the costs for active matters may exceed the Company’s recorded reserves by as much as $17 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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

Note 22. Selected Quarterly Financial Data
(Unaudited)

	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2016 -
Sales	$757.5	$810.5	$770.5	$796.1
Gross Profit (Loss)	(33.2)	48.2	50.2	97.3
Net income (loss)	(98.1)	(15.5)	(527.2)	13.7
Net income (loss) attributable to ATI	(101.2)	(18.8)	(530.8)	9.9
Basic income (loss) attributable to ATI per common share	$(0.94)	$(0.18)	$(4.95)	$0.09
Diluted income (loss) attributable to ATI per common share	$(0.94)	$(0.18)	$(4.95)	$0.09
Average shares outstanding	109.0	108.9	108.9	108.9
2015 -
Sales	$1,125.5	$1,022.5	$832.7	$738.9
Gross Profit (loss)	109.5	77.0	(28.7)	(97.5)
Net income (loss)	12.6	(13.9)	(141.3)	(223.3)
Net income (loss) attributable to ATI	10.0	(16.4)	(144.6)	(226.9)
Basic income (loss) attributable to ATI per common share	$0.09	$(0.15)	$(1.35)	$(2.12)
Diluted income (loss) attributable to ATI per common share	$0.09	$(0.15)	$(1.35)	$(2.12)
Average shares outstanding	108.9	109.2	109.2	109.2

First quarter 2016 results include a $9.0 million pre-tax ($6.7 million, net of tax) charge for severance obligations in the FRP operations, and $26.4 million pre-tax ($19.7 million, net of tax) of work stoppage and return-to-work costs primarily affecting FRP operations following the ratification of the new labor agreement for USW-represented employees. First quarter 2016 results also include $12.0 million of below-normal income tax benefits compared to those that would apply at a standard 35% tax rate.

Second quarter 2016 results include $22.4 million pre-tax ($8.4 million, net of tax) of work stoppage and return-to-work costs affecting FRP operations, and $11.4 million of above-normal income tax benefits compared to those that would apply at a standard 35% tax rate.
Third quarter 2016 results include $471.3 million pre-tax ($310.3 million, net of tax) long-lived asset impairment charges, $16.3 million pre-tax ($10.7 million, net of tax) of facility shutdown and idling costs, and $11.3 million pre-tax ($7.4 million, net of tax) of inventory valuation charges for titanium sponge. These charges primarily related to the indefinite idling of the Company’s Rowley, UT titanium sponge facility. In addition, third quarter 2016 results include a $173.1 million charge for income tax valuation allowances recorded on U.S. federal deferred tax assets.
Fourth quarter 2016 results include $15.4 million pre-tax ($10.0 million, net of tax) of facility shutdown and idling costs primarily related to the indefinite idling of the Company’s Rowley, UT titanium sponge facility, the consolidation of certain titanium manufacturing operations and the permanent closure of the Midland, PA commodity stainless steel melt and sheet finishing facility and the Bagdad, PA GOES finishing facility. In addition, fourth quarter 2016 results include $13.2 million pre-tax ($8.6 million, net of tax) of employee benefit costs associated with these facility idlings and closures as well as additional FRP severance charges for salaried workforce reductions. Fourth quarter 2016 results also include $32.4 million for above-normal income tax benefits compared to those that would apply at a standard 35% tax rate. The above-normal income tax benefit is due primarily to a $22.5 million correcting adjustment to reduce income tax valuation allowances on U.S. deferred tax assets that were established in the third quarter 2016; the correcting adjustment was not deemed material to the third quarter results.
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

Fourth quarter 2015 results include non-cash charges for goodwill and asset impairments, restructuring, inventory and other items. These charges were comprised of a $126.6 million pre-tax ($79.2 million, net of tax) non-cash goodwill impairment charge in the Flat Rolled Products segment, $54.5 million pre-tax ($34.1 million, net of tax) in non-cash long-lived asset impairment charges, $3.5 million pre-tax ($2.2 million, net of tax) in facility idling costs, $25.4 million pre-tax ($15.9 million, net of tax) in a non-cash charge to revalue inventory, $51.2 million pre-tax ($32.0 million, net of tax) in NRV inventory reserve charges and $6.3 million pre-tax ($3.9 million, net of tax) in employee severance and termination benefit charges arising from a reduction in force among salaried employees within the HMPC segment and the ATI Corporate office.
Net of tax amounts presented above generally use the effective tax rate for the applicable quarterly period which differs from the effective tax rate for the full year. In periods with significant tax valuation allowance adjustments, net of tax amounts use a standard 35% tax rate, with separate identification by quarter of unusual income tax provision or benefit effects.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
In accordance with Securities Exchange Act Rules 13-1-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of the material weakness in our internal control over financial reporting described below.
(b) Management’s Report on Internal Control over Financial Reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016, the Company’s internal control over financial reporting was not effective, due to the material weakness described below.

Inadequate Controls Over Calculation and Review of Deferred Tax Asset Valuation Allowances
We did not have adequate controls designed and in place to ensure that we correctly calculated deferred tax asset valuation allowances, including having adequate technical review of the deferred tax asset valuation allowances for the third quarter ended September 30, 2016. Prior to issuing the fourth quarter and full year 2016 consolidated financial statements, we determined that there was an error in the required valuation allowance for federal deferred tax assets for the quarter ended September 30, 2016 related to the misapplication of accounting principles. The control deficiency was identified and the deferred tax asset valuation allowance was corrected in the fourth quarter of 2016 prior to issuing our consolidated financial statements for the year ended December 31, 2016. The control deficiency related to the deferred tax asset valuation allowance calculation created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2016.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an adverse report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.
(c) Remediation of the Material Weakness in Internal Control Over Financial Reporting.
The Company has begun to implement changes to the design of controls to separately identify a key control regarding the calculation and review of deferred tax asset valuation allowances, and has begun to implement changes to ensure that income tax controls include specific activities to ensure the proper application of accounting principles related to the deferred tax asset valuation allowance, and to ensure that controls function at an appropriate level of precision. In addition, the Company has begun to implement changes to the income tax process, which include, but are not limited to, supplementing the internal tax team with additional subject matter resources and augmenting the internal review procedures to include consultation and external review procedures over the quarterly and annual income tax calculations that are used to determine the income tax provision or benefit reported in the Company’s consolidated financial statements. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Certain of these controls relate to the quarterly income tax provision process and, as such cannot be tested until the next quarter-end reporting cycle.
(d) Changes to Internal Control over Financial Reporting.
Other than the ongoing remediation plans described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2016 the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Allegheny Technologies Incorporated and Subsidiaries
We have audited Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Allegheny Technologies Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control over financial reporting related to the calculation of the deferred income tax asset valuation allowance. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated February 24, 2017, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Allegheny Technologies Incorporated and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 24, 2017
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” and the information concerning our executive officers required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Members of ATI's Executive Management,” in the Allegheny Technologies Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance-Board Information- Board Committees” in the 2017 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Stock Ownership Information- Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.
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
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Our Corporate Governance- Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2017 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2017 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2016 was as follows:

	(a)
(In thousands, except per share amounts)	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3) (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders	3,271	$—	1,378
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	3,271	$—	1,378

(1)
Includes stock-settled equity awards previously granted under the Allegheny Technologies Incorporated 2007 Incentive Plan (the “2007 Incentive Plan”) and the Allegheny Technologies Incorporate 2015 Incentive Plan (the “2015 Incentive Plan”). Amounts reflected for such performance-based awards represent the maximum number of shares to be awarded at the conclusion of the applicable performance cycle.

(2)	Outstanding stock-settled awards are not included in this calculation.

(3)
Represents shares available for issuance under the 2015 Incentive Plan (which provides for the issuance of stock options, stock appreciation rights, restricted shares, performance and other stock-based awards). See Note 14. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Related Party Transactions” and “Our Corporate Governance- Board Information- Board Composition and Independence” as set forth in the 2017 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” as set forth in the 2017 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2016, 2015, and 2014
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Cash Flows — Years Ended December 31, 2016, 2015, and 2014
Statements of Changes in Consolidated Equity — Years Ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements
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

3.2
Third Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2017 (File No. 1-12001)).

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
4.11
Fifth Supplemental Indenture, dated May 24, 2016, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2016 (File No. 1-12001)).

4.12	Form of 4.75% Convertible Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2016 (File No. 1-12004)).
10.1
Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.2
Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.3
Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.4
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

10.6
Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated, effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 dated May 7, 2010 (File No 333-166628)).*

10.7
Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.8
Form of Performance/Restricted Stock Agreement dated February 22, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10- for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.9
Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

Exhibit No.	Description
10.10
Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.11
Amendment No. 1 to the Allegheny Technologies Incorporated 2007 Incentive Plan, as Amended and Restated, effective May 11, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated May 17, 2012 (File No. 333-181491)).*

10.12
Form of Performance/Restricted Stock Agreement dated February 28, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.13
Form of Key Executive Performance Plan Agreement dated February 28, 2013, including Key Executive Performance Plan as amended February 28, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.14
Amended and Restated Change in Control Severance Agreement between the Company and Richard J. Harshman, dated August 2, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12001)).*

10.15
Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12001)).*

10.16	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*
10.17
Form of 2014 Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.18
Form of 2014 Total Shareholder Return Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.19
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

10.22
Form of Long Term Shareholder Value Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.23
Form of Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.24	Form of Total Shareholder Return Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*
10.25
Allegheny Technologies Incorporated Defined Contribution Restoration Plan, as amended and restated as of January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.26	Allegheny Technologies Incorporated 2015 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 20, 2015 (File No 1-12001)).*
10.27
Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 1, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.28	Form of Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2016 (File No. 1-12001)).*
10.29	Form of Annual Performance Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2016 (File No. 1-12001)).*
10.30
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

10.31
First Amendment to Revolving Credit and Security Agreement, dated as of May 13, 2016, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2016 (File No. 1-12001)).

Exhibit No.	Description
10.32
Acknowledgement Letter Agreement, dated as of July 7, 2016, between TDY Industries, LLC, as borrowing agent, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2016 (File No. 1-12001)).).

10.33
Consulting Agreement between Allegheny Technologies Incorporated and Hunter R. Dalton, effective April 1, 2016 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-12001)).*

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
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED

Date:	February 24, 2017	By	/s/ Richard J. Harshman
Richard J. Harshman
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 24th day of February, 2017.

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

3.2
Third Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2017 (File No. 1-12001)).

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
4.11
Fifth Supplemental Indenture, dated May 24, 2016, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2016 (File No. 1-12001)).

4.12	Form of 4.75% Convertible Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2016 (File No. 1-12004)).
10.1
Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.2
Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.3
Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

Exhibit No.	Description
10.4
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

10.6
Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated, effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 dated May 7, 2010 (File No 333-166628)).*

10.7
Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.8
Form of Performance/Restricted Stock Agreement dated February 22, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10- for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.9
Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.10
Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.11
Amendment No. 1 to the Allegheny Technologies Incorporated 2007 Incentive Plan, as Amended and Restated, effective May 11, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated May 17, 2012 (File No. 333-181491)).*

10.12
Form of Performance/Restricted Stock Agreement dated February 28, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.13
Form of Key Executive Performance Plan Agreement dated February 28, 2013, including Key Executive Performance Plan as amended February 28, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.14
Amended and Restated Change in Control Severance Agreement between the Company and Richard J. Harshman, dated August 2, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12001)).*

10.15
Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12001)).*

10.16	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*
10.17
Form of 2014 Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.18
Form of 2014 Total Shareholder Return Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.19
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

10.22
Form of Long Term Shareholder Value Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.23
Form of Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.24	Form of Total Shareholder Return Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*
10.25
Allegheny Technologies Incorporated Defined Contribution Restoration Plan, as amended and restated as of January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

Exhibit No.	Description
10.26	Allegheny Technologies Incorporated 2015 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 20, 2015 (File No 1-12001)).*
10.27
Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 1, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.28	Form of Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2016 (File No. 1-12001)).*
10.29	Form of Annual Performance Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2016 (File No. 1-12001)).*
10.30
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

10.31
First Amendment to Revolving Credit and Security Agreement, dated as of May 13, 2016, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2016 (File No. 1-12001)).

10.32
Acknowledgement Letter Agreement, dated as of July 7, 2016, between TDY Industries, LLC, as borrowing agent, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2016 (File No. 1-12001)).).

10.33
Consulting Agreement between Allegheny Technologies Incorporated and Hunter R. Dalton, effective April 1, 2016 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-12001)).*

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