Form 10-Q
period 2017-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2017-05-02
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 21, 2017, the registrant had outstanding 108,822,255 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$159.8	$229.6
Accounts receivable, net	504.6	452.1
Inventories, net	1,051.9	1,037.0
Prepaid expenses and other current assets	46.3	47.8
Total Current Assets	1,762.6	1,766.5
Property, plant and equipment, net	2,495.8	2,498.9
Goodwill	642.6	641.9
Other assets	253.4	262.7
Total Assets	$5,154.4	$5,170.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$346.4	$294.3
Accrued liabilities	276.4	309.3
Short term debt and current portion of long-term debt	172.8	105.1
Total Current Liabilities	795.6	708.7
Long-term debt	1,772.5	1,771.9
Accrued postretirement benefits	313.2	317.7
Pension liabilities	687.8	827.9
Deferred income taxes	13.0	15.6
Other long-term liabilities	82.9	83.4
Total Liabilities	3,665.0	3,725.2
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at March 31, 2017 and December 31, 2016; outstanding-108,824,990 shares at March 31, 2017 and 108,925,254 shares at December 31, 2016	11.0	11.0
Additional paid-in capital	1,187.1	1,188.8
Retained earnings	1,294.6	1,277.1
Treasury stock: 870,181 shares at March 31, 2017 and 769,917 shares at December 31, 2016	(27.1)	(28.0)
Accumulated other comprehensive loss, net of tax	(1,071.4)	(1,093.7)
Total ATI stockholders’ equity	1,394.2	1,355.2
Noncontrolling interests	95.2	89.6
Total Equity	1,489.4	1,444.8
Total Liabilities and Equity	$5,154.4	$5,170.0

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2017	2016
Sales	$865.9	$757.5

Cost of sales	753.1	790.7
Gross profit (loss)	112.8	(33.2)
Selling and administrative expenses	59.5	62.6
Restructuring charges	—	9.0
Operating income (loss)	53.3	(104.8)
Interest expense, net	(33.5)	(28.3)
Other income, net	3.3	0.8
Income (loss) before income taxes	23.1	(132.3)
Income tax provision (benefit)	2.0	(34.2)
Net income (loss)	21.1	(98.1)
Less: Net income attributable to noncontrolling interests	3.6	3.1
Net income (loss) attributable to ATI	$17.5	$(101.2)

Basic net income (loss) attributable to ATI per common share	$0.16	$(0.94)

Diluted net income (loss) attributable to ATI per common share	$0.16	$(0.94)

Dividends declared per common share	$—	$0.08
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net income (loss)	$21.1	$(98.1)
Currency translation adjustment
Unrealized net change arising during the period	10.4	(5.4)
Derivatives
Net derivatives loss on hedge transactions	(2.6)	(9.2)
Reclassification to net income (loss) of net realized loss (gain)	(0.9)	5.0
Income taxes on derivative transactions	—	(1.6)
Total	(3.5)	(2.6)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	17.8	18.7
Net gain arising during the period	—	22.5
Prior service cost
Amortization to net income (loss) of net prior service cost (credits)	(0.4)	0.9
Income taxes on postretirement benefit plans	—	16.0
Total	17.4	26.1
Other comprehensive income, net of tax	24.3	18.1
Comprehensive income (loss)	45.4	(80.0)
Less: Comprehensive income attributable to noncontrolling interests	5.6	1.6
Comprehensive income (loss) attributable to ATI	$39.8	$(81.6)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating Activities:
Net income (loss)	$21.1	$(98.1)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	40.3	44.1
Deferred taxes	1.2	(38.7)
Changes in operating assets and liabilities:
Inventories	(14.9)	105.3
Accounts receivable	(52.5)	(42.2)
Accounts payable	47.2	(43.2)
Retirement benefits (a)	(128.1)	7.4
Accrued income taxes	(0.3)	4.3
Accrued liabilities and other	(24.2)	(0.4)
Cash used in operating activities	(110.2)	(61.5)
Investing Activities:
Purchases of property, plant and equipment	(24.8)	(69.5)
Asset disposals and other	2.6	0.8
Cash used in investing activities	(22.2)	(68.7)
Financing Activities:
Payments on long-term debt and capital leases	(0.3)	(0.2)
Net borrowings under credit facilities	67.7	152.2
Dividends paid to stockholders	—	(8.6)
Acquisition of noncontrolling interests	—	(6.1)
Shares repurchased for income tax withholding on share-based compensation	(4.8)	—
Cash provided by financing activities	62.6	137.3
Increase (decrease) in cash and cash equivalents	(69.8)	7.1
Cash and cash equivalents at beginning of period	229.6	149.8
Cash and cash equivalents at end of period	$159.8	$156.9
(a) Includes a $(135) million contribution to the U.S. defined benefit pension plan in 2017.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2015	$11.0	$1,161.7	$1,945.9	$(21.3)	$(1,014.5)	$101.6	$2,184.4
Net income (loss)	—	—	(101.2)	—	—	3.1	(98.1)
Other comprehensive income (loss)	—	—	—	—	19.6	(1.5)	18.1
Cash dividends on common stock ($0.08 per share)	—	—	(8.6)	—	—	—	(8.6)
Employee stock plans	—	10.2	(0.2)	(7.4)	—	—	2.6
Balance, March 31, 2016	$11.0	$1,171.9	$1,835.9	$(28.7)	$(994.9)	$103.2	$2,098.4
Balance, December 31, 2016	$11.0	$1,188.8	$1,277.1	$(28.0)	$(1,093.7)	$89.6	$1,444.8
Net income	—	—	17.5	—	—	3.6	21.1
Other comprehensive income	—	—	—	—	22.3	2.0	24.3
Employee stock plans	—	(1.7)	—	0.9	—	—	(0.8)
Balance, March 31, 2017	$11.0	$1,187.1	$1,294.6	$(27.1)	$(1,071.4)	$95.2	$1,489.4
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2016 financial information has been derived from the Company’s audited consolidated financial statements.
New Accounting Pronouncements Adopted

In January 2017, the Company early adopted changes issued by the Financial Accounting Standards Board (FASB) to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill, which is currently required if a reporting unit with goodwill fails a Step 1 test comparing the fair value of the reporting unit to its carrying value including goodwill. Under this new guidance, an entity should perform its annual, or interim, goodwill impairment test using just the Step 1 test of comparing the fair value of a reporting unit with its carrying amount. Any goodwill impairment, representing the amount by which the carrying amount exceeds the reporting unit’s fair value, is determined using this Step 1 test. Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit. The adoption of these changes did not have a material impact on the Company’s financial statements.

In January 2017, the Company adopted changes issued by the FASB to simplify employee share-based payment accounting. The areas for simplification in this guidance involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, which will be prospectively adopted. The adoption of these changes did not have a material impact on the Company’s financial statements.

In January 2017, the Company adopted changes issued by the FASB to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new inventory measurement requirements replace the current inventory valuation guidance that requires the use of a lower of cost or market framework. This change in the measurement of inventory does not apply to inventory valued on a LIFO basis, which is the accounting basis used for most of the Company’s inventory.  The adoption of these changes did not have a material impact on the Company’s financial statements.

Pending Accounting Pronouncement

In March 2017, the FASB issued changes to the accounting for defined benefit pension and other postretirement benefit expenses. This new guidance requires the disaggregation of the service cost component from the other components of net benefit cost. The service cost component of net benefit cost is to be reported in the same line item on the consolidated statement of operations as other compensation costs arising from services rendered by the pertinent employees, while the other components of net benefit cost are to be presented in the consolidated statement of operations separately, outside a subtotal of operating income. The amendments also provide explicit guidance to allow only the service cost component of net benefit cost to be eligible for capitalization. This new guidance is effective for the Company’s 2018 fiscal year, with the adoption of the change in presentation of net benefit cost in the consolidated statement of operations to be applied retrospectively, and the change in capitalization for only service cost applied prospectively. The guidance allows a practical expedient that permits the use of the amounts disclosed in the retirement benefits footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company will adopt this new guidance in the first quarter of fiscal year 2018 using this practical expedient.

The Company expects such adoption to have a material impact to reported operating income due to the change in presentation of non-service cost expense components. For example, applying the practical expedient to fiscal year 2016 results, operating income for 2016 would be $70.6 million higher, with the reclassification of this amount representing the other components of net benefit cost to a newly-created non-operating retirement benefit expense category, with no net impact to the reported 2016 loss before income taxes. The Company expects to have a one-time, unfavorable impact to pre-tax reported results in the first quarter of 2018 upon adoption due to the change limiting only the service cost component of net benefit cost to be capitalizable into inventory. Using expected fiscal year 2017 defined benefit retirement expense and current inventory levels, this impact in the first quarter of 2018 is projected to be approximately $5 million, pre-tax.

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
Note 2. Inventories
Inventories at March 31, 2017 and December 31, 2016 were as follows (in millions):

	March 31, 2017	December 31, 2016
Raw materials and supplies	$148.8	$149.6
Work-in-process	855.5	837.9
Finished goods	160.0	161.7
Total inventories at current cost	1,164.3	1,149.2
Adjustment from current cost to LIFO cost basis	89.3	97.3
Inventory valuation reserves	(157.6)	(169.0)
Progress payments	(44.1)	(40.5)
Total inventories, net	$1,051.9	$1,037.0
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

	Three months ended March 31,
	2017	2016
LIFO benefit (charge)	$(8.1)	$(0.3)
NRV benefit (charge)	8.1	0.3
Net cost of sales impact	$—	$—

Results for the first quarter of 2016 included $10.0 million in inventory valuation charges related to the market-based valuation of titanium products.
Note 3. Property, Plant and Equipment
Property, plant and equipment at March 31, 2017 and December 31, 2016 was as follows (in millions):

	March 31, 2017	December 31, 2016
Land	$31.5	$31.4
Buildings	830.8	829.6
Equipment and leasehold improvements	3,521.5	3,497.2
	4,383.8	4,358.2
Accumulated depreciation and amortization	(1,888.0)	(1,859.3)
Total property, plant and equipment, net	$2,495.8	$2,498.9
The construction in progress portion of property, plant and equipment at March 31, 2017 was $100.3 million.
Note 4. Debt
Debt at March 31, 2017 and December 31, 2016 was as follows (in millions):

	March 31, 2017	December 31, 2016
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	287.5
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Term Loan due 2017	100.0	100.0
U.S. revolving credit facility	60.0	—
Foreign credit facilities	12.2	4.4
Industrial revenue bonds, due through 2020, and other	1.7	2.2
Debt issuance costs	(16.1)	(17.1)
Total debt	1,945.3	1,877.0
Short term debt and current portion of long-term debt	172.8	105.1
Total long-term debt	$1,772.5	$1,771.9

(a)	Bearing interest at 7.875% effective February 15, 2016.
Revolving Credit Facility
The Company has an Asset Based Lending (ABL) Revolving Credit Facility, which matures in September 2020 and is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The revolving credit portion of the ABL facility is $400 million, which includes a letter of credit sub-facility of up to $200 million.
The ABL facility includes an eighteen month term loan (Term Loan) in the amount of $100.0 million, with an interest rate of 3.5% plus a LIBOR spread. The Term Loan is due on November 13, 2017, however the Company has support from its agent bank to extend the duration of this Term Loan from November 2017 to September of 2020, subject to customary due diligence and other closing activities. The Company expects to finalize this Term Loan extension in the second quarter of 2017.
As amended in May 2016, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 2.0% and 2.5% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount or (ii) $40.0 million. The Company does not meet this required fixed charge coverage ratio at March 31, 2017. As a result, the Company is not able to access this remaining 12.5%, or $62.5 million, of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019, and that such liquidity is available at all times thereafter until the 9.375% Senior Notes due 2019 are paid in full or refinanced. There were $60.0 million of outstanding borrowings under the ABL facility as of March 31, 2017, and $42.9 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first quarter of 2017 and 2016 were $4 million and $188 million, respectively, bearing an average annual interest rate of 3.43% and 1.685%, respectively.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2017, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 28 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 35% of a single year’s estimated nickel raw material purchase requirements.
At March 31, 2017, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. In the first quarter of 2016, due to changes in expected operating levels within Flat Rolled Products segment operations, the Company concluded that a portion of these natural gas cash flow hedges for the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized a $1.1 million pre-tax loss for the ineffective portion of these 2017 cash flow hedges along with a market value adjustment to the previously- determined ineffective 2016 natural gas hedges, which is reported in selling and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2016. Approximately 75% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2017 and approximately 25% for 2018 are hedged.
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
In 2015, the Company net settled substantially all of its foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of March 31, 2017, the Company held 32.4 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. The Company recorded $0.3 million and $5.6 million of charges in costs of sales on the consolidated statement of operations in the three months ended March 31, 2017 and 2016, respectively, for maturities and mark-to-market changes on these fair value hedges.
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

(In millions) Asset derivatives	Balance sheet location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1.4	$2.4
Natural gas contacts	Prepaid expenses and other current assets	0.1	0.2
Nickel and other raw material contracts	Prepaid expenses and other current assets	2.9	2.2
Foreign exchange contracts	Other assets	0.1	0.2
Natural gas contracts	Other assets	—	0.2
Nickel and other raw material contracts	Other assets	2.9	3.3
Total derivatives designated as hedging instruments		7.4	8.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.5	0.6
Total derivatives not designated as hedging instruments		0.5	0.6
Total asset derivatives		$7.9	$9.1
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$2.1	$2.5
Nickel and other raw material contracts	Accrued liabilities	6.4	6.7
Foreign exchange contracts	Accrued liabilities	0.1	—
Natural gas contracts	Other long-term liabilities	0.1	—
Nickel and other raw material contracts	Other long-term liabilities	8.8	9.4
Foreign exchange contracts	Other long-term liabilities	—	0.1
Total derivatives designated as hedging instruments		17.5	18.7
Total liability derivatives		$17.5	$18.7
For derivative financial instruments that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period results. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances effecting results of operations or other comprehensive income (see Note 12 for further explanation).
Assuming market prices remain constant with those at March 31, 2017, a loss of $2.5 million, net of tax and excluding income tax valuation allowance changes, is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2017 and 2016 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Hedging Relationships	2017	2016	2017	2016	2017	2016
Nickel and other raw material contracts	$0.2	$(3.4)	$(0.6)	$(3.9)	$—	$—
Natural gas contracts	(1.6)	(2.0)	(1.4)	(3.2)	—	(0.7)
Foreign exchange contracts	(0.1)	(0.3)	2.6	4.7	—	—
Total	$(1.5)	$(5.7)	$0.6	$(2.4)	$—	$(0.7)

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
The Company has 10 million euro notional value outstanding as of March 31, 2017 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2017. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized on Derivatives
	Three months ended March 31,
Derivatives Not Designated as Hedging Instruments	2017	2016
Foreign exchange contracts	$(0.1)	$(0.6)
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.
Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2017 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$159.8	$159.8	$159.8	$—
Derivative financial instruments:
Assets	7.9	7.9	—	7.9
Liabilities	17.5	17.5	—	17.5
Debt (a)	1,961.4	2,141.8	1,967.9	173.9

The estimated fair value of financial instruments at December 31, 2016 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$229.6	$229.6	$229.6	$—
Derivative financial instruments:
Assets	9.1	9.1	—	9.1
Liabilities	18.7	18.7	—	18.7
Debt (a)	1,894.1	1,975.0	1,868.4	106.6

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. No transfers between levels were reported in 2017 or 2016.

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

For the three month periods ended March 31, 2017 and 2016, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
Service cost - benefits earned during the year	$3.5	$5.2	$0.6	$0.6
Interest cost on benefits earned in prior years	29.2	31.4	3.7	4.1
Expected return on plan assets	(36.7)	(37.2)	—	—
Amortization of prior service cost (credit)	0.3	0.3	(0.7)	0.6
Amortization of net actuarial loss	15.6	16.3	2.2	2.4
Total retirement benefit expense	$11.9	$16.0	$5.8	$7.7
Effective January 31, 2017, closure of the U.K. defined benefit pension plan to future accruals for service and pay (hard freeze) occurred. In March 2017, the Company made a $135 million cash contribution to the ATI Pension Plan, its U.S. qualified defined benefit pension plan, completing the Company’s funding requirements for 2017.
Note 8. Income Taxes
The Company maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets due to a three year cumulative loss condition. Results in both the first quarter 2017 and 2016 include impacts from income taxes which differ from a standard 35% tax rate, primarily related to income tax valuation allowance changes. First quarter 2017 results included a provision for income taxes of $2.0 million, or 8.7% of income before income taxes, which includes $1.3 million of discrete tax benefits recognized in the quarter. The first quarter 2017 projected annual effective tax rate was 14.1% excluding these discrete benefits, primarily relating to foreign operations. The first quarter 2016 benefit for income taxes was $34.2 million, or 25.9% of the loss before income taxes, which includes $0.8 million of discrete tax benefits.
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

	Three months ended March 31,
	2017	2016
Total sales:
High Performance Materials & Components	$523.7	$507.9
Flat Rolled Products	373.0	281.2
	896.7	789.1
Intersegment sales:
High Performance Materials & Components	13.3	14.9
Flat Rolled Products	17.5	16.7
	30.8	31.6
Sales to external customers:
High Performance Materials & Components	510.4	493.0
Flat Rolled Products	355.5	264.5
	$865.9	$757.5

	Three months ended March 31,
	2017	2016
Operating profit (loss):
High Performance Materials & Components	$50.9	$29.1
Flat Rolled Products	19.0	(109.6)
Total operating profit (loss)	69.9	(80.5)
LIFO and net realizable value reserves	—	—
Corporate expenses	(10.3)	(11.0)
Closed operations and other expenses	(3.0)	(3.5)
Restructuring and other charges	—	(9.0)
Interest expense, net	(33.5)	(28.3)
Income (loss) before income taxes	$23.1	$(132.3)

Closed operations and other expenses in the first quarter 2017 benefited from certain non-routine items involving property tax adjustments, changes to facility closure reserves, and non-operating royalty income, which largely offset higher costs due to the additions of the Rowley, UT, Midland, PA and Bagdad, PA facilities as a result of closure actions in 2016. First quarter 2017 results also reflect lower environmental and retirement benefit expenses for closed operations.

First quarter 2016 results include a $9.0 million restructuring charge for severance obligations in the Flat Rolled Products (FRP) operations, with the reduction of approximately one-third of FRP’s salaried workforce, which was largely completed by the end of 2016. The severance charge was excluded from FRP segment operating results. Reserves for restructuring charges at March 31, 2017 were $22.4 million, of which $10.3 million relates to severance and employee benefit costs and $12.1 million to closure costs. The decline in these reserves compared to $33.1 million at December 31, 2016 is due to payments. These restructuring reserves are expected to be substantially paid in 2017.
Note 10. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three months ended
(In millions, except per share amounts)	March 31,
	2017	2016
Numerator:
Numerator for basic income (loss) per common share –
Net income (loss) attributable to ATI	$17.5	$(101.2)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	3.0	—
Numerator for diluted income (loss) per common share –
Net income (loss) attributable to ATI after assumed conversions	$20.5	$(101.2)
Denominator:
Denominator for basic net income (loss) per common share – weighted average shares	107.5	107.3
Effect of dilutive securities:
Share-based compensation	0.8	—
4.75% Convertible Senior Notes due 2022	19.9	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	128.2	107.3
Basic net income (loss) attributable to ATI per common share	$0.16	$(0.94)
Diluted net income (loss) attributable to ATI per common share	$0.16	$(0.94)
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three month period ended March 31, 2017. There were 0.8 million anti-dilutive shares for the three month period ended March 31, 2016.
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
ATI is the plan sponsor for the ATI Pension Plan, the Company’s U.S. qualified defined benefit pension plan (the “Plan”) which covers certain current and former employees of the Subsidiary and the non-guarantor subsidiaries. As a result, the balance sheets presented for the Subsidiary and the non-guarantor subsidiaries do not include any Plan assets or liabilities, or the related deferred taxes and valuation allowances. The Plan assets, liabilities and related deferred taxes and pension income or expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.3	$7.8	$149.7	$—	$159.8
Accounts receivable, net	0.3	125.6	378.7	—	504.6
Intercompany notes receivable	—	—	3,151.0	(3,151.0)	—
Inventories, net	—	137.1	914.8	—	1,051.9
Prepaid expenses and other current assets	4.9	6.9	34.5	—	46.3
Total current assets	7.5	277.4	4,628.7	(3,151.0)	1,762.6
Property, plant and equipment, net	1.2	1,586.6	908.0	—	2,495.8
Goodwill	—	—	642.6	—	642.6
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	5,381.7	37.7	—	(5,419.4)	—
Other assets	24.9	19.4	209.1	—	253.4
Total assets	$5,415.3	$1,921.1	$6,588.4	$(8,770.4)	$5,154.4
Liabilities and stockholders’ equity:
Accounts payable	$2.8	$157.6	$186.0	$—	$346.4
Accrued liabilities	38.9	81.4	156.1	—	276.4
Intercompany notes payable	1,594.2	1,556.8	—	(3,151.0)	—
Short term debt and current portion of long-term debt	0.4	0.3	172.1	—	172.8
Total current liabilities	1,636.3	1,796.1	514.2	(3,151.0)	795.6
Long-term debt	1,622.4	149.9	0.2	—	1,772.5
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	241.1	72.1	—	313.2
Pension liabilities	639.2	5.1	43.5	—	687.8
Deferred income taxes	13.0	—	—	—	13.0
Other long-term liabilities	15.0	19.1	48.8	—	82.9
Total liabilities	3,925.9	2,411.3	678.8	(3,351.0)	3,665.0
Total stockholders’ equity (deficit)	1,489.4	(490.2)	5,909.6	(5,419.4)	1,489.4
Total liabilities and stockholders’ equity	$5,415.3	$1,921.1	$6,588.4	$(8,770.4)	$5,154.4

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended March 31, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$287.2	$578.7	$—	$865.9
Cost of sales	11.0	260.1	482.0	—	753.1
Gross profit (loss)	(11.0)	27.1	96.7	—	112.8
Selling and administrative expenses	21.2	9.7	28.6	—	59.5
Operating income (loss)	(32.2)	17.4	68.1	—	53.3
Interest income (expense), net	(38.6)	(21.2)	26.3	—	(33.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	93.9	0.5	2.8	(93.9)	3.3
Income (loss) before income tax provision (benefit)	23.1	(3.3)	97.2	(93.9)	23.1
Income tax provision (benefit)	2.0	(1.1)	35.5	(34.4)	2.0
Net income (loss)	21.1	(2.2)	61.7	(59.5)	21.1
Less: Net income attributable to noncontrolling interests	—	—	3.6	—	3.6
Net income (loss) attributable to ATI	$21.1	$(2.2)	$58.1	$(59.5)	$17.5
Comprehensive income (loss) attributable to ATI	$45.4	$(0.3)	$45.9	$(51.2)	$39.8

Condensed Statements of Cash Flows
For the three months ended March 31, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(40.7)	$0.5	$(70.0)	$—	$(110.2)
Investing Activities:
Purchases of property, plant and equipment	—	(8.7)	(16.1)	—	(24.8)
Net receipts/(payments) on intercompany activity	—	—	(59.1)	59.1	—
Asset disposals and other	—	0.1	2.5	—	2.6
Cash flows provided by (used in) investing activities	—	(8.6)	(72.7)	59.1	(22.2)
Financing Activities:
Payments on long-term debt and capital leases	(0.1)	(0.1)	(0.1)	—	(0.3)
Net borrowings under credit facilities	—	—	67.7	—	67.7
Net receipts/(payments) on intercompany activity	45.6	13.5	—	(59.1)	—
Shares repurchased for income tax withholding on share-based compensation	(4.8)	—	—	—	(4.8)
Cash flows provided by (used in) financing activities	40.7	13.4	67.6	(59.1)	62.6
Increase (decrease) in cash and cash equivalents	$—	$5.3	$(75.1)	$—	$(69.8)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2016

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.3	$2.5	$224.8	$—	$229.6
Accounts receivable, net	0.1	107.8	344.2	—	452.1
Intercompany notes receivable	—	—	2,892.9	(2,892.9)	—
Inventories, net	—	106.7	930.3	—	1,037.0
Prepaid expenses and other current assets	6.6	5.2	36.0	—	47.8
Total current assets	9.0	222.2	4,428.2	(2,892.9)	1,766.5
Property, plant and equipment, net	1.3	1,583.6	914.0	—	2,498.9
Goodwill	—	—	641.9	—	641.9
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	5,241.2	37.7	—	(5,278.9)	—
Other assets	23.0	25.5	214.2	—	262.7
Total assets	$5,274.5	$1,869.0	$6,398.3	$(8,371.8)	$5,170.0
Liabilities and stockholders’ equity:
Accounts payable	$3.1	$97.4	$193.8	$—	$294.3
Accrued liabilities	54.6	83.3	171.4	—	309.3
Intercompany notes payable	1,341.1	1,551.8	—	(2,892.9)	—
Short term debt and current portion of long-term debt	0.4	0.3	104.4	—	105.1
Total current liabilities	1,399.2	1,732.8	469.6	(2,892.9)	708.7
Long-term debt	1,621.7	150.0	0.2	—	1,771.9
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	244.0	73.7	—	317.7
Pension liabilities	778.5	5.2	44.2	—	827.9
Deferred income taxes	15.6	—	—	—	15.6
Other long-term liabilities	14.7	18.1	50.6	—	83.4
Total liabilities	3,829.7	2,350.1	638.3	(3,092.9)	3,725.2
Total stockholders’ equity (deficit)	1,444.8	(481.1)	5,760.0	(5,278.9)	1,444.8
Total liabilities and stockholders’ equity	$5,274.5	$1,869.0	$6,398.3	$(8,371.8)	$5,170.0

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

Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended March 31, 2017 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2016		$(965.5)		$(85.0)		$—		$2.4	$(45.6)	$(1,093.7)
OCI before reclassifications		—		8.4		—		(1.5)	(1.1)	5.8
Amounts reclassified from AOCI	(a)	10.8	(b)	—	(b)	—	(c)	(0.6)	6.3	16.5
Net current-period OCI		10.8		8.4		—		(2.1)	5.2	22.3
Balance, March 31, 2017		$(954.7)		$(76.6)		$—		$0.3	$(40.4)	$(1,071.4)
Attributable to noncontrolling interests:
Balance, December 31, 2016		$—		$9.7		$—		$—	$—	$9.7
OCI before reclassifications		—		2.0		—		—	—	2.0
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		2.0		—		—	—	2.0
Balance, March 31, 2017		$—		$11.7		$—		$—	$—	$11.7

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

The changes in AOCI by component, net of tax, for the three month period ended March 31, 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2015		$(951.2)		$(47.6)		$—		$(15.7)	$—	$(1,014.5)
OCI before reclassifications		13.9		(3.9)		—		(5.7)	—	4.3
Amounts reclassified from AOCI	(a)	12.2	(b)	—	(b)	—	(c)	3.1	—	15.3
Net current-period OCI		26.1		(3.9)		—		(2.6)	—	19.6
Balance, March 31, 2016		$(925.1)		$(51.5)		$—		$(18.3)	$—	$(994.9)
Attributable to noncontrolling interests:
Balance, December 31, 2015		$—		$19.4		$—		$—	$—	$19.4
OCI before reclassifications		—		(1.5)		—		—	—	(1.5)
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		(1.5)		—		—	—	$(1.5)
Balance, March 31, 2016		$—		$17.9		$—		$—	$—	$17.9

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

Other comprehensive income (loss) amounts (OCI) reported above by category are net of applicable income tax expense (benefit) for each year presented. Income tax expense (benefit) on OCI items is recorded as a change in a deferred tax asset or liability. Amounts recognized in OCI in 2017 include the impact of any deferred tax asset valuation allowances resulting from the Company’s three year cumulative loss position. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Reclassifications out of AOCI for the three month periods ended March 31, 2017 and 2016 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended March 31, 2017	Three months ended March 31, 2016		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$0.4	$(0.9)	(a)
Actuarial losses	(17.8)	(18.7)	(a)
	(17.4)	(19.6)	(c)	Total before tax
	(6.6)	(7.4)		Tax benefit (d)
	$(10.8)	$(12.2)		Net of tax
Derivatives
Nickel and other raw material contracts	$(0.9)	$(6.3)	(b)
Natural gas contracts	(2.3)	(6.3)	(b)
Foreign exchange contracts	4.1	7.6	(b)
	0.9	(5.0)	(c)	Total before tax
	0.3	(1.9)		Tax provision (benefit) (d)
	$0.6	$(3.1)		Net of tax

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

(d)	These amounts exclude the impact of any deferred tax asset valuation allowance.
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
At March 31, 2017, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $2 million for federal Superfund and comparable state-managed sites; $10 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
See Note 21. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016 for a discussion of legal proceedings affecting the Company.
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
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest market is aerospace & defense, particularly jet engines, and we have a strong presence in the oil & gas, electrical energy, medical, automotive, and other industrial markets. ATI is a market leader in manufacturing differentiated specialty alloys and forgings that require our unique manufacturing and precision machining capabilities and our innovative new product development competence. ATI produces nickel-based alloys and superalloys, titanium and titanium-based alloys, specialty alloys, stainless steels, and zirconium and other related alloys in many mill product forms. Our capabilities range from alloy development, to melting and hot-working, through highly engineered finished components. We are also a leader in producing nickel-based alloy and titanium-based alloy powders for use in next-generation jet engine forgings and 3D-printed products.
Our first quarter 2017 results were sales of $865.9 million and income before tax of $23.1 million, compared to sales of $757.5 million and a loss before tax of $132.3 million for the first quarter 2016. Our gross profit was $112.8 million, or 13% of sales, a significant $146.0 million improvement compared to the first quarter 2016, reflecting the benefits of our growing position on next-generation commercial aerospace programs and the significant restructuring actions taken in 2016 to improve our operating efficiencies and cost structure. Results for the first quarter 2016 include $26 million of costs associated with the work stoppage and return to work of USW-represented employees in March 2016 and a $9 million severance charge for the reduction of approximately one-third of the Flat Rolled Products salaried workforce. Net income attributable to ATI was $17.5 million, or $0.16 per share, in the first quarter 2017 compared to a net loss attributable to ATI of $101.2 million, or $(0.94) per share, for the first quarter 2016. Results in both periods include impacts from income taxes which differ from a standard 35% tax rate, primarily related to income tax valuation allowance changes.
We operate in two business segments, High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Compared to the first quarter 2016, sales increased 4% in the HPMC segment and 34% in the FRP segment. In our HPMC segment, sales to the commercial aerospace market, which represented 63% of first quarter 2017 HPMC sales, were 8% higher than the first quarter 2016, with strong growth in both the commercial jet engine and airframe markets. In addition, HPMC first quarter 2017 sales included higher demand from the oil & gas, medical, transportation and other industrial markets. The increase in sales in the FRP segment were due to higher shipment volume and selling prices for both standard stainless products and high-value products, as well as improved operating and delivery performance compared to 2016 results, which included effects from the work stoppage and additional disruption to operations during the return of USW-represented employees in March 2016.

ATI’s sales to the aerospace & defense market increased 5%, to $417 million, compared to the first quarter of 2016. Our HPMC segment saw continued growth in product sales for next-generation jet engines in the first quarter 2017, representing more than one-third of HPMC commercial jet engine sales.
Demand from the global aerospace and defense, oil & gas, electrical energy, automotive and medical markets represented 80% of our sales for the three months ended March 31, 2017 and 83% for the three months ended March 31, 2016. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three month periods ended March 31, 2017 and 2016 were as follows:

	Three months ended		Three months ended
Market	March 31, 2017		March 31, 2016
Aerospace & Defense	$417.2	48%	$397.4	52%
Oil & Gas	92.8	11%	59.1	7%
Automotive	75.9	9%	51.6	7%
Electrical Energy	51.6	6%	73.4	10%
Medical	50.2	6%	49.7	7%
Subtotal - Key Markets	687.7	80%	631.2	83%
Food Equipment & Appliances	59.0	7%	30.7	4%
Construction/Mining	50.0	5%	31.5	4%
Electronics/Computers/Communication	34.5	4%	23.8	3%
Transportation	18.7	2%	18.2	2%
Other	16.0	2%	22.1	4%
Total	$865.9	100%	$757.5	100%
For the first quarter 2017, international sales increased 12% to $341 million and represented 39% of total sales, compared to $304 million, or 40% of total sales, for the first quarter 2016. ATI’s international sales are mostly to the aerospace, oil & gas, electrical energy, automotive and medical markets. Sales of our high-value products (titanium and titanium-based alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, and precision and engineered strip) represented 82% of total sales for the three months ended March 31, 2017. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended March 31,
	2017	2016
High-Value Products
Nickel-based alloys and specialty alloys	26%	29%
Titanium and titanium-based alloys	18%	21%
Precision forgings, castings and components	18%	18%
Precision and engineered strip	14%	12%
Zirconium and related alloys	6%	8%
Total High-Value Products, excluding GOES	82%	88%
GOES (grain-oriented electrical steel)	—%	2%
Total High-Value Products, including GOES	82%	90%
Standard Products
Stainless steel sheet	10%	4%
Specialty stainless sheet	5%	3%
Stainless steel plate and other	3%	3%
Total Standard Products	18%	10%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 8.7 million pounds in the first quarter 2017, representing a 6% increase compared to the first quarter of 2016, due primarily to improved demand from global industrial markets.

Segment operating profit for the first quarter 2017 was $69.9 million, or 8.1% of sales, compared to a segment operating loss of $80.5 million, or (10.6)% of sales, for the first quarter 2016. Segment operating profit as a percentage of sales for the three month periods ended March 31, 2017 and 2016 was:

	Three months ended March 31,
	2017	2016
High Performance Materials & Components	10.0%	5.9%
Flat Rolled Products	5.3%	(41.4)%
Segment operating profit for the first quarter 2017 in the HPMC segment was $50.9 million, or 10.0% of sales, compared to $29.1 million, or 5.9% of sales, for the first quarter 2016. The improvement in HPMC segment operating profit reflects higher productivity from increasing aerospace & defense sales and the benefits of the 2016 titanium operations restructuring activities, including the Rowley, UT titanium sponge operations idling. HPMC results for the first quarter 2017 include $2 million of start-up costs for our Bakers Powder Operations, our new nickel-based powder alloys facility in North Carolina, which began operations in the first quarter.
The FRP segment operating income for the first quarter 2017 was $19.0 million, or 5.3% of sales, compared to a segment operating loss of $109.6 million, or (41.4)% of sales, for the first quarter 2016. This improvement is due to higher selling prices, including recovery of raw material costs and the $6 million benefit of a change in the ferrochrome surcharge calculation method. FRP segment results also reflect the benefits of our significant efforts on cost reductions and operating improvements, including benefits from the Hot Rolling and Processing Facility.
Our HPMC segment remains on track for 2017 sales growth of approximately 10%, and low-double-digit operating profit as a percentage of sales. We expect our cost structure to continue to improve throughout the year as a result of our 2016 titanium operations restructuring actions, including achieving a better balance of titanium raw material cost inputs following the 2016 idling of our Rowley, UT titanium sponge production facility. Additionally, our isothermal and hot-die forge press utilization continues to improve to meet aerospace demand growth, including new market share gains.
We expect to sustain the FRP segment’s return to profitability at a low-single digit level as a percentage of segment sales, after adjusting for impacts of the ferrochrome surcharge benchmark change on first quarter 2017 results. Order volumes remain at good levels as we move into the 2017 second quarter. However, our visibility into the second half of 2017 remains cautious, and while improved, conditions remain challenging in the oil & gas market.
Cash generation from operations remains a key focus. We do not expect to pay any U.S. federal income taxes in 2017 due to net operating loss carryforwards, and we intend to carefully balance our working capital and other cash needs with the pace of our capital expenditure requirements and financing obligations. Beyond 2017, we continue to expect capital expenditures to average no more than $100 million annually for the next several years.
Business Segment Results
High Performance Materials & Components (HPMC) Segment
First quarter 2017 sales increased 3.5% to $510.4 million compared to the first quarter 2016, primarily as a result of higher sales of nickel-based and specialty stainless alloys, and forged and cast components.
Demand from the aerospace and defense market continues to drive HPMC results as sales to this market represented 75% of first quarter segment sales: 43% jet engine, 20% airframe, and 12% government aero/defense. Sales to the commercial aerospace market, which represented 63% of first quarter 2017 sales, were 8% higher than the first quarter 2016, with strong growth in both the commercial jet engine and airframe markets. HPMC saw continued growth in product sales for next-generation jet engines in the first quarter 2017, representing more than one-third of HPMC commercial jet engine sales. Additionally, our isothermal and hot-die forge press utilization continues to improve to meet aerospace demand growth, including new market share gains.
Sales to the oil & gas market improved modestly, from low demand levels. Sales to the electrical energy market decreased 14%. First quarter 2017 results also included higher demand from the medical, transportation and other industrial markets.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2017 and 2016 is as follows:

	Three months ended		Three months ended
Market	March 31, 2017		March 31, 2016
Aerospace & Defense:
Jet Engines	$217.0	43%	$201.4	41%
Airframes	104.4	20%	97.3	20%
Government Aerospace & Defense	60.0	12%	59.3	12%
Total Aerospace & Defense	381.4	75%	358.0	73%
Medical	47.1	9%	47.5	10%
Electrical Energy	29.6	6%	34.6	7%
Oil & Gas	16.5	3%	14.6	3%
Construction/Mining	11.6	2%	10.6	2%
Transportation	8.0	2%	8.0	2%
Other	16.2	3%	19.7	3%
Total	$510.4	100%	$493.0	100%
International sales represented 46% of total segment sales for the first quarter of 2017. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the three months ended March 31, 2017 and 2016, is as follows:

	Three months ended March 31,
	2017	2016
High-Value Products
Precision forgings, castings and components	31%	28%
Nickel-based alloys and specialty alloys	30%	30%
Titanium and titanium-based alloys	28%	30%
Zirconium and related alloys	11%	12%
Total High-Value Products	100%	100%
Segment operating profit in the first quarter of 2017 increased to $50.9 million, or 10.0% of total sales, compared to $29.1 million, or 5.9% of total sales, for the first quarter of 2016, reflecting higher productivity from increasing aerospace & defense sales and the benefits of the 2016 titanium operations restructuring activities, including the Rowley, UT titanium sponge operations idling. Bakers Powder Operations, our new nickel-based powder alloys facility in North Carolina, began operations in the first quarter of 2017 and these results include $2 million of start-up costs for this facility. First quarter 2016 results included $5.3 million of non-recurring work stoppage and return to work costs for represented employees at two HPMC facilities.
Flat Rolled Products (FRP) Segment
First quarter 2017 sales increased 34% compared to the first quarter 2016, to $355.5 million, due to higher shipment volume and selling prices for both standard stainless products and high-value products, as well as improved operating and delivery performance compared to the prior year’s results, which included effects from the work stoppage and additional disruption to operations during the return of USW-represented employees in March 2016. Sales to the automotive market were 51% higher, and sales to the oil & gas market were 71% higher primarily due to project-based demand for chemical and hydrocarbon processing. Prior year results also include sales of unprofitable grain-oriented electrical steel (GOES) products and certain commodity standard stainless steel sheet products prior to the permanent idling of the Bagdad, PA and Midland, PA operations. First quarter 2017 FRP segment titanium shipments, including Uniti joint venture conversion, were 1.5 million pounds, a 62% increase compared to the first quarter 2016, reflecting stronger project-based demand from industrial titanium markets.

Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2017 and 2016 is as follows:

	Three months ended		Three months ended
Market	March 31, 2017		March 31, 2016
Oil & Gas	$76.3	21%	$44.5	17%
Automotive	73.9	21%	49.0	19%
Food Equipment & Appliances	58.7	17%	30.0	11%
Construction/Mining	38.5	11%	20.9	8%
Aerospace & Defense	35.8	10%	39.4	15%
Electronics/Computers/Communication	33.3	9%	23.0	9%
Electrical Energy	22.0	6%	38.9	15%
Transportation	10.7	3%	10.3	4%
Other	6.3	2%	8.5	2%
Total	$355.5	100%	$264.5	100%
International sales represented 30% of total segment sales for the first quarter of 2017. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the three months ended March 31, 2017 and 2016, is as follows:

	Three months ended March 31,
	2017	2016
High-Value Products
Precision and engineered strip	35%	34%
Nickel-based alloys and specialty alloys	20%	30%
Titanium and titanium-based alloys	4%	4%
Total High-Value Products, excluding GOES	59%	68%
GOES (grain-oriented electrical steel)	—%	7%
Total High-Value Products, including GOES	59%	75%
Standard Products
Stainless steel sheet	24%	11%
Specialty stainless sheet	12%	10%
Stainless steel plate	5%	4%
Total Standard Products	41%	25%
Grand Total	100%	100%
Segment operating profit was $19.0 million, or 5.3% of sales, for the first quarter of 2017, compared to a segment operating loss of $109.6 million, or (41.4)% of sales, for the first quarter of 2016, reflecting improved profitability due to higher operating levels, improved recovery on raw material costs, a $6 million benefit from the change to the ferrochrome surcharge calculation, and the benefits of cost reductions and restructuring actions, including the exit from the GOES market and the de-emphasis of certain commodity standard stainless sheet products, as discussed above. Segment operating results in 2016 were primarily driven by lower shipment volumes and selling prices, and also included $21.1 million of costs associated with the work stoppage and return-to-work of represented employees.

Comparative shipment volume and average selling price information of the segment’s products, excluding GOES, for the three months ended March 31, 2017 and 2016 is provided in the following table:

	Three months ended March 31,		%
	2017	2016	Change
Volume (000’s pounds):
High-Value	75,333	66,643	13%
Standard	114,985	67,036	72%
Total	190,318	133,679	42%
Average prices (per lb.):
High-Value	$2.77	$2.67	4%
Standard	$1.26	$0.98	29%
Combined Average	$1.86	$1.82	2%
Corporate Items

There was no net effect of changes in LIFO and net realizable value (NRV) inventory reserves for the first quarter 2017 or 2016. LIFO inventory valuation reserve charges of $8.1 million and $0.3 million for the first quarter 2017 and 2016, respectively, were offset by equal reductions in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost.
Corporate expenses for the first quarter 2017 were $10.3 million, compared to $11.0 million in the first quarter 2016. The decrease in corporate expenses was primarily the result of a benefit in 2017 related to company-owned life insurance policies.
Closed operations and other expenses for the first quarter 2017 were $3.0 million, compared to $3.5 million for the first quarter 2016. Closed operations and other expenses in the first quarter 2017 benefited from certain non-routine items involving property tax adjustments, changes to facility closure reserves, and non-operating royalty income, which reduced net costs by approximately $4 million. Closed operations costs in fiscal year 2017 are expected to be higher than in fiscal year 2016 due to the additions of the Rowley, UT, Midland, PA and Bagdad, PA facilities as a result of prior year closure actions. First quarter 2017 results also reflect lower environmental and retirement benefit expenses for closed operations.
First quarter 2016 results include a $9.0 million restructuring charge for severance obligations in the FRP business, with the reduction of approximately one-third of FRP’s salaried workforce. The severance charge was reported in restructuring charges.
Interest expense, net of interest income, in the first quarter 2017 was $33.5 million, compared to net interest expense of $28.3 million in the first quarter 2016. The increase in interest expense was primarily due to interest on the $287.5 million 4.75% Convertible Senior Notes due 2022 (the Convertible Notes) and the $100.0 million eighteen month term loan (Term Loan) issued during the second quarter of 2016, partially offset by lower average borrowings on our Asset Based Lending (ABL) Revolving Credit Facility. Capitalized interest reduced interest expense by $0.7 million in the first quarter of 2017 and $0.8 million in the first quarter of 2016.
Income Taxes
ATI maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets due to a three year cumulative loss condition. Results in both the first quarter 2017 and 2016 include impacts from income taxes which differ from a standard 35% tax rate, primarily related to income tax valuation allowance changes. First quarter 2017 results included a provision for income taxes of $2.0 million, or 8.7% of income before income taxes, which includes $1.3 million of discrete tax benefits recognized in the quarter. The first quarter 2017 projected annual effective tax rate was 14.1% excluding these discrete benefits, primarily relating to foreign operations. The first quarter 2016 benefit for income taxes was $34.2 million, or 25.9% of the loss before income taxes, which includes $0.8 million of discrete tax benefits.
Financial Condition and Liquidity
We have an ABL Revolving Credit Facility, which matures in September 2020 and is collateralized by the accounts receivable and inventory of our domestic operations. The revolving credit portion of the ABL facility is $400 million, which includes a letter of credit sub-facility of up to $200 million.

The ABL facility includes an eighteen month term loan (Term Loan) in the amount of $100.0 million, with an interest rate of 3.5% plus a LIBOR spread. The Term Loan is due on November 13, 2017, however we have support from our agent bank to extend the duration of this Term Loan from November 2017 to September of 2020, subject to customary due diligence and other closing activities. We expect to finalize this Term Loan extension in the second quarter of 2017.
As amended in May 2016, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 2.0% and 2.5% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount or (ii) $40.0 million. We do not meet this required fixed charge coverage ratio at March 31, 2017. As a result, we are not able to access this remaining 12.5%, or $62.5 million, of the ABL facility until it meets the required ratio. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the agreement, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019, and that such liquidity is available at all times thereafter until the 9.375% Senior Notes due 2019 are paid in full or refinanced. There were $60 million of outstanding borrowings under the ABL facility as of March 31, 2017, and $42.9 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first three months of 2017 and 2016 were $4 million and $188 million, respectively, bearing an average annual interest rate of 3.43% and 1.685%, respectively.
At March 31, 2017, we had $160 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $230 million. We do not expect to pay any U.S. federal income taxes in 2017 due to net operating loss carryforwards. We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs, including currently projected required contributions to the ATI Pension Plan, our U.S. qualified defined benefit pension plan. In March 2017, we made a $135 million cash contribution to the ATI Pension Plan, which completes our funding requirements for 2017. We currently expect to continue to have average annual funding requirements of approximately $135 million to the ATI Pension Plan for the next few years, using the expected rate of return on plan assets. However these pension funding estimates are subject to significant uncertainty, including potential changes to mortality tables with revised longevity estimates, and the performance of our pension trust assets. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the three months ended March 31, 2017, cash used in operations was $110.2 million, and included a $135.0 million contribution to the ATI Pension Plan in March 2017 and a $11.2 million use from higher managed working capital balances. As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2017, managed working capital decreased to 37.1% of annualized total ATI sales, compared to 40.0% of annualized sales at December 31, 2016. During the first quarter of 2017, managed working capital increased by $11.2 million, primarily due to increased business activity. The increase in managed working capital from December 31, 2016 resulted from a $51.8 million increase in accounts receivable and an $11.5 million increase in inventory, partially offset by a $52.1 million increase in accounts payable. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by 3% as of March 31, 2017 compared to year end 2016. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained fairly consistent at March 31, 2017 compared to year end 2016.

The components of managed working capital at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
(In millions)	2017	2016
Accounts receivable	$504.6	$452.1
Inventory	1,051.9	1,037.0
Accounts payable	(346.4)	(294.3)
Subtotal	1,210.1	1,194.8
Allowance for doubtful accounts	6.6	7.3
Adjustment from current cost to LIFO cost basis	(89.3)	(97.3)
Inventory valuation reserves	157.6	169.0
Managed working capital	$1,285.0	$1,273.8
Annualized prior 3 months sales	$3,463.5	$3,184.2
Managed working capital as a % of annualized sales	37.1%	40.0%
Change in managed working capital from December 31, 2016	$11.2
Cash used in investing activities was $22.2 million in the first quarter of 2017, with $24.8 million for capital expenditures partially offset by cash proceeds from sales of assets. Our capital expansion project at our STAL joint venture in China is ongoing and will be fully funded by STAL’s operations. The HPMC segment capital expansion project for our new nickel-based powder alloys facility in North Carolina began operations in the first quarter 2017. We continue to estimate that 2017 capital expenditures will be $125 million. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $62.6 million and consisted primarily of $60.0 million of borrowings on the ABL credit facility. At March 31, 2017, cash and cash equivalents on hand totaled $159.8 million, a decrease of $69.8 million from year end 2016. Cash and cash equivalents held by our foreign subsidiaries was $82.9 million at March 31, 2017, of which $53.0 million was held by STAL, the Company’s Chinese joint venture in which ATI has a 60% interest.
Debt
Total debt outstanding increased $67.3 million to $1,961.4 million at March 31, 2017 compared to December 31, 2016. This increase was primarily due to $60.0 million of borrowings on the ABL credit facility in the first quarter 2017.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. These leverage ratios increased in 2017 primarily as a result of additional debt from borrowings on the ABL credit facility and lower cash balances due to a $135 million contribution made to the ATI Pension Plan in March 2017. Net debt as a percentage of total capitalization was 56.4% at March 31, 2017, compared to 55.1% at December 31, 2016. The net debt to total capitalization was determined as follows:

(In millions)	March 31, 2017	December 31, 2016
Total debt (a)	$1,961.4	$1,894.1
Less: Cash	(159.8)	(229.6)
Net debt	$1,801.6	$1,664.5
Total ATI stockholders’ equity	1,394.2	1,355.2
Net ATI total capital	$3,195.8	$3,019.7
Net debt to ATI total capital	56.4%	55.1%

Total debt to total capitalization of 58.5% at March 31, 2017 increased from 58.3% at December 31, 2016.
Total debt to total capitalization was determined as follows:

(In millions)	March 31, 2017	December 31, 2016
Total debt (a)	$1,961.4	$1,894.1
Total ATI stockholders’ equity	1,394.2	1,355.2
Total ATI capital	$3,355.6	$3,249.3
Total debt to total ATI capital	58.5%	58.3%

(a)	Excludes debt issuance costs.
Dividends
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
Critical Accounting Policies
Inventory
At March 31, 2017, we had net inventory of $1,051.9 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the first quarters ended March 31, 2017 and 2016, the LIFO inventory valuation method resulted in cost of sales that were $8.1 million and $0.3 million higher, respectively, than would have been recognized under the FIFO methodology to value our inventory.

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
The calculation of a resulting NRV inventory reserve, if any, is recognized as an expense in the period that the need for the reserve is identified.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2017	2016
LIFO benefit (charge)	$(8.1)	$(0.3)
NRV benefit (charge)	8.1	0.3
Net cost of sales impact	$—	$—

We also recorded inventory valuation charges for the market-based valuation of Rowley-produced titanium sponge inventory. These lower of cost or market charges were $10.0 million for the first quarter ended March 31, 2016.
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At March 31, 2017, ATI had $642.6 million of goodwill on its consolidated balance sheet, an increase of $0.7 million from December 31, 2016 due to foreign currency translation on goodwill for reporting units with functional currency other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment.

Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at March 31, 2017.

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
Beginning in 2015, our results reflected a three year cumulative loss from U.S. operations, which continues through the first quarter 2017; prior thereto, our historical domestic results reflected a three year cumulative profit. As a result, we established deferred tax asset valuation allowances for certain U.S. Federal and state deferred tax assets. These deferred tax valuation allowances on U.S. Federal and state deferred tax assets, as well as valuation allowances for certain foreign jurisdictions, had the effect of significantly reducing the reported income tax provision/benefit applicable to the pre-tax income/loss in each period. In addition, we have $40.4 million of valuation allowances on amounts recorded in other comprehensive income as of March 31, 2017.
While we remain in a cumulative loss condition, our ability to evaluate the realizability of deferred tax assets in that jurisdiction is generally limited to the ability to offset timing differences on taxable income associated with deferred tax liabilities. Therefore, a change in estimate of deferred tax asset valuation allowances for federal, state, or foreign jurisdictions during this cumulative loss condition period will primarily be affected by changes in estimates of the time periods that deferred tax assets and liabilities will be realized, or on a limited basis to tax planning strategies that may result in a change in the amount of taxable income realized.
Retirement Benefits

For ERISA (Employee Retirement Income Security Act of 1974, as amended) funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using a IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. These IRS-determined mortality assumptions are generally expected to be revised in the future to project greater participant longevity, which would increase pension liabilities as calculated for funding purposes. We currently expect to continue to have average annual funding requirements of approximately $135 million to the ATI Pension Plan for the next few years, using the expected rate of return on plan assets, which is 7.75% for 2017. However, these pension funding estimates are subject to significant uncertainty, including potential changes to mortality tables with revised longevity estimates, and the performance of our pension trust assets. Pension trust asset performance is dependent on the market value of plan assets as of the end of the year. In March 2017, we made a $135 million cash contribution to the ATI Pension Plan to improve the plan’s funded position.
Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty materials; (b) material adverse changes in the markets we serve, including the aerospace and defense, oil and gas, electrical energy, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) continued decline in, or volatility of, prices and availability of supply, of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; (g) labor disputes or work stoppage; and (h) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2016, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
At March 31, 2017, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. In the first quarter of 2016, due to changes in expected operating levels within Flat Rolled Products segment operations, the Company concluded that a portion of these natural gas cash flow hedges for the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized a $1.1 million pre-tax loss for the ineffective portion of these 2017 cash flow hedges along with a market value adjustment to the previously-determined ineffective 2016 natural gas hedges, which is reported in selling and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2016. Approximately 75% of our forecasted domestic requirements for natural gas for the remainder of 2017 and approximately 25% for 2018 are hedged. The net mark-to-market valuation of these outstanding natural gas hedges at March 31, 2017 was an unrealized pre-tax loss of $2.1 million, comprised of $0.1 million in prepaid expense and other current assets, $2.1 million in accrued liabilities and $0.1 million in other long-term liabilities. For the three months ended March 31, 2017, the effects of natural gas hedging activity increased cost of sales by $2.3 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2016, we used approximately 80 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $80 million. In addition, in 2016, we also used approximately 300 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of $0.01 per pound would result in increased costs of approximately $3 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2017, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 28 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 35% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2017, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $9.4 million, comprised of $2.9 million in prepaid expense and other current assets, $2.9 million in other long-term assets, $6.4 million in accrued liabilities and $8.8 million in other long-term liabilities on the balance sheet.
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
In 2015, we net settled substantially all of our foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of March 31, 2017, we held 32.4 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. We recorded $0.3 million and $5.6 million of charges in cost of sales on the consolidated statement of operations in the three months ended March 31, 2017 and 2016, respectively, for maturities and mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 10 million euro notional value outstanding as of March 31, 2017 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2017.
At March 31, 2017, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $1.9 million, of which $1.9 million is included in prepaid expense and other current assets, $0.1 million is in other long-term assets, and $0.1 million in accrued liabilities on the balance sheet.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As disclosed under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016, management identified a material weakness in internal control over financial reporting relating to the calculation and review of deferred tax asset valuation allowances.

In the first quarter of 2017, the Company has begun to implement changes to the income tax process, which include, but are not limited to, supplementing the internal tax team with additional subject matter resources and augmenting the internal review procedures to include consultation and external review procedures over the quarterly and annual income tax calculations that are used to determine the income tax provision or benefit reported in the Company’s consolidated financial statements. In addition, the Company has begun to implement changes to the design of controls to separately identify a key control regarding the calculation and review of deferred tax asset valuation allowances, and has begun to implement changes to ensure that income tax controls include specific activities to ensure the proper application of accounting principles related to the deferred tax asset valuation allowance, and to ensure that controls function at an appropriate level of precision. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently expect to complete remediation of the material weakness by December 31, 2017.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the first quarter of 2017 and have concluded that, other than as discussed above under “Evaluation of Disclosure Controls and Procedures,” there were no changes to our internal control over financial reporting during the first quarter of 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2016, and addressed in Note 13 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 1A.	Risk Factors
The following is an update to, and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Labor Matters. We have approximately 8,500 full-time employees. Approximately 40% of our workforce is covered by various collective bargaining agreements, predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). At various times, our collective bargaining agreements with unions expire and are subject to renegotiation. Our collective bargaining agreement with the USW that covers approximately 500 ATI Specialty Alloys & Components employees that expired on Apri1 1, 2017 has been extended until June 30, 2017 during negotiations with the USW, which are ongoing. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could have a material adverse effect on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	105,255	$21.75	—	$—
February 1-28, 2017	130,132	19.55	—	$—
March 1-31, 2017	—	—	—	$—
Total	235,387	20.53	—	$—

Item 6.	Exhibits
(a) Exhibits

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	May 2, 2017	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2017	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document