Form 10-Q
period 2017-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2017-08-02
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 21, 2017, the registrant had outstanding 108,879,684 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$154.6	$229.6
Accounts receivable, net	538.6	452.1
Inventories, net	1,076.2	1,037.0
Prepaid expenses and other current assets	30.7	47.8
Total Current Assets	1,800.1	1,766.5
Property, plant and equipment, net	2,492.3	2,498.9
Goodwill	643.5	641.9
Other assets	250.4	262.7
Total Assets	$5,186.3	$5,170.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$355.5	$294.3
Accrued liabilities	278.0	309.3
Short term debt and current portion of long-term debt	67.5	105.1
Total Current Liabilities	701.0	708.7
Long-term debt	1,876.6	1,771.9
Accrued postretirement benefits	308.0	317.7
Pension liabilities	682.9	827.9
Deferred income taxes	20.1	15.6
Other long-term liabilities	83.3	83.4
Total Liabilities	3,671.9	3,725.2
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at June 30, 2017 and December 31, 2016; outstanding-108,879,682 shares at June 30, 2017 and 108,925,254 shares at December 31, 2016	11.0	11.0
Additional paid-in capital	1,191.3	1,188.8
Retained earnings	1,303.8	1,277.1
Treasury stock: 815,489 shares at June 30, 2017 and 769,917 shares at December 31, 2016	(25.4)	(28.0)
Accumulated other comprehensive loss, net of tax	(1,067.2)	(1,093.7)
Total ATI stockholders’ equity	1,413.5	1,355.2
Noncontrolling interests	100.9	89.6
Total Equity	1,514.4	1,444.8
Total Liabilities and Equity	$5,186.3	$5,170.0

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales	$880.2	$810.5	$1,746.1	$1,568.0

Cost of sales	767.9	762.3	1,521.0	1,553.0
Gross profit	112.3	48.2	225.1	15.0
Selling and administrative expenses	66.7	59.3	126.2	121.9
Restructuring charges	—	1.0	—	10.0
Operating income (loss)	45.6	(12.1)	98.9	(116.9)
Interest expense, net	(34.5)	(30.3)	(68.0)	(58.6)
Other income, net	0.2	1.0	3.5	1.8
Income (loss) before income taxes	11.3	(41.4)	34.4	(173.7)
Income tax benefit	(2.1)	(25.9)	(0.1)	(60.1)
Net income (loss)	13.4	(15.5)	34.5	(113.6)
Less: Net income attributable to noncontrolling interests	3.3	3.3	6.9	6.4
Net income (loss) attributable to ATI	$10.1	$(18.8)	$27.6	$(120.0)

Basic net income (loss) attributable to ATI per common share	$0.09	$(0.18)	$0.26	$(1.12)

Diluted net income (loss) attributable to ATI per common share	$0.09	$(0.18)	$0.25	$(1.12)

Dividends declared per common share	$—	$0.08	$—	$0.16
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$13.4	$(15.5)	$34.5	$(113.6)
Currency translation adjustment
Unrealized net change arising during the period	4.4	(9.8)	14.8	(15.2)
Derivatives
Net derivatives gain (loss) on hedge transactions	(8.2)	26.3	(10.8)	17.1
Reclassification to net income (loss) of net realized loss (gain)	(1.4)	2.9	(2.3)	7.9
Income taxes on derivative transactions	(5.0)	11.1	(5.0)	9.5
Total	(4.6)	18.1	(8.1)	15.5
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	18.0	18.8	35.8	37.5
Net gain arising during the period	—	—	—	22.5
Prior service cost
Amortization to net income (loss) of net prior service cost (credits)	(0.4)	(0.5)	(0.8)	0.4
Income taxes on postretirement benefit plans	13.0	6.9	13.0	22.9
Total	4.6	11.4	22.0	37.5
Other comprehensive income, net of tax	4.4	19.7	28.7	37.8
Comprehensive income (loss)	17.8	4.2	63.2	(75.8)
Less: Comprehensive income attributable to noncontrolling interests	3.5	1.8	9.1	3.4
Comprehensive income (loss) attributable to ATI	$14.3	$2.4	$54.1	$(79.2)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2017	2016
Operating Activities:
Net income (loss)	$34.5	$(113.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	80.6	87.8
Deferred taxes	7.6	(62.4)
Changes in operating assets and liabilities:
Inventories	(39.2)	177.3
Accounts receivable	(86.5)	(92.2)
Accounts payable	58.2	(37.3)
Retirement benefits (a)	(135.0)	10.3
Accrued income taxes	0.9	0.1
Accrued liabilities and other	(6.6)	(3.6)
Cash used in operating activities	(85.5)	(33.6)
Investing Activities:
Purchases of property, plant and equipment	(55.3)	(145.3)
Asset disposals and other	3.3	1.8
Cash used in investing activities	(52.0)	(143.5)
Financing Activities:
Borrowings on long-term debt	7.3	387.5
Payments on long-term debt and capital leases	(0.8)	(0.6)
Net borrowings under credit facilities	59.4	2.5
Debt issuance costs	(0.8)	(10.4)
Dividends paid to stockholders	—	(17.2)
Acquisition of noncontrolling interests	—	(12.2)
Sale to noncontrolling interests	2.2	—
Shares repurchased for income tax withholding on share-based compensation	(4.8)	—
Cash provided by financing activities	62.5	349.6
Increase (decrease) in cash and cash equivalents	(75.0)	172.5
Cash and cash equivalents at beginning of period	229.6	149.8
Cash and cash equivalents at end of period	$154.6	$322.3
(a) Includes a $(135) million contribution to the U.S. defined benefit pension plan in 2017.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2015	$11.0	$1,161.7	$1,945.9	$(21.3)	$(1,014.5)	$101.6	$2,184.4
Net income (loss)	—	—	(120.0)	—	—	6.4	(113.6)
Other comprehensive income (loss)	—	—	—	—	40.8	(3.0)	37.8
Cash dividends on common stock ($0.16 per share)	—	—	(17.2)	—	—	—	(17.2)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Employee stock plans	—	16.4	(2.0)	(6.4)	—	—	8.0
Balance, June 30, 2016	$11.0	$1,178.1	$1,806.7	$(27.7)	$(973.7)	$104.9	$2,099.3
Balance, December 31, 2016	$11.0	$1,188.8	$1,277.1	$(28.0)	$(1,093.7)	$89.6	$1,444.8
Net income	—	—	27.6	—	—	6.9	34.5
Other comprehensive income	—	—	—	—	26.5	2.2	28.7
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	2.2	2.2
Employee stock plans	—	2.5	(0.9)	2.6	—	—	4.2
Balance, June 30, 2017	$11.0	$1,191.3	$1,303.8	$(25.4)	$(1,067.2)	$100.9	$1,514.4
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

In May 2014, the FASB issued changes to revenue recognition with customers, which is required to be adopted by the Company in fiscal year 2018. This update provides a five-step analysis of transactions to determine when and how revenue is recognized, along with expanded disclosure requirements. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. Although the Company is currently evaluating the impact of this standard on individual customer contracts, the Company has evaluated the impact of this standard on the broad categories of its customer contracts, and anticipates the adoption of this guidance will not have a material impact on the consolidated statement of operations but does expect an impact to the consolidated balance sheet for reclassifications to contract assets and liabilities, the magnitude of which is still being determined. The Company also expects an increase to financial statement footnote disclosures regarding revenues, contract assets and contract liabilities as a result of this accounting standard update.
Note 2. Inventories
Inventories at June 30, 2017 and December 31, 2016 were as follows (in millions):

	June 30, 2017	December 31, 2016
Raw materials and supplies	$141.6	$149.6
Work-in-process	886.7	837.9
Finished goods	159.4	161.7
Total inventories at current cost	1,187.7	1,149.2
Adjustment from current cost to LIFO cost basis	79.1	97.3
Inventory valuation reserves	(150.2)	(169.0)
Progress payments	(40.4)	(40.5)
Total inventories, net	$1,076.2	$1,037.0

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

	Six months ended June 30,
	2017	2016
LIFO benefit (charge)	$(18.2)	$(4.6)
NRV benefit (charge)	18.1	5.0
Net cost of sales impact	$(0.1)	$0.4
The first six months of 2016 results included $17.7 million in inventory valuation charges related to the market-based valuation of titanium products.
Note 3. Property, Plant and Equipment
Property, plant and equipment at June 30, 2017 and December 31, 2016 was as follows (in millions):

	June 30, 2017	December 31, 2016
Land	$31.5	$31.4
Buildings	840.3	829.6
Equipment and leasehold improvements	3,527.0	3,497.2
	4,398.8	4,358.2
Accumulated depreciation and amortization	(1,906.5)	(1,859.3)
Total property, plant and equipment, net	$2,492.3	$2,498.9
The construction in progress portion of property, plant and equipment at June 30, 2017 was $77.1 million.
Note 4. Debt
Debt at June 30, 2017 and December 31, 2016 was as follows (in millions):

	June 30, 2017	December 31, 2016
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	287.5
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Term Loan due 2022	100.0	100.0
U.S. revolving credit facility	60.0	—
Foreign credit facilities	4.0	4.4
Other	8.6	2.2
Debt issuance costs	(16.0)	(17.1)
Total debt	1,944.1	1,877.0
Short term debt and current portion of long-term debt	67.5	105.1
Total long-term debt	$1,876.6	$1,771.9

(a)	Bearing interest at 7.875% effective February 15, 2016.

Revolving Credit Facility
The Company has an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The revolving credit portion of the ABL facility is $400 million, which includes a letter of credit sub-facility of up to $200 million. The ABL facility includes a term loan (Term Loan) in the amount of $100.0 million.
In June 2017, the ABL facility was amended to, among other things, extend the duration of the facility from September 2020 to February 2022. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10%, as amended, of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40.0 million. The Company does not meet this required fixed charge coverage ratio at June 30, 2017. As a result, the Company is not able to access $50.0 million of the revolving credit portion of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019 and at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 9.375% Senior Notes due 2019 and the 5.95% Senior Notes due 2021 are paid in full or refinanced. Costs associated with entering into the ABL amendment were $1.0 million, and are being amortized, along with any previous unamortized deferred costs, to interest expense over the extended term of the facility ending February 2022.
Also in June 2017, the $100.0 million Term Loan was amended to extend the maturity date from November 2017 to February 2022 and to reduce the interest rate to 3.0% plus a LIBOR spread. The amended Term Loan can be prepaid in minimum increments of $50.0 million on or after the earlier of December 2018 or upon refinancing or retirement of the 9.375% Senior Notes due 2019 if certain minimum liquidity conditions are satisfied. The underwriting costs associated with amending the Term Loan were $0.8 million, and are being amortized, along with any previous unamortized deferred costs, to interest expense over the extended term of the loan ending February 2022.
As of June 30, 2017, there were $60.0 million of outstanding borrowings under the ABL facility, and $45.1 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first six months of 2017 and 2016 were $36 million and $164 million, respectively, bearing an average annual interest rate of 3.376% and 1.757%, respectively.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2017, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 27 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 35% of a single year’s estimated nickel raw material purchase requirements.

At June 30, 2017, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. In the first six months of 2016, due to changes in expected operating levels within Flat Rolled Products segment operations, the Company concluded that additional portions of these natural gas cash flow hedges for 2016 and the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized $0.2 million and $1.3 million of pre-tax losses for the three and six months ended June 30, 2016, respectively, for natural gas cash flow hedge ineffectiveness, which is reported in selling and administrative expenses on the consolidated statement of operations. At June 30, 2017 the Company hedged approximately 70% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2017, approximately 35% for 2018, and approximately 25% for 2019.
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
In 2015, the Company net settled substantially all of its foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of June 30, 2017, the Company held 21.6 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. The Company recorded $1.9 million and $2.2 million of charges in the three and six months ended June 30, 2017, respectively, and a $3.1 million benefit and a $2.5 million charge in the three and six months ended June 30, 2016, respectively, in costs of sales on the consolidated statement of operations for maturities and mark-to-market changes on these fair value hedges.
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

(In millions) Asset derivatives	Balance sheet location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.2	$2.4
Natural gas contacts	Prepaid expenses and other current assets	0.1	0.2
Nickel and other raw material contracts	Prepaid expenses and other current assets	1.3	2.2
Foreign exchange contracts	Other assets	—	0.2
Natural gas contracts	Other assets	0.2	0.2
Nickel and other raw material contracts	Other assets	1.2	3.3
Total derivatives designated as hedging instruments		3.0	8.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.6
Total derivatives not designated as hedging instruments		—	0.6
Total asset derivatives		$3.0	$9.1
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$1.9	$2.5
Nickel and other raw material contracts	Accrued liabilities	8.1	6.7
Foreign exchange contracts	Accrued liabilities	0.7	—
Natural gas contracts	Other long-term liabilities	0.2	—
Nickel and other raw material contracts	Other long-term liabilities	9.6	9.4
Foreign exchange contracts	Other long-term liabilities	—	0.1
Total derivatives designated as hedging instruments		20.5	18.7
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued Liabilities	0.3	—
Total derivatives not designated as hedging instruments		0.3	—
Total liability derivatives		$20.8	$18.7
For derivative financial instruments that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period results. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances effecting results of operations or other comprehensive income, when applicable (see Note 12 for further explanation).
Assuming market prices remain constant with those at June 30, 2017, a loss of $5.7 million, net of tax and excluding income tax valuation allowance changes, is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2017 and 2016 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Hedging Relationships	2017	2016	2017	2016	2017	2016
Nickel and other raw material contracts	$(4.6)	$12.2	$(1.0)	$(3.8)	$—	$—
Natural gas contracts	(0.5)	4.3	(0.7)	(2.7)	—	(0.2)
Foreign exchange contracts	(0.1)	(0.2)	2.5	4.9	—	—
Total	$(5.2)	$16.3	$0.8	$(1.6)	$—	$(0.2)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Hedging Relationships	2017	2016	2017	2016	2017	2016
Nickel and other raw material contracts	$(4.4)	$8.8	$(1.6)	$(7.7)	$—	$—
Natural gas contracts	(2.1)	2.3	(2.1)	(5.9)	—	(0.9)
Foreign exchange contracts	(0.2)	(0.5)	5.1	9.6	—	—
Total	$(6.7)	$10.6	$1.4	$(4.0)	$—	$(0.9)

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
The Company has 8 million euro notional value outstanding as of June 30, 2017 of foreign currency forward contracts not designated as hedges, with maturity dates into the fourth quarter of 2017. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized on Derivatives
	Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
Foreign exchange contracts	$(0.5)	$0.7	$(0.6)	$0.1
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows.

Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2017 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$154.6	$154.6	$154.6	$—
Derivative financial instruments:
Assets	3.0	3.0	—	3.0
Liabilities	20.8	20.8	—	20.8
Debt (a)	1,960.1	2,122.1	1,949.5	172.6

The estimated fair value of financial instruments at December 31, 2016 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$229.6	$229.6	$229.6	$—
Derivative financial instruments:
Assets	9.1	9.1	—	9.1
Liabilities	18.7	18.7	—	18.7
Debt (a)	1,894.1	1,975.0	1,868.4	106.6

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
For the three month periods ended June 30, 2017 and 2016, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Service cost - benefits earned during the year	$3.5	$5.1	$0.6	$0.7
Interest cost on benefits earned in prior years	29.2	31.3	3.6	3.9
Expected return on plan assets	(36.7)	(37.1)	—	—
Amortization of prior service cost (credit)	0.3	0.3	(0.7)	(0.8)
Amortization of net actuarial loss	15.7	16.4	2.3	2.4
Total retirement benefit expense	$12.0	$16.0	$5.8	$6.2
For the six month periods ended June 30, 2017 and 2016, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost - benefits earned during the year	$7.0	$10.3	$1.2	$1.3
Interest cost on benefits earned in prior years	58.4	62.7	7.3	8.0
Expected return on plan assets	(73.4)	(74.3)	—	—
Amortization of prior service cost (credit)	0.6	0.6	(1.4)	(0.2)
Amortization of net actuarial loss	31.3	32.7	4.5	4.8
Total retirement benefit expense	$23.9	$32.0	$11.6	$13.9
Effective January 31, 2017, closure of the U.K. defined benefit pension plan to future accruals for service and pay (hard freeze) occurred. In March 2017, the Company made a $135 million cash contribution to the ATI Pension Plan, its U.S. qualified defined benefit pension plan, completing the Company’s funding requirements for 2017.
Note 8. Income Taxes
The Company maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets due to a three year cumulative loss condition which limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. Results in both 2017 and 2016 include impacts from income taxes which differ from a standard 35% tax rate, primarily related to income tax valuation allowance changes. Second quarter 2017 results included a benefit for income taxes of $2.1 million, which includes $5.4 million of discrete tax benefits recognized in the quarter largely for the effects of amending tax returns for prior periods in certain domestic jurisdictions. The second quarter 2016 benefit for income taxes was $25.9 million, which includes $2.8 million of discrete tax benefits.

For the first six months of 2017, the benefit for income taxes was $0.1 million, compared to a benefit for income taxes of $60.1 million, or 34.6% of the loss before income taxes, for the comparable 2016 period. The first six months of 2017 and 2016 included discrete tax benefits of $6.7 million and $3.6 million, respectively.
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total sales:
High Performance Materials & Components	$543.3	$511.1	$1,067.0	$1,019.0
Flat Rolled Products	373.2	324.3	746.2	605.5
	916.5	835.4	1,813.2	1,624.5
Intersegment sales:
High Performance Materials & Components	16.9	12.7	30.2	27.6
Flat Rolled Products	19.4	12.2	36.9	28.9
	36.3	24.9	67.1	56.5
Sales to external customers:
High Performance Materials & Components	526.4	498.4	1,036.8	991.4
Flat Rolled Products	353.8	312.1	709.3	576.6
	$880.2	$810.5	$1,746.1	$1,568.0
Operating profit (loss):
High Performance Materials & Components	$68.0	$38.8	$118.9	$67.9
Flat Rolled Products	2.9	(31.8)	21.9	(141.4)
Total operating profit (loss)	70.9	7.0	140.8	(73.5)
LIFO and net realizable value reserves	(0.1)	0.4	(0.1)	0.4
Corporate expenses	(11.8)	(11.8)	(22.1)	(22.8)
Closed operations and other expenses	(13.2)	(5.7)	(16.2)	(9.2)
Restructuring and other charges	—	(1.0)	—	(10.0)
Interest expense, net	(34.5)	(30.3)	(68.0)	(58.6)
Income (loss) before income taxes	$11.3	$(41.4)	$34.4	$(173.7)

Closed operations and other expenses in 2017 reflect higher costs due to the additions of the Rowley, UT, Midland, PA and Bagdad, PA facilities as a result of closure actions in 2016. Closed operations and other expenses in 2017 also reflect more significant foreign currency impacts, primarily from the Company’s European Treasury Center operation.

The first six months of 2016 include $10.0 million of restructuring charges for severance obligations. During the first quarter of 2016, a $9.0 million charge was recorded for severance obligations in the FRP operations, with the reduction of approximately one-third of FRP’s salaried workforce, which was largely completed by the end of 2016. During the second quarter of 2016, an additional $1.0 million charge was recorded for severance obligations in the HPMC segment. These severance charges were excluded from segment operating results. Reserves for restructuring charges at June 30, 2017 were $13.4 million, of which $6.6 million relates to severance and employee benefit costs and $6.8 million to closure costs. The decline in these reserves compared to $33.1 million at December 31, 2016 is due to payments. These restructuring reserves are expected to be substantially paid in 2017.

Note 10. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six months ended
(In millions, except per share amounts)	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Numerator for basic income (loss) per common share –
Net income (loss) attributable to ATI	$10.1	$(18.8)	$27.6	$(120.0)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	1.8	—	4.8	—
Numerator for diluted income (loss) per common share –
Net income (loss) attributable to ATI after assumed conversions	$11.9	$(18.8)	$32.4	$(120.0)
Denominator:
Denominator for basic net income (loss) per common share – weighted average shares	107.7	107.3	107.6	107.3
Effect of dilutive securities:
Share-based compensation	0.7	—	0.8	—
4.75% Convertible Senior Notes due 2022	19.9	—	19.9	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	128.3	107.3	128.3	107.3
Basic net income (loss) attributable to ATI per common share	$0.09	$(0.18)	$0.26	$(1.12)
Diluted net income (loss) attributable to ATI per common share	$0.09	$(0.18)	$0.25	$(1.12)
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three and six month period ended June 30, 2017. There were 9.3 million and 5.0 million anti-dilutive shares for the three and six month period ended June 30, 2016, respectively.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.5	$2.6	$149.5	$—	$154.6
Accounts receivable, net	0.1	136.8	401.7	—	538.6
Intercompany notes receivable	—	—	3,282.0	(3,282.0)	—
Inventories, net	—	160.2	916.0	—	1,076.2
Prepaid expenses and other current assets	5.3	4.1	21.3	—	30.7
Total current assets	7.9	303.7	4,770.5	(3,282.0)	1,800.1
Property, plant and equipment, net	1.1	1,585.6	905.6	—	2,492.3
Goodwill	—	—	643.5	—	643.5
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	5,498.2	37.7	—	(5,535.9)	—
Other assets	26.8	19.3	204.3	—	250.4
Total assets	$5,534.0	$1,946.3	$6,723.9	$(9,017.9)	$5,186.3
Liabilities and stockholders’ equity:
Accounts payable	$3.1	$161.2	$191.2	$—	$355.5
Accrued liabilities	51.8	75.9	150.3	—	278.0
Intercompany notes payable	1,670.6	1,611.4	—	(3,282.0)	—
Short term debt and current portion of long-term debt	0.3	0.3	66.9	—	67.5
Total current liabilities	1,725.8	1,848.8	408.4	(3,282.0)	701.0
Long-term debt	1,623.1	149.8	103.7	—	1,876.6
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	238.4	69.6	—	308.0
Pension liabilities	634.8	4.9	43.2	—	682.9
Deferred income taxes	20.1	—	—	—	20.1
Other long-term liabilities	15.8	18.6	48.9	—	83.3
Total liabilities	4,019.6	2,460.5	673.8	(3,482.0)	3,671.9
Total stockholders’ equity (deficit)	1,514.4	(514.2)	6,050.1	(5,535.9)	1,514.4
Total liabilities and stockholders’ equity	$5,534.0	$1,946.3	$6,723.9	$(9,017.9)	$5,186.3

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended June 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$291.2	$589.0	$—	$880.2
Cost of sales	12.0	278.6	477.3	—	767.9
Gross profit (loss)	(12.0)	12.6	111.7	—	112.3
Selling and administrative expenses	23.1	8.7	34.9	—	66.7
Operating income (loss)	(35.1)	3.9	76.8	—	45.6
Interest income (expense), net	(39.7)	(22.5)	27.7	—	(34.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	86.1	0.3	(0.1)	(86.1)	0.2
Income (loss) before income tax provision (benefit)	11.3	(18.3)	104.4	(86.1)	11.3
Income tax provision (benefit)	(2.1)	(6.6)	33.6	(27.0)	(2.1)
Net income (loss)	13.4	(11.7)	70.8	(59.1)	13.4
Less: Net income attributable to noncontrolling interests	—	—	3.3	—	3.3
Net income (loss) attributable to ATI	$13.4	$(11.7)	$67.5	$(59.1)	$10.1
Comprehensive income (loss) attributable to ATI	$17.8	$(11.3)	$92.5	$(84.7)	$14.3

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the six months ended June 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$578.4	$1,167.7	$—	$1,746.1
Cost of sales	23.0	538.7	959.3	—	1,521.0
Gross profit (loss)	(23.0)	39.7	208.4	—	225.1
Selling and administrative expenses	44.3	18.4	63.5	—	126.2
Operating income (loss)	(67.3)	21.3	144.9	—	98.9
Interest income (expense), net	(78.3)	(43.7)	54.0	—	(68.0)
Other income (loss) including equity in income of unconsolidated subsidiaries	180.0	0.8	2.7	(180.0)	3.5
Income (loss) before income tax provision (benefit)	34.4	(21.6)	201.6	(180.0)	34.4
Income tax provision (benefit)	(0.1)	(7.7)	69.1	(61.4)	(0.1)
Net income (loss)	34.5	(13.9)	132.5	(118.6)	34.5
Less: Net income attributable to noncontrolling interests	—	—	6.9	—	6.9
Net income (loss) attributable to ATI	$34.5	$(13.9)	$125.6	$(118.6)	$27.6
Comprehensive income (loss) attributable to ATI	$63.2	$(11.6)	$138.4	$(135.9)	$54.1

Condensed Statements of Cash Flows
For the six months ended June 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(54.6)	$(55.4)	$24.5	$—	$(85.5)
Investing Activities:
Purchases of property, plant and equipment	—	(19.9)	(35.4)	—	(55.3)
Net receipts/(payments) on intercompany activity	—	—	(135.3)	135.3	—
Asset disposals and other	—	0.1	3.2	—	3.3
Cash flows provided by (used in) investing activities	—	(19.8)	(167.5)	135.3	(52.0)
Financing Activities:
Borrowings on long-term debt	—	—	7.3	—	7.3
Payments on long-term debt and capital leases	(0.2)	(0.2)	(0.4)	—	(0.8)
Net borrowings under credit facilities	—	—	59.4	—	59.4
Debt issuance costs	—	—	(0.8)	—	(0.8)
Net receipts/(payments) on intercompany activity	59.8	75.5	—	(135.3)	—
Sale to noncontrolling interests	—	—	2.2	—	2.2
Shares repurchased for income tax withholding on share-based compensation	(4.8)	—	—	—	(4.8)
Cash flows provided by (used in) financing activities	54.8	75.3	67.7	(135.3)	62.5
Increase (decrease) in cash and cash equivalents	$0.2	$0.1	$(75.3)	$—	$(75.0)

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
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended June 30, 2017 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, March 31, 2017		$(954.7)		$(76.6)		$—		$0.3	$(40.4)	$(1,071.4)
OCI before reclassifications		—		4.2		—		(5.2)	1.1	0.1
Amounts reclassified from AOCI	(a)	11.2	(b)	—	(b)	—	(c)	(0.8)	(6.3)	4.1
Net current-period OCI		11.2		4.2		—		(6.0)	(5.2)	4.2
Balance, June 30, 2017		$(943.5)		$(72.4)		$—		$(5.7)	$(45.6)	$(1,067.2)
Attributable to noncontrolling interests:
Balance, March 31, 2017		$—		$11.7		$—		$—	$—	$11.7
OCI before reclassifications		—		0.2		—		—	—	0.2
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		0.2		—		—	—	0.2
Balance, June 30, 2017		$—		$11.9		$—		$—	$—	$11.9

The changes in AOCI by component, net of tax, for the six month period ended June 30, 2017 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2016		$(965.5)		$(85.0)		$—		$2.4	$(45.6)	$(1,093.7)
OCI before reclassifications		—		12.6		—		(6.7)	—	5.9
Amounts reclassified from AOCI	(a)	22.0	(b)	—	(b)	—	(c)	(1.4)	—	20.6
Net current-period OCI		22.0		12.6		—		(8.1)	—	26.5
Balance, June 30, 2017		$(943.5)		$(72.4)		$—		$(5.7)	$(45.6)	$(1,067.2)
Attributable to noncontrolling interests:
Balance, December 31, 2016		$—		$9.7		$—		$—	$—	$9.7
OCI before reclassifications		—		2.2		—		—	—	2.2
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		2.2		—		—	—	2.2
Balance, June 30, 2017		$—		$11.9		$—		$—	$—	$11.9

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

The changes in AOCI by component, net of tax, for the three month period ended June 30, 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, March 31, 2016		$(925.1)		$(51.5)		$—		$(18.3)	$—	$(994.9)
OCI before reclassifications		—		(8.3)		—		16.3	—	8.0
Amounts reclassified from AOCI	(a)	11.4	(b)	—	(b)	—	(c)	1.8	—	13.2
Net current-period OCI		11.4		(8.3)		—		18.1	—	21.2
Balance, June 30, 2016		$(913.7)		$(59.8)		$—		$(0.2)	$—	$(973.7)
Attributable to noncontrolling interests:
Balance, March 31, 2016		$—		$17.9		$—		$—	$—	$17.9
OCI before reclassifications		—		(1.5)		—		—	—	(1.5)
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		(1.5)		—		—	—	$(1.5)
Balance, June 30, 2016		$—		$16.4		$—		$—	$—	$16.4

The changes in AOCI by component, net of tax, for the six month period ended June 30, 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2015		$(951.2)		$(47.6)		$—		$(15.7)	$—	$(1,014.5)
OCI before reclassifications		13.9		(12.2)		—		10.6	—	12.3
Amounts reclassified from AOCI	(a)	23.6	(b)	—	(b)	—	(c)	4.9	—	28.5
Net current-period OCI		37.5		(12.2)		—		15.5	—	40.8
Balance, June 30, 2016		$(913.7)		$(59.8)		$—		$(0.2)	$—	$(973.7)
Attributable to noncontrolling interests:
Balance, December 31, 2015		$—		$19.4		$—		$—	$—	$19.4
OCI before reclassifications		—		(3.0)		—		—	—	(3.0)
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		(3.0)		—		—	—	$(3.0)
Balance, June 30, 2016		$—		$16.4		$—		$—	$—	$16.4

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 5).

Other comprehensive income (loss) amounts (OCI) reported above by category are net of applicable income tax expense (benefit) for each year presented. Income tax expense (benefit) on OCI items is recorded as a change in a deferred tax asset or liability. Amounts recognized in OCI in 2017 include the impact of any deferred tax asset valuation allowances, when applicable, resulting from the Company’s three year cumulative loss position. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Reclassifications out of AOCI for the three and six month periods ended June 30, 2017 and 2016 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended June 30, 2017	Three months ended June 30, 2016		Six months ended June 30, 2017	Six months ended June 30, 2016		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$0.4	$0.5	(a)	$0.8	$(0.4)	(a)
Actuarial losses	(18.0)	(18.8)	(a)	(35.8)	(37.5)	(a)
	(17.6)	(18.3)	(c)	(35.0)	(37.9)	(c)	Total before tax
	(6.4)	(6.9)		(13.0)	(14.3)		Tax provision (benefit) (d)
	$(11.2)	$(11.4)		$(22.0)	$(23.6)		Net of tax
Derivatives
Nickel and other raw material contracts	$(1.6)	$(6.1)	(b)	$(2.5)	$(12.4)	(b)
Natural gas contracts	(1.1)	(4.7)	(b)	(3.4)	(11.0)	(b)
Foreign exchange contracts	4.1	7.9	(b)	8.2	15.5	(b)
	1.4	(2.9)	(c)	2.3	(7.9)	(c)	Total before tax
	0.6	(1.1)		0.9	(3.0)		Tax provision (benefit) (d)
	$0.8	$(1.8)		$1.4	$(4.9)		Net of tax

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

(d)	These amounts exclude the impact of any deferred tax asset valuation allowance, when applicable.
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
At June 30, 2017, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $2 million for federal Superfund and comparable state-managed sites; $10 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest market is aerospace & defense, representing approximately 50% of total sales and led by jet engines. Additionally, we have a strong presence in the oil & gas, electrical energy, medical, and automotive markets. In aggregate, these key markets represent about 80% of our revenue. ATI is a market leader in manufacturing differentiated products that require our unique manufacturing and precision machining capabilities as well as our innovative new product development competence. Our capabilities range from alloy development through final production of highly engineered finished components. We are a leader in producing powders for use in next-generation jet engine forgings and 3D-printed aerospace products.
Our second quarter 2017 results were sales of $880.2 million and income before tax of $11.3 million, compared to sales of $810.5 million and a loss before tax of $41.4 million for the second quarter 2016. Our gross profit was $112.3 million, or 12.8% of sales, a $64.1 million improvement compared to the second quarter 2016, reflecting the benefits of our growing position on next-generation commercial aerospace programs and the significant restructuring actions taken in 2016 to improve our operating efficiencies and cost structure. Results for the second quarter 2016 include $22 million of costs associated with the work stoppage and return to work of USW-represented employees in March 2016 and a $1.0 million severance charge to streamline our High Performance Materials & Components operations. Net income attributable to ATI was $10.1 million, or $0.09 per share, in the second quarter 2017 compared to a net loss attributable to ATI of $18.8 million, or $(0.18) per share, for the second quarter 2016. Second quarter 2017 results include a $2.1 million net tax benefit primarily related to the effects of amending tax returns for prior periods in certain domestic jurisdictions. Results in both periods include impacts from income taxes which differ from a standard 35% tax rate, primarily related to income tax valuation allowance changes.
We operate in two business segments, High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Compared to the second quarter 2016, sales increased 6% in the HPMC segment and 13% in the FRP segment. In our HPMC segment, sales to the commercial aerospace market, which represented 63% of second quarter 2017 HPMC sales, were 7% higher than the second quarter 2016, with strong growth in the commercial jet engine market partially offset by lower airframe sales. In addition, HPMC second quarter 2017 sales included higher demand from the oil & gas industry, which improved for the second consecutive quarter, increasing over 57% from prior year levels. The increase in sales in the FRP segment were due to higher shipment volume for standard stainless products following a new labor agreement and higher selling prices for both standard stainless products and high-value products.
Results for the first six months of 2017 were sales of $1.75 billion and income before tax of $34.4 million, compared to sales of $1.57 billion and a loss before tax of $173.7 million, for the first six months of 2016. Our gross profit was $225.1 million, or 12.9% of sales, a $210.1 million improvement compared to the first six months of 2016. Results for the first six months of 2016 include $48 million of costs associated with the work stoppage and return to work of USW-represented employees in March 2016 and a $9.0 million charge for the reduction of approximately one-third of FRP’s salaried workforce and $1.0 for the HPMC segment as discussed above. Net income attributable to ATI was $27.6 million, or $0.25 per diluted share, in the first six months of 2017 compared to a net loss attributable to ATI of $120.0 million, or $(1.12) per share, for the first six months of 2016.
Compared to the first six months of 2016, sales increased 23% in the FRP business segment and 5% in the HPMC business segment. HPMC sales reflect stronger demand for nickel-based and specialty alloys mill products, and forged components. FRP sales compared to the prior year period include stronger shipments of both high-value and standard products due to higher operating levels following a new labor agreement.
ATI’s sales to the aerospace & defense market increased 7%, to $435.6 million in the second quarter 2017, compared to the second quarter of 2016. HPMC jet engine sales increased $33 million, or 15%, compared to the second quarter 2016. Our HPMC segment saw continued growth in product sales for next-generation jet engines in the second quarter of 2017, reaching 40% of HPMC jet engine sales.

Demand from the global aerospace and defense, oil & gas, electrical energy, automotive and medical markets represented 79% of our sales for the three and six months ended June 30, 2017. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and six month periods ended June 30, 2017 and 2016 were as follows:

	Three months ended		Three months ended
Market	June 30, 2017		June 30, 2016
Aerospace & Defense	$435.6	49%	$407.3	50%
Oil & Gas	98.5	11%	72.4	9%
Automotive	68.8	8%	57.7	7%
Medical	48.0	6%	54.7	7%
Electrical Energy	44.1	5%	64.8	8%
Subtotal - Key Markets	695.0	79%	656.9	81%
Food Equipment & Appliances	55.4	6%	45.6	6%
Construction/Mining	46.3	5%	42.2	5%
Electronics/Computers/Communication	31.5	4%	22.6	3%
Transportation	22.5	3%	21.9	3%
Other	29.5	3%	21.3	2%
Total	$880.2	100%	$810.5	100%

	Six months ended		Six months ended
Market	June 30, 2017		June 30, 2016
Aerospace & Defense	$852.8	49%	$804.7	51%
Oil & Gas	191.4	11%	131.4	8%
Automotive	144.7	8%	109.2	7%
Medical	98.2	6%	104.4	7%
Electrical Energy	95.7	5%	138.2	9%
Subtotal - Key Markets	1,382.8	79%	1,287.9	82%
Food Equipment & Appliances	114.4	7%	76.3	5%
Construction/Mining	96.3	6%	73.7	5%
Electronics/Computers/Communication	66.0	4%	46.5	3%
Transportation	41.2	2%	40.1	2%
Other	45.4	2%	43.5	3%
Total	$1,746.1	100%	$1,568.0	100%

For the second quarter 2017, international sales increased 8% to $356 million and represented 40% of total sales, compared to $330 million, or 41% of total sales, for the second quarter 2016. ATI’s international sales are mostly to the aerospace, oil & gas, electrical energy, automotive and medical markets. Sales of our high-value products represented 82% of total sales, the majority of which were consumed by our aerospace and defense customers, for the three months ended June 30, 2017. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended June 30,
	2017	2016
High-Value Products
Nickel-based alloys and specialty alloys	27%	27%
Precision forgings, castings and components	19%	17%
Titanium and titanium-based alloys	16%	19%
Precision and engineered strip	13%	13%
Zirconium and related alloys	7%	8%
Total High-Value Products, excluding GOES	82%	84%
GOES (grain-oriented electrical steel)	—%	1%
Total High-Value Products, including GOES	82%	85%
Standard Products
Stainless steel sheet	9%	7%
Specialty stainless sheet	5%	4%
Stainless steel plate and other	4%	4%
Total Standard Products	18%	15%
Grand Total	100%	100%
For the first six months of 2017, international sales increased 10% to $697 million and represented 40% of total sales, compared to $634 million, or 40% of total sales, for the first six months of 2016. Sales of our high-value products represented 82% of total sales for the six months ended June 30, 2017. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Six months ended June 30,
	2017	2016
High-Value Products
Nickel-based alloys and specialty alloys	26%	28%
Precision forgings, castings and components	18%	17%
Titanium and titanium-based alloys	17%	20%
Precision and engineered strip	14%	12%
Zirconium and related alloys	7%	8%
Total High-Value Products, excluding GOES	82%	85%
GOES (grain-oriented electrical steel)	—%	2%
Total High-Value Products, including GOES	82%	87%
Standard Products
Stainless steel sheet	9%	6%
Specialty stainless sheet	5%	4%
Stainless steel plate and other	4%	3%
Total Standard Products	18%	13%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 8.2 million pounds in the second quarter 2017, bringing the first six months 2017 to a total of 16.9 million pounds. These volumes represent a 2% decrease compared to the second quarter of 2016 and a 2% increase compared to the first six months of 2016, with generally stronger demand for sheet and plate products for global industrial markets offset by lower sales of titanium long products primarily due to the timing of orders.

Segment operating profit for the second quarter 2017 was $70.9 million, or 8.1% of sales, compared to a segment operating profit of $7.0 million, or 0.9% of sales, for the second quarter 2016. For the first six months of 2017, segment operating profit was $140.8 million, or 8.1% of sales, compared to segment operating loss of $73.5 million, or (4.7)% of sales, for the first six months of 2016. Segment operating profit as a percentage of sales for the three and six month periods ended June 30, 2017 and 2016 was:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
High Performance Materials & Components	12.9%	7.8%	11.5%	6.8%
Flat Rolled Products	0.8%	(10.2)%	3.1%	(24.5)%
Segment operating profit for the second quarter 2017 in the HPMC segment was $68.0 million, or 12.9% of sales, compared to $38.8 million, or 7.8% of sales, for the second quarter 2016. The improvement in HPMC segment operating profit reflects higher productivity from increasing aerospace & defense sales, an improved product mix of next-generation nickel alloys and forgings for the aero engine market, and the benefits of the 2016 titanium operations restructuring activities, including the Rowley, UT titanium sponge operations idling. HPMC results for the second quarter 2017 include $2 million of start-up costs for our Bakers Powder Operations, our new nickel-based powder alloys facility in North Carolina, as we continued our commercial qualification process. Segment operating profit for the first six months of 2017 in the HPMC segment was $118.9 million, or 11.5% of sales, compared to $67.9 million, or 6.8% of sales for the first six months of 2016.
The FRP segment operating profit for the second quarter 2017 was $2.9 million, or 0.8% of sales, compared to a segment operating loss of $31.8 million, or (10.2)% of sales, for the second quarter 2016. FRP reported a profit in 2017 despite declines in raw material prices in the second quarter of 2017 which negatively impacted product profit margins for standard stainless sheet products, which are about 20% of segment sales, due to timing of raw material surcharges included in selling prices. The increase in FRP results compared to the prior year second quarter reflects improved profitability due to higher operating levels and the benefits of cost reductions and restructuring actions. Segment operating results in 2016 also included $22.4 million of costs associated with the prior work stoppage as operations returned to more normal activity levels. Segment operating profit for the first six months of 2017 in the FRP segment was $21.9 million, or 3.1% of sales, compared to a loss of $141.4 million, or (24.5)% of sales for the first six months of 2016.

We expect our second half 2017 HPMC segment results to sustain strong performance in commercial aerospace and to continue a low-double-digit operating profit level as a percentage of sales, noting that quarterly results during the legacy to next-generation jet engine transition could be uneven due to the timing of customer demand pulls and product mix. We continue to enhance ATI’s leading position in next-generation jet engines as demonstrated in our recent announcements about our joint venture with GE Aviation and our long-term agreement with Pratt & Whitney for powder and forgings. Based on discussions at the Paris airshow and our interactions with strategic customers, we remain confident about increased demand for mill products, forgings, castings, and components from increasing next-generation and legacy jet engine build rates over the next several years.

We expect the FRP segment to deliver an improved product mix and to continue to realize operational improvements in the third quarter. However, we expect the quarter to be negatively impacted by the recent fall in raw material prices, especially ferrochrome and nickel. This is expected to significantly reduce profit margins as a result of out-of-phase raw material surcharges. This condition is likely to continue until raw materials prices stabilize. As a result, we expect the FRP segment to operate at a loss in the third quarter 2017. For the full year 2017, we continue to expect that the FRP segment will be modestly profitable.

Looking beyond 2017, we plan to maintain our continuing focus on enhancing ATI’s technology leadership in differentiated specialty materials; generating healthy cash flow from operations; improving our competitive cost position; and strengthening our balance sheet. We continue to expect capital expenditures to average no more than $100 million annually for the next several years.

Business Segment Results
High Performance Materials & Components (HPMC) Segment
Second quarter 2017 sales increased 5.6% to $526.4 million compared to the second quarter 2016, primarily as a result of higher sales of nickel-based and specialty stainless alloys, and forged and cast components.
Demand from the aerospace and defense market continues to drive HPMC results as sales to this market represented 76% of second quarter segment sales: 45% commercial jet engine, 18% commercial airframe, and 13% government aero/defense. Sales to the commercial aerospace market, which represented 63% of second quarter 2017 sales, were 7% higher than the second quarter 2016, with strong growth in the commercial jet engine market partially offset by lower airframe sales. HPMC jet engine sales increased $33 million, or 15%, compared to the second quarter 2016, highlighted by a 25% increase of forged products sales. HPMC saw continued growth in product sales for next-generation jet engines in the second quarter 2017, representing 40% of HPMC jet engine sales.
Sales to the oil & gas market improved for the second consecutive quarter, increasing over 57% from prior year levels. Sales to the electrical energy market decreased 33%.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2017 and 2016 is as follows:

	Three months ended		Three months ended
Market	June 30, 2017		June 30, 2016
Aerospace & Defense:
Commercial Jet Engines	$236.7	45%	$208.4	42%
Commercial Airframes	93.0	18%	101.1	20%
Government Aerospace & Defense	69.1	13%	57.0	12%
Total Aerospace & Defense	398.8	76%	366.5	74%
Medical	45.4	9%	51.4	10%
Electrical Energy	24.1	5%	36.0	7%
Oil & Gas	18.9	4%	12.0	3%
Construction/Mining	12.5	2%	10.1	2%
Transportation	6.9	1%	6.1	1%
Other	19.8	3%	16.3	3%
Total	$526.4	100%	$498.4	100%
International sales represented 48% of total segment sales for the second quarter of 2017. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the three months ended June 30, 2017 and 2016, is as follows:

	Three months ended June 30,
	2017	2016
High-Value Products
Precision forgings, castings and components	33%	28%
Nickel-based alloys and specialty alloys	31%	29%
Titanium and titanium-based alloys	25%	30%
Zirconium and related alloys	11%	13%
Total High-Value Products	100%	100%
Segment operating profit in the second quarter of 2017 increased to $68.0 million, or 12.9% of total sales, compared to $38.8 million, or 7.8% of total sales, for the second quarter of 2016, reflecting higher productivity from increasing aerospace & defense sales, an improved product mix of next-generation nickel alloys and forgings for the aero engine market, and the benefits of the 2016 titanium operations restructuring activities, including the Rowley, UT titanium sponge operations idling. Bakers Powder Operations, our new nickel-based powder alloys facility in North Carolina, began operations in the first quarter of 2017 and these results include $2 million of start-up costs for this facility as we continued our commercial qualification process.

For the six months ended June 30, 2017, segment sales increased 4.6% to $1.04 billion compared to the first six months of 2016, primarily as a result of higher sales of nickel-based and specialty stainless alloys, and forged and cast components. Sales to the aerospace and defense market were 8% higher than the prior year to date period. This increase was led by jet engine sales which were 11% higher, highlighted by a 27% increase of forged products sales. Sales to the oil & gas market increased 34% from prior year levels while sales to the electrical energy market decreased 24%.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2017 and 2016 is as follows:

	Six months ended		Six months ended
Market	June 30, 2017		June 30, 2016
Aerospace & Defense:
Commercial Jet Engines	$453.7	44%	$409.8	41%
Commercial Airframes	197.4	19%	198.4	20%
Government Aerospace & Defense	129.1	12%	116.3	12%
Total Aerospace & Defense	780.2	75%	724.5	73%
Medical	92.4	9%	98.9	10%
Electrical Energy	53.7	5%	70.6	7%
Oil & Gas	35.4	3%	26.5	3%
Construction/Mining	24.1	2%	20.7	2%
Transportation	14.9	2%	14.0	1%
Other	36.1	4%	36.2	4%
Total	$1,036.8	100%	$991.4	100%
International sales represented 47% of total segment sales for the first six months of 2017. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the six months ended June 30, 2017 and 2016, is as follows:

	Six months ended June 30,
	2017	2016
High-Value Products
Precision forgings, castings and components	32%	28%
Nickel-based alloys and specialty alloys	31%	29%
Titanium and titanium-based alloys	26%	30%
Zirconium and related alloys	11%	13%
Total High-Value Products	100%	100%
Segment operating profit in the first six months of 2017 increased to $118.9 million, or 11.5% of total sales, compared to $67.9 million, or 6.8% of total sales, for the first six months of 2016, reflecting higher productivity from increasing aerospace & defense sales and the benefits of the 2016 titanium operations restructuring activities, including the Rowley, UT titanium sponge operations idling. The first half of 2017 includes $4 million of start-up costs for the Bakers Powder Operations, our new nickel-based powder alloys facility in North Carolina. The first half of 2016 results included $5.3 million of non-recurring work stoppage and return to work costs for represented employees at two HPMC facilities.
Flat Rolled Products (FRP) Segment
Second quarter 2017 sales increased 13.4% compared to the second quarter 2016, to $353.8 million, due to higher shipment volume for standard stainless products, and higher selling prices for most standard stainless products and high-value products, as well as improved operating and delivery performance compared to the prior year’s results, which included effects from the work stoppage and additional disruption to operations during the return of USW-represented employees in March 2016. Sales to the automotive market were 19% higher, and sales to the oil & gas market were 32% higher primarily due to project-based demand for chemical and hydrocarbon processing. Prior year results also include sales of unprofitable grain-oriented electrical steel (GOES) products and certain commodity standard stainless steel sheet products prior to the permanent idling of the Bagdad, PA and Midland, PA operations. Second quarter 2017 FRP segment titanium shipments, including Uniti joint venture conversion, were 1.5 million pounds, a 41% increase compared to the second quarter 2016, reflecting stronger project-based demand from industrial titanium markets.

Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2017 and 2016 is as follows:

	Three months ended		Three months ended
Market	June 30, 2017		June 30, 2016
Oil & Gas	$79.7	22%	$60.4	19%
Automotive	66.8	19%	56.2	18%
Food Equipment & Appliances	54.9	15%	45.5	15%
Aerospace & Defense	36.7	10%	40.8	13%
Construction/Mining	33.7	10%	32.1	10%
Electronics/Computers/Communication	30.3	9%	21.9	7%
Electrical Energy	20.0	6%	28.7	9%
Transportation	15.6	4%	15.8	5%
Other	16.1	5%	10.7	4%
Total	$353.8	100%	$312.1	100%
International sales represented 29% of total segment sales for the second quarter of 2017. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the three months ended June 30, 2017 and 2016, is as follows:

	Three months ended June 30,
	2017	2016
High-Value Products
Precision and engineered strip	33%	34%
Nickel-based alloys and specialty alloys	22%	26%
Titanium and titanium-based alloys	5%	3%
Total High-Value Products, excluding GOES	60%	63%
GOES (grain-oriented electrical steel)	—%	3%
Total High-Value Products, including GOES	60%	66%
Standard Products
Stainless steel sheet	22%	19%
Specialty stainless sheet	13%	10%
Stainless steel plate	5%	5%
Total Standard Products	40%	34%
Grand Total	100%	100%
Segment operating profit was $2.9 million, or 0.8% of sales, for the second quarter of 2017, compared to a segment operating loss of $31.8 million, or (10.2)% of sales, for the second quarter of 2016. FRP reported a profit in 2017 despite declines in raw material prices in the second quarter of 2017 which negatively impacted product profit margins for standard stainless sheet products, which are about 20% of segment sales, due to timing of raw material surcharges included in selling prices. The increase in operating profit compared to the prior year second quarter reflects improved profitability due to higher operating levels and the benefits of cost reductions and restructuring actions, including the exit from the GOES market and the de-emphasis of certain commodity standard stainless sheet products, as discussed above. Segment operating results in 2016 were primarily driven by lower shipment volumes and selling prices, and also included $22.4 million of costs associated with the work stoppage and return-to-work of represented employees.

Comparative shipment volume and average selling price information of the segment’s products, excluding GOES, for the three months ended June 30, 2017 and 2016 is provided in the following table:

	Three months ended June 30,		%
	2017	2016	Change
Volume (000’s pounds):
High-Value	74,089	77,757	(5)%
Standard	114,677	103,558	11%
Total	188,766	181,315	4%
Average prices (per lb.):
High-Value	$2.84	$2.52	13%
Standard	$1.23	$1.01	22%
Combined Average	$1.86	$1.66	12%
For the first six months of 2017, sales increased 23.0% compared to the first six months of 2016, to $709.3 million, primarily due to higher shipment volume and selling prices for both standard stainless products and high-value products. Sales to the automotive market were 34% higher, and sales to the oil & gas market were 49% higher primarily due to project-based demand for chemical and hydrocarbon processing. Sales to the electrical energy market declined 38%. Prior year results also include sales of unprofitable GOES products and certain commodity standard stainless steel sheet products prior to the permanent idling of the Bagdad, PA and Midland, PA operations. The first six months of 2017 FRP segment titanium shipments, including Uniti joint venture conversion, were 2.9 million pounds, a 50% increase compared to the first six months of 2016, reflecting stronger project-based demand from industrial titanium markets.
Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2017 and 2016 is as follows:

	Six months ended		Six months ended
Market	June 30, 2017		June 30, 2016
Oil & Gas	$156.0	22%	$104.9	18%
Automotive	140.7	20%	105.2	18%
Food Equipment & Appliances	113.6	16%	75.6	13%
Aerospace & Defense	72.6	10%	80.3	14%
Construction/Mining	72.2	10%	53.0	9%
Electronics/Computers/Communication	63.5	9%	44.9	8%
Electrical Energy	42.0	6%	67.6	12%
Transportation	26.3	4%	26.1	5%
Other	22.4	3%	19.0	3%
Total	$709.3	100%	$576.6	100%

International sales represented 29% of total segment sales for the first six months of 2017. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the six months ended June 30, 2017 and 2016, is as follows:

	Six months ended June 30,
	2017	2016
High-Value Products
Precision and engineered strip	34%	34%
Nickel-based alloys and specialty alloys	21%	28%
Titanium and titanium-based alloys	5%	4%
Total High-Value Products, excluding GOES	60%	66%
GOES (grain-oriented electrical steel)	—%	5%
Total High-Value Products, including GOES	60%	71%
Standard Products
Stainless steel sheet	23%	15%
Specialty stainless sheet	12%	10%
Stainless steel plate	5%	4%
Total Standard Products	40%	29%
Grand Total	100%	100%
Segment operating profit was $21.9 million, or 3.1% of sales, for the first six months of 2017, compared to a segment operating loss of $141.4 million, or (24.5)% of sales, for the first six months of 2016, reflecting improved profitability due to higher operating levels, a $6 million benefit from the change to the ferrochrome surcharge calculation, and the benefits of cost reductions and restructuring actions, including the exit from the GOES market and the de-emphasis of certain commodity standard stainless sheet products, as discussed above. Segment operating results in 2016 were primarily driven by lower shipment volumes and selling prices, and also included $43.5 million of costs associated with the work stoppage and return-to-work of represented employees.

Comparative shipment volume and average selling price information of the segment’s products, excluding GOES, for the six months ended June 30, 2017 and 2016 is provided in the following table:

	Six months ended June 30,		%
	2017	2016	Change
Volume (000’s pounds):
High-Value	149,422	144,400	3%
Standard	229,662	170,594	35%
Total	379,084	314,994	20%
Average prices (per lb.):
High-Value	$2.81	$2.59	8%
Standard	$1.24	$1.00	24%
Combined Average	$1.86	$1.73	8%
Corporate Items

For the second quarter and first six months of 2017, LIFO inventory valuation reserve charges of $10.1 million and $18.2 million, respectively, were offset by $10.0 million and $18.1 million, respectively, in reductions in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the second quarter and first six months of 2016, LIFO inventory valuation reserve charges of $4.3 million and $4.6 million, respectively, were offset by $4.7 million and $5.0 million, respectively, in reductions in NRV inventory reserves.
Corporate expenses for the second quarter 2017 and 2016 were $11.8 million. For the six months ended June 30, 2017, corporate expenses were $22.1 million, decreasing from $22.8 million for the six months ended June 30, 2016 due to a benefit in 2017 related to company-owned life insurance policies.

Closed operations and other expenses for the second quarter 2017 were $13.2 million, compared to $5.7 million for the second quarter 2016. For the six months ended June 30, 2017, closed company and other expenses were $16.2 million, compared to $9.2 million for the comparable period. Closed operations costs in 2017 are higher than 2016 due to the additions of the Rowley, UT, Midland, PA and Bagdad, PA facilities as a result of prior year closure actions. The increase is also due to more significant foreign currency impacts, primarily from our European Treasury Center operation.
Second quarter 2016 results include a $1.0 million restructuring charge for severance obligations in the HPMC segment. Results for the first six months of 2016 include a $10.0 million restructuring charge for severance obligations reflecting the $1.0 million charge for HPMC in the second quarter and a $9.0 million charge in the first quarter in the FRP business, with the reduction of approximately one-third of FRP’s salaried workforce. The severance charge was reported in restructuring charges.
Interest expense, net of interest income, in the second quarter 2017 was $34.5 million, compared to net interest expense of $30.3 million in the second quarter 2016. On a year-to-date basis, the first six months of 2017 net interest expense was $68.0 million compared to $58.6 million for the first six months of 2016. The increase in interest expense was primarily due to interest on the $287.5 million 4.75% Convertible Senior Notes due 2022 (the Convertible Notes) and the $100.0 million term loan (Term Loan) issued during the second quarter of 2016, partially offset by lower average borrowings on our Asset Based Lending (ABL) Revolving Credit Facility. Capitalized interest reduced interest expense by $0.8 million in the second quarter of 2017 and $1.2 million in the second quarter of 2016. For the six months ended June 30, 2017 and 2016, capitalized interest was $1.5 million and $2.0 million, respectively.
Income Taxes
ATI maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets due to a three year cumulative loss condition which limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. Results in both 2017 and 2016 include impacts from income taxes which differ from a standard 35% tax rate, primarily related to income tax valuation allowance changes. Second quarter 2017 results included a benefit for income taxes of $2.1 million, which includes $5.4 million of discrete tax benefits recognized in the quarter largely for the effects of amending tax returns for prior periods in certain domestic jurisdictions. The second quarter 2016 benefit for income taxes was $25.9 million, which includes $2.8 million of discrete tax benefits.
For the first six months of 2017, the benefit for income taxes was $0.1 million, compared to a benefit for income taxes of $60.1 million, or 34.6% of the loss before income taxes, for the comparable 2016 period. The first six months of 2017 and 2016 included discrete tax benefits of $6.7 million and $3.6 million, respectively.
Financial Condition and Liquidity
We have an ABL Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The revolving credit portion of the ABL facility is $400 million, which includes a letter of credit sub-facility of up to $200 million. The ABL facility includes a term loan (Term Loan) in the amount of $100 million.
In June 2017, the ABL facility was amended to, among other things, extend the duration of the facility from September 2020 to February 2022. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10%, as amended, of the then applicable maximum borrowing amount under the revolving credit potion of the ABL and any outstanding Term Loan balance, or (ii) $40 million. We do not meet this required fixed charge coverage ratio at June 30, 2017. As a result, we are not able to access $50 million of the revolving credit portion of the ABL facility until we meet the required ratio. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019 and at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 9.375% Senior Notes due 2019 and the 5.95% Senior Notes due 2021 are paid in full or refinanced. Costs associated with entering into the ABL amendment were $1.0 million, and are being amortized, along with any previous unamortized deferred costs, to interest expense over the extended term of the facility ending February 2022.
Also in June 2017, the $100 million Term Loan was amended to extend the maturity date from November 2017 to February 2022 and to reduce the interest rate to 3.0% plus a LIBOR spread. The amended Term Loan can be prepaid in minimum increments of $50 million on or after the earlier of December 2018 or upon refinancing or retirement of the 9.375% Senior

Notes due 2019 if certain minimum liquidity conditions are satisfied. The underwriting costs associated with amending the Term Loan were $0.8 million, and are being amortized, along with any previous unamortized deferred costs, to interest expense over the extended term of the loan ending February 2022.
As of June 30, 2017, there were $60.0 million of outstanding borrowings under the ABL facility, and $45.1 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first six months of 2017 and 2016 were $36 million and $164 million, respectively, bearing an average annual interest rate of 3.376% and 1.757%, respectively.
At June 30, 2017, we had $155 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $250 million. We do not expect to pay any significant U.S. federal income taxes in 2017 due to net operating loss carryforwards. We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs, including currently projected required contributions to the ATI Pension Plan, our U.S. qualified defined benefit pension plan. In March 2017, we made a $135 million cash contribution to the ATI Pension Plan, which completes our funding requirements for 2017. We currently expect to continue to have average annual funding requirements of approximately $135 million to the ATI Pension Plan for the next few years, using the expected rate of return on plan assets. However these pension funding estimates are subject to significant uncertainty, including potential changes to mortality tables with revised longevity estimates, and the performance of our pension trust assets. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the six months ended June 30, 2017, cash used in operations was $85.5 million, and included a $135.0 million contribution to the ATI Pension Plan in March 2017. Managed working capital balances increased $51.4 million in the second quarter 2017 and $62.6 million for the first six months of 2017 as we ramp to higher production levels to support business growth. As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2017, managed working capital decreased to 38.0% of annualized total ATI sales, compared to 40.0% of annualized sales at December 31, 2016. The increase in managed working capital at June 30, 2017 from December 31, 2016 resulted from an $85.2 million increase in accounts receivable and a $38.6 million increase in inventory, partially offset by a $61.2 million increase in accounts payable. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by 5% as of June 30, 2017 compared to year end 2016. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained fairly consistent at June 30, 2017 compared to year end 2016.
The components of managed working capital at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
(In millions)	2017	2016
Accounts receivable	$538.6	$452.1
Inventory	1,076.2	1,037.0
Accounts payable	(355.5)	(294.3)
Subtotal	1,259.3	1,194.8
Allowance for doubtful accounts	6.0	7.3
Adjustment from current cost to LIFO cost basis	(79.1)	(97.3)
Inventory valuation reserves	150.2	169.0
Managed working capital	$1,336.4	$1,273.8
Annualized prior 3 months sales	$3,520.9	$3,184.2
Managed working capital as a % of annualized sales	38.0%	40.0%
Change in managed working capital from December 31, 2016	$62.6
Cash used in investing activities was $52.0 million in the first six months of 2017, with $55.3 million for capital expenditures partially offset by cash proceeds from sales of assets. Our capital expansion project at our STAL joint venture in China is ongoing and will be fully funded by STAL’s operations. The HPMC segment capital expansion project for our new nickel-based powder alloys facility in North Carolina began operations in the first quarter 2017 and we continued our commercial qualification process in the second quarter. We continue to estimate that 2017 capital expenditures will be $125 million. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $62.5 million and consisted primarily of $60.0 million of borrowings on the ABL credit facility. At June 30, 2017, cash and cash equivalents on hand totaled $154.6 million, a decrease of $75.0 million from year end 2016. Cash and cash equivalents held by our foreign subsidiaries was $69.4 million at June 30, 2017, of which $40.0 million was held by STAL, the Company’s Chinese joint venture in which ATI has a 60% interest.
Debt
Total debt outstanding increased $66.0 million to $1,960.1 million at June 30, 2017 compared to December 31, 2016. This increase was primarily due to $60.0 million of borrowings on the ABL credit facility in 2017.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 56.1% at June 30, 2017, compared to 55.1% at December 31, 2016. The net debt to total capitalization was determined as follows:

(In millions)	June 30, 2017	December 31, 2016
Total debt (a)	$1,960.1	$1,894.1
Less: Cash	(154.6)	(229.6)
Net debt	$1,805.5	$1,664.5
Total ATI stockholders’ equity	1,413.5	1,355.2
Net ATI total capital	$3,219.0	$3,019.7
Net debt to ATI total capital	56.1%	55.1%
Total debt to total capitalization of 58.1% at June 30, 2017 decreased from 58.3% at December 31, 2016.
Total debt to total capitalization was determined as follows:

(In millions)	June 30, 2017	December 31, 2016
Total debt (a)	$1,960.1	$1,894.1
Total ATI stockholders’ equity	1,413.5	1,355.2
Total ATI capital	$3,373.6	$3,249.3
Total debt to total ATI capital	58.1%	58.3%

(a)	Excludes debt issuance costs.
Dividends
Effective with the fourth quarter of 2016, our Board of Directors decided to suspend the quarterly dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. Under the ABL facility, there is no limit on dividend declarations or payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $100 million and 25% of the maximum revolving credit availability, and no event of default under the ABL facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend declarations or payments if the undrawn availability is less than the greater of $100 million and 25% of the maximum revolving credit advance amount but more than the greater of $60 million and 15% of the maximum revolving credit advance amount, if (i) no event of default has occurred and is continuing or would result from paying the dividend, (ii) we demonstrate to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $60 million and 15% of the maximum revolving credit availability, and (B) we maintain a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL facility.

Critical Accounting Policies
Inventory
At June 30, 2017, we had net inventory of $1,076.2 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the six months ended June 30, 2017 and 2016, the LIFO inventory valuation method resulted in cost of sales that were $18.2 million and $4.6 million higher, respectively, than would have been recognized under the FIFO methodology to value our inventory.

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
The calculation of a resulting NRV inventory reserve, if any, is recognized as an expense in the period that the need for the reserve is identified.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Six months ended June 30,
	2017	2016
LIFO benefit (charge)	$(18.2)	$(4.6)
NRV benefit (charge)	18.1	5.0
Net cost of sales impact	$(0.1)	$0.4

We also recorded inventory valuation charges for the market-based valuation of Rowley-produced titanium sponge inventory. These lower of cost or market charges were $17.7 million for the first six months of 2016.
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At June 30, 2017, ATI had $643.5 million of goodwill on its consolidated balance sheet, an increase of $1.6 million from December 31, 2016 due to foreign currency translation on goodwill for reporting units with a functional currency other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment.

Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that required an interim impairment analysis at June 30, 2017. However, results for one reporting unit with goodwill of $114.4 million will continue to be monitored closely in the second half of 2017 for impairment indicators, including review of actual results versus projections. This reporting unit had a fair value that exceeded carrying value by 12% as a result of our 2016 impairment evaluation.

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
Beginning in 2015, our results reflected a three year cumulative loss from U.S. operations, which continues through the second quarter 2017; prior thereto, our historical domestic results reflected a three year cumulative profit. As a result, we established deferred tax asset valuation allowances for certain U.S. Federal and state deferred tax assets. These deferred tax valuation allowances on U.S. Federal and state deferred tax assets, as well as valuation allowances for certain foreign jurisdictions, had the effect of significantly reducing the reported income tax provision/benefit applicable to the pre-tax income/loss in each period. In addition, we have $45.6 million of valuation allowances on amounts recorded in other comprehensive income as of June 30, 2017.
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

Retirement Benefits
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. Based on current market conditions, discount rates are below the rates in effect at the year-end 2016 remeasurement date, when a 4.45% discount rate was used for valuing pension liabilities. The estimated effect at the year-end 2016 valuation date of a decrease in the discount rate by 0.50% would increase pension liabilities by approximately $150 million. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are deferred and amortized over future periods in accordance with accounting standards.

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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages;

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
At June 30, 2017, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. In the first six months of 2016, due to changes in expected operating levels within Flat Rolled Products segment operations, we concluded that that additional portions of these natural gas cash flow hedges for 2016 and the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. We recognized a $0.2 million and $1.3 million pre-tax loss for the three and six months ended June 30, 2016, respectively, for natural gas cash flow hedge ineffectiveness, which is reported in selling and administrative expenses on the consolidated statement of operations. Approximately 70% of our forecasted domestic requirements for natural gas for the remainder of 2017, approximately 35% for 2018 and approximately 25% for 2019 are hedged. The net mark-to-market valuation of these outstanding natural gas hedges at June 30, 2017 was an unrealized pre-tax loss of $1.8 million, comprised of $0.1 million in prepaid expense and other current assets, $0.2 million in other long-term assets, $1.9 million in accrued liabilities and $0.2 million in other long-term liabilities. For the three months ended June 30, 2017, the effects of natural gas hedging activity increased cost of sales by $1.1 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2017, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 27 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 35% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2017, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $15.2 million, comprised of $1.3 million in prepaid expense and other current assets, $1.2 million in other long-term assets, $8.1 million in accrued liabilities and $9.6 million in other long-term liabilities on the balance sheet.

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
In 2015, we net settled substantially all of our foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of June 30, 2017, we held 21.6 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. We recorded a $1.9 million and $2.2 million charge in the three and six months ended June 30, 2017, respectively, and a $3.1 million benefit and a $2.5 million charge in the three and six months ended June 30, 2016, respectively, in costs of sales on the consolidated statement of operations for maturities and mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 8 million euro notional value outstanding as of June 30, 2017 of foreign currency forward contracts not designated as hedges, with maturity dates into the fourth quarter of 2017.
At June 30, 2017, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax loss of $0.8 million, of which $0.2 million is included in prepaid expense and other current assets and $1.0 million in accrued liabilities on the balance sheet.

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

In the first six months of 2017, the Company implemented changes to the income tax process, which included, but were not limited to, supplementing the internal tax team with additional subject matter resources and augmenting the internal review procedures to include consultation and external review procedures over the quarterly and annual income tax calculations that are used to determine the income tax provision or benefit reported in the Company’s consolidated financial statements. In addition, the Company implemented changes to the design of controls to separately identify a key control regarding the calculation and review of deferred tax asset valuation allowances, and implemented changes to ensure that income tax controls include specific activities to ensure the proper application of accounting principles related to the deferred tax asset valuation allowance, and to ensure that controls function at an appropriate level of precision. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently expect to complete remediation of the material weakness by December 31, 2017.

Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the second quarter of 2017 and have concluded that, other than as discussed above under “Evaluation of Disclosure Controls and Procedures,” there were no changes to our internal control over financial reporting during the second quarter of 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Labor Matters. We have approximately 8,500 full-time employees. Approximately 40% of our workforce is covered by various collective bargaining agreements, predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). At various times, our collective bargaining agreements with unions expire and are subject to renegotiation. Our collective bargaining agreement with the USW that covers approximately 500 ATI Specialty Alloys & Components employees that expired on Apri1 1, 2017 was most recently extended through July 31, 2017, and negotiations with the USW are ongoing. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could have a material adverse effect on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire.

Item 6.	Exhibits
(a) Exhibits

10.1	Allegheny Technologies Incorporated 2017 Incentive Plan (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	August 2, 2017	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	August 2, 2017	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Allegheny Technologies Incorporated 2017 Incentive Plan (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document