Form 10-Q
period 2017-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2017-11-01
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 20, 2017, the registrant had outstanding 108,863,099 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$124.9	$229.6
Accounts receivable, net	525.9	452.1
Inventories, net	1,101.1	1,037.0
Prepaid expenses and other current assets	52.2	47.8
Total Current Assets	1,804.1	1,766.5
Property, plant and equipment, net	2,490.9	2,498.9
Goodwill	531.9	641.9
Other assets	248.2	262.7
Total Assets	$5,075.1	$5,170.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$350.5	$294.3
Accrued liabilities	286.7	309.3
Short term debt and current portion of long-term debt	36.4	105.1
Total Current Liabilities	673.6	708.7
Long-term debt	1,877.7	1,771.9
Accrued postretirement benefits	303.2	317.7
Pension liabilities	678.2	827.9
Deferred income taxes	14.1	15.6
Other long-term liabilities	80.8	83.4
Total Liabilities	3,627.6	3,725.2
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at September 30, 2017 and December 31, 2016; outstanding-108,863,099 shares at September 30, 2017 and 108,925,254 shares at December 31, 2016	11.0	11.0
Additional paid-in capital	1,196.4	1,188.8
Retained earnings	1,182.6	1,277.1
Treasury stock: 832,072 shares at September 30, 2017 and 769,917 shares at December 31, 2016	(25.9)	(28.0)
Accumulated other comprehensive loss, net of tax	(1,016.3)	(1,093.7)
Total ATI stockholders’ equity	1,347.8	1,355.2
Noncontrolling interests	99.7	89.6
Total Equity	1,447.5	1,444.8
Total Liabilities and Equity	$5,075.1	$5,170.0

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales	$869.1	$770.5	$2,615.2	$2,338.5

Cost of sales	775.8	720.3	2,296.8	2,273.3
Gross profit	93.3	50.2	318.4	65.2
Selling and administrative expenses	66.2	60.5	192.4	182.4
Impairment of goodwill	114.4	—	114.4	—
Restructuring charges	—	488.6	—	498.6
Operating income (loss)	(87.3)	(498.9)	11.6	(615.8)
Interest expense, net	(34.2)	(32.6)	(102.2)	(91.2)
Other income, net	0.2	—	3.7	1.8
Loss before income taxes	(121.3)	(531.5)	(86.9)	(705.2)
Income tax benefit	(1.9)	(4.3)	(2.0)	(64.4)
Net loss	(119.4)	(527.2)	(84.9)	(640.8)
Less: Net income attributable to noncontrolling interests	1.8	3.6	8.7	10.0
Net loss attributable to ATI	$(121.2)	$(530.8)	$(93.6)	$(650.8)

Basic net loss attributable to ATI per common share	$(1.12)	$(4.95)	$(0.87)	$(6.07)

Diluted net loss attributable to ATI per common share	$(1.12)	$(4.95)	$(0.87)	$(6.07)

Dividends declared per common share	$—	$0.08	$—	$0.24
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(119.4)	$(527.2)	$(84.9)	$(640.8)
Currency translation adjustment
Unrealized net change arising during the period	24.2	(4.4)	39.0	(19.6)
Derivatives
Net derivatives gain (loss) on hedge transactions	9.2	4.8	(1.6)	21.9
Reclassification to net income (loss) of net realized loss (gain)	(1.2)	0.6	(3.5)	8.5
Income taxes on derivative transactions	4.8	2.0	(0.2)	11.5
Total	3.2	3.4	(4.9)	18.9
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	17.8	18.7	53.6	56.2
Net gain arising during the period	—	—	—	22.5
Prior service cost
Amortization to net income (loss) of net prior service cost (credits)	(0.4)	(0.4)	(1.2)	—
Income taxes on postretirement benefit plans	(11.1)	6.9	1.9	29.8
Total	28.5	11.4	50.5	48.9
Other comprehensive income, net of tax	55.9	10.4	84.6	48.2
Comprehensive loss	(63.5)	(516.8)	(0.3)	(592.6)
Less: Comprehensive income attributable to noncontrolling interests	6.8	2.0	15.9	5.4
Comprehensive loss attributable to ATI	$(70.3)	$(518.8)	$(16.2)	$(598.0)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating Activities:
Net loss	$(84.9)	$(640.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	120.7	130.2
Deferred taxes	1.7	(78.1)
Impairment of goodwill	114.4	—
Non-cash restructuring charges	—	471.3
Changes in operating assets and liabilities:
Inventories	(64.1)	192.7
Accounts receivable	(73.8)	(53.7)
Accounts payable	56.2	(60.2)
Retirement benefits (a)	(117.6)	(94.6)
Accrued income taxes	(4.6)	7.7
Accrued liabilities and other	(1.8)	13.8
Cash used in operating activities	(53.8)	(111.7)
Investing Activities:
Purchases of property, plant and equipment	(85.3)	(174.9)
Asset disposals and other	3.2	2.1
Cash used in investing activities	(82.1)	(172.8)
Financing Activities:
Borrowings on long-term debt	8.5	387.5
Payments on long-term debt and capital leases	(1.9)	(2.4)
Net borrowings under credit facilities	28.0	2.4
Debt issuance costs	(0.8)	(10.4)
Dividends paid to stockholders	—	(25.8)
Dividends paid to noncontrolling interests	—	(16.0)
Acquisition of noncontrolling interests	—	(12.2)
Sale to noncontrolling interests	2.2	—
Shares repurchased for income tax withholding on share-based compensation and other	(4.8)	—
Cash provided by financing activities	31.2	323.1
Increase (decrease) in cash and cash equivalents	(104.7)	38.6
Cash and cash equivalents at beginning of period	229.6	149.8
Cash and cash equivalents at end of period	$124.9	$188.4
(a) Includes a $(135) million contribution to the U.S. defined benefit pension plan in 2017 and a $(115) million contribution to the U.S. defined benefit pension plan in 2016.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2015	$11.0	$1,161.7	$1,945.9	$(21.3)	$(1,014.5)	$101.6	$2,184.4
Net income (loss)	—	—	(650.8)	—	—	10.0	(640.8)
Other comprehensive income (loss)	—	—	—	—	52.8	(4.6)	48.2
Cash dividends on common stock ($0.24 per share)	—	—	(25.8)	—	—	—	(25.8)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Dividends to noncontrolling interests	—	—	—	—	—	(16.0)	(16.0)
Employee stock plans	—	21.6	(2.2)	(6.6)	—	—	12.8
Balance, September 30, 2016	$11.0	$1,183.3	$1,267.1	$(27.9)	$(961.7)	$90.9	$1,562.7
Balance, December 31, 2016	$11.0	$1,188.8	$1,277.1	$(28.0)	$(1,093.7)	$89.6	$1,444.8
Net income (loss)	—	—	(93.6)	—	—	8.7	(84.9)
Other comprehensive income	—	—	—	—	77.4	7.2	84.6
Dividends to noncontrolling interests	—	—	—	—	—	(8.0)	(8.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	2.2	2.2
Employee stock plans	—	7.6	(0.9)	2.1	—	—	8.8
Balance, September 30, 2017	$11.0	$1,196.4	$1,182.6	$(25.9)	$(1,016.3)	$99.7	$1,447.5
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

In January 2017, the Company adopted changes issued by the FASB to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new inventory measurement requirements replace the current inventory valuation guidance that requires the use of a lower of cost or market framework. This change in the measurement of inventory does not apply to inventory valued on a last-in, first-out (LIFO) basis, which is the accounting basis used for most of the Company’s inventory.  The adoption of these changes did not have a material impact on the Company’s financial statements.

Pending Accounting Pronouncement

In August 2017, the FASB issued changes to its accounting guidance for derivatives and hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Some changes resulting from this new guidance include the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, changes to the recognition and presentation of changes in the fair value of the hedging instrument, enhancement of the ability to use the critical-terms-match method for the cash flow hedge of groups of forecasted transactions when the timing of the hedged transactions does not perfectly match the hedging instrument’s maturity date, and the addition of new disclosure requirements and amendments to existing ones. This new guidance is effective for the Company’s 2019 fiscal year, with early adoption permitted and all transition requirements and elections being applied to hedging relationships existing on the date of adoption. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In May 2014, the FASB issued changes to revenue recognition with customers, which is required to be adopted by the Company in fiscal year 2018. This update provides a five-step analysis of transactions to determine when and how revenue is recognized, along with expanded disclosure requirements. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. Although the Company is currently evaluating the impact of this standard on individual customer contracts, the Company has evaluated the impact of this standard on the broad categories of its customer contracts and anticipates the adoption of this guidance will not have a material impact on the consolidated results of operations. The Company is still evaluating a limited number of customer agreements involving production of parts and components in the High Performance Materials and Components segment, representing less than 5% of annualized 2017 revenues, that may require revenue to be recognized over time due to no alternative use for the product without significant economic loss, and an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Over-time recognition would be a change from current accounting, which is at a point-in-time for these products, however, based on ongoing production of these products, the impact to the statement of operations is not expected to be material. The Company does expect an impact to the consolidated balance sheet for reclassifications to contract assets and liabilities, the magnitude of which is still being determined. The Company also expects an increase to financial statement footnote disclosures regarding revenues, contract assets and contract liabilities as a result of this accounting standard update.

Note 2. Inventories
Inventories at September 30, 2017 and December 31, 2016 were as follows (in millions):

	September 30, 2017	December 31, 2016
Raw materials and supplies	$157.4	$149.6
Work-in-process	887.3	837.9
Finished goods	164.8	161.7
Total inventories at current cost	1,209.5	1,149.2
Adjustment from current cost to LIFO cost basis	45.8	97.3
Inventory valuation reserves	(118.7)	(169.0)
Progress payments	(35.5)	(40.5)
Total inventories, net	$1,101.1	$1,037.0
Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, a net realizable value (NRV) inventory reserve is required. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2017	2016
LIFO benefit (charge)	$(51.5)	$(23.1)
NRV benefit (charge)	51.3	23.5
Net cost of sales impact	$(0.2)	$0.4
The first nine months of 2016 results included $17.7 million in inventory valuation charges related to the market-based valuation of titanium products. Additionally, in the third quarter of 2016, in conjunction with the indefinite idling of the Company’s Rowley, UT titanium sponge facility, the Company recorded an additional $11.3 million charge to revalue titanium sponge inventory based on revised assessments of industrial grade titanium market conditions and expected utilization of this inventory.
Note 3. Property, Plant and Equipment
Property, plant and equipment at September 30, 2017 and December 31, 2016 was as follows (in millions):

	September 30, 2017	December 31, 2016
Land	$31.7	$31.4
Buildings	842.9	829.6
Equipment and leasehold improvements	3,562.6	3,497.2
	4,437.2	4,358.2
Accumulated depreciation and amortization	(1,946.3)	(1,859.3)
Total property, plant and equipment, net	$2,490.9	$2,498.9
The construction in progress portion of property, plant and equipment at September 30, 2017 was $71.8 million.

Note 4. Goodwill Impairment
At September 30, 2017, the Company had $531.9 million of goodwill on its consolidated balance sheet, all of which relates to the High Performance Materials & Components (HPMC) segment. Goodwill decreased $110.0 million at September 30, 2017 compared to December 31, 2016, resulting from a $114.4 million impairment charge in the HPMC segment offset by $4.4 million from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.
The Company performs its annual goodwill impairment evaluations in the fourth quarter of each year. During the third quarter of 2017, the Company performed an interim goodwill impairment analysis on ATI Cast Products, a titanium investment casting business, due to impairment indicators including lower actual results versus projections. This reporting unit had a fair value that exceeded carrying value by 12% as a result of our 2016 annual goodwill impairment evaluation. For the 2017 interim impairment analysis, fair value was determined by using a quantitative assessment that used a discounted cash flow technique, which represents Level 3 unobservable information in the fair value hierarchy. As a result of the 2017 interim goodwill impairment evaluation, the Company determined that the fair value of the Cast Products business was significantly below the carrying value, including goodwill. This was primarily due to lower projected revenues, profitability and cash flows associated with revised expectations for the rate of operational improvement and profitability of this business based on current customer agreements. Consequently, during the third quarter of 2017, the Company recorded a $114.4 million pre-tax impairment charge to write-off all of the goodwill associated with ATI Cast Products, most of which was assigned from the Company’s 2011 Ladish acquisition that was not deductible for income tax purposes. This goodwill impairment charge was excluded from 2017 HPMC business segment results. Accumulated goodwill impairment losses as of September 30, 2017 and December 31, 2016 were $241.0 million and $126.6 million, respectively.
Also during the third quarter of 2017, management concluded that the goodwill impairment at ATI Cast Products was an impairment indicator to evaluate the recoverability of other long-lived assets of this reporting unit, including property, plant, equipment, and intangible assets. No impairment was determined to exist in these long-lived assets as a result of this interim impairment test.
Note 5. Debt
Debt at September 30, 2017 and December 31, 2016 was as follows (in millions):

	September 30, 2017	December 31, 2016
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	287.5
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Term Loan due 2022	100.0	100.0
U.S. revolving credit facility	25.0	—
Foreign credit facilities	7.7	4.4
Other	9.1	2.2
Debt issuance costs	(15.2)	(17.1)
Total debt	1,914.1	1,877.0
Short term debt and current portion of long-term debt	36.4	105.1
Total long-term debt	$1,877.7	$1,771.9

(a)	Bearing interest at 7.875% effective February 15, 2016.
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
In June 2017, the ABL facility was amended to, among other things, extend the duration of the facility from September 2020 to February 2022. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10%, as amended, of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40.0 million. The Company does not meet this required fixed charge coverage ratio at September 30, 2017. As a result, the Company is not able to access $50.0 million of the revolving credit portion of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019 and at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 9.375% Senior Notes due 2019 and the 5.95% Senior Notes due 2021 are paid in full or refinanced. Costs associated with entering into the ABL amendment were $1.0 million, and are being amortized, along with any previous unamortized deferred costs, to interest expense over the extended term of the facility ending February 2022.
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
As of September 30, 2017, there were $25.0 million of outstanding borrowings under the ABL facility, and $41.5 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first nine months of 2017 and 2016 were $46 million and $109 million, respectively, bearing an average annual interest rate of 3.276% and 1.757%, respectively.
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
The Company sometimes uses futures and swap contracts to manage exposure to changes in prices for forecasted purchases of raw materials, such as nickel, and natural gas. Under these contracts, which are generally accounted for as cash flow hedges, the price of the item being hedged is fixed at the time that the contract is entered into, and the Company is obligated to make or receive a payment equal to the net change between this fixed price and the market price at the date the contract matures.
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2017, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 17 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 20% of a single year’s estimated nickel raw material purchase requirements.
At September 30, 2017, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. In the first nine months of 2016, due to changes in expected operating levels, the Company concluded that additional portions of these natural gas hedges for 2016 and the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized $0.4 million and $1.7 million of pre-tax losses for the three and nine months ended September 30, 2016, respectively, for natural gas cash flow hedge ineffectiveness, which is reported in selling and administrative expenses on the consolidated statement of operations. At September 30, 2017, the Company hedged approximately 55% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2017, approximately 35% for 2018, and approximately 30% for 2019.
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
In 2015, the Company net settled substantially all of its foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of September 30, 2017, the Company held 10.8 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. The Company recorded $0.5 million and $2.7 million of charges in the three and nine months ended September 30, 2017, respectively, and $0.5 million and $3.0 million of charges in the three and nine months ended September 30, 2016, respectively, in costs of sales on the consolidated statement of operations for maturities and mark-to-market changes on these fair value hedges.
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

(In millions) Asset derivatives	Balance sheet location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.2	$2.4
Natural gas contacts	Prepaid expenses and other current assets	0.1	0.2
Nickel and other raw material contracts	Prepaid expenses and other current assets	3.3	2.2
Foreign exchange contracts	Other assets	—	0.2
Natural gas contracts	Other assets	0.3	0.2
Nickel and other raw material contracts	Other assets	2.5	3.3
Total derivatives designated as hedging instruments		6.4	8.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	0.6
Total derivatives not designated as hedging instruments		0.2	0.6
Total asset derivatives		$6.6	$9.1
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$0.8	$2.5
Nickel and other raw material contracts	Accrued liabilities	4.8	6.7
Foreign exchange contracts	Accrued liabilities	0.7	—
Natural gas contracts	Other long-term liabilities	0.1	—
Nickel and other raw material contracts	Other long-term liabilities	5.7	9.4
Foreign exchange contracts	Other long-term liabilities	—	0.1
Total derivatives designated as hedging instruments		12.1	18.7
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued Liabilities	0.2	—
Total derivatives not designated as hedging instruments		0.2	—
Total liability derivatives		$12.3	$18.7
For derivative financial instruments that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period results. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances effecting results of operations or other comprehensive income, when applicable (see Note 13 for further explanation).
Assuming market prices remain constant with those at September 30, 2017, a loss of $1.7 million, net of tax and excluding income tax valuation allowance changes, is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2017 and 2016 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Hedging Relationships	2017	2016	2017	2016	2017	2016
Nickel and other raw material contracts	$5.6	$4.2	$(0.9)	$(2.2)	$—	$—
Natural gas contracts	—	(1.2)	(0.7)	(1.3)	—	(0.3)
Foreign exchange contracts	0.1	—	2.4	3.4	—	—
Total	$5.7	$3.0	$0.8	$(0.1)	$—	$(0.3)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Hedging Relationships	2017	2016	2017	2016	2017	2016
Nickel and other raw material contracts	$1.2	$13.0	$(2.5)	$(9.9)	$—	$—
Natural gas contracts	(2.1)	1.1	(2.8)	(7.2)	—	(1.2)
Foreign exchange contracts	(0.1)	(0.5)	7.5	13.0	—	—
Total	$(1.0)	$13.6	$2.2	$(4.1)	$—	$(1.2)

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
The Company has 10 million euro notional value outstanding as of September 30, 2017 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2018. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized on Derivatives
	Three months ended September 30,		Nine months ended September 30,
Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
Foreign exchange contracts	$(0.1)	$(0.2)	$(0.7)	$(0.1)
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows.

Note 7. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2017 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$124.9	$124.9	$124.9	$—
Derivative financial instruments:
Assets	6.6	6.6	—	6.6
Liabilities	12.3	12.3	—	12.3
Debt (a)	1,929.3	2,250.7	2,108.9	141.8

The estimated fair value of financial instruments at December 31, 2016 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$229.6	$229.6	$229.6	$—
Derivative financial instruments:
Assets	9.1	9.1	—	9.1
Liabilities	18.7	18.7	—	18.7
Debt (a)	1,894.1	1,975.0	1,868.4	106.6

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
For the three month periods ended September 30, 2017 and 2016, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Service cost - benefits earned during the year	$3.5	$5.2	$0.6	$0.6
Interest cost on benefits earned in prior years	29.2	31.4	3.7	4.0
Expected return on plan assets	(36.7)	(37.2)	—	—
Amortization of prior service cost (credit)	0.3	0.3	(0.7)	(0.7)
Amortization of net actuarial loss	15.6	16.3	2.2	2.4
Total retirement benefit expense	$11.9	$16.0	$5.8	$6.3
For the nine month periods ended September 30, 2017 and 2016, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost - benefits earned during the year	$10.5	$15.5	$1.8	$1.9
Interest cost on benefits earned in prior years	87.6	94.1	11.0	12.0
Expected return on plan assets	(110.1)	(111.5)	—	—
Amortization of prior service cost (credit)	0.9	0.9	(2.1)	(0.9)
Amortization of net actuarial loss	46.9	49.0	6.7	7.2
Total retirement benefit expense	$35.8	$48.0	$17.4	$20.2
Effective January 31, 2017, closure of the U.K. defined benefit pension plan to future accruals for service and pay (hard freeze) occurred. In March 2017, the Company made a $135 million cash contribution to the ATI Pension Plan, its U.S. qualified defined benefit pension plan, completing the Company’s funding requirements for 2017. In July 2016, the Company made a $115 million contribution to the ATI Pension Plan.
Note 9. Income Taxes
The Company maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets due to a three year cumulative loss condition, which limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. Results in both 2017 and 2016 include impacts from income taxes that differ from a standard 35% tax rate, primarily related to income tax valuation allowance changes. Third quarter 2017 results included a benefit for income taxes of $1.9 million, which includes the impact of $106 million pre-tax non-deductible goodwill impairment and $0.3 million of discrete tax benefits. The third quarter 2016 benefit for income taxes was $4.3 million, which includes a $173.1 million income tax valuation allowance charge on U.S. federal deferred tax assets, and $4.1 million of discrete charges. The third quarter 2016 actions to indefinitely idle the Rowley, UT titanium sponge production facility resulted in a reassessment of the realizability of U.S. federal deferred tax assets.
For the first nine months of 2017, the benefit for income taxes was $2.0 million, compared to a benefit for income taxes of $64.4 million, or 9.1% of the loss before income taxes, for the comparable 2016 period. The first nine months of 2017 included discrete tax benefits of $7.0 million, largely for the effects of amending tax returns for prior periods in certain domestic jurisdictions, and the first nine months of 2016 included discrete tax expense of $0.5 million.
For the three and nine months ended September 30, 2017, the Company determined that it was unable to make a reliable estimate of the annual effective tax rate for the Company's domestic operations, as insignificant changes in projected results for these operations can produce a significant variation in its annual effective tax rate. Therefore, the Company recorded tax expense for these operations for the three and nine months ended September 30, 2017 based on the actual year to date effective rate for these periods.
Note 10. Business Segments
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total sales:
High Performance Materials & Components	$526.3	$474.7	$1,593.3	$1,493.7
Flat Rolled Products	372.3	321.7	1,118.5	927.2
	898.6	796.4	2,711.8	2,420.9
Intersegment sales:
High Performance Materials & Components	13.4	12.9	43.6	40.5
Flat Rolled Products	16.1	13.0	53.0	41.9
	29.5	25.9	96.6	82.4
Sales to external customers:
High Performance Materials & Components	512.9	461.8	1,549.7	1,453.2
Flat Rolled Products	356.2	308.7	1,065.5	885.3
	$869.1	$770.5	$2,615.2	$2,338.5
Operating profit (loss):
High Performance Materials & Components	$61.7	$47.0	$180.6	$114.9
Flat Rolled Products	(7.3)	(20.8)	14.6	(162.2)
Total operating profit (loss)	54.4	26.2	195.2	(47.3)
LIFO and net realizable value reserves	(0.1)	—	(0.2)	0.4
Corporate expenses	(14.8)	(9.8)	(36.9)	(32.6)
Closed operations and other expenses	(12.2)	(15.4)	(28.4)	(24.6)
Impairment of goodwill (See Note 4)	(114.4)	—	(114.4)	—
Restructuring and other charges	—	(499.9)	—	(509.9)
Interest expense, net	(34.2)	(32.6)	(102.2)	(91.2)
Loss before income taxes	$(121.3)	$(531.5)	$(86.9)	$(705.2)

Restructuring and other charges for the third quarter ended September 30, 2016 primarily relate to the indefinite idling of the
Company’s Rowley, UT titanium sponge facility and include $471.3 million of long-lived asset impairment charges, $11.3 million of inventory valuation charges for titanium sponge that are classified in cost of sales, and $17.3 million of facility shutdown, idling and employee benefit costs. The nine months ended September 30, 2016 also include a $9.0 million charge for severance obligations in the FRP operations, and a $1.0 million charge for severance obligations in the HPMC segment.

Results for the HPMC segment exclude the Rowley, UT titanium sponge operations beginning with the third quarter of 2016, with such operations being reported in closed operations and other expenses. Reserves for restructuring charges at September 30, 2017 were $9.1 million, of which $3.1 million relates to severance and employee benefit costs and $6.0 million to closure costs. The decline in these reserves compared to $33.1 million at December 31, 2016 is primarily due to payments. These restructuring reserves are expected to be substantially paid in 2017.
Note 11. Per Share Information
The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine months ended
(In millions, except per share amounts)	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Numerator for basic loss per common share –
Net loss attributable to ATI	$(121.2)	$(530.8)	$(93.6)	$(650.8)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	—	—	—
Numerator for diluted loss per common share –
Net loss attributable to ATI after assumed conversions	$(121.2)	$(530.8)	$(93.6)	$(650.8)
Denominator:
Denominator for basic net loss per common share – weighted average shares	107.7	107.3	107.7	107.3
Effect of dilutive securities:
Share-based compensation	—	—	—	—
4.75% Convertible Senior Notes due 2022	—	—	—	—
Denominator for diluted net loss per common share – adjusted weighted average shares and assumed conversions	107.7	107.3	107.7	107.3
Basic net loss attributable to ATI per common share	$(1.12)	$(4.95)	$(0.87)	$(6.07)
Diluted net loss attributable to ATI per common share	$(1.12)	$(4.95)	$(0.87)	$(6.07)
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 20.9 million and 20.7 million anti-dilutive shares for the three and nine month periods ended September 30, 2017. There were 21.0 million and 10.3 million anti-dilutive shares for the three and nine month periods ended September 30, 2016, respectively.
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
ATI is the plan sponsor for the ATI Pension Plan, the Company’s U.S. qualified defined benefit pension plan (the “Plan”) which covers certain current and former employees of the Subsidiary and the non-guarantor subsidiaries. As a result, the balance sheets presented for the Subsidiary and the non-guarantor subsidiaries do not include any Plan assets or liabilities, or the related deferred taxes and valuation allowances. The Plan assets, liabilities and related deferred taxes and pension income or expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation. The effects of income tax valuation allowances on U.S. Federal and State deferred tax assets are excluded from the Subsidiary’s financial results, and are reported by the Guarantor Parent or the non-guarantor subsidiaries, as applicable.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.1	$7.4	$115.4	$—	$124.9
Accounts receivable, net	0.1	140.1	385.7	—	525.9
Intercompany notes receivable	—	—	3,425.7	(3,425.7)	—
Inventories, net	—	154.2	946.9	—	1,101.1
Prepaid expenses and other current assets	9.7	10.0	32.5	—	52.2
Total current assets	11.9	311.7	4,906.2	(3,425.7)	1,804.1
Property, plant and equipment, net	0.9	1,579.6	910.4	—	2,490.9
Goodwill	—	—	531.9	—	531.9
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	5,524.0	37.7	—	(5,561.7)	—
Other assets	26.5	18.6	203.1	—	248.2
Total assets	$5,563.3	$1,947.6	$6,751.6	$(9,187.4)	$5,075.1
Liabilities and stockholders’ equity:
Accounts payable	$3.7	$148.8	$198.0	$—	$350.5
Accrued liabilities	42.9	83.1	160.7	—	286.7
Intercompany notes payable	1,783.8	1,641.9	—	(3,425.7)	—
Short term debt and current portion of long-term debt	0.3	0.3	35.8	—	36.4
Total current liabilities	1,830.7	1,874.1	394.5	(3,425.7)	673.6
Long-term debt	1,623.8	149.8	104.1	—	1,877.7
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	235.6	67.6	—	303.2
Pension liabilities	630.5	4.8	42.9	—	678.2
Deferred income taxes	14.1	—	—	—	14.1
Other long-term liabilities	16.7	18.4	45.7	—	80.8
Total liabilities	4,115.8	2,482.7	654.8	(3,625.7)	3,627.6
Total stockholders’ equity (deficit)	1,447.5	(535.1)	6,096.8	(5,561.7)	1,447.5
Total liabilities and stockholders’ equity	$5,563.3	$1,947.6	$6,751.6	$(9,187.4)	$5,075.1

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended September 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$287.9	$581.2	$—	$869.1
Cost of sales	10.4	283.8	481.6	—	775.8
Gross profit (loss)	(10.4)	4.1	99.6	—	93.3
Selling and administrative expenses	25.8	8.6	31.8	—	66.2
Impairment of goodwill	—	—	114.4	—	114.4
Operating loss	(36.2)	(4.5)	(46.6)	—	(87.3)
Interest income (expense), net	(40.1)	(22.9)	28.8	—	(34.2)
Other income (loss) including equity in income of unconsolidated subsidiaries	(45.0)	0.3	(0.1)	45.0	0.2
Income (loss) before income tax provision (benefit)	(121.3)	(27.1)	(17.9)	45.0	(121.3)
Income tax provision (benefit)	(1.9)	(8.6)	28.3	(19.7)	(1.9)
Net income (loss)	(119.4)	(18.5)	(46.2)	64.7	(119.4)
Less: Net income attributable to noncontrolling interests	—	—	1.8	—	1.8
Net income (loss) attributable to ATI	$(119.4)	$(18.5)	$(48.0)	$64.7	$(121.2)
Comprehensive income (loss) attributable to ATI	$(63.5)	$(15.5)	$(28.5)	$37.2	$(70.3)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$866.3	$1,748.9	$—	$2,615.2
Cost of sales	33.4	822.5	1,440.9	—	2,296.8
Gross profit (loss)	(33.4)	43.8	308.0	—	318.4
Selling and administrative expenses	70.1	27.0	95.3	—	192.4
Impairment of goodwill	—	—	114.4	—	114.4
Operating income (loss)	(103.5)	16.8	98.3	—	11.6
Interest income (expense), net	(118.4)	(66.6)	82.8	—	(102.2)
Other income (loss) including equity in income of unconsolidated subsidiaries	135.0	1.1	2.6	(135.0)	3.7
Income (loss) before income tax provision (benefit)	(86.9)	(48.7)	183.7	(135.0)	(86.9)
Income tax provision (benefit)	(2.0)	(16.3)	97.4	(81.1)	(2.0)
Net income (loss)	(84.9)	(32.4)	86.3	(53.9)	(84.9)
Less: Net income attributable to noncontrolling interests	—	—	8.7	—	8.7
Net income (loss) attributable to ATI	$(84.9)	$(32.4)	$77.6	$(53.9)	$(93.6)
Comprehensive income (loss) attributable to ATI	$(0.3)	$(27.1)	$109.9	$(98.7)	$(16.2)

Condensed Statements of Cash Flows
For the nine months ended September 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(84.2)	$(83.1)	$113.5	$—	$(53.8)
Investing Activities:
Purchases of property, plant and equipment	(0.5)	(27.4)	(57.4)	—	(85.3)
Net receipts/(payments) on intercompany activity	—	—	(205.1)	205.1	—
Asset disposals and other	—	0.1	3.1	—	3.2
Cash flows provided by (used in) investing activities	(0.5)	(27.3)	(259.4)	205.1	(82.1)
Financing Activities:
Borrowings on long-term debt	—	—	8.5	—	8.5
Payments on long-term debt and capital leases	(0.3)	(0.2)	(1.4)	—	(1.9)
Net borrowings under credit facilities	—	—	28.0	—	28.0
Debt issuance costs	—	—	(0.8)	—	(0.8)
Net receipts/(payments) on intercompany activity	89.6	115.5	—	(205.1)	—
Sale to noncontrolling interests	—	—	2.2	—	2.2
Shares repurchased for income tax withholding on share-based compensation and other	(4.8)	—	—	—	(4.8)
Cash flows provided by (used in) financing activities	84.5	115.3	36.5	(205.1)	31.2
Increase (decrease) in cash and cash equivalents	$(0.2)	$4.9	$(109.4)	$—	$(104.7)

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

Note 13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended September 30, 2017 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, June 30, 2017		$(943.5)		$(72.4)		$—		$(5.7)	$(45.6)	$(1,067.2)
OCI before reclassifications		—		19.2		—		5.7	—	24.9
Amounts reclassified from AOCI	(a)	10.5	(b)	—	(b)	—	(c)	(0.8)	16.3	26.0
Net current-period OCI		10.5		19.2		—		4.9	16.3	50.9
Balance, September 30, 2017		$(933.0)		$(53.2)		$—		$(0.8)	$(29.3)	$(1,016.3)
Attributable to noncontrolling interests:
Balance, June 30, 2017		$—		$11.9		$—		$—	$—	$11.9
OCI before reclassifications		—		5.0		—		—	—	5.0
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		5.0		—		—	—	5.0
Balance, September 30, 2017		$—		$16.9		$—		$—	$—	$16.9
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2017 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2016		$(965.5)		$(85.0)		$—		$2.4	$(45.6)	$(1,093.7)
OCI before reclassifications		—		31.8		—		(1.0)	—	30.8
Amounts reclassified from AOCI	(a)	32.5	(b)	—	(b)	—	(c)	(2.2)	16.3	46.6
Net current-period OCI		32.5		31.8		—		(3.2)	16.3	77.4
Balance, September 30, 2017		$(933.0)		$(53.2)		$—		$(0.8)	$(29.3)	$(1,016.3)
Attributable to noncontrolling interests:
Balance, December 31, 2016		$—		$9.7		$—		$—	$—	$9.7
OCI before reclassifications		—		7.2		—		—	—	7.2
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		7.2		—		—	—	7.2
Balance, September 30, 2017		$—		$16.9		$—		$—	$—	$16.9

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 6).

The changes in AOCI by component, net of tax, for the three month period ended September 30, 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, June 30, 2016		$(913.7)		$(59.8)		$—		$(0.2)	$—	$(973.7)
OCI before reclassifications		—		(2.8)		—		3.0	—	0.2
Amounts reclassified from AOCI	(a)	11.4	(b)	—	(b)	—	(c)	0.4	—	11.8
Net current-period OCI		11.4		(2.8)		—		3.4	—	12.0
Balance, September 30, 2016		$(902.3)		$(62.6)		$—		$3.2	$—	$(961.7)
Attributable to noncontrolling interests:
Balance, June 30, 2016		$—		$16.4		$—		$—	$—	$16.4
OCI before reclassifications		—		(1.6)		—		—	—	(1.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		(1.6)		—		—	—	$(1.6)
Balance, September 30, 2016		$—		$14.8		$—		$—	$—	$14.8
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2015		$(951.2)		$(47.6)		$—		$(15.7)	$—	$(1,014.5)
OCI before reclassifications		13.9		(15.0)		—		13.6	—	12.5
Amounts reclassified from AOCI	(a)	35.0	(b)	—	(b)	—	(c)	5.3	—	40.3
Net current-period OCI		48.9		(15.0)		—		18.9	—	52.8
Balance, September 30, 2016		$(902.3)		$(62.6)		$—		$3.2	$—	$(961.7)
Attributable to noncontrolling interests:
Balance, December 31, 2015		$—		$19.4		$—		$—	$—	$19.4
OCI before reclassifications		—		(4.6)		—		—	—	(4.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		(4.6)		—		—	—	$(4.6)
Balance, September 30, 2016		$—		$14.8		$—		$—	$—	$14.8

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 6).

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

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2017 and 2016 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended September 30, 2017	Three months ended September 30, 2016		Nine months ended September 30, 2017	Nine months ended September 30, 2016		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$0.4	$0.4	(a)	$1.2	$—	(a)
Actuarial losses	(17.8)	(18.7)	(a)	(53.6)	(56.2)	(a)
	(17.4)	(18.3)	(c)	(52.4)	(56.2)	(c)	Total before tax
	(6.9)	(6.9)		(19.9)	(21.2)		Tax provision (benefit) (d)
	$(10.5)	$(11.4)		$(32.5)	$(35.0)		Net of tax
Derivatives
Nickel and other raw material contracts	$(1.5)	$(3.5)	(b)	$(4.0)	$(15.9)	(b)
Natural gas contracts	(1.1)	(2.5)	(b)	(4.5)	(13.5)	(b)
Foreign exchange contracts	3.8	5.4	(b)	12.0	20.9	(b)
	1.2	(0.6)	(c)	3.5	(8.5)	(c)	Total before tax
	0.4	(0.2)		1.3	(3.2)		Tax provision (benefit) (d)
	$0.8	$(0.4)		$2.2	$(5.3)		Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses (see Note 8).

(b)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of operations (see Note 6).

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
At September 30, 2017, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $2 million for federal Superfund and comparable state-managed sites; $10 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The

Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $13 million. Future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
We anticipate significant industry demand growth for advanced powder materials required to satisfy higher aerospace and defense market production requirements, and for emerging additive manufacturing of parts and components.  To proactively meet this growing demand for complex powder alloy products, ATI designed and built an all-new nickel and super alloy powder production facility in North Carolina, which is in the final stages of industry and customer qualifications. Additionally, we recently announced an expansion of our titanium alloys powder production capabilities, which is expected to be completed in early 2019, and in July 2017 we formed a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing process that eliminates the traditional melt step used prior to converting base material to powder form. The JV will construct a new R&D pilot production facility to focus on increasing the scale of this GE-developed manufacturing process.
ATI reported third quarter 2017 sales of $869.1 million and loss before tax of $121.3 million, compared to sales of $770.5 million and a loss before tax of $531.5 million for the third quarter 2016. Our gross profit was $93.3 million, or 10.7% of sales, a $43.1 million improvement compared to the third quarter 2016, reflecting the benefits of our growing position on next-generation commercial aerospace programs and the significant restructuring actions taken in 2016 to improve our operating efficiencies and cost structure. Results for the third quarter 2017 include a pre-tax non-cash goodwill impairment charge of $114.4 million ($113.6 million after-tax, or ($1.05) per share) for ATI Cast Products, our titanium investment casting business in the High Performance Materials & Components segment. Net loss attributable to ATI was $121.2 million, or $(1.12) per share, in the third quarter 2017 compared to a net loss attributable to ATI of $530.8 million, or $(4.95) per share, for the third quarter 2016. The third quarter 2016 results included pre-tax restructuring and other charges of $499.9 million ($329.1 million after-tax, or ($3.07) per share) relating primarily to the indefinite idling of the Rowley, UT titanium sponge production facility and consolidation of other higher-cost titanium operations. The 2016 charges included $471.3 million of non-cash impairment charges, $17.3 million of shutdown, idling and employee benefit costs and $11.3 million of titanium sponge inventory valuation adjustments. Results in the third quarter 2016 also included $9.3 million pre-tax ($6.1 million after-tax, or ($0.06) per share) of Rowley excess operating costs. As a result of these charges, ATI also recorded a $173.1 million, or $(1.61) per share, non-cash income tax valuation allowance charge in the third quarter of 2016 related to U.S. federal tax benefits. The total after-tax charges, including the income tax valuation allowance charge, for the third quarter 2016 were $508.3 million, or $(4.74) per share. Results in both periods include impacts from income taxes that differ from a standard 35% tax rate, primarily related to income tax valuation allowance changes as well as a non-deductible goodwill impairment charge for the third quarter 2017.
We operate in two business segments, High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Compared to the third quarter 2016, sales increased 11% in the HPMC segment and 15% in the FRP segment. The commercial aerospace market, which represented 63% of third quarter 2017 HPMC sales, were 9% higher than the third quarter 2016, with strong growth in the commercial jet engine market. In addition, HPMC third quarter sales included higher demand in the oil & gas industry, which improved over 50% versus the prior year period. The increase in sales in the FRP segment were due to stronger mix of high-value products, higher shipments of standard stainless products, and slightly higher selling prices for most standard stainless and Precision Rolled Strip products.
ATI reported sales for the first nine months of 2017 of $2.62 billion and loss before tax of $86.9 million, compared to sales of $2.34 billion and a loss before tax of $705.2 million, for the first nine months of 2016. Our gross profit was $318.4 million, or 12.2% of sales, a $253.2 million improvement compared to the first nine months of 2016. ATI’s 2017 results include the third quarter’s $114.4 million pre-tax goodwill impairment charge, and 2016 results include the third quarter’s $499.9 million of pre-tax restructuring and other charges, both discussed above. Results for the first nine months of 2016 also include $48 million of costs associated with the work stoppage and return to work of USW-represented employees in March 2016, a $9.0 million charge for the reduction of approximately one-third of FRP’s salaried workforce and $1.0 million for severance actions in the HPMC segment. Net loss attributable to ATI was $93.6 million, or $(0.87) per diluted share, in the first nine months of 2017 compared to a net loss attributable to ATI of $650.8 million, or $(6.07) per share, for the first nine months of 2016.
Compared to the first nine months of 2016, sales increased 20% in the FRP business segment and 7% in the HPMC business segment. HPMC sales reflect stronger demand for nickel-based and specialty alloys mill products, and forged components. FRP sales compared to the prior year period include stronger shipments of both high-value and standard products due to higher operating levels following a new labor agreement.
ATI’s sales to the aerospace & defense market increased 9%, to $427.7 million in the third quarter 2017, compared to the third quarter of 2016. HPMC commercial jet engine sales increased $26 million, or 13%, compared to the third quarter 2016, including a 25% increase in forged products.
Demand from the global aerospace & defense, oil & gas, electrical energy, automotive and medical markets represented 78% and 79% of our sales for the three and nine months ended September 30, 2017, respectively. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2017 and 2016 were as follows:

	Three months ended		Three months ended
Market	September 30, 2017		September 30, 2016
Aerospace & Defense	$427.7	49%	$391.9	51%
Oil & Gas	98.4	11%	69.1	9%
Automotive	61.7	7%	60.1	7%
Electrical Energy	48.5	6%	43.9	6%
Medical	44.5	5%	46.4	6%
Subtotal - Key Markets	680.8	78%	611.4	79%
Food Equipment & Appliances	54.5	6%	43.1	6%
Construction/Mining	48.3	6%	45.9	6%
Electronics/Computers/Communication	42.3	5%	29.7	4%
Transportation	24.3	3%	21.2	3%
Other	18.9	2%	19.2	2%
Total	$869.1	100%	$770.5	100%

	Nine months ended		Nine months ended
Market	September 30, 2017		September 30, 2016
Aerospace & Defense	$1,280.5	49%	$1,196.6	51%
Oil & Gas	289.7	11%	200.5	9%
Automotive	206.4	8%	169.4	7%
Electrical Energy	144.2	6%	182.1	8%
Medical	142.7	5%	150.8	6%
Subtotal - Key Markets	2,063.5	79%	1,899.4	81%
Food Equipment & Appliances	168.9	6%	119.4	5%
Construction/Mining	144.6	6%	119.6	5%
Electronics/Computers/Communication	108.2	4%	76.2	3%
Transportation	65.5	3%	61.2	3%
Other	64.5	2%	62.7	3%
Total	$2,615.2	100%	$2,338.5	100%
For the third quarter 2017, international sales increased 16% to $363 million and represented 42% of total sales, compared to $313 million, or 41% of total sales, for the third quarter 2016. ATI’s international sales are mostly to the aerospace, oil & gas, electrical energy, automotive and medical markets. Sales of our high-value products represented 84% of total sales, the majority of which were consumed by our aerospace & defense customers, for the three months ended September 30, 2017. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended September 30,
	2017	2016
High-Value Products
Nickel-based alloys and specialty alloys	28%	26%
Precision forgings, castings and components	19%	17%
Titanium and titanium-based alloys	17%	19%
Precision and engineered strip	14%	15%
Zirconium and related alloys	6%	7%
Total High-Value Products, excluding GOES	84%	84%
GOES (grain-oriented electrical steel)	—%	—%
Total High-Value Products, including GOES	84%	84%
Standard Products
Stainless steel sheet	9%	8%
Specialty stainless sheet	4%	5%
Stainless steel plate and other	3%	3%
Total Standard Products	16%	16%
Grand Total	100%	100%

For the first nine months of 2017, international sales increased 12% to $1.06 billion and represented 41% of total sales, compared to $947 million, or 41% of total sales, for the first nine months of 2016. Sales of our high-value products represented 83% of total sales for the nine months ended September 30, 2017. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Nine months ended September 30,
	2017	2016
High-Value Products
Nickel-based alloys and specialty alloys	27%	27%
Precision forgings, castings and components	19%	18%
Titanium and titanium-based alloys	17%	20%
Precision and engineered strip	14%	13%
Zirconium and related alloys	6%	8%
Total High-Value Products, excluding GOES	83%	86%
GOES (grain-oriented electrical steel)	—%	1%
Total High-Value Products, including GOES	83%	87%
Standard Products
Stainless steel sheet	9%	6%
Specialty stainless sheet	4%	4%
Stainless steel plate and other	4%	3%
Total Standard Products	17%	13%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 8.4 million pounds in the third quarter 2017, bringing the first nine months 2017 to a total of 25.2 million pounds. These volumes represent a 10% increase compared to the third quarter of 2016 and a 4% increase compared to the first nine months of 2016, with generally stronger demand for sheet and plate products for global industrial markets.
Segment operating profit for the third quarter 2017 was $54.4 million, or 6.3% of sales, more than doubling the third quarter of 2016 segment operating profit of $26.2 million, or 3.4% of sales. For the first nine months of 2017, segment operating profit was $195.2 million, or 7.5% of sales, compared to segment operating loss of $47.3 million, or (2.0)% of sales, for the first nine months of 2016. Segment operating profit as a percentage of sales for the three and nine month periods ended September 30, 2017 and 2016 was:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
High Performance Materials & Components	12.0%	10.2%	11.7%	7.9%
Flat Rolled Products	(2.0)%	(6.7)%	1.4%	(18.3)%
Segment operating profit for the third quarter 2017 in the HPMC segment was $61.7 million, or 12.0% of sales, compared to $47 million, or 10.2% of sales, for the third quarter 2016. The improvement in HPMC segment operating profit reflects higher productivity from increasing aerospace & defense sales, an improved product mix of next-generation nickel alloys and forgings for the aero engine market, and the benefits of the 2016 titanium operations restructuring activities, including the Rowley, UT titanium sponge operations idling. Segment operating profit for the first nine months of 2017 in the HPMC segment was $180.6 million, or 11.7% of sales, compared to $114.9 million, or 7.9% of sales for the first nine months of 2016.
The FRP segment operating loss for the third quarter 2017 was $7.3 million, or (2.0)% of sales, compared to a segment operating loss of $20.8 million, or (6.7)% of sales, for the third quarter 2016. FRP 2017 third quarter results were negatively impacted by a steep decline in raw material prices, primarily ferrochrome and nickel, which reduced profit margins due to out-of-phase surcharges. This more than offset the favorable impact of higher operating levels and the benefits of cost reductions and restructuring actions. Segment operating profit for the first nine months of 2017 in the FRP segment was $14.6 million, or 1.4% of sales, compared to a loss of $162.2 million, or (18.3)% of sales for the first nine months of 2016. FRP results for the first nine months of 2016 were unfavorably impacted by inefficiencies associated with the work stoppage and return to work of USW-represented employees in addition to higher operating costs as we moved through the process of reducing production levels and then idling our two facilities used in the production of commodity stainless sheet and GOES products.

We expect our HPMC segment results to sustain strong performance levels in commercial aerospace, with fourth quarter HPMC financial results to be modestly improved compared to the third quarter 2017. Looking ahead to 2018, we expect continued revenue growth and operating margin improvement in our HPMC segment resulting from continuing growth in demand from the aerospace market. We remain confident about increasing jet engine build rates over the next several years and related increased demand for mill products, forgings, castings, and components. Our focus continues on operational execution and on meeting the requirements of the aerospace production ramp. We anticipate that the 2017 financial headwinds from our castings business and completion of the start-up and qualification of our new nickel alloys powder facility will provide meaningful profit improvement opportunities in 2018.

We expect the FRP segment to benefit from stabilizing and increasing raw material prices in the fourth quarter, and to be modestly profitable for the quarter and for the full year 2017. We anticipate 2017’s operational improvements and product mix benefits will carry over into 2018, as we continue our efforts to position the FRP segment for sustainable profitability.

Looking beyond 2017, we plan to maintain our continuing focus on enhancing ATI’s technology leadership in differentiated specialty materials products; generating healthy cash flow from operations; improving our competitive cost position; and strengthening our balance sheet. We continue to expect capital expenditures to average approximately $100 million annually for the next several years.
Business Segment Results
High Performance Materials & Components (HPMC) Segment
Third quarter 2017 sales increased 11.1% to $512.9 million compared to the third quarter 2016. Demand from the aerospace & defense market continues to drive HPMC results as sales to this market represented 76% of third quarter segment sales: 45% commercial jet engine, 18% commercial airframe, and 13% government aero/defense. Sales to the commercial aerospace market, which represented 63% of third quarter 2017 sales, were 9% higher than the third quarter 2016, with strong growth in the commercial jet engine market and 1% higher airframe sales. HPMC commercial jet engine sales increased $26 million, or 13%, compared to the third quarter 2016, highlighted by a 25% increase of forged products sales.
Sales to the oil & gas market improved for the third consecutive quarter, increasing over 50% from prior year levels. Sales to the electrical energy market increased 17%.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2017 and 2016 is as follows:

	Three months ended		Three months ended
Market	September 30, 2017		September 30, 2016
Aerospace & Defense:
Commercial Jet Engines	$232.4	45%	$205.9	45%
Commercial Airframes	93.0	18%	91.8	20%
Government Aerospace & Defense	64.1	13%	56.7	12%
Total Aerospace & Defense	389.5	76%	354.4	77%
Medical	41.8	8%	43.1	9%
Electrical Energy	30.4	6%	25.9	5%
Oil & Gas	14.3	3%	9.5	2%
Construction/Mining	13.5	3%	7.7	2%
Transportation	6.6	1%	5.0	1%
Other	16.8	3%	16.2	4%
Total	$512.9	100%	$461.8	100%

International sales represented 47% of total segment sales for the third quarter of 2017. Third quarter 2017 reflects higher sales of nickel-based and specialty alloys, and forged and cast components. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2017 and 2016, is as follows:

	Three months ended September 30,
	2017	2016
High-Value Products
Precision forgings, castings and components	33%	30%
Nickel-based alloys and specialty alloys	30%	28%
Titanium and titanium-based alloys	26%	30%
Zirconium and related alloys	11%	12%
Total High-Value Products	100%	100%
Segment operating profit in the third quarter of 2017 increased to $61.7 million, or 12.0% of total sales, compared to $47.0 million, or 10.2% of total sales, for the third quarter of 2016. The improvement in segment operating profit reflects higher productivity from increasing aerospace & defense sales, an improved product mix of next-generation nickel alloys and forgings for the aero engine market, which represented 39% of HPMC jet engine sales in the third quarter of 2017, and the benefits of the 2016 titanium operations restructuring activities, including the Rowley, UT titanium sponge operations idling. Our new nickel-based powder alloys facility in North Carolina began operations in the first quarter of 2017, and third quarter 2017 results include $2 million of start-up costs for this facility as we continued our commercial qualification process.

For the nine months ended September 30, 2017, segment sales increased 6.6% to $1.55 billion compared to the first nine months of 2016. Sales to the aerospace & defense market were 8% higher than the prior year to date period. This increase was led by commercial jet engine sales which were 11% higher, highlighted by a 27% increase of forged products sales. Sales to the oil & gas market increased 38% from prior year levels while sales to the electrical energy market decreased 13%.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2017 and 2016 is as follows:

	Nine months ended		Nine months ended
Market	September 30, 2017		September 30, 2016
Aerospace & Defense:
Commercial Jet Engines	$686.1	44%	$615.7	42%
Commercial Airframes	290.4	19%	290.1	20%
Government Aerospace & Defense	193.2	13%	173.0	12%
Total Aerospace & Defense	1,169.7	76%	1,078.8	74%
Medical	134.2	9%	142.0	10%
Electrical Energy	84.1	5%	96.5	7%
Oil & Gas	49.7	3%	36.1	2%
Construction/Mining	37.6	2%	28.4	2%
Transportation	21.5	2%	19.0	1%
Other	52.9	3%	52.4	4%
Total	$1,549.7	100%	$1,453.2	100%

International sales represented 47% of total segment sales for the first nine months of 2017. The first nine months of 2017 reflects higher sales of nickel-based and specialty alloys, and forged and cast components. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2017 and 2016, is as follows:

	Nine months ended September 30,
	2017	2016
High-Value Products
Precision forgings, castings and components	32%	28%
Nickel-based alloys and specialty alloys	30%	29%
Titanium and titanium-based alloys	27%	30%
Zirconium and related alloys	11%	13%
Total High-Value Products	100%	100%
Segment operating profit in the first nine months of 2017 increased to $180.6 million, or 11.7% of total sales, compared to $114.9 million, or 7.9% of total sales, for the first nine months of 2016, reflecting higher productivity from increasing aerospace & defense sales, a richer mix of products for next-generation jet engines, and the benefits of the 2016 titanium operations restructuring activities, including the Rowley, UT titanium sponge operations idling. The first nine months of 2017 includes $6 million of start-up costs for our new nickel-based powder alloys facility in North Carolina. The first nine months of 2016 results included $5.3 million of non-recurring work stoppage and return to work costs for represented employees at two HPMC facilities.
Flat Rolled Products (FRP) Segment
Third quarter 2017 sales increased 15.4% compared to the third quarter 2016, to $356.2 million, due to higher shipment volume for both high-value and standard stainless products, and slightly higher selling prices for most standard stainless and Precision Rolled Strip products. Sales to the electronics market were 43% higher, and sales to the oil & gas market were 41% higher primarily due to project-based demand for chemical and hydrocarbon processing. Third quarter 2017 FRP segment titanium shipments, including Uniti joint venture conversion, were 1.1 million pounds, a 38% increase compared to the third quarter 2016, reflecting stronger project-based demand from industrial titanium markets.
Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2017 and 2016 is as follows:

	Three months ended		Three months ended
Market	September 30, 2017		September 30, 2016
Oil & Gas	$84.1	23%	$59.5	19%
Automotive	59.3	17%	58.7	19%
Food Equipment & Appliances	54.2	15%	42.4	14%
Electronics/Computers/Communication	41.2	12%	28.9	9%
Aerospace & Defense	38.3	11%	37.5	12%
Construction/Mining	34.8	10%	38.2	13%
Electrical Energy	18.1	5%	17.9	6%
Transportation	17.7	5%	16.2	5%
Other	8.5	2%	9.4	3%
Total	$356.2	100%	$308.7	100%

International sales represented 35% of total segment sales for the third quarter of 2017. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2017 and 2016, is as follows:

	Three months ended September 30,
	2017	2016
High-Value Products
Precision and engineered strip	34%	37%
Nickel-based alloys and specialty alloys	27%	23%
Titanium and titanium-based alloys	3%	3%
Total High-Value Products, excluding GOES	64%	63%
GOES (grain-oriented electrical steel)	—%	—%
Total High-Value Products, including GOES	64%	63%
Standard Products
Stainless steel sheet	20%	20%
Specialty stainless sheet	11%	11%
Stainless steel plate	5%	6%
Total Standard Products	36%	37%
Grand Total	100%	100%
Segment operating loss was $7.3 million, or (2.0)% of sales, for the third quarter of 2017, compared to a segment operating loss of $20.8 million, or (6.7)% of sales, for the third quarter of 2016. 2017 results were negatively impacted by a steep decline in raw material prices, which reduced profit margins due to out-of-phase surcharges, which more than offset the favorable impact of higher operating levels and the benefits of cost reductions and restructuring actions.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended September 30, 2017 and 2016 is provided in the following table:

	Three months ended September 30,		%
	2017	2016	Change
Volume (000’s pounds):
High-Value	83,637	73,481	14%
Standard	115,907	102,252	13%
Total	199,544	175,733	14%
Average prices (per lb.):
High-Value	$2.69	$2.64	2%
Standard	$1.13	$1.10	3%
Combined Average	$1.78	$1.75	2%
For the first nine months of 2017, sales increased 20.4% compared to the first nine months of 2016, to $1.07 billion, primarily due to higher shipment volume and selling prices for both standard stainless products and high-value products. Sales to the oil & gas market were 46% higher primarily due to project-based demand for chemical and hydrocarbon processing, and sales to the automotive market were 22% higher. Sales to the electrical energy market declined 30%. Prior year results also include sales of unprofitable GOES products and certain commodity standard stainless steel sheet products prior to the idling of the Bagdad, PA and Midland, PA operations. The first nine months of 2017 FRP segment titanium shipments, including Uniti joint venture conversion, were 4.0 million pounds, a 47% increase compared to the first nine months of 2016, reflecting stronger project-based demand from industrial titanium markets.

Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2017 and 2016 is as follows:

	Nine months ended		Nine months ended
Market	September 30, 2017		September 30, 2016
Oil & Gas	$240.0	22%	$164.5	19%
Automotive	200.0	19%	163.9	19%
Food Equipment & Appliances	167.9	16%	118.0	13%
Aerospace & Defense	110.8	10%	117.8	13%
Construction/Mining	107.0	10%	91.2	10%
Electronics/Computers/Communication	104.7	10%	73.8	8%
Electrical Energy	60.0	6%	85.5	10%
Transportation	44.1	4%	42.2	5%
Other	31.0	3%	28.4	3%
Total	$1,065.5	100%	$885.3	100%
International sales represented 31% of total segment sales for the first nine months of 2017. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2017 and 2016, is as follows:

	Nine months ended September 30,
	2017	2016
High-Value Products
Precision and engineered strip	34%	35%
Nickel-based alloys and specialty alloys	23%	26%
Titanium and titanium-based alloys	4%	4%
Total High-Value Products, excluding GOES	61%	65%
GOES (grain-oriented electrical steel)	—%	3%
Total High-Value Products, including GOES	61%	68%
Standard Products
Stainless steel sheet	22%	17%
Specialty stainless sheet	12%	10%
Stainless steel plate	5%	5%
Total Standard Products	39%	32%
Grand Total	100%	100%
Segment operating profit was $14.6 million, or 1.4% of sales, for the first nine months of 2017, compared to a segment operating loss of $162.2 million, or (18.3)% of sales, for the first nine months of 2016. The operating profit improvement primarily reflects benefits of higher operating levels, a greater portion of high-value products, and the benefits of cost reductions and restructuring actions, including the exit from the GOES market and the de-emphasis of certain commodity standard stainless sheet products, as discussed above. Segment operating results in 2016 were primarily driven by lower shipment volumes and selling prices, and also included $43.5 million of costs associated with the work stoppage and return-to-work of represented employees.

Comparative shipment volume and average selling price information of the segment’s products, excluding GOES, for the nine months ended September 30, 2017 and 2016 is provided in the following table:

	Nine months ended September 30,		%
	2017	2016	Change
Volume (000’s pounds):
High-Value	233,059	217,881	7%
Standard	345,569	272,846	27%
Total	578,628	490,727	18%
Average prices (per lb.):
High-Value	$2.76	$2.61	6%
Standard	$1.20	$1.04	15%
Combined Average	$1.83	$1.73	6%
Corporate Items

For the third quarter and first nine months of 2017, last-in, first-out (LIFO) inventory valuation reserve charges of $33.3 million and $51.5 million, respectively, were offset by $33.2 million and $51.3 million, respectively, in reductions in net realizable value (NRV) inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the third quarter and first nine months of 2016, LIFO inventory valuation reserve charges of $18.5 million and $23.1 million, respectively, were offset by $18.5 million and $23.5 million, respectively, in reductions in NRV inventory reserves.
Corporate expenses for the third quarter 2017 were $14.8 million compared to $9.8 million for the third quarter 2016. For the nine months ended September 30, 2017, corporate expenses were $36.9 million, increasing from $32.6 million for the nine months ended September 30, 2016. These increases in 2017 are due primarily to higher incentive compensation costs, and also start-up research and development costs of the recently-announced meltless titanium alloy powder joint venture with GE Aviation.
Closed operations and other expenses for the third quarter 2017 were $12.2 million, compared to $15.4 million for the third quarter 2016, primarily due to operations costs of our Rowley, UT titanium sponge facility in 2016, which were classified in closed operations beginning in the third quarter of 2016 due to the indefinite idling decision and ongoing shutdown activities. This impact was partially offset in 2017 for idle facility carrying costs due to the additions of the Rowley, UT, Midland, PA and Bagdad, PA facilities as a result of prior year closure actions. For the nine months ended September 30, 2017, closed company and other expenses were $28.4 million, compared to $24.6 million for the comparable period. The increase was largely due to higher idle facility carrying costs in 2017 due to the additions of the Rowley, Midland and Bagdad facilities as a result of prior year closure actions, and negative foreign currency remeasurement impacts, primarily related to our European Treasury Center operation.
During the third quarter of 2017, we recorded a $114.4 million goodwill impairment charge to write-off all the goodwill assigned to ATI Cast Products, our titanium investment casting business in the HPMC segment. During the third quarter of 2017, we performed an interim goodwill impairment analysis on ATI Cast Products due to impairment indicators, including lower actual results versus projections. As a result of the 2017 interim goodwill impairment evaluation, we determined that the fair value of the Cast Products business was significantly below the carrying value, including goodwill. This was primarily due to lower projected revenues, profitability and cash flows associated with revised expectations for the rate of operational improvement and profitability of this business based on current customer agreements. This goodwill impairment charge was excluded from 2017 HPMC business segment results.

Business segment results exclude $499.9 million and $509.9 of restructuring and other charges for the three and nine months ended September 30, 2016, respectively. These charges for the third quarter ended September 30, 2016 primarily relate to the indefinite idling of our Rowley facility and include $471.3 million long-lived asset impairment charges, $11.3 million of inventory valuation charges for titanium sponge that are classified in cost of sales, $16.3 million of facility shutdown and idling costs and $1.0 million of employee benefit costs. The nine months ended September 30, 2016 also include a $1.0 million charge for severance obligations in the HPMC segment, and a $9.0 million charge for severance obligations in the FRP operations.
Interest expense, net of interest income, in the third quarter 2017 was $34.2 million, compared to net interest expense of $32.6 million in the third quarter 2016. On a year-to-date basis, the first nine months of 2017 net interest expense was $102.2 million compared to $91.2 million for the first nine months of 2016. The year-to-date increase in interest expense was primarily due to interest on the $287.5 million 4.75% Convertible Senior Notes due 2022 (Convertible Notes) and the $100.0 million term loan (Term Loan) issued during the second quarter of 2016. Capitalized interest reduced interest expense by $0.4 million in the third quarter of 2017 and $1.1 million in the third quarter of 2016. For the nine months ended September 30, 2017 and 2016, capitalized interest was $1.9 million and $3.1 million, respectively.
Income Taxes
ATI maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets due to a three year cumulative loss condition, which limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. Results in both 2017 and 2016 include impacts from income taxes that differ from a standard 35% tax rate, primarily related to income tax valuation allowance changes. Third quarter 2017 results included a benefit for income taxes of $1.9 million, which includes the impact of $106 million pre-tax non-deductible goodwill impairment and $0.3 million of discrete tax benefits. The third quarter 2016 benefit for income taxes was $4.3 million, which includes a $173.1 million income tax valuation allowance charge on U.S. federal deferred tax assets, and $4.1 million of discrete charges. The third quarter 2016 actions to indefinitely idle the Rowley, UT titanium sponge production facility resulted in a reassessment of the realizability of U.S. federal deferred tax assets.
For the first nine months of 2017, the benefit for income taxes was $2.0 million, compared to a benefit for income taxes of $64.4 million, or 9.1% of the loss before income taxes, for the comparable 2016 period. The first nine months of 2017 included discrete tax benefits of $7.0 million, largely for the effects of amending tax returns for prior periods in certain domestic jurisdictions, and the first nine months of 2016 included discrete tax expense of $0.5 million.
For the three and nine months ended September 30, 2017, we determined that we were unable to make a reliable estimate of the annual effective tax rate for our domestic operations, as insignificant changes in projected results for these operations can produce a significant variation in its annual effective tax rate. Therefore, we recorded tax expense for these operations for the three and nine months ended September 30, 2017 based on the actual year to date effective rate for these periods.
Financial Condition and Liquidity
We have an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The revolving credit portion of the ABL facility is $400 million, which includes a letter of credit sub-facility of up to $200 million. The ABL facility includes a term loan (Term Loan) in the amount of $100 million.
In June 2017, the ABL facility was amended to, among other things, extend the duration of the facility from September 2020 to February 2022. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10%, as amended, of the then applicable maximum borrowing amount under the revolving credit potion of the ABL and any outstanding Term Loan balance, or (ii) $40 million. We do not meet this required fixed charge coverage ratio at September 30, 2017. As a result, we are not able to access $50 million of the revolving credit portion of the ABL facility until we meet the required ratio. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $500 million on the date that is 91 days prior to June 1, 2019, the maturity date of the 9.375% Senior Notes due 2019 and at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 9.375% Senior Notes due 2019 and the 5.95% Senior Notes due 2021 are paid in full or refinanced. Costs associated with entering into the ABL amendment were $1.0 million, and are being amortized, along with any previous unamortized deferred costs, to interest expense over the extended term of the facility ending February 2022.
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
As of September 30, 2017, there were $25.0 million of outstanding borrowings under the ABL facility, and $41.5 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first nine months of 2017 and 2016 were $46 million and $109 million, respectively, bearing an average annual interest rate of 3.276% and 1.757%, respectively.
At September 30, 2017, we had $125 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $280 million. We do not expect to pay any significant U.S. federal income taxes in 2017 or 2018 due to net operating loss carryforwards. We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs, including currently projected required contributions to the ATI Pension Plan, our U.S. qualified defined benefit pension plan. In addition, we regularly review our capital structure, various financing alternatives and conditions in the debt and equity markets in order to opportunistically enhance our capital structure. In connection therewith, we may seek to refinance or retire existing indebtedness, incur new or additional indebtedness or issue equity or equity-linked securities, in each case, depending on market and other conditions. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating.

In March 2017, we made a $135 million cash contribution to the ATI Pension Plan, which completed our funding requirements for 2017. Based on recently-issued IRS regulations regarding mortality table changes for 2018, the current year performance of our pension trust assets through September 30, 2017, and the expected rate of return on pension assets in future years, we currently expect our 2018 funding requirements to the ATI Pension Plan to be approximately $50 million, and to have annual funding requirements of approximately $100 million to the ATI Pension Plan for the next few years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value on December 31, the annual remeasurement date, and the discount rates used to measure pension liabilities.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the nine months ended September 30, 2017, cash used in operations was $53.8 million, and included a $135.0 million contribution to the ATI Pension Plan in March 2017. Managed working capital balances increased $18.9 million in the third quarter 2017 and $81.5 million for the first nine months of 2017 as we continue to ramp to higher production levels to support business growth. As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2017, managed working capital decreased to 39.0% of annualized total ATI sales, compared to 40.0% of annualized sales at December 31, 2016. The increase in managed working capital at September 30, 2017 from December 31, 2016 resulted from a $72.4 million increase in accounts receivable and a $65.3 million increase in inventory, partially offset by a $56.2 million increase in accounts payable. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by 12% as of September 30, 2017 compared to year end 2016. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained fairly consistent at September 30, 2017 compared to year end 2016.
The components of managed working capital at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
(In millions)	2017	2016
Accounts receivable	$525.9	$452.1
Inventory	1,101.1	1,037.0
Accounts payable	(350.5)	(294.3)
Subtotal	1,276.5	1,194.8
Allowance for doubtful accounts	5.9	7.3
Adjustment from current cost to LIFO cost basis	(45.8)	(97.3)
Inventory valuation reserves	118.7	169.0
Managed working capital	$1,355.3	$1,273.8
Annualized prior 3 months sales	$3,476.5	$3,184.2
Managed working capital as a % of annualized sales	39.0%	40.0%
Change in managed working capital from December 31, 2016	$81.5

Cash used in investing activities was $82.1 million in the first nine months of 2017, with $85.3 million for capital expenditures partially offset by cash proceeds from sales of assets. Our capital expansion project at our STAL joint venture in China is ongoing and will be fully funded by STAL’s operations. The HPMC segment capital expansion project for our new nickel-based powder alloys facility in North Carolina began operations in the first quarter 2017 and we continued our commercial qualification process in the third quarter. We continue to estimate that 2017 capital expenditures will be $125 million. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $31.2 million and consisted primarily of $25.0 million of borrowings on the ABL credit facility. At September 30, 2017, cash and cash equivalents on hand totaled $124.9 million, a decrease of $104.7 million from year end 2016. Cash and cash equivalents held by our foreign subsidiaries was $77.7 million at September 30, 2017, of which $40.3 million was held by STAL, the Company’s Chinese joint venture in which ATI has a 60% interest.
Debt
Total debt outstanding increased $35.2 million to $1,929.3 million at September 30, 2017 compared to December 31, 2016. This increase was primarily due to $25.0 million of borrowings on the ABL credit facility in 2017.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 57.2% at September 30, 2017, compared to 55.1% at December 31, 2016. The net debt to total capitalization was determined as follows:

(In millions)	September 30, 2017	December 31, 2016
Total debt (a)	$1,929.3	$1,894.1
Less: Cash	(124.9)	(229.6)
Net debt	$1,804.4	$1,664.5
Total ATI stockholders’ equity	1,347.8	1,355.2
Net ATI total capital	$3,152.2	$3,019.7
Net debt to ATI total capital	57.2%	55.1%
Total debt to total capitalization of 58.9% at September 30, 2017 increased from 58.3% at December 31, 2016.
Total debt to total capitalization was determined as follows:

(In millions)	September 30, 2017	December 31, 2016
Total debt (a)	$1,929.3	$1,894.1
Total ATI stockholders’ equity	1,347.8	1,355.2
Total ATI capital	$3,277.1	$3,249.3
Total debt to total ATI capital	58.9%	58.3%

(a)	Excludes debt issuance costs.
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
Critical Accounting Policies
Inventory
At September 30, 2017, we had net inventory of $1,101.1 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the nine months ended September 30, 2017 and 2016, the LIFO inventory valuation method resulted in cost of sales that were $51.5 million and $23.1 million higher, respectively, than would have been recognized under the FIFO methodology to value our inventory.

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
The calculation of a resulting NRV inventory reserve, if any, is recognized as an expense in the period that the need for the reserve is identified.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2017	2016
LIFO benefit (charge)	$(51.5)	$(23.1)
NRV benefit (charge)	51.3	23.5
Net cost of sales impact	$(0.2)	$0.4

We also recorded inventory valuation charges for the market-based valuation of Rowley-produced titanium sponge inventory. These lower of cost or market charges were $17.7 million for the first nine months of 2016. Additionally, in the third quarter of 2016, in conjunction with the indefinite idling of the Company’s Rowley, UT titanium sponge facility, we recorded an additional $11.3 million charge to revalue titanium sponge inventory based on revised assessments of industrial grade titanium market conditions and expected utilization of this inventory.
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At September 30, 2017, we had $531.9 million of goodwill on our consolidated balance sheet, all of which relates to the HPMC segment. Goodwill decreased $110.0 million at September 30, 2017 compared to December 31, 2016, resulting from a $114.4 million impairment charge in the HPMC segment offset by $4.4 million from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.
During the third quarter of 2017, we performed an interim goodwill impairment analysis on ATI Cast Products, a titanium investment casting business, due to impairment indicators including lower actual results versus projections. This reporting unit had a fair value that exceeded carrying value by 12% as a result of our 2016 annual goodwill impairment evaluation. As a result of the 2017 interim goodwill impairment evaluation, we determined that the fair value of the Cast Products business was significantly below the carrying value, including goodwill. This was primarily due to lower projected revenues, profitability and cash flows associated with revised expectations for the rate of operational improvement and profitability of this business based on current customer agreements. Consequently, during the third quarter of 2017, we recorded a $114.4 million pre-tax impairment charge to write-off all of the goodwill associated with ATI Cast Products, most of which was assigned from the Company’s 2011 Ladish acquisition that was not deductible for income tax purposes.
For this interim impairment analysis, fair value was determined by using a quantitative assessment that used a discounted cash flow technique, which represents Level 3 unobservable information in the fair value hierarchy. The impairment assessment and valuation method require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants we have identified. For example, our weighted average cost of capital used in our discounted cash flow assessment was approximately 11%, and long-term growth rate was 4%. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
Also during the third quarter of 2017, we concluded that the goodwill impairment at ATI Cast Products was an impairment indicator to evaluate the recoverability of other long-lived assets of this reporting unit, including property, plant, equipment, and intangible assets. No impairment was determined to exist in these long-lived assets as a result of this interim impairment test.
Management concluded that no other ATI reporting units or long-lived assets experienced any triggering event that required an interim impairment analysis at September 30, 2017.

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
Beginning in 2015, our results reflected a three year cumulative loss from U.S. operations, which continues through the third quarter 2017; prior thereto, our historical domestic results reflected a three year cumulative profit. As a result, we established deferred tax asset valuation allowances for certain U.S. Federal and state deferred tax assets. These deferred tax valuation allowances on U.S. Federal and state deferred tax assets, as well as valuation allowances for certain foreign jurisdictions, had the effect of significantly reducing the reported income tax provision/benefit applicable to the pre-tax income/loss in each period. In addition, we have $29.3 million of valuation allowances on amounts recorded in other comprehensive income as of September 30, 2017.
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

For ERISA (Employee Retirement Income Security Act of 1974, as amended) funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using a IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Based on recently-issued IRS regulations regarding mortality table changes for 2018, the current year performance of our pension trust assets through September 30, 2017, and the expected rate of return on pension assets in future years, we currently expect our 2018 funding requirements to the ATI Pension Plan to be approximately $50 million, and to have annual funding requirements of approximately $100 million to the ATI Pension Plan for the next few years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value on December 31, the annual remeasurement date, and the discount rates used to measure pension liabilities. In March 2017, we made a $135 million cash contribution to the ATI Pension Plan to improve the plan’s funded position.

We currently use a long-term expected rate of return on plan assets of 7.75%. The effect of increasing or lowering the expected return on pension plan investments by 0.25% would result in additional pre-tax income or expense, respectively, of approximately $5 million annually, as a component of net periodic pension cost in the period subsequent to the change in estimate.

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

At September 30, 2017, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. In the first nine months of 2016, due to changes in expected operating levels, we concluded that additional portions of these natural gas cash flow hedges for 2016 and the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. We recognized a $0.4 million and $1.7 million pre-tax loss for the three and nine months ended September 30, 2016, respectively, for natural gas cash flow hedge ineffectiveness, which is reported in selling and administrative expenses on the consolidated statement of operations. Approximately 55% of our forecasted domestic requirements for natural gas for the remainder of 2017, approximately 35% for 2018 and approximately 30% for 2019 are hedged. The net mark-to-market valuation of these outstanding natural gas hedges at September 30, 2017 was an unrealized pre-tax loss of $0.5 million, comprised of $0.1 million in prepaid expense and other current assets, $0.3 million in other long-term assets, $0.8 million in accrued liabilities and $0.1 million in other long-term liabilities. For the three months ended September 30, 2017, the effects of natural gas hedging activity increased cost of sales by $1.1 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2017, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 17 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 20% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2017, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $4.7 million, comprised of $3.3 million in prepaid expense and other current assets, $2.5 million in other long-term assets, $4.8 million in accrued liabilities and $5.7 million in other long-term liabilities on the balance sheet.
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
In 2015, we net settled substantially all of our foreign currency forward contracts designated as cash flow hedges with 2016 and 2017 maturity dates. The portion of the deferred gains on these settled cash flow hedges determined to be effective is currently recognized in accumulated other comprehensive income and is reclassified to earnings when the underlying transactions occur. As of September 30, 2017, we held 10.8 million euro notional value of foreign currency forward contracts designated as fair value hedges with maturity dates through 2017. We recorded $0.5 million and $2.7 million of charges in the three and nine months ended September 30, 2017, respectively, and $0.5 million and $3.0 million of charges in the three and nine months ended September 30, 2016, respectively, in costs of sales on the consolidated statement of operations for maturities and mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 10 million euro notional value outstanding as of September 30, 2017 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2018.
At September 30, 2017, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax loss of $0.5 million, of which $0.4 million is included in prepaid expense and other current assets and $0.9 million in accrued liabilities on the balance sheet.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As disclosed under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016, management identified a material weakness in internal control over financial reporting relating to the calculation and review of deferred tax asset valuation allowances.
Remediation of Previously Disclosed Material Weakness
Management developed a Remediation Plan, which was implemented in the first quarter 2017, which included, but was not limited to, supplementing the internal tax team with additional subject matter resources and augmenting the internal review procedures to include consultation and external review procedures over the income tax calculations that are used to determine the income tax provision or benefit reported in the Company’s consolidated financial statements. In addition, the Company implemented changes to the design of controls to separately identify a key control regarding the calculation and review of deferred tax asset valuation allowances, and implemented changes to ensure that income tax controls include specific activities to ensure the proper application of accounting principles related to the deferred tax asset valuation allowance, and to ensure that controls function at an appropriate level of precision. The Company has completed its testing of the income tax controls through the second quarter of 2017. The material weakness is now considered to be remediated as the applicable controls and procedures implemented through the Remediation Plan have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the third quarter of 2017 and have concluded that, other than as discussed above under “Remediation of Previously Disclosed Material Weakness,” there were no changes to our internal control over financial reporting during the third quarter of 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	November 1, 2017	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	November 1, 2017	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)