Form 10-Q
period 2018-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2018-05-01
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 20, 2018, the registrant had outstanding 125,647,226 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$109.9	$141.6
Accounts receivable, net	606.4	545.3
Short-term contract assets	38.6	—
Inventories, net	1,210.8	1,176.1
Prepaid expenses and other current assets	86.1	52.7
Total Current Assets	2,051.8	1,915.7
Property, plant and equipment, net	2,490.7	2,495.7
Goodwill	534.2	531.4
Long-term contract assets	16.1	—
Other assets	257.2	242.6
Total Assets	$5,350.0	$5,185.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$424.7	$420.1
Accrued liabilities	205.3	282.4
Short-term contract liabilities	66.2	—
Short-term debt and current portion of long-term debt	63.7	10.1
Total Current Liabilities	759.9	712.6
Long-term debt	1,535.3	1,530.6
Accrued postretirement benefits	311.4	317.8
Pension liabilities	687.2	697.0
Deferred income taxes	10.7	9.7
Long-term contract liabilities	19.7	—
Other long-term liabilities	62.5	73.2
Total Liabilities	3,386.7	3,340.9
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-126,695,171 shares at March 31, 2018 and December 31, 2017; outstanding-125,647,226 shares at March 31, 2018 and 125,857,197 shares at December 31, 2017	12.7	12.7
Additional paid-in capital	1,599.5	1,596.3
Retained earnings	1,257.8	1,184.3
Treasury stock: 1,047,945 shares at March 31, 2018 and 837,974 shares at December 31, 2017	(31.7)	(26.1)
Accumulated other comprehensive loss, net of tax	(992.2)	(1,027.8)
Total ATI stockholders’ equity	1,846.1	1,739.4
Noncontrolling interests	117.2	105.1
Total Equity	1,963.3	1,844.5
Total Liabilities and Equity	$5,350.0	$5,185.4

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2018	2017
Sales	$979.0	$865.9

Cost of sales	830.4	741.1
Gross profit	148.6	124.8
Selling and administrative expenses	67.1	57.9
Operating income	81.5	66.9
Nonoperating retirement benefit expense	(8.3)	(13.6)
Interest expense, net	(25.5)	(33.5)
Other income, net	17.8	3.3
Income before income taxes	65.5	23.1
Income tax provision	5.0	2.0
Net income	60.5	21.1
Less: Net income attributable to noncontrolling interests	2.5	3.6
Net income attributable to ATI	$58.0	$17.5

Basic net income attributable to ATI per common share	$0.46	$0.16

Diluted net income attributable to ATI per common share	$0.42	$0.16

Dividends declared per common share	$—	$—
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net income	$60.5	$21.1
Currency translation adjustment
Unrealized net change arising during the period	23.6	10.4
Derivatives
Net derivatives gain (loss) on hedge transactions	3.3	(2.6)
Reclassification to net income of net realized gain	(3.0)	(0.9)
Income taxes on derivative transactions	—	—
Total	0.3	(3.5)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	19.2	17.8
Prior service cost
Amortization to net income of net prior service credits	(0.6)	(0.4)
Income taxes on postretirement benefit plans	—	—
Total	18.6	17.4
Other comprehensive income, net of tax	42.5	24.3
Comprehensive income	103.0	45.4
Less: Comprehensive income attributable to noncontrolling interests	9.4	5.6
Comprehensive income attributable to ATI	$93.6	$39.8
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2018	2017
Operating Activities:
Net income	$60.5	$21.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39.8	40.3
Deferred taxes	(0.2)	1.2
Gain on joint venture deconsolidation	(15.9)	—
Changes in operating assets and liabilities:
Inventories	(108.4)	(14.9)
Accounts receivable	(61.7)	(52.5)
Accounts payable	79.8	47.2
Retirement benefits (a)	0.5	(128.1)
Accrued income taxes	2.4	(0.3)
Accrued liabilities and other	(43.9)	(24.2)
Cash used in operating activities	(47.1)	(110.2)
Investing Activities:
Purchases of property, plant and equipment	(41.6)	(24.8)
Asset disposals and other	0.1	2.6
Cash used in investing activities	(41.5)	(22.2)
Financing Activities:
Borrowings on long-term debt	6.4	—
Payments on long-term debt and capital leases	(1.3)	(0.3)
Net borrowings under credit facilities	50.9	67.7
Sales to noncontrolling interests	7.4	—
Shares repurchased for income tax withholding on share-based compensation and other	(6.5)	(4.8)
Cash provided by financing activities	56.9	62.6
Decrease in cash and cash equivalents	(31.7)	(69.8)
Cash and cash equivalents at beginning of period	141.6	229.6
Cash and cash equivalents at end of period	$109.9	$159.8
(a) Includes a $(135) million contribution to the U.S. defined benefit pension plan in 2017.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2016	$11.0	$1,188.8	$1,277.1	$(28.0)	$(1,093.7)	$89.6	$1,444.8
Net income	—	—	17.5	—	—	3.6	21.1
Other comprehensive income	—	—	—	—	22.3	2.0	24.3
Employee stock plans	—	(1.7)	—	0.9	—	—	(0.8)
Balance, March 31, 2017	$11.0	$1,187.1	$1,294.6	$(27.1)	$(1,071.4)	$95.2	$1,489.4
Balance, December 31, 2017	$12.7	$1,596.3	$1,184.3	$(26.1)	$(1,027.8)	$105.1	$1,844.5
Net income	—	—	58.0	—	—	2.5	60.5
Other comprehensive income	—	—	—	—	35.6	6.9	42.5
Cumulative effect of adoption of new accounting standard	—	—	15.5	—	—	—	15.5
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	2.7	2.7
Employee stock plans	—	3.2	—	(5.6)	—	—	(2.4)
Balance, March 31, 2018	$12.7	$1,599.5	$1,257.8	$(31.7)	$(992.2)	$117.2	$1,963.3
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2017 financial information has been derived from the Company’s audited consolidated financial statements.
New Accounting Pronouncements Adopted

In January 2018, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) related to revenue recognition with customers. See Note 2 for further explanation related to this adoption, including all newly expanded disclosure requirements.

In January 2018, the Company adopted changes issued by the FASB related to changes to the accounting for defined benefit pension and other postretirement benefit expenses. This new guidance requires the disaggregation of the service cost component from the other components of net benefit cost. The service cost component of net benefit cost is to be reported in the same line item on the consolidated statement of income as other compensation costs arising from services rendered by the pertinent employees, while the other components of net benefit cost are to be presented in the consolidated statement of income separately, outside a subtotal of operating income. The amendments also provide explicit guidance to allow only the service cost component of net benefit cost to be eligible for capitalization. With this adoption, the change in presentation of net benefit cost in the consolidated statement of income was applied retrospectively, and the change in capitalization for only service cost was applied prospectively. The Company adopted this new guidance using the practical expedient that permits the use of the amounts disclosed in the retirement benefits footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. This required accounting change did have a material impact to previously-reported operating income in the consolidated statement of income due to the change in presentation of non-service cost expense components. For the first quarter 2017, applying the practical expedient, operating income was $13.6 million higher with the reclassification of this amount representing the other components of net benefit cost to a newly-created nonoperating retirement benefit expense category. There was no net impact to the reported income before income taxes as a result of this accounting change. This change in presentation of net benefit cost did not affect ATI’s measure of segment operating profit; all defined benefit pension and other postretirement benefit expense attributable to business segment operations remains a component of business segment financial performance. The Company did have a one-time, unfavorable impact of $5.4 million to pre-tax reported results in the first quarter of 2018 upon adoption, primarily affecting the Flat Rolled Products business segment, due to the change limiting only the service cost component of net benefit cost to be capitalizable into inventory.

In January 2018, the Company early adopted changes issued by the FASB related to changes to its accounting guidance for derivatives and hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Some changes resulting from this new guidance include the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, changes to the recognition and presentation of changes in the fair value of the hedging instrument, enhancement of the ability to use the critical-terms-match method for the cash flow hedge of groups of forecasted transactions when the timing of the hedged transactions does not perfectly match the hedging instrument’s maturity date, and the addition of new disclosure requirements and amendments to existing ones. The Company applied this new guidance to hedging relationships existing on January 1, 2018, the date of adoption. The adoption of these changes did not have a material impact on the Company's financial statements, and disclosures in Note 7 reflect the requirements of this adoption.

Pending Accounting Pronouncement

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for ATI’s 2019 fiscal year with a modified retrospective transition approach required. The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. In addition, ATI is implementing a company-wide lease management system to assist in the accounting and is evaluating additional changes to the processes and internal controls to ensure the standard’s reporting and disclosure requirements are met. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Note 2. Revenue from Contracts with Customers
Accounting Policy
On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customers. This new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized, and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The following is the Company’s accounting policy as it relates to the new five-step analysis for revenue recognition:

1.
Identify the contract: The Company has determined that the contract with the customer is established when the customer purchase order is accepted or acknowledged. Long-term agreements (LTAs) are used by the Company and certain of its customers for its specialty materials, in the form of mill products, powders, parts and components, to reduce their supply uncertainty, which typically extend multiple years. While these LTAs generally define commercial terms including pricing, termination clauses and other contractual requirements, they do not represent the contract with the customer.

2.
Identify the performance obligation in the contract: When the Company accepts or acknowledges the customer purchase order, the type of good or service is defined on a line by line basis. Individual performance obligations are established by virtue of the individual line items identified on the sales order acknowledgment at the time of issuance. Generally, the Company’s revenue relates to the sale of goods and contains a single performance obligation for each distinct good. Conversion services that transform customer-owned inventory to a different dimension, product form, and/or changed mechanical properties are classified as “goods”.

3.
Determine the transaction price: Pricing is also defined on a sales order acknowledgment on a line item basis and includes an estimate of variable consideration when required by the terms of the individual customer contract. Variable consideration is when the selling price of the good is not known, or is subject to adjustment under certain conditions. Types of variable consideration that the Company typically has include volume discounts, customer rebates and surcharges. ATI also provides assurances that goods or services will meet the product specifications contained within the acknowledged customer contract. As such, returns and refunds reserves are estimated based upon past product line history or, at certain locations, on a claim by claim basis.

4.
Allocate the transaction price to the performance obligation: Since a customer contract generally contains only one performance obligation, this step of the analysis is generally not applicable to the Company.

5.
Recognize revenue when or as the performance obligation is satisfied: Performance obligations generally occur at a point in time and are satisfied when control passes to the customer. For most transactions, control passes at the time of shipment in accordance with agreed upon delivery terms. On occasion, shipping and handling charges occur after the customer obtains control of the good. When this occurs, the shipping and handling services are considered activities to fulfill the promise to transfer the good. This approach is consistent with our revenue recognition approach in prior years.

The Company has several customer agreements involving production of parts and components in the High Performance Materials and Components segment that require revenue to be recognized over time in accordance with the new guidance due to there being no alternative use for the product without significant economic loss and an enforceable right to payment including a normal profit margin from the customer in the event of contract termination.

Over-time recognition was a change from the accounting for these products, which was point-in-time, prior to the adoption of the new standard. The Company uses an input method for determining the amount of revenue, and associated standard cost, to recognize over-time revenue, cost and gross margin for these customer agreements. The input methods used for these agreements include costs incurred and labor hours expended, both of which give an accurate representation of the progress made toward complete satisfaction of that particular performance obligation.

Contract assets are recognized when ATI’s conditional right to consideration for goods or services have transferred to the customer. A conditional right indicates that additional performance obligations associated with the contract are yet to be satisfied. Contract assets are assessed separately for impairment purposes. If ATI’s right to consideration from the customer is unconditional, this asset is accounted for as a receivable and presented separately from other contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. Performance obligations that are recognized as revenue at a point-in-time and are billed to the customer are recognized as accounts receivable. Payment terms vary from customer to customer depending upon credit worthiness, prior payment history and other credit considerations.

Contract costs are the incremental costs of obtaining and fulfilling a contract (i.e., costs that would not have been incurred if the contract had not been obtained) to provide goods and services to customers. Contract costs for ATI largely consist of design and development costs for molds, dies and other tools that ATI will own and that will be used in producing the products under the supply arrangement. Contract costs are classified as non-current assets and amortized to expense on a systematic and rational basis over a period consistent with the transfer to the customer of the goods or services to which the asset relates.

Contract liabilities are recognized when ATI has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the contract. Elements of variable consideration discussed above may be recorded as contract liabilities. In addition, progress billings and advance payments from customers for costs incurred to date are also reported as contract liabilities.
Adoption Method and Impact
The Company applied ASC 606 to all contracts not completed at January 1, 2018 and adopted the accounting standard using the modified retrospective method, with the cumulative effect of initially applying ASC 606 recognized at the beginning of the 2018 fiscal year. Comparative information has not been adjusted and continues to be reported under the previous accounting guidance. The Company recognized a $15.5 million increase to retained earnings at the beginning of the 2018 fiscal year for the cumulative effect of adoption of this standard, representing the favorable impact to prior results had the over-time revenue recognition for several customer agreements, as discussed above, been applied. Contract assets of $49.7 million were recorded, along with a $34.2 million reduction to work-in-process inventory as a result of the ASC 606 adoption using the modified retrospective method. A portion of the cumulative effect impact of over-time revenue recognition related to inventory that is valued utilizing the last-in, first-out (LIFO) costing methodology. As such, an $11.8 million adjustment to the LIFO inventory valuation balance was required, with an equal and offsetting adjustment to net realizable value (NRV) inventory reserves, resulting in no net cumulative effect retained earnings impact for LIFO using the modified retrospective adoption method. See Note 3 for further information on inventory.
In addition, as a result of this over-time recognition of these customer agreements, first quarter 2018 sales and cost of sales on the consolidated statement of income were $0.8 million higher and $1.0 million lower, respectively, as compared to what those amounts would have been under the previous revenue recognition guidance. On the consolidated balance sheet, inventories, net, were $1.0 million higher at March 31, 2018 as compared to what this amount would have been under the previous guidance. Also, $50.5 million of contract assets were recognized on the consolidated balance sheet at March 31, 2018 ($34.4 million in short-term contract assets and $16.1 million in long-term contract assets) related to this over-time revenue recognition.
Also, as of January 1, 2018, amounts related largely to cash in advance from customers and progress billings were reclassified on the consolidated balance sheet to contract assets and liabilities in accordance with the new accounting guidance. Such reclassification resulted in a $3.9 million increase in accounts receivable, $28.8 million increase in inventories, net, $44.8 million decrease in accrued liabilities, and $10.7 million decrease in other-long term liabilities on January 1, 2018, with an offsetting increase in contract assets and liabilities ($3.7 million in short-term contracts assets, $69.7 million in short-term contract liabilities and $22.2 million in other long-term liabilities). There was no impact to cash flow from operating activities on the consolidated statement of cash flows as a result of this accounting standard adoption. As of March 31, 2018, accounts receivable were higher by $4.3 million, inventories were higher by $23.5 million, accrued liabilities were lower by $43.6 million, and other long-term liabilities were lower by $10.3 million due to these reclassifications to contract assets and liabilities ($4.2 million in short-term contract assets, $66.2 million short-term contract liabilities and $19.7 million in long-term contract liabilities).
Disaggregation of Revenue
The Company operates in two business segments; High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets, and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the quarters ended March 31, 2018 and 2017 were as follows:

(in millions)	First quarter ended
	March 31, 2018			March 31, 2017
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Global Markets:
Aerospace & Defense	$426.7	$35.7	$462.4	$381.4	$35.8	$417.2
Oil & Gas	15.2	137.5	152.7	16.5	76.3	92.8
Automotive	2.6	76.5	79.1	2.0	73.9	75.9
Electrical Energy	30.8	21.4	52.2	29.6	22.0	51.6
Medical	41.2	3.7	44.9	47.1	3.1	50.2
Total Key Markets	516.5	274.8	791.3	476.6	211.1	687.7
Food Equipment & Appliances	0.1	58.8	58.9	0.3	58.7	59.0
Construction/Mining	17.6	38.0	55.6	11.5	38.5	50.0
Electronics/Computers/Communications	1.5	31.4	32.9	1.2	33.3	34.5
Other	25.0	15.3	40.3	20.8	13.9	34.7
Total	$560.7	$418.3	$979.0	$510.4	$355.5	$865.9

(in millions)	First quarter ended
	March 31, 2018			March 31, 2017
	HPMC	FRP	Total	HPMC	FRP	Total
Primary Geographical Market:
United States	$289.8	$264.5	$554.3	$275.2	$249.8	$525.0
Europe	197.0	28.5	225.5	161.0	25.4	186.4
Asia	48.3	102.5	150.8	42.1	60.6	102.7
Canada	16.6	10.6	27.2	17.1	6.8	23.9
South America, Middle East and other	9.0	12.2	21.2	15.0	12.9	27.9
Total	$560.7	$418.3	$979.0	$510.4	$355.5	$865.9

Comparative information of the Company’s major high-value and standard products based on their percentages of total sales is as follows:

	First quarter ended
	March 31, 2018			March 31, 2017
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	29%	31%	29%	30%	20%	26%
Precision forgings, castings and components	38%	—%	21%	31%	—%	18%
Titanium and titanium-based alloys	24%	5%	16%	28%	4%	18%
Precision and engineered strip	—%	31%	13%	—%	35%	14%
Zirconium and related alloys	9%	—%	5%	11%	—%	6%
Total High-Value Products	100%	67%	84%	100%	59%	82%
Standard Products
Stainless steel sheet	—%	20%	9%	—%	24%	10%
Specialty stainless sheet	—%	9%	4%	—%	12%	5%
Stainless steel plate and other	—%	4%	3%	—%	5%	3%
Total Standard Products	—%	33%	16%	—%	41%	18%
Total	100%	100%	100%	100%	100%	100%
The Company maintains a backlog of confirmed orders totaling $2.05 billion and $1.84 billion at March 31, 2018 and 2017, respectively. Due to the structure of the Company’s LTAs, 77% of this backlog represents booked orders with performance obligations that will be satisfied within the next twelve months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of March 31, 2018 and December 31, 2017, accounts receivable with customers were $611.6 million and $550.9 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the first quarter ended March 31, 2018:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts
Balance as of January 1, 2018	$5.9
Expense to increase the reserve	(0.3)
Write-off of uncollectible accounts	0.3
Balance as of March 31, 2018	$5.9

(in millions)
Contract Assets
Short-term
Balance as of January 1, 2018	$36.5
Recognized in current year	23.4
Reclassified to accounts receivable	(22.1)
Impairment	—
Reclassification to/from long-term	0.8
Balance as of March 31, 2018	$38.6

Long-term
Balance as of January 1, 2018	$16.9
Recognized in current year	—
Reclassified to accounts receivable	—
Impairment	—
Reclassification to/from short-term	(0.8)
Balance as of March 31, 2018	$16.1

(in millions)
Contract Liabilities
Short-term
Balance as of January 1, 2018	$69.7
Recognized in current year	8.4
Amounts in beginning balance reclassified to revenue	(14.1)
Current year amounts reclassified to revenue	(0.3)
Other	—
Reclassification to/from long-term	2.5
Balance as of March 31, 2018	$66.2

Long-term
Balance as of January 1, 2018	$22.2
Recognized in current year	0.2
Amounts in beginning balance reclassified to revenue	(0.2)
Current year amounts reclassified to revenue	—
Other	—
Reclassification to/from short-term	(2.5)
Balance as of March 31, 2018	$19.7
Contract costs for obtaining and fulfilling a contract were $5.4 million as of March 31, 2018, which are reported in other long-term assets on the consolidated balance sheet. Amortization expense for the first quarter ended March 31, 2018 of these contract costs was $0.3 million.
Note 3. Inventories
Inventories at March 31, 2018 and December 31, 2017 were as follows (in millions):

	March 31, 2018	December 31, 2017
Raw materials and supplies	$175.7	$162.8
Work-in-process	931.8	955.5
Finished goods	181.2	165.0
Total inventories at current cost	1,288.7	1,283.3
Adjustment from current cost to LIFO cost basis	23.1	43.1
Inventory valuation reserves	(101.0)	(121.5)
Progress payments	—	(28.8)
Total inventories, net	$1,210.8	$1,176.1
Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, a NRV inventory reserve is required. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2018	2017
LIFO benefit (charge)	$(8.2)	$(8.1)
NRV benefit (charge)	8.2	8.1
Net cost of sales impact	$—	$—
As a result of the adoption of ASC 606 on revenue recognition on January 1, 2018, progress payments were reclassified on the consolidated balance sheet from inventories to contract liabilities. In addition, a cumulative effect adjustment for the ASC 606 adoption relating to contracts requiring over-time revenue recognition resulted in a $34.2 million reduction to work-in-process inventory at the January 1 adoption date. A portion of that inventory is valued utilizing the LIFO costing methodology. As such, an $11.8 million reduction to the LIFO valuation balance was required, with an offsetting $11.8 million adjustment to the NRV reserve, resulting in no retained earnings impact. See Note 2 for further explanation of the ASC 606 adoption.
Note 4. Property, Plant and Equipment
Property, plant and equipment at March 31, 2018 and December 31, 2017 was as follows (in millions):

	March 31, 2018	December 31, 2017
Land	$31.9	$31.7
Buildings	849.1	844.5
Equipment and leasehold improvements	3,618.1	3,597.6
	4,499.1	4,473.8
Accumulated depreciation and amortization	(2,008.4)	(1,978.1)
Total property, plant and equipment, net	$2,490.7	$2,495.7
The construction in progress portion of property, plant and equipment at March 31, 2018 was $111.7 million.
Note 5. Joint Ventures

The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statement of income as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity.
Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50%
ownership interest) are accounted for under the equity method of accounting.

Majority-Owned Joint Ventures

The Company has a 60% interest in the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company
Limited (STAL). The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of
ATI’s Flat Rolled Products segment, and manufactures Precision Rolled Strip stainless products mainly for the electronics, communication equipment, computers and automotive markets located in Asia. Cash and cash equivalents held by STAL as of
March 31, 2018 were $40.8 million.

During 2017, the Company formed Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. ATI owns a 51% interest in this joint venture. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of March 31, 2018 were $12.0 million. During the first quarter of 2018, the Company received $2.7 million for the sale of noncontrolling interest related to Next Gen Alloys LLC which is reported as a financing activity on the consolidated statements of cash flows.

Equity Method Joint Ventures

On March 1, 2018, the Company announced the formation of the Allegheny & Tsingshan Stainless (A&T Stainless) joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased a 50% joint venture interest in A&T Stainless for $17.5 million, of which $5.0 million was received in the first quarter of 2018 and reported as a financing activity on the consolidated statements of cash flows. The remaining $12.5 million will be paid in installments during the remainder of 2018. The A&T Stainless operations include the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provides hot-rolling conversion services to A&T Stainless using the FRP segment’s Hot-Rolling and Processing Facility. As a result of this sale of a 50% noncontrolling interest and the subsequent deconsolidation of the A&T Stainless entity, the Company recognized a $15.9 million gain during the first quarter of 2018 under deconsolidation and derecognition accounting guidance covering the loss of control of a subsidiary determined to be a business. The gain, including ATI’s retained 50% share, was based on the fair value of the joint venture, as determined by the cash purchase price for the noncontrolling interest, and is reported in other income, net on the consolidated statement of income, and is excluded from FRP segment results. Following this deconsolidation, ATI accounts for the A&T Stainless joint venture under the equity method of accounting. ATI’s share of the A&T Stainless joint venture results was a $0.6 million loss for the three months ended March 31, 2018, which is included in the FRP segment’s operating results, and within other income, net on the consolidated statements of income.

ATI has a 50% interest in the industrial titanium joint venture known as Uniti LLC (Uniti), with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.5 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, which is included in the FRP segment’s operating results, and within other income, net in the three months ended March 31, 2018 on the consolidated statements of income. This equity income was previously classified in cost of sales for the three months ended March 31, 2017 on the consolidated statements of income.
Note 6. Debt
Debt at March 31, 2018 and December 31, 2017 was as follows (in millions):

	March 31, 2018	December 31, 2017
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	287.5
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Term Loan due 2022	100.0	100.0
U.S. revolving credit facility	50.0	—
Foreign credit facilities	7.4	6.3
Other	16.6	10.0
Debt issuance costs	(12.5)	(13.1)
Total debt	1,599.0	1,540.7
Short-term debt and current portion of long-term debt	63.7	10.1
Total long-term debt	$1,535.3	$1,530.6

(a) Bearing interest at 7.875% effective February 15, 2016.
Revolving Credit Facility
The Company has a $500 million Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The ABL facility, which matures in February 2022, includes a $400 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $100.0 million term loan (Term Loan). The Term Loan has an interest rate of 3.0% plus a LIBOR spread and can be prepaid in increments of $50 million if certain minimum liquidity conditions are satisfied.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40.0 million. The Company was in compliance with the fixed charge coverage ratio covenant at March 31, 2018. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 5.95% Senior Notes due 2021 are paid in full or refinanced. As of March 31, 2018, there were $50.0 million of outstanding borrowings under the revolving portion of the ABL facility, and $42.3 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first quarters of 2018 and 2017 were $53 million and $4 million, respectively, bearing an average annual interest rate of 3.50% and 3.43%, respectively.

Note 7. Derivative Financial Instruments and Hedging
As part of its risk management strategy, the Company, from time-to-time, utilizes derivative financial instruments to manage its exposure to changes in raw material prices, energy costs, foreign currencies, and interest rates. In accordance with applicable accounting standards, the Company accounts for most of these contracts as hedges. In January 2018, the Company early adopted changes issued by the FASB related to accounting guidance for derivatives and hedging, which includes, among other things, the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow hedges.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2018, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 15 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 15% of a single year’s estimated nickel raw material purchase requirements.
At March 31, 2018, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At March 31, 2018, the Company hedged approximately 35% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2018, approximately 35% for 2019, and approximately 15% for 2020.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. At March 31, 2018, the Company held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 21 million euros with maturity dates through December 2018. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(In millions) Asset derivatives	Balance sheet location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Natural gas contacts	Prepaid expenses and other current assets	0.2	0.1
Nickel and other raw material contracts	Prepaid expenses and other current assets	10.2	10.5
Natural gas contracts	Other assets	0.1	0.3
Nickel and other raw material contracts	Other assets	5.1	5.5
Total derivatives designated as hedging instruments		15.6	16.4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.1
Total derivatives not designated as hedging instruments		—	0.1
Total asset derivatives		$15.6	$16.5
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$0.2	$0.9
Nickel and other raw material contracts	Accrued liabilities	1.5	2.1
Foreign exchange contracts	Accrued liabilities	0.6	—
Natural gas contracts	Other long-term liabilities	0.4	0.3
Nickel and other raw material contracts	Other long-term liabilities	1.6	2.2
Total derivatives designated as hedging instruments		4.3	5.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued Liabilities	0.2	—
Total derivatives not designated as hedging instruments		0.2	—
Total liability derivatives		$4.5	$5.5
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of March 31, 2018. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances effecting results of operations or other comprehensive income, when applicable (see Note 14 for further explanation).
Assuming market prices remain constant with those at March 31, 2018, a pre-tax gain of $8.1 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2018 and 2017 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended March 31,		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Nickel and other raw material contracts	$3.1	$0.2	$2.8	$(0.6)
Natural gas contracts	0.2	(1.6)	(0.3)	(1.4)
Foreign exchange contracts	(0.8)	(0.1)	(0.2)	2.6
Total	$2.5	$(1.5)	$2.3	$0.6

(a)	The gains (losses) reclassified from accumulated OCI into income related to the derivatives are presented in cost of sales in the same period or periods in which the hedged item affects earnings.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
The Company has 10 million euro notional value outstanding as of March 31, 2018 of foreign currency forward contracts not designated as hedges, with maturity dates into the fourth quarter of 2018. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended March 31,
Derivatives Not Designated as Hedging Instruments	2018	2017
Foreign exchange contracts	$(0.2)	$(0.1)
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows.
Note 8. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2018 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$109.9	$109.9	$109.9	$—
Derivative financial instruments:
Assets	15.6	15.6	—	15.6
Liabilities	4.5	4.5	—	4.5
Debt (a)	1,611.5	1,908.8	1,734.8	174.0

The estimated fair value of financial instruments at December 31, 2017 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$141.6	$141.6	$141.6	$—
Derivative financial instruments:
Assets	16.5	16.5	—	16.5
Liabilities	5.5	5.5	—	5.5
Debt (a)	1,553.8	1,853.2	1,736.9	116.3

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. No transfers between levels were reported in 2018 or 2017.

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

For the three month periods ended March 31, 2018 and 2017, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
Service cost - benefits earned during the year	$4.2	$3.5	$0.6	$0.6
Interest cost on benefits earned in prior years	26.1	29.2	3.1	3.7
Expected return on plan assets	(39.5)	(36.7)	—	—
Amortization of prior service cost (credit)	0.1	0.3	(0.7)	(0.7)
Amortization of net actuarial loss	16.5	15.6	2.7	2.2
Total retirement benefit expense	$7.4	$11.9	$5.7	$5.8
In March 2017, the Company made a $135 million cash contribution to the ATI Pension Plan, its U.S. qualified defined benefit pension plan, completing the Company’s funding requirements for 2017.
Note 10. Income Taxes
The Company maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets due to a three year cumulative loss condition, which limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. Results in both 2018 and 2017 include impacts from income taxes that differ from applicable standard tax rates, primarily related to the income tax valuation allowance. First quarter 2018 results included a provision for income taxes of $5.0 million, or 7.6% of income before income taxes, primarily related to income taxes on non-U.S. operations. The first quarter 2017 provision for income taxes was $2.0 million, or 8.7% of income before income taxes, which included $1.3 million of discrete tax benefits. The Company continues to account for impacts of the Tax Cuts and Jobs Act (Tax Act) as estimated amounts, pending further information and analysis, which includes final tax return filings, analysis of foreign earnings and profits, and interpretive Internal Revenue Service guidance. At this time, the Company has not made any material adjustments to the provisional Tax Act impacts recorded in its 2017 financial statements, and the Company continues to expect to finalize these provisional amounts by the fourth quarter of 2018.
Note 11. Business Segments
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). The measure of segment operating profit, which is used to analyze the performance and results of the business segments, excludes all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, corporate expenses, net interest expense, closed operations and other expenses, restructuring and asset impairment charges, and non-operating gains and losses. Management believes segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended March 31,
	2018	2017
Total sales:
High Performance Materials & Components	$579.4	$523.7
Flat Rolled Products	439.1	373.0
	1,018.5	896.7
Intersegment sales:
High Performance Materials & Components	18.7	13.3
Flat Rolled Products	20.8	17.5
	39.5	30.8
Sales to external customers:
High Performance Materials & Components	560.7	510.4
Flat Rolled Products	418.3	355.5
	$979.0	$865.9

	Three months ended March 31,
	2018	2017
Operating profit:
High Performance Materials & Components	$85.5	$50.9
Flat Rolled Products	10.9	19.0
Total operating profit	96.4	69.9
LIFO and net realizable value reserves	—	—
Corporate expenses	(13.2)	(10.3)
Closed operations and other expenses	(8.1)	(3.0)
Gain on joint venture deconsolidation (See Note 5)	15.9	—
Interest expense, net	(25.5)	(33.5)
Income before income taxes	$65.5	$23.1

Closed operations and other expenses were higher in the first quarter 2018, compared to the prior year period, primarily due to higher environmental costs, higher real estate costs at closed operations, primarily for the idled Rowley, UT titanium sponge operations, and negative foreign currency remeasurement impacts primarily related to our European Treasury Center. In addition, the first quarter 2017 benefited from certain non-routine items involving property tax adjustments, changes to facility closure reserves, and non-operating royalty income.

The reduction in interest expense compared to the prior year period is due to the redemption of the 2019 Senior Notes in the fourth quarter of 2017.
Note 12. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

	Three months ended
(In millions, except per share amounts)	March 31,
	2018	2017
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$58.0	$17.5
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	3.2	3.0
Numerator for diluted income per common share –
Net income attributable to ATI after assumed conversions	$61.2	$20.5
Denominator:
Denominator for basic net income per common share – weighted average shares	125.0	107.5
Effect of dilutive securities:
Share-based compensation	0.6	0.8
4.75% Convertible Senior Notes due 2022	19.9	19.9
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	145.5	128.2
Basic net income attributable to ATI per common share	$0.46	$0.16
Diluted net income attributable to ATI per common share	$0.42	$0.16
Common stock that would be issuable upon the assumed conversion of the 4.75% Convertible Senior Notes due 2022 and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three month periods ended March 31, 2018 and 2017.

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1.6	$5.2	$103.1	$—	$109.9
Accounts receivable, net	0.6	164.5	441.3	—	606.4
Intercompany notes receivable	—	—	3,648.8	(3,648.8)	—
Short-term contract assets	—	—	38.6	—	38.6
Inventories, net	—	188.5	1,022.3	—	1,210.8
Prepaid expenses and other current assets	5.9	39.3	40.9	—	86.1
Total current assets	8.1	397.5	5,295.0	(3,648.8)	2,051.8
Property, plant and equipment, net	0.9	1,559.8	930.0	—	2,490.7
Goodwill	—	—	534.2	—	534.2
Intercompany notes receivable	—	—	200.0	(200.0)	—
Long-term contract assets	—	—	16.1	—	16.1
Investment in subsidiaries	5,853.1	37.7	—	(5,890.8)	—
Other assets	27.0	33.5	196.7	—	257.2
Total assets	$5,889.1	$2,028.5	$7,172.0	$(9,739.6)	$5,350.0
Liabilities and stockholders’ equity:
Accounts payable	$3.9	$180.9	$239.9	$—	$424.7
Accrued liabilities	29.8	64.7	110.8	—	205.3
Intercompany notes payable	1,957.0	1,691.8	—	(3,648.8)	—
Short-term contract liabilities	—	29.1	37.1	—	66.2
Short-term debt and current portion of long-term debt	0.2	0.9	62.6	—	63.7
Total current liabilities	1,990.9	1,967.4	450.4	(3,648.8)	759.9
Long-term debt	1,276.3	151.9	107.1	—	1,535.3
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	247.9	63.5	—	311.4
Pension liabilities	635.1	4.3	47.8	—	687.2
Deferred income taxes	10.7	—	—	—	10.7
Long-term contract liabilities	—	—	19.7	—	19.7
Other long-term liabilities	12.8	17.0	32.7	—	62.5
Total liabilities	3,925.8	2,588.5	721.2	(3,848.8)	3,386.7
Total stockholders’ equity (deficit)	1,963.3	(560.0)	6,450.8	(5,890.8)	1,963.3
Total liabilities and stockholders’ equity	$5,889.1	$2,028.5	$7,172.0	$(9,739.6)	$5,350.0

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the three months ended March 31, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$346.4	$632.6	$—	$979.0
Cost of sales	4.1	323.2	503.1	—	830.4
Gross profit (loss)	(4.1)	23.2	129.5	—	148.6
Selling and administrative expenses	23.7	10.3	33.1	—	67.1
Operating income (loss)	(27.8)	12.9	96.4	—	81.5
Nonoperating retirement benefit expense	(3.1)	(4.9)	(0.3)	—	(8.3)
Interest income (expense), net	(33.0)	(25.7)	33.2	—	(25.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	129.4	16.8	0.5	(128.9)	17.8
Income (loss) before income tax provision (benefit)	65.5	(0.9)	129.8	(128.9)	65.5
Income tax provision (benefit)	5.0	0.2	20.2	(20.4)	5.0
Net income (loss)	60.5	(1.1)	109.6	(108.5)	60.5
Less: Net income attributable to noncontrolling interests	—	—	2.5	—	2.5
Net income (loss) attributable to ATI	$60.5	$(1.1)	$107.1	$(108.5)	$58.0
Comprehensive income (loss) attributable to ATI	$103.0	$1.3	$124.0	$(134.7)	$93.6

Condensed Statements of Cash Flows
For the three months ended March 31, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(51.2)	$(36.1)	$40.2	$—	$(47.1)
Investing Activities:
Purchases of property, plant and equipment	(0.4)	(7.3)	(33.9)	—	(41.6)
Net receipts/(payments) on intercompany activity	—	—	(88.1)	88.1	—
Asset disposals and other	—	0.1	—	—	0.1
Cash flows provided by (used in) investing activities	(0.4)	(7.2)	(122.0)	88.1	(41.5)
Financing Activities:
Borrowings on long-term debt	—	—	6.4	—	6.4
Payments on long-term debt and capital leases	(0.1)	(0.1)	(1.1)	—	(1.3)
Net borrowings under credit facilities	—	—	50.9	—	50.9
Net receipts/(payments) on intercompany activity	57.7	30.4	—	(88.1)	—
Sales to noncontrolling interests	—	4.7	2.7	—	7.4
Shares repurchased for income tax withholding on share-based compensation and other	(6.5)	—	—	—	(6.5)
Cash flows provided by (used in) financing activities	51.1	35.0	58.9	(88.1)	56.9
Decrease in cash and cash equivalents	$(0.5)	$(8.3)	$(22.9)	$—	$(31.7)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2017

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.1	$13.5	$126.0	$—	$141.6
Accounts receivable, net	0.2	141.6	403.5	—	545.3
Intercompany notes receivable	—	—	3,505.6	(3,505.6)	—
Inventories, net	—	207.9	968.2	—	1,176.1
Prepaid expenses and other current assets	6.6	4.5	41.6	—	52.7
Total current assets	8.9	367.5	5,044.9	(3,505.6)	1,915.7
Property, plant and equipment, net	0.9	1,581.6	913.2	—	2,495.7
Goodwill	—	—	531.4	—	531.4
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	5,645.6	37.7	—	(5,683.3)	—
Other assets	25.4	18.0	199.2	—	242.6
Total assets	$5,680.8	$2,004.8	$6,888.7	$(9,388.9)	$5,185.4
Liabilities and stockholders’ equity:
Accounts payable	$3.0	$180.3	$236.8	$—	$420.1
Accrued liabilities	54.1	88.5	139.8	—	282.4
Intercompany notes payable	1,836.5	1,669.1	—	(3,505.6)	—
Short-term debt and current portion of long-term debt	0.3	0.6	9.2	—	10.1
Total current liabilities	1,893.9	1,938.5	385.8	(3,505.6)	712.6
Long-term debt	1,275.7	150.7	104.2	—	1,530.6
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	250.2	67.6	—	317.8
Pension liabilities	644.3	4.4	48.3	—	697.0
Deferred income taxes	9.7	—	—	—	9.7
Other long-term liabilities	12.7	17.2	43.3	—	73.2
Total liabilities	3,836.3	2,561.0	649.2	(3,705.6)	3,340.9
Total stockholders’ equity (deficit)	1,844.5	(556.2)	6,239.5	(5,683.3)	1,844.5
Total liabilities and stockholders’ equity	$5,680.8	$2,004.8	$6,888.7	$(9,388.9)	$5,185.4

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the three months ended March 31, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$287.2	$578.7	$—	$865.9
Cost of sales	4.0	255.6	481.5	—	741.1
Gross profit (loss)	(4.0)	31.6	97.2	—	124.8
Selling and administrative expenses	20.1	9.5	28.3	—	57.9
Operating income (loss)	(24.1)	22.1	68.9	—	66.9
Nonoperating retirement benefit expense	(8.1)	(4.7)	(0.8)	—	(13.6)
Interest income (expense), net	(38.6)	(21.2)	26.3	—	(33.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	93.9	0.5	2.8	(93.9)	3.3
Income (loss) before income tax provision (benefit)	23.1	(3.3)	97.2	(93.9)	23.1
Income tax provision (benefit)	2.0	(1.1)	35.5	(34.4)	2.0
Net income (loss)	21.1	(2.2)	61.7	(59.5)	21.1
Less: Net income attributable to noncontrolling interests	—	—	3.6	—	3.6
Net income (loss) attributable to ATI	$21.1	$(2.2)	$58.1	$(59.5)	$17.5
Comprehensive income (loss) attributable to ATI	$45.4	$(0.3)	$45.9	$(51.2)	$39.8

Condensed Statements of Cash Flows
For the three months ended March 31, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(40.7)	$0.5	$(70.0)	$—	$(110.2)
Investing Activities:
Purchases of property, plant and equipment	—	(8.7)	(16.1)	—	(24.8)
Net receipts/(payments) on intercompany activity	—	—	(59.1)	59.1	—
Asset disposals and other	—	0.1	2.5	—	2.6
Cash flows provided by (used in) investing activities	—	(8.6)	(72.7)	59.1	(22.2)
Financing Activities:
Payments on long-term debt and capital leases	(0.1)	(0.1)	(0.1)	—	(0.3)
Net borrowings under credit facilities	—	—	67.7	—	67.7
Net receipts/(payments) on intercompany activity	45.6	13.5	—	(59.1)	—
Shares repurchased for income tax withholding on share-based compensation	(4.8)	—	—	—	(4.8)
Cash flows provided by (used in) financing activities	40.7	13.4	67.6	(59.1)	62.6
Increase (decrease) in cash and cash equivalents	$—	$5.3	$(75.1)	$—	$(69.8)

Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended March 31, 2018 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2017		$(954.5)		$(53.5)		$—		$9.0	$(28.8)	$(1,027.8)
OCI before reclassifications		—		16.7		—		2.5	—	19.2
Amounts reclassified from AOCI	(a)	14.3	(b)	—	(b)	—	(c)	(2.3)	4.4	16.4
Net current-period OCI		14.3		16.7		—		0.2	4.4	35.6
Balance, March 31, 2018		$(940.2)		$(36.8)		$—		$9.2	$(24.4)	$(992.2)
Attributable to noncontrolling interests:
Balance, December 31, 2017		$—		$17.3		$—		$—	$—	$17.3
OCI before reclassifications		—		6.9		—		—	—	6.9
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		6.9		—		—	—	6.9
Balance, March 31, 2018		$—		$24.2		$—		$—	$—	$24.2

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 7).
The changes in AOCI by component, net of tax, for the three month period ended March 31, 2017 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2016		$(965.5)		$(85.0)		$—		$2.4	$(45.6)	$(1,093.7)
OCI before reclassifications		—		8.4		—		(1.5)	(1.1)	5.8
Amounts reclassified from AOCI	(a)	10.8	(b)	—	(b)	—	(c)	(0.6)	6.3	16.5
Net current-period OCI		10.8		8.4		—		(2.1)	5.2	22.3
Balance, March 31, 2017		$(954.7)		$(76.6)		$—		$0.3	$(40.4)	$(1,071.4)
Attributable to noncontrolling interests:
Balance, December 31, 2016		$—		$9.7		$—		$—	$—	$9.7
OCI before reclassifications		—		2.0		—		—	—	2.0
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		2.0		—		—	—	$2.0
Balance, March 31, 2017		$—		$11.7		$—		$—	$—	$11.7

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	No amounts were reclassified to earnings.

(c)
Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the ineffective portion of the derivatives are presented in selling and administrative expenses on the consolidated statement of income (see Note 7).

Other comprehensive income (loss) amounts (OCI) reported above by category are net of applicable income tax expense (benefit) for each year presented. Income tax expense (benefit) on OCI items is recorded as a change in a deferred tax asset or liability. Amounts recognized in OCI include the impact of any deferred tax asset valuation allowances, when applicable, resulting from the Company’s three year cumulative loss position. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
Reclassifications out of AOCI for the three month periods ended March 31, 2018 and 2017 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017		Affected line item in the statements of income
Postretirement benefit plans
Prior service (cost) credit	$0.6	$0.4	(a)
Actuarial losses	(19.2)	(17.8)	(a)
	(18.6)	(17.4)	(c)	Total before tax
	(4.3)	(6.6)		Tax provision (benefit) (d)
	$(14.3)	$(10.8)		Net of tax
Derivatives
Nickel and other raw material contracts	$3.7	$(0.9)	(b)
Natural gas contracts	(0.4)	(2.3)	(b)
Foreign exchange contracts	(0.3)	4.1	(b)
	3.0	0.9	(c)	Total before tax
	0.7	0.3		Tax provision (benefit) (d)
	$2.3	$0.6		Net of tax

(a)	Amounts are reported in nonoperating retirement benefit expense (see Note 9).

(b)	Amounts related to derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 7).

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
At March 31, 2018, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $16 million. Future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
See Note 20. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017 for a discussion of legal proceedings affecting the Company.
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
ATI reported first quarter 2018 sales of $979.0 million and income before tax of $65.5 million, compared to sales of $865.9 million and income before tax of $23.1 million for the first quarter 2017. Our gross profit was $148.6 million, or 15.2% of sales, a $23.8 million improvement compared to the first quarter 2017, reflecting the benefits of our growing position on next-generation commercial aerospace programs. Results for the first quarter 2018 include a $15.9 million pre-tax gain on the sale of a 50% noncontrolling interest and subsequent deconsolidation of the Allegheny & Tsingshan Stainless (A&T Stainless) joint venture in March 2018. Gross profit and operating profit now reflect required accounting changes to classify the non-service cost components of retirement benefit expense as nonoperating expenses. Prior period results were restated for this required reporting change, which did not affect pre-tax or net-of-tax results, or how ATI calculates business segment operating profit. Net income attributable to ATI was $58.0 million, or $0.42 per share, in the first quarter 2018 compared to net income attributable to ATI of $17.5 million, or $0.16 per share, for the first quarter 2017. Results in both 2018 and 2017 include impacts from income taxes that differ from applicable standard tax rates, primarily related to the income tax valuation allowance.
We operate in two business segments, High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Compared to the first quarter 2017, sales increased 10% in the HPMC segment and 18% in the FRP segment. Sales to the commercial aerospace market, which represented 65% of first quarter 2018 HPMC sales, were 13% higher than the first quarter 2017, including a 23% increase in sales to the commercial jet engine market. In addition, HPMC first quarter sales included higher demand in the construction and mining industry, which improved over 50% versus the prior year period. The increase in sales in the FRP segment was due to higher shipment volume for high-value products, primarily nickel-based and specialty alloys for oil & gas projects.

ATI’s sales to the aerospace & defense market increased 11%, to $462.4 million in the first quarter 2018, compared to the first quarter 2017. HPMC sales of next-generation jet engine products, which represented 48% of total first quarter 2018 HPMC jet engine product sales, increased 65% compared to the first quarter 2017.
Demand from the global aerospace & defense, oil & gas, electrical energy, automotive and medical markets represented 81% of our sales for the three months ended March 31, 2018 and 80% for the three months ended March 31, 2017. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three month periods ended March 31, 2018 and 2017 were as follows:

	Three months ended		Three months ended
Market	March 31, 2018		March 31, 2017
Aerospace & Defense	$462.4	47%	$417.2	48%
Oil & Gas	152.7	16%	92.8	11%
Automotive	79.1	8%	75.9	9%
Electrical Energy	52.2	5%	51.6	6%
Medical	44.9	5%	50.2	6%
Subtotal - Key Markets	791.3	81%	687.7	80%
Food Equipment & Appliances	58.9	6%	59.0	7%
Construction/Mining	55.6	6%	50.0	5%
Electronics/Computers/Communication	32.9	3%	34.5	4%
Other	40.3	4%	34.7	4%
Total	$979.0	100%	$865.9	100%
For the first quarter 2018, international sales increased 25% to $425 million and represented 43% of total sales, compared to $341 million, or 39% of total sales, for the first quarter 2017. ATI’s international sales are mostly to the aerospace, oil & gas, electrical energy, automotive and medical markets.
Sales of our high-value products represented 84% of total sales, the majority of which were consumed by our aerospace & defense customers, for the three months ended March 31, 2018. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended March 31,
	2018	2017
High-Value Products
Nickel-based alloys and specialty alloys	29%	26%
Precision forgings, castings and components	21%	18%
Titanium and titanium-based alloys	16%	18%
Precision and engineered strip	13%	14%
Zirconium and related alloys	5%	6%
Total High-Value Products	84%	82%
Standard Products
Stainless steel sheet	9%	10%
Specialty stainless sheet	4%	5%
Stainless steel plate and other	3%	3%
Total Standard Products	16%	18%
Grand Total	100%	100%

Segment operating profit for the first quarter 2018 was $96.4 million, or 9.8% of sales, compared to the first quarter 2017 segment operating profit of $69.9 million, or 8.1% of sales. Segment operating profit as a percentage of sales for the three month periods ended March 31, 2018 and 2017 was:

	Three months ended March 31,
	2018	2017
High Performance Materials & Components	15.2%	10.0%
Flat Rolled Products	2.6%	5.3%
HPMC segment operating profit for the first quarter 2018 was $85.5 million, or 15.2% of sales, representing the best quarterly performance in over five years and is comparable to $50.9 million, or 10.0% of sales, for the first quarter 2017. This operating profit improvement reflects higher productivity from increasing aerospace and defense sales, and an improved product mix of next-generation nickel alloys and forgings for the aero engine market.
The FRP segment operating profit for the first quarter 2018 was $10.9 million, or 2.6% of sales, compared to a segment operating profit of $19.0 million, or 5.3% of sales, for the first quarter 2017. Results in 2018 included approximately $8 million of negative impacts from required accounting changes on retirement benefit cost capitalization in inventory, as well as lower foreign currency hedge gains compared to the first quarter 2017. Prior year results reflect $6 million of higher raw material surcharge benefits related primarily to a change in the ferrochrome surcharge calculation.
On March 1, 2018, we announced the formation of the A&T Stainless joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. The A&T Stainless operations include ATI’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provides hot-rolling conversion services to A&T Stainless using the FRP segment’s Hot-Rolling and Processing Facility (HRPF). Tsingshan purchased its 50% joint venture interest for $17.5 million, of which $5.0 million was received in the first quarter of 2018. The remaining $12.5 million will be paid in installments during the remainder of 2018. As a result of this sale of a 50% non-controlling interest and the subsequent deconsolidation of the A&T Stainless entity, we recognized a $15.9 million pre-tax gain, which is reported in other income, net on the consolidated statement of income and excluded from FRP segment results.
We expect continued year-over-year revenue growth and operating margin improvement in our HPMC segment resulting from ongoing aerospace market demand growth and improved asset utilization in 2018. We continue to expect HPMC segment margins to expand by approximately 200 basis points versus the full year 2017. However, the rate of improvement will likely vary by quarter due to the next-generation product sales cadence and other factors. We remain confident in our customers’ continued elevated order patterns due to increasing jet engine build rates over the next several years. Our focus continues to be on operational execution, continuous improvement initiatives, and on meeting the aerospace production ramp requirements.
In the FRP segment, we see continued strong end-market demand and the benefits from product mix and operational improvements. On March 26, 2018, we filed for an exclusion from the recently enacted Section 232 tariffs on behalf of the A&T Stainless joint venture, which imports semi-finished stainless slab products from Indonesia. In the absence of an exemption, these slabs will be subject to the 25% tariff recently levied on all stainless steel products imported into the United States. We continue to evaluate the near-term operating pace and ramp-up of the A&T Stainless joint venture as we await a ruling on the tariff exemption.
Cash generation from operations remains a key focus, and we intend to carefully balance our working capital and other cash needs with the pace of our capital expenditure requirements and financing obligations. We do not expect to pay any significant U.S. federal or state income taxes in the next few years due to net operating loss carryforwards.
Business Segment Results
High Performance Materials & Components (HPMC) Segment
First quarter 2018 sales increased 9.9% to $560.7 million compared to the first quarter 2017, primarily due to higher sales of forged and cast components, which were up by one-third over the prior year. Aerospace & defense market demand continues to drive HPMC results as sales to this market represented 76% of first quarter segment sales: 48% commercial jet engine, 17% commercial airframe, and 11% government aero/defense. Sales to the commercial aerospace market, which represented 65% of first quarter 2018 sales, were 13% higher than the first quarter 2017, with strong growth in the commercial jet engine market. HPMC commercial jet engine sales increased 23%, compared to the first quarter 2017. Next-generation jet engine products, which represent 48% of HPMC jet engine product sales, increased 65% compared to the prior year. Construction and mining market sales were 52% higher, while sales to the medical market were 13% lower primarily due to increased competition in MRI end uses.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2018 and 2017 is as follows:

	Three months ended		Three months ended
Market	March 31, 2018		March 31, 2017
Aerospace & Defense:
Commercial Jet Engines	$267.4	48%	$217.0	43%
Commercial Airframes	96.1	17%	104.4	20%
Government Aerospace & Defense	63.2	11%	60.0	12%
Total Aerospace & Defense	426.7	76%	381.4	75%
Medical	41.2	7%	47.1	9%
Electrical Energy	30.8	6%	29.6	6%
Construction/Mining	17.6	3%	11.5	2%
Oil & Gas	15.2	3%	16.5	3%
Other	29.2	5%	24.3	5%
Total	$560.7	100%	$510.4	100%
International sales represented 48% of total segment sales for the first quarter 2018. First quarter 2018 reflects higher sales of specialty alloy products and components. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the three months ended March 31, 2018 and 2017, is as follows:

	Three months ended March 31,
	2018	2017
High-Value Products
Precision forgings, castings and components	38%	31%
Nickel-based alloys and specialty alloys	29%	30%
Titanium and titanium-based alloys	24%	28%
Zirconium and related alloys	9%	11%
Total High-Value Products	100%	100%
Segment operating profit in the first quarter 2018 increased to $85.5 million, or 15.2% of total sales, compared to $50.9 million, or 10% of total sales, for the first quarter 2017. This operating profit improvement reflects higher productivity from increasing aerospace and defense sales, and an improved product mix of next-generation nickel alloys and forgings for the aero engine market. Prior year results included $2 million of start-up costs for our nickel-based powder alloys facility in North Carolina which began operations in the first quarter 2017.
Flat Rolled Products (FRP) Segment
First quarter 2018 sales increased 17.7% compared to the first quarter 2017, to $418.3 million, due to higher shipment volume for high-value products, primarily nickel-based and specialty alloys for oil & gas projects. Sales of standard products were 5% lower, compared to the first quarter 2017. Sales to the oil & gas market increased 80% versus the prior year period, which was primarily due to large international pipeline projects. First quarter 2018 FRP segment titanium shipments, including Uniti joint venture conversion, were 1.5 million pounds, a 5% increase compared to the first quarter 2017, reflecting stronger project-based demand from industrial titanium markets.

Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2018 and 2017 is as follows:

	Three months ended		Three months ended
Market	March 31, 2018		March 31, 2017
Oil & Gas	$137.5	33%	$76.3	21%
Automotive	76.5	18%	73.9	21%
Food Equipment & Appliances	58.8	14%	58.7	17%
Construction/Mining	38.0	9%	38.5	11%
Aerospace & Defense	35.7	8%	35.8	10%
Electronics/Computers/Communication	31.4	8%	33.3	9%
Electrical Energy	21.4	5%	22.0	6%
Other	19.0	5%	17.0	5%
Total	$418.3	100%	$355.5	100%
International sales represented 37% of total segment sales for the first quarter 2018. First quarter 2018 reflects higher sales of high-value products largely due to demand for nickel-based and specialty alloys for large oil & gas projects. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the three months ended March 31, 2018 and 2017, is as follows:

	Three months ended March 31,
	2018	2017
High-Value Products
Precision and engineered strip	31%	35%
Nickel-based alloys and specialty alloys	31%	20%
Titanium and titanium-based alloys	5%	4%
Total High-Value Products	67%	59%
Standard Products
Stainless steel sheet	20%	24%
Specialty stainless sheet	9%	12%
Stainless steel plate	4%	5%
Total Standard Products	33%	41%
Grand Total	100%	100%
Segment operating profit was $10.9 million, or 2.6% of sales, for the first quarter 2018, compared to a segment operating profit of $19.0 million, or 5.3% of sales, for the first quarter 2017. First quarter 2018 FRP results included approximately $8 million of negative impacts from required accounting changes on retirement benefit cost capitalization in inventory, as well as reduced benefits of foreign currency hedges. Expected negative impacts from lower ferrochrome surcharges were mostly offset by higher nickel surcharges experienced late in the first quarter 2018. Prior year results also reflect $6 million of higher raw material surcharge benefits related primarily to a change in the ferrochrome surcharge calculation.
Comparative shipment volume and average selling price information of the segment’s products for the three months ended March 31, 2018 and 2017 is provided in the following table:

	Three months ended March 31,		%
	2018	2017	Change
Volume (000’s pounds):
High-Value	84,042	75,333	12%
Standard	109,249	114,985	(5)%
Total	193,291	190,318	2%
Average prices (per lb.):
High-Value	$3.30	$2.77	19%
Standard	$1.26	$1.26	—%
Combined Average	$2.15	$1.86	16%

Corporate Items

There was no net effect of changes in LIFO and net realizable value (NRV) inventory reserves for the first quarter 2018 or 2017. For the first quarter of 2018 and 2017, last-in, first-out (LIFO) inventory valuation reserve charges of $8.2 million and $8.1 million, respectively, were offset by reductions of the same magnitude in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost.
Corporate expenses for the first quarter 2018 were $13.2 million compared to $10.3 million for the first quarter 2017. This increase was primarily due to higher incentive compensation expense based on estimates of attaining performance measures. In addition, the first quarter of 2017 included a benefit related to company-owned life insurance policies.
Closed operations and other expenses for the first quarter 2018 were $8.1 million, compared to $3.0 million for the first quarter 2017, mainly due to higher environmental costs, higher real estate costs at closed operations, primarily for the idled Rowley, UT titanium sponge operations, and negative foreign currency remeasurement impacts primarily related to our European Treasury Center. In addition, the first quarter 2017 benefited from certain non-routine items involving property tax adjustments, changes to facility closure reserves, and non-operating royalty income, which reduced net costs by approximately $4 million. For the remaining quarters of 2018, we expect closed operations and other expenses to be comparable to the first quarter of 2018.
On March 1, 2018, we announced the formation of A&T Stainless, of which ATI has a 50% ownership interest. Our joint venture partner purchased its 50% joint venture interest during the first quarter of 2018, and as a result of this sale and the subsequent deconsolidation of the A&T Stainless entity, we recognized a $15.9 million gain. This gain is reported in other income, net on the consolidated statement of income and excluded from FRP segment results.
Interest expense, net of interest income, in the first quarter 2018 was $25.5 million, compared to net interest expense of $33.5 million in the first quarter 2017. This decrease is primarily due to the redemption of our 9.375% Senior Notes due 2019 in the fourth quarter of 2017. Capitalized interest reduced interest expense by $0.9 million in the first quarter 2018 and $0.7 million in the first quarter 2017.
Income Taxes
ATI maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets due to a three year cumulative loss condition, which limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. Results in both 2018 and 2017 include impacts from income taxes that differ from applicable standard tax rates, primarily related to the income tax valuation allowance. First quarter 2018 results included a provision for income taxes of $5.0 million, or 7.6% of income before income taxes, primarily related to income taxes on non-U.S. operations. The first quarter 2017 provision for income taxes was $2.0 million, or 8.7% of income before income taxes, which included $1.3 million of discrete tax benefits. The Company continues to analyze the impact of the Tax Cut and Jobs Act as additional guidance is published.  At this time, the Company has not made any material adjustments to the previously presented amounts in the 2017 financial statements.
Financial Condition and Liquidity
We have a $500 million Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The ABL facility, which matures in February 2022, includes a $400 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $100.0 million term loan (Term Loan). The Term Loan has an interest rate of 3.0% plus a LIBOR spread and can be prepaid in increments of $50 million if certain minimum liquidity conditions are satisfied.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40.0 million. We were in compliance with the fixed charge coverage ratio covenant at March 31, 2018. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 5.95% Senior Notes due 2021 are paid in full or refinanced. As of March 31, 2018, there were $50.0 million of outstanding borrowings under the revolving portion of the ABL facility, and $42.3 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first quarters of 2018 and 2017 were $53 million and $4 million, respectively, bearing an average annual interest rate of 3.50% and 3.43%, respectively.
At March 31, 2018, we had $110 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $305 million. We do not expect to pay any significant U.S. federal income taxes in the next few years due to net operating loss carryforwards. Tax law changes in the Tax Cuts and Jobs Act related to a liability for foreign earnings are expected to be offset with these net operating loss carryforwards or other tax attributes.

Based on U.S. Internal Revenue Service regulations regarding mortality table changes for 2018, the current year performance of our pension trust assets through March 31, 2018, and the expected rate of return on pension assets in future years, we currently expect our 2018 funding requirements to the ATI Pension Plan, our U.S. qualified defined benefit pension plan, to be approximately $40 million, and to have annual funding requirements of approximately $85 million to the ATI Pension Plan for the next few years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs, including currently projected required contributions to the ATI Pension Plan. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. In addition, we regularly review our capital structure, various financing alternatives and conditions in the debt and equity markets in order to opportunistically enhance our capital structure. In connection therewith, we may seek to refinance or retire existing indebtedness, incur new or additional indebtedness or issue equity or equity-linked securities, in each case, depending on market and other conditions.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the three months ended March 31, 2018, cash used in operations was $47.1 million, and included a $63.1 million use from higher managed working capital balances. Managed working capital balances increased in 2018 as we continue to expand production levels to support business growth. In addition, cash used in operations in the first quarter of 2018 includes $16 million in short-term advances for our funding of the A&T Stainless joint venture during its production ramp-up.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. With the adoption of the new revenue recognition accounting standard in 2018, we now include short-term contract assets and liabilities in the calculation of managed working capital. In 2017 and prior periods, portions of contract assets and liabilities were included in managed working capital. Prior managed working capital calculations were not revised for this accounting change. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At March 31, 2018, managed working capital decreased to 37.0% of annualized total ATI sales compared to 38.1% of annualized sales at December 31, 2017, as revenue growth continued. The $63.1 million increase in managed working capital at March 31, 2018 from December 31, 2017 resulted from a $61.1 million increase in accounts receivable, $38.6 million in short-term contract assets and a $34.2 million increase in inventory, partially offset by a $4.6 million increase in accounts payable and $66.2 million in short-term contract liabilities. Days sales outstanding, which measures actual collection timing for accounts receivable, declined by 7% as of March 31, 2018 compared to year end 2017. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained fairly consistent at March 31, 2018 compared to year end 2017.

The components of managed working capital at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
(In millions)	2018	2017
Accounts receivable	$606.4	$545.3
Short-term contract assets	38.6	—
Inventory	1,210.8	1,176.1
Accounts payable	(424.7)	(420.1)
Short-term contract liabilities	(66.2)	—
Subtotal	1,364.9	1,301.3
Allowance for doubtful accounts	5.9	5.9
Adjustment from current cost to LIFO cost basis	(23.1)	(43.1)
Inventory valuation reserves	101.0	121.5
Managed working capital	$1,448.7	$1,385.6
Annualized prior 3 months sales	$3,916.1	$3,639.5
Managed working capital as a % of annualized sales	37.0%	38.1%
Change in managed working capital from December 31, 2017	$63.1
Cash used in investing activities was $41.5 million in the first three months of 2017, with $41.6 million for capital expenditures, including initial down payments for our recently-announced expansion of iso-thermal forging and heat-treating capacity in our HPMC operations, and payments for the expansion of our STAL joint venture’s Precision Rolled Strip operation in China. The STAL joint venture expansion is being funded entirely through joint venture cash and operations, with expected start-up in the second quarter of 2018. We are analyzing the impact of potential aerospace production rate increases on our capital spending requirements. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $56.9 million and consisted primarily of $50.0 million of borrowings on the revolving portion of the ABL credit facility, $2.7 million for the sale of noncontrolling interest related to Next Gen Alloys, and $5.0 million for the first installment from Tsingshan of the $17.5 million purchase price for its 50% joint venture interest in A&T Stainless.
At March 31, 2018, cash and cash equivalents on hand totaled $109.9 million, a decrease of $31.7 million from year end 2017. Cash and cash equivalents held by our foreign subsidiaries was $79.8 million at March 31, 2018, of which $40.8 million was held by STAL.
Debt
Total debt outstanding increased $57.7 million to $1,611.5 million at March 31, 2018 compared to December 31, 2017. This increase was primarily due to $50.0 million of borrowings on the ABL credit facility in 2018.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 44.9% at March 31, 2018, compared to 44.8% at December 31, 2017. The net debt to total capitalization was determined as follows:

(In millions)	March 31, 2018	December 31, 2017
Total debt (a)	$1,611.5	$1,553.8
Less: Cash	(109.9)	(141.6)
Net debt	$1,501.6	$1,412.2
Total ATI stockholders’ equity	1,846.1	1,739.4
Net ATI total capital	$3,347.7	$3,151.6
Net debt to ATI total capital	44.9%	44.8%

Total debt to total capitalization of 46.6% at March 31, 2018 increased from 47.2% at December 31, 2017.
Total debt to total capitalization was determined as follows:

(In millions)	March 31, 2018	December 31, 2017
Total debt (a)	$1,611.5	$1,553.8
Total ATI stockholders’ equity	1,846.1	1,739.4
Total ATI capital	$3,457.6	$3,293.2
Total debt to total ATI capital	46.6%	47.2%

(a)	Excludes debt issuance costs.
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
Critical Accounting Policies
Inventory
At March 31, 2018, we had net inventory of $1,210.8 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the three months ended March 31, 2018 and 2017, the LIFO inventory valuation method resulted in cost of sales that were $8.2 million and $8.1 million higher, respectively, than would have been recognized under the FIFO methodology to value our inventory.

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
The calculation of a resulting NRV inventory reserve, if any, is recognized as an expense in the period that the need for the reserve is identified.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2018	2017
LIFO benefit (charge)	$(8.2)	$(8.1)
NRV benefit (charge)	8.2	8.1
Net cost of sales impact	$—	$—
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At March 31, 2018, we had $534.2 million of goodwill on our consolidated balance sheet, an increase of $2.8 million from December 31, 2017 due to foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at March 31, 2018.

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
Since 2015, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in 2015 and 2016 for certain U.S. Federal and state deferred tax assets. In 2017 and 2018, ATI continued to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $24.4 million of valuation allowances on amounts recorded in other comprehensive income as of March 31, 2018.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). We continue to account for impacts of the Tax Act as estimated amounts, pending further information and analysis, which includes final tax return filings, analysis of foreign earnings and profits, and interpretive Internal Revenue Service guidance. At this time, we have not made any material adjustments to the provisional Tax Act impacts recorded in our 2017 financial statements, and we continue to expect to finalize these provisional amounts by the fourth quarter of 2018.
Retirement Benefits

For ERISA (Employee Retirement Income Security Act of 1974, as amended) funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using a IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Based on IRS regulations regarding mortality table changes for 2018, the current year performance of our pension trust assets through March 31, 2018, and the expected rate of return on pension assets in future years, we currently expect our 2018 funding requirements to the ATI Pension Plan to be approximately $40 million, and to have annual funding requirements of approximately $85 million to the ATI Pension Plan for the next few years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages; and (h) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2017, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
At March 31, 2018, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 35% of our forecasted domestic requirements for natural gas for the remainder of 2018, approximately 35% for 2019 and approximately 15% for 2020 are hedged. The net mark-to-market valuation of these outstanding natural gas hedges at March 31, 2018 was an unrealized pre-tax loss of $0.3 million, comprised of $0.2 million in prepaid expense and other current assets, $0.1 million in other long-term assets, $0.2 million in accrued liabilities and $0.4 million in other long-term liabilities. For the three months ended March 31, 2018, the effects of natural gas hedging activity increased cost of sales by $0.4 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2017, we used approximately 100 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $100 million. In addition, in 2017, we also used approximately 400 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of $0.01 per pound would result in increased costs of approximately $4 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2018, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 15 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 15% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2018, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $12.2 million, comprised of $10.2 million in prepaid expense and other current assets, $5.1 million in other long-term assets, $1.5 million in accrued liabilities and $1.6 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. At March 31, 2018, we held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 21 million euros with maturity dates through December 2018. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 10 million euro notional value outstanding as of March 31, 2018 of foreign currency forward contracts not designated as hedges, with maturity dates into the fourth quarter of 2018.
At March 31, 2018, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax loss of $0.8 million, all of which was in accrued liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2017, and addressed in Note 15 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 1A.	Risk Factors
The following is an update to, and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Export Sales and International Trade Matters. We believe that export sales will continue to account for a significant percentage of our future revenues. We also import certain raw materials, and recently formed, together with an affiliate company of Tsingshan Group, our A&T Stainless joint venture, which will import semi-finished stainless steel slab products from Indonesia to support its U.S. production of finished 60-inch wide stainless steel sheet products for sale in North America. Risks associated with such international trade include, among others: political and economic instability, including weak conditions in the world’s economies; accounts receivable collection; export controls; trade sanctions, changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on export sales when converted into dollars). Any of these factors could materially adversely affect our results for the period in which they occur.
Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business. For example, in March 2018, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products, including stainless steel, imported into the U.S. Currently, the semi-finished stainless steel slabs that our A&T Stainless joint venture intends to import from Indonesia are subject to the additional tariff. The A&T Stainless joint venture has filed for exclusions from the 232 tariff based on the nature of the imported product, its country of origin, and its lack of availability in the U.S. However, there can be no assurance that the joint venture will be successful in obtaining an exclusion for the products that it intends to import, and to the extent that no exclusion is obtained, the joint venture’s operations could be impacted.
Moreover, these new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	44,396	$28.25	—	$—
February 1-28, 2018	120,026	27.10	—	$—
March 1-31, 2018	78,209	26.10	—	$—
Total	242,631	26.94	—	$—

Item 6.	Exhibits
(a) Exhibits

10.1	Form of 2018 Performance-Vested Restricted Stock Unit Agreement (filed herewith).

10.2	Form of 2018 Time-Vested Restricted Stock Unit Agreement (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	May 1, 2018	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2018	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)