Form 10-Q
period 2018-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2018-10-31
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 19, 2018, the registrant had outstanding 125,684,396 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$153.5	$141.6
Accounts receivable, net	588.3	545.3
Short-term contract assets	51.6	—
Inventories, net	1,239.8	1,176.1
Prepaid expenses and other current assets	89.2	52.7
Total Current Assets	2,122.4	1,915.7
Property, plant and equipment, net	2,472.6	2,495.7
Goodwill	536.4	531.4
Other assets	257.6	242.6
Total Assets	$5,389.0	$5,185.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$416.1	$420.1
Accrued liabilities	228.7	282.4
Short-term contract liabilities	69.2	—
Short-term debt and current portion of long-term debt	16.6	10.1
Total Current Liabilities	730.6	712.6
Long-term debt	1,535.3	1,530.6
Accrued postretirement benefits	301.1	317.8
Pension liabilities	652.7	697.0
Deferred income taxes	12.1	9.7
Long-term contract liabilities	7.3	—
Other long-term liabilities	66.7	73.2
Total Liabilities	3,305.8	3,340.9
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-126,695,171 shares at September 30, 2018 and December 31, 2017; outstanding-125,684,396 shares at September 30, 2018 and 125,857,197 shares at December 31, 2017	12.7	12.7
Additional paid-in capital	1,608.5	1,596.3
Retained earnings	1,380.9	1,184.3
Treasury stock: 1,010,775 shares at September 30, 2018 and 837,974 shares at December 31, 2017	(30.6)	(26.1)
Accumulated other comprehensive loss, net of tax	(991.3)	(1,027.8)
Total ATI stockholders’ equity	1,980.2	1,739.4
Noncontrolling interests	103.0	105.1
Total Equity	2,083.2	1,844.5
Total Liabilities and Equity	$5,389.0	$5,185.4

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales	$1,020.2	$869.1	$3,008.7	$2,615.2

Cost of sales	859.8	763.8	2,526.0	2,260.8
Gross profit	160.4	105.3	482.7	354.4
Selling and administrative expenses	65.5	64.6	195.3	187.5
Impairment of goodwill	—	114.4	—	114.4
Operating income (loss)	94.9	(73.7)	287.4	52.5
Nonoperating retirement benefit expense	(8.4)	(13.6)	(25.5)	(40.9)
Interest expense, net	(24.8)	(34.2)	(75.8)	(102.2)
Other income, net	0.8	0.2	22.4	3.7
Income (loss) before income taxes	62.5	(121.3)	208.5	(86.9)
Income tax provision (benefit)	6.9	(1.9)	16.8	(2.0)
Net income (loss)	55.6	(119.4)	191.7	(84.9)
Less: Net income attributable to noncontrolling interests	5.1	1.8	10.4	8.7
Net income (loss) attributable to ATI	$50.5	$(121.2)	$181.3	$(93.6)

Basic net income (loss) attributable to ATI per common share	$0.40	$(1.12)	$1.45	$(0.87)

Diluted net income (loss) attributable to ATI per common share	$0.37	$(1.12)	$1.31	$(0.87)

Dividends declared per common share	$—	$—	$—	$—
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$55.6	$(119.4)	$191.7	$(84.9)
Currency translation adjustment
Unrealized net change arising during the period	(13.8)	24.2	(16.4)	39.0
Derivatives
Net derivatives gain (loss) on hedge transactions	(10.8)	9.2	2.4	(1.6)
Reclassification to net income (loss) of net realized gain	(2.6)	(1.2)	(10.3)	(3.5)
Income taxes on derivative transactions	—	4.8	—	(0.2)
Total	(13.4)	3.2	(7.9)	(4.9)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	19.2	17.8	57.5	53.6
Prior service cost
Amortization to net income (loss) of net prior service credits	(0.7)	(0.4)	(1.9)	(1.2)
Income taxes on postretirement benefit plans	—	(11.1)	—	1.9
Total	18.5	28.5	55.6	50.5
Other comprehensive income (loss), net of tax	(8.7)	55.9	31.3	84.6
Comprehensive income (loss)	46.9	(63.5)	223.0	(0.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3.9)	6.8	5.2	15.9
Comprehensive income (loss) attributable to ATI	$50.8	$(70.3)	$217.8	$(16.2)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating Activities:
Net income (loss)	$191.7	$(84.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	117.1	120.7
Deferred taxes	2.8	1.7
Gain on joint venture deconsolidation	(15.9)	—
Impairment of goodwill	—	114.4
Changes in operating assets and liabilities:
Inventories	(137.2)	(64.1)
Accounts receivable	(43.0)	(73.8)
Accounts payable	71.0	56.2
Retirement benefits	(10.1)	(117.6)
Accrued liabilities and other	(59.8)	(6.4)
Cash provided by (used in) operating activities	116.6	(53.8)
Investing Activities:
Purchases of property, plant and equipment	(101.3)	(85.3)
Purchases of businesses	(10.0)	—
Asset disposals and other	2.2	3.2
Cash used in investing activities	(109.1)	(82.1)
Financing Activities:
Borrowings on long-term debt	7.1	8.5
Payments on long-term debt and capital leases	(4.6)	(1.9)
Net borrowings under credit facilities	4.0	28.0
Debt issuance costs	—	(0.8)
Dividends paid to noncontrolling interests	(10.0)	—
Sales to noncontrolling interests	14.4	2.2
Shares repurchased for income tax withholding on share-based compensation and other	(6.5)	(4.8)
Cash provided by financing activities	4.4	31.2
Increase (decrease) in cash and cash equivalents	11.9	(104.7)
Cash and cash equivalents at beginning of period	141.6	229.6
Cash and cash equivalents at end of period	$153.5	$124.9
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2016	$11.0	$1,188.8	$1,277.1	$(28.0)	$(1,093.7)	$89.6	$1,444.8
Net income (loss)	—	—	(93.6)	—	—	8.7	(84.9)
Other comprehensive income	—	—	—	—	77.4	7.2	84.6
Dividends to noncontrolling interests	—	—	—	—	—	(8.0)	(8.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	2.2	2.2
Employee stock plans	—	7.6	(0.9)	2.1	—	—	8.8
Balance, September 30, 2017	$11.0	$1,196.4	$1,182.6	$(25.9)	$(1,016.3)	$99.7	$1,447.5
Balance, December 31, 2017	$12.7	$1,596.3	$1,184.3	$(26.1)	$(1,027.8)	$105.1	$1,844.5
Net income	—	—	181.3	—	—	10.4	191.7
Other comprehensive income (loss)	—	—	—	—	36.5	(5.2)	31.3
Cumulative effect of adoption of new accounting standard	—	—	15.5	—	—	—	15.5
Dividends to noncontrolling interests	—	—	—	—	—	(10.0)	(10.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	2.7	2.7
Employee stock plans	—	12.2	(0.2)	(4.5)	—	—	7.5
Balance, September 30, 2018	$12.7	$1,608.5	$1,380.9	$(30.6)	$(991.3)	$103.0	$2,083.2
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

In January 2018, the Company adopted changes issued by the FASB related to changes to the accounting for defined benefit pension and other postretirement benefit expenses. This new guidance requires the disaggregation of the service cost component from the other components of net benefit cost. The service cost component of net benefit cost is to be reported in the same line item on the consolidated statement of operations as other compensation costs arising from services rendered by the pertinent employees, while the other components of net benefit cost are to be presented in the consolidated statement of operations separately, outside a subtotal of operating income. The amendments also provide explicit guidance to allow only the service cost component of net benefit cost to be eligible for capitalization. With this adoption, the change in presentation of net benefit cost in the consolidated statement of operations was applied retrospectively, and the change in capitalization for only service cost was applied prospectively. The Company adopted this new guidance using the practical expedient that permits the use of the amounts disclosed in the retirement benefits footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. This required accounting change did have a material impact to previously-reported operating income (loss) in the consolidated statement of operations due to the change in presentation of non-service cost expense components. For the third quarter and first nine months of 2017, applying the practical expedient, operating results were higher by $13.6 million and $40.9 million, respectively, with the reclassification of this amount representing the other components of net benefit cost to a newly-created nonoperating retirement benefit expense category. There was no net impact to the reported results before income taxes as a result of this accounting change. This change in presentation of net benefit cost did not affect ATI’s measure of segment operating profit; all defined benefit pension and other postretirement benefit expense attributable to business segment operations remains a component of business segment financial performance. The Company did have a one-time, unfavorable impact of $5.4 million to pre-tax reported results in the first quarter of 2018 upon adoption, primarily affecting the Flat Rolled Products business segment, due to the change limiting only the service cost component of net benefit cost to be capitalizable into inventory.

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

In August 2018, the FASB issued new accounting guidance for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance specifies which implementation costs can be capitalized in a hosting arrangement that is a service contract. The guidance aligns the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. This guidance is required to be adopted either retrospectively or prospectively by the Company beginning in fiscal year 2020 with early adoption permitted, including adoption in any interim period. The Company early adopted this guidance in the third quarter of 2018 on a retrospective basis, which did not have a material impact on the Company’s consolidated financial statements.

Pending Accounting Pronouncements

In February 2016, the FASB issued new accounting guidance for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for ATI’s 2019 fiscal year. In July 2018, the FASB added an additional adoption method, which ATI will use to initially apply the new standard at the adoption date, January 1, 2019. This adoption method recognizes any impact to prior years’ results as a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. In addition, ATI is implementing a company-wide lease management system to assist in the accounting and is evaluating additional changes to its processes and internal controls to ensure the standard’s reporting and disclosure requirements are met. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In August 2018, the FASB issued new disclosure guidance on fair value measurement. This new guidance modifies the disclosure requirements on fair value measurements, including removal and modifications of various current disclosures as well as some additional disclosure requirements for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on requirement. This guidance is required to be adopted by the Company beginning in fiscal year 2020 with early adoption permitted. The Company does not plan to early adopt this guidance. The adoption of these changes is not expected to have an impact on the Company’s consolidated financial statements other than disclosures.

In August 2018, the FASB issued new disclosure guidance for defined benefit plans, which modified certain required disclosures. This guidance is required to be adopted retrospectively by the Company beginning in fiscal year 2021, with early adoption permitted. The Company plans to early adopt this guidance in the fourth quarter of 2018, which is not expected to have an impact on the Company’s consolidated financial statements other than disclosures.
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
In addition, as a result of this over-time recognition of these customer agreements, third quarter and first nine months of 2018 sales on the consolidated statement of operations were higher by $1.8 million and lower by $2.5 million, respectively, and cost of sales were higher by $1.1 million and lower by $4.1 million, respectively, as compared to what those amounts would have been under the previous revenue recognition guidance. On the consolidated balance sheet, inventories, net, were $4.1 million higher at September 30, 2018 as compared to what this amount would have been under the previous guidance. Also, $47.1 million of contract assets were recognized on the consolidated balance sheet at September 30, 2018 ($47.0 million in short-term contract assets and $0.1 million in other long-term assets) related to this over-time revenue recognition.
Also, as of January 1, 2018, amounts related largely to cash in advance from customers and progress billings were reclassified on the consolidated balance sheet to contract assets and liabilities in accordance with the new accounting guidance. Such reclassification resulted in a $3.9 million increase in accounts receivable, $28.8 million increase in inventories, net, $44.8 million decrease in accrued liabilities, and $10.7 million decrease in other-long term liabilities on January 1, 2018, with an offsetting increase in contract assets and liabilities ($3.7 million in short-term contracts assets, $69.7 million in short-term contract liabilities and $22.2 million in other long-term liabilities). There was no impact to cash flow from operating activities on the consolidated statement of cash flows as a result of this accounting standard adoption. As of September 30, 2018, accounts receivable were higher by $3.7 million, inventories were higher by $14.2 million, accrued liabilities were lower by $46.7 million, and other long-term liabilities were lower by $7.3 million due to these reclassifications to contract assets and liabilities ($4.6 million in short-term contract assets, $69.2 million short-term contract liabilities and $7.3 million in long-term contract liabilities).
Disaggregation of Revenue
The Company operates in two business segments; High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets, and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the third quarters and nine months ended September 30, 2018 and 2017 were as follows:

(in millions)	Third quarter ended
	September 30, 2018			September 30, 2017
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Global Markets:
Aerospace & Defense	$446.5	$52.7	$499.2	$389.5	$38.2	$427.7
Oil & Gas	17.9	110.3	128.2	14.3	84.1	98.4
Automotive	2.0	83.0	85.0	2.4	59.3	61.7
Electrical Energy	30.9	29.0	59.9	30.4	18.1	48.5
Medical	44.3	3.6	47.9	41.8	2.7	44.5
Total Key Markets	541.6	278.6	820.2	478.4	202.4	680.8
Food Equipment & Appliances	0.2	58.6	58.8	0.2	54.3	54.5
Construction/Mining	18.5	39.9	58.4	13.5	34.8	48.3
Electronics/Computers/Communications	1.0	40.3	41.3	1.1	41.2	42.3
Other	24.2	17.3	41.5	19.7	23.5	43.2
Total	$585.5	$434.7	$1,020.2	$512.9	$356.2	$869.1

(in millions)	Nine months ended
	September 30, 2018			September 30, 2017
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Global Markets:
Aerospace & Defense	$1,311.7	$131.9	$1,443.6	$1,169.7	$110.8	$1,280.5
Oil & Gas	51.4	362.1	413.5	49.7	240.0	289.7
Automotive	7.4	237.1	244.5	6.4	200.0	206.4
Electrical Energy	101.9	78.4	180.3	84.1	60.1	144.2
Medical	131.5	11.3	142.8	134.2	8.5	142.7
Total Key Markets	1,603.9	820.8	2,424.7	1,444.1	619.4	2,063.5
Food Equipment & Appliances	0.3	181.0	181.3	1.0	167.9	168.9
Construction/Mining	55.1	114.8	169.9	37.6	107.0	144.6
Electronics/Computers/Communications	4.7	105.0	109.7	3.5	104.7	108.2
Other	74.1	49.0	123.1	63.5	66.5	130.0
Total	$1,738.1	$1,270.6	$3,008.7	$1,549.7	$1,065.5	$2,615.2

(in millions)	Third quarter ended
	September 30, 2018			September 30, 2017
	HPMC	FRP	Total	HPMC	FRP	Total
Primary Geographical Market:
United States	$316.7	$290.9	$607.6	$273.4	$233.1	$506.5
Europe	173.2	40.5	213.7	164.8	23.8	188.6
Asia	60.9	84.0	144.9	45.1	75.2	120.3
Canada	16.3	7.5	23.8	15.3	5.8	21.1
South America, Middle East and other	18.4	11.8	30.2	14.3	18.3	32.6
Total	$585.5	$434.7	$1,020.2	$512.9	$356.2	$869.1

(in millions)	Nine months ended
	September 30, 2018			September 30, 2017
	HPMC	FRP	Total	HPMC	FRP	Total
Primary Geographical Market:
United States	$898.6	$839.1	$1,737.7	$820.5	$735.2	$1,555.7
Europe	565.4	104.3	669.7	502.2	74.4	576.6
Asia	180.7	258.7	439.4	127.3	190.2	317.5
Canada	51.3	29.0	80.3	52.4	21.1	73.5
South America, Middle East and other	42.1	39.5	81.6	47.3	44.6	91.9
Total	$1,738.1	$1,270.6	$3,008.7	$1,549.7	$1,065.5	$2,615.2

Comparative information of the Company’s major high-value and standard products based on their percentages of total sales is as follows:

	Third quarter ended
	September 30, 2018			September 30, 2017
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	32%	29%	30%	30%	27%	28%
Precision forgings, castings and components	33%	—%	18%	33%	—%	19%
Titanium and titanium-based alloys	25%	3%	16%	26%	3%	17%
Precision and engineered strip	—%	34%	14%	—%	34%	14%
Zirconium and related alloys	10%	—%	6%	11%	—%	6%
Total High-Value Products	100%	66%	84%	100%	64%	84%
Standard Products
Stainless steel sheet	—%	20%	9%	—%	20%	9%
Specialty stainless sheet	—%	9%	4%	—%	11%	4%
Stainless steel plate and other	—%	5%	3%	—%	5%	3%
Total Standard Products	—%	34%	16%	—%	36%	16%
Total	100%	100%	100%	100%	100%	100%

	Nine months ended
	September 30, 2018			September 30, 2017
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	31%	29%	30%	30%	23%	27%
Precision forgings, castings and components	35%	—%	20%	32%	—%	19%
Titanium and titanium-based alloys	24%	5%	15%	27%	4%	17%
Precision and engineered strip	—%	32%	14%	—%	34%	14%
Zirconium and related alloys	10%	—%	5%	11%	—%	6%
Total High-Value Products	100%	66%	84%	100%	61%	83%
Standard Products
Stainless steel sheet	—%	20%	9%	—%	22%	9%
Specialty stainless sheet	—%	10%	4%	—%	12%	4%
Stainless steel plate and other	—%	4%	3%	—%	5%	4%
Total Standard Products	—%	34%	16%	—%	39%	17%
Total	100%	100%	100%	100%	100%	100%
The Company maintains a backlog of confirmed orders totaling $2.17 billion and $1.81 billion at September 30, 2018 and 2017, respectively. Due to the structure of the Company’s LTAs, 82% of this backlog at September 30, 2018 represented booked orders with performance obligations that will be satisfied within the next twelve months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of September 30, 2018 and December 31, 2017, accounts receivable with customers were $594.5 million and $550.9 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the nine months ended September 30, 2018:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts
Balance as of January 1, 2018	$5.9
Expense to increase the reserve	0.7
Write-off of uncollectible accounts	(0.4)
Balance as of September 30, 2018	$6.2

(in millions)
Contract Assets
Short-term
Balance as of January 1, 2018	$36.5
Recognized in current year	66.2
Reclassified to accounts receivable	(67.9)
Impairment	—
Reclassification to/from long-term	16.8
Balance as of September 30, 2018	$51.6

Long-term
Balance as of January 1, 2018	$16.9
Recognized in current year	—
Reclassified to accounts receivable	—
Impairment	—
Reclassification to/from short-term	(16.8)
Balance as of September 30, 2018	$0.1

(in millions)
Contract Liabilities
Short-term
Balance as of January 1, 2018	$69.7
Recognized in current year	46.9
Amounts in beginning balance reclassified to revenue	(40.1)
Current year amounts reclassified to revenue	(23.6)
Other	1.7
Reclassification to/from long-term	14.6
Balance as of September 30, 2018	$69.2

Long-term
Balance as of January 1, 2018	$22.2
Recognized in current year	0.5
Amounts in beginning balance reclassified to revenue	(0.8)
Current year amounts reclassified to revenue	—
Other	—
Reclassification to/from short-term	(14.6)
Balance as of September 30, 2018	$7.3
Contract costs for obtaining and fulfilling a contract were $5.2 million as of September 30, 2018, which are reported in other long-term assets on the consolidated balance sheet. Amortization expense for the three and nine months ended September 30, 2018 of these contract costs was $0.3 million and $0.9 million, respectively.
Note 3. Inventories
Inventories at September 30, 2018 and December 31, 2017 were as follows (in millions):

	September 30, 2018	December 31, 2017
Raw materials and supplies	$204.3	$162.8
Work-in-process	929.9	955.5
Finished goods	190.0	165.0
Total inventories at current cost	1,324.2	1,283.3
Adjustment from current cost to LIFO cost basis	1.7	43.1
Inventory valuation reserves	(86.1)	(121.5)
Progress payments	—	(28.8)
Total inventories, net	$1,239.8	$1,176.1
Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO), and average cost methods) or market. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains NRV inventory valuation reserves to adjust carrying value of LIFO inventory to current replacement cost. These NRV reserves were $47.5 million at December 31, 2017 and $6.2 million at September 30, 2018. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2018	2017
LIFO benefit (charge)	$(29.5)	$(51.5)
NRV benefit (charge)	29.5	51.3
Net cost of sales impact	$—	$(0.2)

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
Note 4. Property, Plant and Equipment
Property, plant and equipment at September 30, 2018 and December 31, 2017 was as follows (in millions):

	September 30, 2018	December 31, 2017
Land	$31.6	$31.7
Buildings	851.1	844.5
Equipment and leasehold improvements	3,646.0	3,597.6
	4,528.7	4,473.8
Accumulated depreciation and amortization	(2,056.1)	(1,978.1)
Total property, plant and equipment, net	$2,472.6	$2,495.7
The construction in progress portion of property, plant and equipment at September 30, 2018 was $128.1 million.
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

Majority-Owned Joint Ventures

The Company has a 60% interest in the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (STAL). The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s Flat Rolled Products segment, and manufactures Precision Rolled Strip stainless products mainly for the electronics, communication equipment, computers and automotive markets located in Asia. Cash and cash equivalents held by STAL as of September 30, 2018 were $30.0 million.

During 2017, the Company formed Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. ATI owns a 51% interest in this joint venture. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of September 30, 2018 were $10.4 million. During the first quarter of 2018, the Company received $2.7 million for the sale of noncontrolling interest related to Next Gen Alloys LLC, which is reported as a financing activity on the consolidated statements of cash flows.

Equity Method Joint Ventures

On March 1, 2018, the Company announced the formation of the Allegheny & Tsingshan Stainless (A&T Stainless) joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased a 50% joint venture interest in A&T Stainless for $17.5 million, of which $12.0 million was received in the first nine months of 2018 and reported as a financing activity on the consolidated statements of cash flows. The A&T Stainless operations include the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provides hot-rolling conversion services to A&T Stainless using the FRP segment’s Hot-Rolling and Processing Facility. As a result of this sale of a 50% noncontrolling interest and the subsequent deconsolidation of the A&T Stainless entity, the Company recognized a $15.9 million gain during the first quarter of 2018 under deconsolidation and derecognition accounting guidance covering the loss of control of a subsidiary determined to be a business. The gain, including ATI’s retained 50% share, was based on the fair value of the joint venture, as determined by the cash purchase price for the noncontrolling interest, and is reported in other income, net on the consolidated statement of operations, and is excluded from FRP segment results. Following this deconsolidation, ATI accounts for the A&T Stainless joint venture under the equity method of accounting. ATI’s share of the A&T Stainless joint venture results was a $0.3 million loss and $0.2 million of income for the three and nine months ended September 30, 2018, respectively, which is included in the FRP segment’s operating results, and within other income, net, on the consolidated statements of operations. In late March 2018, ATI filed for an exclusion from the recently enacted Section 232 tariffs on behalf of the A&T Stainless JV, which imports semi-finished stainless slab products from Indonesia. In the absence of an exclusion, these slabs will be subject to the 25% tariff levied on all stainless steel products imported into the United States. The Company continues to work within the U.S. Commerce Department’s Section 232 tariff exclusion request process to secure an exclusion on behalf of the A&T Stainless joint venture. Third quarter 2018 results of A&T Stainless were negatively impacted by these tariffs.

ATI has a 50% interest in the industrial titanium joint venture known as Uniti LLC (Uniti), with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income/(loss) was $0.5 million and $2.3 million for the three and nine months ended September 30, 2018, respectively, and $(0.1) million and $0.1 million for the three and nine months ended September 30, 2017, respectively, which is included in the FRP segment’s operating results, and within other income, net, in the three and nine months ended September 30, 2018 on the consolidated statements of operations. This equity income is classified in cost of sales for the three and nine months ended September 30, 2017 on the consolidated statements of operations.
Note 6. Debt
Debt at September 30, 2018 and December 31, 2017 was as follows (in millions):

	September 30, 2018	December 31, 2017
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	287.5
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Term Loan due 2022	100.0	100.0
U.S. revolving credit facility	—	—
Foreign credit facilities	10.0	6.3
Other	15.5	10.0
Debt issuance costs	(11.1)	(13.1)
Total debt	1,551.9	1,540.7
Short-term debt and current portion of long-term debt	16.6	10.1
Total long-term debt	$1,535.3	$1,530.6

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
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40.0 million. The Company was in compliance with the fixed charge coverage ratio covenant at September 30, 2018. Additionally, the

Company must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 5.95% Senior Notes due 2021 are paid in full or refinanced. As of September 30, 2018, there were no outstanding borrowings under the revolving portion of the ABL facility, and $35.1 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first nine months of 2018 and 2017 were $56 million and $46 million, respectively, bearing an average annual interest rate of 3.651% and 3.276%, respectively.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2018, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 12 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 12% of a single year’s estimated nickel raw material purchase requirements.
At September 30, 2018, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At September 30, 2018, the Company hedged approximately 35% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2018, approximately 35% for 2019, and approximately 30% for 2020.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. At September 30, 2018, the Company held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 16 million euros with maturity dates through May 2019. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. In July 2018, the Company entered into a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 5.44% fixed interest rate.  The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The swap matures in January 2021.
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

(In millions) Asset derivatives	Balance sheet location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.3	$—
Natural gas contacts	Prepaid expenses and other current assets	0.3	0.1
Nickel and other raw material contracts	Prepaid expenses and other current assets	4.3	10.5
Interest rate swap	Other assets	0.1	—
Natural gas contracts	Other assets	0.1	0.3
Nickel and other raw material contracts	Other assets	2.7	5.5
Total derivatives designated as hedging instruments		7.8	16.4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.3	0.1
Total derivatives not designated as hedging instruments		0.3	0.1
Total asset derivatives		$8.1	$16.5
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Accrued liabilities	$0.2	$—
Natural gas contracts	Accrued liabilities	0.2	0.9
Nickel and other raw material contracts	Accrued liabilities	2.9	2.1
Natural gas contracts	Other long-term liabilities	0.4	0.3
Nickel and other raw material contracts	Other long-term liabilities	1.0	2.2
Total derivatives designated as hedging instruments		4.7	5.5
Total liability derivatives		$4.7	$5.5
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of September 30, 2018. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances effecting results of operations or other comprehensive income, when applicable (see Note 14 for further explanation).
Assuming market prices remain constant with those at September 30, 2018, a pre-tax gain of $1.6 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2018 and 2017 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended September 30,		Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Nickel and other raw material contracts	$(8.0)	$5.6	$1.7	$(0.9)
Natural gas contracts	(0.1)	—	—	(0.7)
Foreign exchange contracts	0.2	0.1	0.4	2.4
Interest rate swap	(0.2)	—	(0.1)	—
Total	$(8.1)	$5.7	$2.0	$0.8

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Nickel and other raw material contracts	$1.3	$1.2	$7.9	$(2.5)
Natural gas contracts	0.1	(2.1)	(0.4)	(2.8)
Foreign exchange contracts	0.7	(0.1)	0.4	7.5
Interest rate swap	(0.2)	—	(0.1)	—
Total	$1.9	$(1.0)	$7.8	$2.2

(a)
The gains (losses) reclassified from accumulated OCI into income related to the derivatives, with the exception of the interest rate swap, are presented in cost of sales in the same period or periods in which the hedged item affects earnings. The gains (losses) reclassified from accumulated OCI into income on the interest rate swap are presented in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings.

The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
The Company has 10 million euro notional value outstanding as of September 30, 2018 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2019. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended September 30,		Nine months ended September 30,
Derivatives Not Designated as Hedging Instruments	2018	2017	2018	2017
Foreign exchange contracts	$—	$(0.1)	$0.1	$(0.7)
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows.
Note 8. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2018 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$153.5	$153.5	$153.5	$—
Derivative financial instruments:
Assets	8.1	8.1	—	8.1
Liabilities	4.7	4.7	—	4.7
Debt (a)	1,563.0	1,945.8	1,820.3	125.5
The estimated fair value of financial instruments at December 31, 2017 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$141.6	$141.6	$141.6	$—
Derivative financial instruments:
Assets	16.5	16.5	—	16.5
Liabilities	5.5	5.5	—	5.5
Debt (a)	1,553.8	1,853.2	1,736.9	116.3

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
Note 9. Retirement Benefits
The Company has defined contribution retirement plans or defined benefit pension plans covering substantially all employees. Company contributions to defined contribution retirement plans are generally based on a percentage of eligible pay or based on hours worked. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code (IRC).
The Company also sponsors several postretirement plans covering certain collectively-bargained salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. In most retiree health care plans, Company contributions towards premiums are capped based on the cost as of a certain date, thereby creating a defined contribution.
For the three month periods ended September 30, 2018 and 2017, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Service cost - benefits earned during the year	$4.1	$3.5	$0.6	$0.6
Interest cost on benefits earned in prior years	26.2	29.2	3.2	3.7
Expected return on plan assets	(39.5)	(36.7)	—	—
Amortization of prior service cost (credit)	0.1	0.3	(0.8)	(0.7)
Amortization of net actuarial loss	16.5	15.6	2.7	2.2
Total retirement benefit expense	$7.4	$11.9	$5.7	$5.8

For the nine month periods ended September 30, 2018 and 2017, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost - benefits earned during the year	$12.4	$10.5	$1.8	$1.8
Interest cost on benefits earned in prior years	78.5	87.6	9.5	11.0
Expected return on plan assets	(118.5)	(110.1)	—	—
Amortization of prior service cost (credit)	0.3	0.9	(2.2)	(2.1)
Amortization of net actuarial loss	49.5	46.9	8.0	6.7
Curtailment loss	0.4	—	—	—
Total retirement benefit expense	$22.6	$35.8	$17.1	$17.4

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
Note 10. Income Taxes
The Company maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets due to a three year cumulative loss condition, which limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. Results in both 2018 and 2017 include impacts from income taxes that differ from applicable standard tax rates, primarily related to income tax valuation allowances. Third quarter 2018 results included a provision for income taxes of $6.9 million, or 11.0% of income before income taxes, primarily related to income taxes on non-U.S. operations. The overall income tax provision for the third quarter 2018 includes discrete adjustments of $0.9 million of tax expense resulting from tax expense related to uncertain tax positions, impact of change in tax rates and tax calculations for entities excluded from the annual effective tax rate. The third quarter 2017 benefit for income taxes was $1.9 million, which included $0.3 million of discrete tax benefits.

The Company continues to account for impacts of the Tax Cuts and Jobs Act (Tax Act) as estimated amounts, pending further information and analysis, which includes final tax return filings, analysis of foreign earnings and profits (E&P), and interpretive Internal Revenue Service (IRS) guidance. The Company estimated the impact of the Tax Act as part of the 2017 year-end financial statements. Additional IRS guidance and IRC elections have been published, which have aided in refining the initial estimate related to the tax on the mandatory repatriation of foreign earnings, otherwise known as the “transition tax”. The transition tax is a tax on certain previously untaxed accumulated and current E&P of the Company’s foreign subsidiaries. The Company was able to reasonably estimate the transition tax and recorded an initial provisional transition tax liability of $0 as of December 31, 2017. The initial estimate was approximately $100 million of federal taxable income on the mandatory deemed repatriation of foreign E&P, for which the Company planned to utilize a portion of its federal net operating loss (NOL) deferred tax asset to fully offset the estimated transition tax liability of $35 million. On the basis of revised E&P computations that were calculated during the second quarter of 2018, as well as further IRS guidance issued during this 2018 period, the Company recognized an additional measurement-period adjustment of $5.9 million related to the transition tax liability, with a corresponding adjustment of $5.9 million to income tax expense during the nine months ended September 30, 2018. This was based on the Company’s updated untaxed foreign E&P estimate of $97.5 million, resulting in a transition tax liability of $34.1 million. The Company’s current strategy is to make an election to not utilize NOLs to offset the transition tax liability, and instead utilize available tax credits of $28.2 million, resulting in a remaining transition tax liability of $5.9 million. Due to final regulations not being issued, the accounting for this item is not yet complete. The Company expects to complete the accounting within the prescribed one-year measurement period from the Tax Act enactment date. The transition tax liability is payable over eight years under the IRC, and the first installment payment of $0.5 million was paid in April 2018.
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
Discrete tax benefits of $5.8 million were recognized in the first nine months of 2018 relating to valuation allowance releases resulting from the acceptance of net operating loss carryback claims and amendments of historical tax returns due to changes in estimated tax credit utilization resulting from recently-issued IRS guidance.
For the nine months of 2018, the provision for income taxes was $16.8 million, or 8.1%, compared to a benefit for income taxes of $2.0 million, for the comparable 2017 period. The first nine months of 2018 included discrete tax expense of $0.9 million, while the comparable 2017 period included discrete tax benefits of $7.0 million, largely for the effects of amending tax returns for prior periods in certain domestic jurisdictions.
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total sales:
High Performance Materials & Components	$615.2	$526.3	$1,806.3	$1,593.3
Flat Rolled Products	452.5	372.3	1,330.9	1,118.5
	1,067.7	898.6	3,137.2	2,711.8
Intersegment sales:
High Performance Materials & Components	29.7	13.4	68.2	43.6
Flat Rolled Products	17.8	16.1	60.3	53.0
	47.5	29.5	128.5	96.6
Sales to external customers:
High Performance Materials & Components	585.5	512.9	1,738.1	1,549.7
Flat Rolled Products	434.7	356.2	1,270.6	1,065.5
	$1,020.2	$869.1	$3,008.7	$2,615.2

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating profit:
High Performance Materials & Components	$76.0	$61.7	$259.4	$180.6
Flat Rolled Products	29.5	(7.3)	66.5	14.6
Total operating profit	105.5	54.4	325.9	195.2
LIFO and net realizable value reserves	—	(0.1)	—	(0.2)
Corporate expenses	(14.8)	(14.8)	(40.9)	(36.9)
Closed operations and other expenses	(3.4)	(12.2)	(16.6)	(28.4)
Impairment of goodwill	—	(114.4)	—	(114.4)
Gain on joint venture deconsolidation (See Note 5)	—	—	15.9	—
Interest expense, net	(24.8)	(34.2)	(75.8)	(102.2)
Income before income taxes	$62.5	$(121.3)	$208.5	$(86.9)

Closed operations and other expenses were lower in the third quarter of 2018, compared to the prior year period, primarily due to lower carrying costs for closed facilities, mainly related to property taxes and insurance expenses for the Rowley, UT and Midland, PA locations, compared to the prior year period. On a year to date basis, closed operations and other expenses were lower in 2018 primary due to foreign currency remeasurement gains compared to remeasurement losses in 2017 from the Company’s European Treasury Center operation as well as lower carrying costs for closed facilities. The reduction in interest expense compared to the prior year period is due to the redemption of the Company’s previously outstanding 9.375% Senior Notes due 2019 in the fourth quarter of 2017.

During the third quarter of 2017, the Company recorded a $114.4 million goodwill impairment charge to write-off all the goodwill assigned to ATI Cast Products, a titanium investment casting business in the HPMC segment. This goodwill impairment charge was excluded from 2017 HPMC business segment results.

On July 12, 2018, the Company acquired the assets of Addaero Manufacturing (Addaero) for $10 million of cash consideration. Addaero is a leader in metal alloy-based additive manufacturing for the aerospace and defense industries, located in New Britain, CT. Management expects the acquisition to expand the Company’s capabilities to provide comprehensive customer solutions ranging from the design of parts for additive manufacturing to the production of ready-to-install components. The acquisition of Addaero is another building block in the strategy to enhance ATI’s full specialty materials capabilities to provide end customers with finished products. This business is reported as part of the HPMC segment from the date of the acquisition. The purchase price allocation includes a $2.0 million technology intangible asset and goodwill of $6.0 million, which is deductible for tax purposes. The final allocation of the purchase price was completed in the third quarter of 2018.

Note 12. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three months ended		Nine months ended
(In millions, except per share amounts)	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Numerator for basic income (loss) per common share –
Net income (loss) attributable to ATI	$50.5	$(121.2)	$181.3	$(93.6)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	3.2	—	9.6	—
Numerator for diluted income (loss) per common share –
Net income (loss) attributable to ATI after assumed conversions	$53.7	$(121.2)	$190.9	$(93.6)
Denominator:
Denominator for basic net income (loss) per common share – weighted average shares	125.2	107.7	125.1	107.7
Effect of dilutive securities:
Share-based compensation	0.9	—	0.7	—
4.75% Convertible Senior Notes due 2022	19.9	—	19.9	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	146.0	107.7	145.7	107.7
Basic net income (loss) attributable to ATI per common share	$0.40	$(1.12)	$1.45	$(0.87)
Diluted net income (loss) attributable to ATI per common share	$0.37	$(1.12)	$1.31	$(0.87)
Common stock that would be issuable upon the assumed conversion of the 4.75% Convertible Senior Notes due 2022 and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three and nine month periods ended September 30, 2018. There were 20.9 million and 20.7 million anti-dilutive shares for the three and nine month periods ended September 30, 2017, respectively.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1.1	$6.8	$145.6	$—	$153.5
Accounts receivable, net	—	156.4	431.9	—	588.3
Intercompany notes receivable	—	—	3,913.5	(3,913.5)	—
Short-term contract assets	—	—	51.6	—	51.6
Inventories, net	—	238.6	1,001.2	—	1,239.8
Prepaid expenses and other current assets	14.7	38.4	36.1	—	89.2
Total current assets	15.8	440.2	5,579.9	(3,913.5)	2,122.4
Property, plant and equipment, net	0.7	1,551.6	920.3	—	2,472.6
Goodwill	—	—	536.4	—	536.4
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,131.9	37.7	—	(6,169.6)	—
Other assets	34.1	40.5	183.0	—	257.6
Total assets	$6,182.5	$2,070.0	$7,419.6	$(10,283.1)	$5,389.0
Liabilities and stockholders’ equity:
Accounts payable	$4.6	$153.4	$258.1	$—	$416.1
Accrued liabilities	37.3	68.8	122.6	—	228.7
Intercompany notes payable	2,144.5	1,769.0	—	(3,913.5)	—
Short-term contract liabilities	—	30.7	38.5	—	69.2
Short-term debt and current portion of long-term debt	0.2	0.8	15.6	—	16.6
Total current liabilities	2,186.6	2,022.7	434.8	(3,913.5)	730.6
Long-term debt	1,277.5	152.0	105.8	—	1,535.3
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	243.8	57.3	—	301.1
Pension liabilities	602.0	3.9	46.8	—	652.7
Deferred income taxes	12.1	—	—	—	12.1
Long-term contract liabilities	—	—	7.3	—	7.3
Other long-term liabilities	21.1	17.5	28.1	—	66.7
Total liabilities	4,099.3	2,639.9	680.1	(4,113.5)	3,305.8
Total stockholders’ equity (deficit)	2,083.2	(569.9)	6,739.5	(6,169.6)	2,083.2
Total liabilities and stockholders’ equity	$6,182.5	$2,070.0	$7,419.6	$(10,283.1)	$5,389.0

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended September 30, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$357.4	$662.8	$—	$1,020.2
Cost of sales	3.7	316.3	539.8	—	859.8
Gross profit (loss)	(3.7)	41.1	123.0	—	160.4
Selling and administrative expenses	24.9	7.3	33.3	—	65.5
Operating income (loss)	(28.6)	33.8	89.7	—	94.9
Nonoperating retirement benefit expense	(3.1)	(4.9)	(0.4)	—	(8.4)
Interest income (expense), net	(34.9)	(29.5)	39.6	—	(24.8)
Other income (loss) including equity in income of unconsolidated subsidiaries	129.1	0.4	(0.1)	(128.6)	0.8
Income (loss) before income tax provision (benefit)	62.5	(0.2)	128.8	(128.6)	62.5
Income tax provision (benefit)	6.9	1.4	21.2	(22.6)	6.9
Net income (loss)	55.6	(1.6)	107.6	(106.0)	55.6
Less: Net income attributable to noncontrolling interests	—	—	5.1	—	5.1
Net income (loss) attributable to ATI	$55.6	$(1.6)	$102.5	$(106.0)	$50.5
Comprehensive income (loss) attributable to ATI	$46.9	$0.9	$97.9	$(94.9)	$50.8

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,047.0	$1,961.7	$—	$3,008.7
Cost of sales	11.7	962.8	1,551.5	—	2,526.0
Gross profit (loss)	(11.7)	84.2	410.2	—	482.7
Selling and administrative expenses	73.0	25.2	97.1	—	195.3
Operating income (loss)	(84.7)	59.0	313.1	—	287.4
Nonoperating retirement benefit expense	(9.7)	(14.6)	(1.2)	—	(25.5)
Interest income (expense), net	(102.1)	(83.3)	109.6	—	(75.8)
Other income (loss) including equity in income of unconsolidated subsidiaries	405.0	19.5	0.6	(402.7)	22.4
Income (loss) before income tax provision (benefit)	208.5	(19.4)	422.1	(402.7)	208.5
Income tax provision (benefit)	16.8	(2.9)	66.3	(63.4)	16.8
Net income (loss)	191.7	(16.5)	355.8	(339.3)	191.7
Less: Net income attributable to noncontrolling interests	—	—	10.4	—	10.4
Net income (loss) attributable to ATI	$191.7	$(16.5)	$345.4	$(339.3)	$181.3
Comprehensive income (loss) attributable to ATI	$223.0	$(9.3)	$334.7	$(330.6)	$217.8

Condensed Statements of Cash Flows
For the nine months ended September 30, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(102.9)	$(126.7)	$361.2	$(15.0)	$116.6
Investing Activities:
Purchases of property, plant and equipment	(1.4)	(19.2)	(80.7)	—	(101.3)
Net receipts/(payments) on intercompany activity	—	—	(236.0)	236.0	—
Purchases of businesses	—	—	(10.0)	—	(10.0)
Asset disposals and other	0.8	1.3	0.1	—	2.2
Cash flows provided by (used in) investing activities	(0.6)	(17.9)	(326.6)	236.0	(109.1)
Financing Activities:
Borrowings on long-term debt	—	—	7.1	—	7.1
Payments on long-term debt and capital leases	(0.2)	(0.6)	(3.8)	—	(4.6)
Net borrowings under credit facilities	—	—	4.0	—	4.0
Net receipts/(payments) on intercompany activity	109.2	126.8	—	(236.0)	—
Dividends paid to stockholders	—	—	(15.0)	15.0	—
Dividends paid to noncontrolling interests	—	—	(10.0)	—	(10.0)
Sales to noncontrolling interests	—	11.7	2.7	—	14.4
Shares repurchased for income tax withholding on share-based compensation and other	(6.5)	—	—	—	(6.5)
Cash flows provided by (used in) financing activities	102.5	137.9	(15.0)	(221.0)	4.4
Increase (decrease) in cash and cash equivalents	$(1.0)	$(6.7)	$19.6	$—	$11.9

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended September 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$287.9	$581.2	$—	$869.1
Cost of sales	3.4	279.3	481.1	—	763.8
Gross profit (loss)	(3.4)	8.6	100.1	—	105.3
Selling and administrative expenses	24.8	8.4	31.4	—	64.6
Impairment of goodwill	—	—	114.4	—	114.4
Operating income (loss)	(28.2)	0.2	(45.7)	—	(73.7)
Nonoperating retirement benefit expense	(8.0)	(4.7)	(0.9)	—	(13.6)
Interest income (expense), net	(40.1)	(22.9)	28.8	—	(34.2)
Other income (loss) including equity in income of unconsolidated subsidiaries	(45.0)	0.3	(0.1)	45.0	0.2
Income (loss) before income tax provision (benefit)	(121.3)	(27.1)	(17.9)	45.0	(121.3)
Income tax provision (benefit)	(1.9)	(8.6)	28.3	(19.7)	(1.9)
Net income (loss)	(119.4)	(18.5)	(46.2)	64.7	(119.4)
Less: Net income attributable to noncontrolling interests	—	—	1.8	—	1.8
Net income (loss) attributable to ATI	$(119.4)	$(18.5)	$(48.0)	$64.7	$(121.2)
Comprehensive income (loss) attributable to ATI	$(63.5)	$(15.5)	$(28.5)	$37.2	$(70.3)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$866.3	$1,748.9	$—	$2,615.2
Cost of sales	12.5	809.0	1,439.3	—	2,260.8
Gross profit (loss)	(12.5)	57.3	309.6	—	354.4
Selling and administrative expenses	66.8	26.5	94.2	—	187.5
Impairment of goodwill	—	—	114.4	—	114.4
Operating income (loss)	(79.3)	30.8	101.0	—	52.5
Nonoperating retirement benefit expense	(24.2)	(14.0)	(2.7)	—	(40.9)
Interest income (expense), net	(118.4)	(66.6)	82.8	—	(102.2)
Other income (loss) including equity in income of unconsolidated subsidiaries	135.0	1.1	2.6	(135.0)	3.7
Income (loss) before income tax provision (benefit)	(86.9)	(48.7)	183.7	(135.0)	(86.9)
Income tax provision (benefit)	(2.0)	(16.3)	97.4	(81.1)	(2.0)
Net income (loss)	(84.9)	(32.4)	86.3	(53.9)	(84.9)
Less: Net income attributable to noncontrolling interests	—	—	8.7	—	8.7
Net income (loss) attributable to ATI	$(84.9)	$(32.4)	$77.6	$(53.9)	$(93.6)
Comprehensive income (loss) attributable to ATI	$(0.3)	$(27.1)	$109.9	$(98.7)	$(16.2)

Condensed Statements of Cash Flows
For the nine months ended September 30, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(84.2)	$(83.1)	$113.5	$—	$(53.8)
Investing Activities:
Purchases of property, plant and equipment	(0.5)	(27.4)	(57.4)	—	(85.3)
Net receipts/(payments) on intercompany activity	—	—	(205.1)	205.1	—
Asset disposals and other	—	0.1	3.1	—	3.2
Cash flows provided by (used in) investing activities	(0.5)	(27.3)	(259.4)	205.1	(82.1)
Financing Activities:
Borrowings on long-term debt	—	—	8.5	—	8.5
Payments on long-term debt and capital leases	(0.3)	(0.2)	(1.4)	—	(1.9)
Net borrowings under credit facilities	—	—	28.0	—	28.0
Debt issuance costs	—	—	(0.8)	—	(0.8)
Net receipts/(payments) on intercompany activity	89.6	115.5	—	(205.1)	—
Sale to noncontrolling interests	—	—	2.2	—	2.2
Shares repurchased for income tax withholding on share-based compensation	(4.8)	—	—	—	(4.8)
Cash flows provided by (used in) financing activities	84.5	115.3	36.5	(205.1)	31.2
Increase (decrease) in cash and cash equivalents	$(0.2)	$4.9	$(109.4)	$—	$(104.7)

Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended September 30, 2018 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2018		$(926.2)		$(59.9)		$—		$13.2		$(18.7)	$(991.6)
OCI before reclassifications		—		(4.8)		—		(8.1)		—	(12.9)
Amounts reclassified from AOCI	(a)	14.0	(b)	—	(b)	—	(c)	(2.0)	(d)	1.2	13.2
Net current-period OCI		14.0		(4.8)		—		(10.1)		1.2	0.3
Balance, September 30, 2018		$(912.2)		$(64.7)		$—		$3.1		$(17.5)	$(991.3)
Attributable to noncontrolling interests:
Balance, June 30, 2018		$—		$21.1		$—		$—		$—	$21.1
OCI before reclassifications		—		(9.0)		—		—		—	(9.0)
Amounts reclassified from AOCI		—	(b)	—		—		—		—	—
Net current-period OCI		—		(9.0)		—		—		—	(9.0)
Balance, September 30, 2018		$—		$12.1		$—		$—		$—	$12.1
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2018 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2017		$(954.5)		$(53.5)		$—		$9.0		$(28.8)	$(1,027.8)
OCI before reclassifications		—		(11.2)		—		1.9		—	(9.3)
Amounts reclassified from AOCI	(a)	42.3	(b)	—	(b)	—	(c)	(7.8)	(d)	11.3	45.8
Net current-period OCI		42.3		(11.2)		—		(5.9)		11.3	36.5
Balance, September 30, 2018		$(912.2)		$(64.7)		$—		$3.1		$(17.5)	$(991.3)
Attributable to noncontrolling interests:
Balance, December 31, 2017		$—		$17.3		$—		$—		$—	$17.3
OCI before reclassifications		—		(5.2)		—		—		—	(5.2)
Amounts reclassified from AOCI		—	(b)	—		—		—		—	—
Net current-period OCI		—		(5.2)		—		—		—	(5.2)
Balance, September 30, 2018		$—		$12.1		$—		$—		$—	$12.1

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 7).

(d)	Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended September 30, 2017 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, June 30, 2017		$(943.5)		$(72.4)		$—		$(5.7)	$(45.6)	$(1,067.2)
OCI before reclassifications		—		19.2		—		5.7	—	24.9
Amounts reclassified from AOCI	(a)	10.5	(b)	—	(b)	—	(c)	(0.8)	16.3	26.0
Net current-period OCI		10.5		19.2		—		4.9	16.3	50.9
Balance, September 30, 2017		$(933.0)		$(53.2)		$—		$(0.8)	$(29.3)	$(1,016.3)
Attributable to noncontrolling interests:
Balance, June 30, 2017		$—		$11.9		$—		$—	$—	$11.9
OCI before reclassifications		—		5.0		—		—	—	5.0
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		5.0		—		—	—	$5.0
Balance, September 30, 2017		$—		$16.9		$—		$—	$—	$16.9
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2017 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2016		$(965.5)		$(85.0)		$—		$2.4	$(45.6)	$(1,093.7)
OCI before reclassifications		—		31.8		—		(1.0)	—	30.8
Amounts reclassified from AOCI	(a)	32.5	(b)	—	(b)	—	(c)	(2.2)	16.3	46.6
Net current-period OCI		32.5		31.8		—		(3.2)	16.3	77.4
Balance, September 30, 2017		$(933.0)		$(53.2)		$—		$(0.8)	$(29.3)	$(1,016.3)
Attributable to noncontrolling interests:
Balance, December 31, 2016		$—		$9.7		$—		$—	$—	$9.7
OCI before reclassifications		—		7.2		—		—	—	7.2
Amounts reclassified from AOCI		—	(b)	—		—		—	—	—
Net current-period OCI		—		7.2		—		—	—	$7.2
Balance, September 30, 2017		$—		$16.9		$—		$—	$—	$16.9

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to the effective portion of the derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 7).
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

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2018 and 2017 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.7	$0.4	$1.9	$1.2	(a)
Actuarial losses	(19.2)	(17.8)	(57.5)	(53.6)	(a)
	(18.5)	(17.4)	(55.6)	(52.4)	(c)	Total before tax
	(4.5)	(6.9)	(13.3)	(19.9)		Tax provision (benefit) (d)
	$(14.0)	$(10.5)	$(42.3)	$(32.5)		Net of tax
Derivatives
Nickel and other raw material contracts	$2.2	$(1.5)	$10.4	$(4.0)	(b)
Natural gas contracts	—	(1.1)	(0.5)	(4.5)	(b)
Foreign exchange contracts	0.5	3.8	0.5	12.0	(b)
Interest rate swap	(0.1)	—	(0.1)	—	(b)
	2.6	1.2	10.3	3.5	(c)	Total before tax
	0.6	0.4	2.5	1.3		Tax provision (benefit) (d)
	$2.0	$0.8	$7.8	$2.2		Net of tax

(a)	Amounts are reported in nonoperating retirement benefit expense (see Note 9).

(b)
Amounts related to derivatives, with the exception of the interest rate swap are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the interest rate swap are included in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings (see Note 7).

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
At September 30, 2018, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $9 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $11 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $1 million for owned or controlled sites at which Company operations have been discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s consolidated results of operations for that period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, which together represent approximately 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the oil & gas, electrical energy, medical, and automotive markets. In aggregate, these key markets represent about 80% of our revenue. ATI is a market leader in manufacturing differentiated products that require our unique manufacturing and precision machining capabilities as well as our innovative new product development competence. Our capabilities range from alloy development to final production of highly engineered finished components. We are a leader in producing powders for use in next-generation jet engine forgings and 3D-printed aerospace products.
ATI reported third quarter 2018 sales of $1.02 billion and income before tax of $62.5 million, compared to sales of $869.1 million and a loss before tax of $121.3 million for the third quarter 2017. Our gross profit was $160.4 million, or 15.7% of sales, a $55.1 million improvement compared to the third quarter 2017, reflecting the benefits of our growing position on next-generation commercial aerospace programs. Results for the third quarter 2017 include a pre-tax non-cash goodwill impairment charge of $114.4 million ($113.6 million after-tax, or $1.05 per share) for ATI Cast Products, our titanium investment casting business in the High Performance Materials & Components (HPMC) segment. Gross profit and operating profit now reflect required accounting changes to classify the non-service cost components of retirement benefit expense as nonoperating expenses. Prior period results were restated for this required reporting change, which did not affect pre-tax or net-of-tax results, or how ATI calculates business segment operating profit. Net income attributable to ATI was $50.5 million, or $0.37 per share, in the third quarter 2018 compared to a net loss attributable to ATI of $121.2 million, or $(1.12) per share, for the third quarter 2017. Results in both 2018 and 2017 include impacts from income taxes that differ from applicable standard tax rates, primarily related to the income tax valuation allowance.
We operate in two business segments, HPMC and Flat Rolled Products (FRP). Compared to the third quarter 2017, sales increased 14% in the HPMC segment and 22% in the FRP segment. Sales to the commercial aerospace market, which represented 65% of third quarter 2018 HPMC sales, were 18% higher than the third quarter 2017, including a 21% increase in commercial airframe product sales and a 16% increase in sales to the commercial jet engine market. In addition, HPMC third quarter sales included higher demand in the construction and mining and medical markets, which improved 36% and 6%, respectively, versus the prior year period. The increase in sales in the FRP segment was due to 26% higher sales of high-value products, primarily nickel-based and specialty alloys, and 13% higher sales of standard products.
Results for the first nine months of 2018 included sales of $3.01 billion and income before tax of $208.5 million, compared to sales of $2.62 billion and a loss before tax of $86.9 million for the first nine months of 2017. Our gross profit for the first nine months of 2018 was $482.7 million, or 16.0% of sales, a $128.3 million improvement compared to the first nine months of

2017. Results for 2018 include a $15.9 million pre-tax gain on the sale of a 50% noncontrolling interest and subsequent deconsolidation of the Allegheny & Tsingshan Stainless (A&T Stainless) joint venture in March 2018. ATI’s 2017 results include the third quarter’s $114.4 million pre-tax goodwill impairment charge. Net income attributable to ATI was $181.3 million, or $1.31 per share, in the first nine months of 2018, compared to a net loss attributable to ATI of $93.6 million, or $(0.87) per share, for the first nine months of 2017.
Compared to the first nine months of 2017, sales for the first nine months of 2018 increased 12% in the HPMC business segment and 19% in the FRP business segment. HPMC sales reflect stronger demand for forged components and nickel-based and specialty alloys mill products. FRP’s sales compared to the prior year period include stronger shipments of high-value products, primarily for nickel-based and specialty alloys.
ATI’s sales to the aerospace & defense markets increased 17%, to $499.2 million in the third quarter 2018, compared to the third quarter 2017. HPMC sales of next-generation jet engine products, which represented 48% of total third quarter 2018 HPMC jet engine product sales, increased 42% compared to the third quarter 2017. The HPMC segment typically experiences modest seasonal weakness in the third quarter of each fiscal year due to many European customers, particularly in the aerospace supply chain, taking plant outages during this summer period. ATI also typically performs corresponding annual preventative maintenance outages at several facilities during this same period.
Demand from the global aerospace & defense, oil & gas, electrical energy, automotive and medical markets represented 81% of our sales for the three months ended September 30, 2018 and 78% for the three months ended September 30, 2017. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2018 and 2017 were as follows:

	Three months ended		Three months ended
Markets	September 30, 2018		September 30, 2017
Aerospace & Defense	$499.2	49%	$427.7	49%
Oil & Gas	128.2	13%	98.4	11%
Automotive	85.0	8%	61.7	7%
Electrical Energy	59.9	6%	48.5	6%
Medical	47.9	5%	44.5	5%
Subtotal - Key Markets	820.2	81%	680.8	78%
Food Equipment & Appliances	58.8	6%	54.5	6%
Construction/Mining	58.4	6%	48.3	6%
Electronics/Computers/Communication	41.3	3%	42.3	5%
Other	41.5	4%	43.2	5%
Total	$1,020.2	100%	$869.1	100%

	Nine months ended		Nine months ended
Markets	September 30, 2018		September 30, 2017
Aerospace & Defense	$1,443.6	48%	$1,280.5	49%
Oil & Gas	413.5	14%	289.7	11%
Automotive	244.5	8%	206.4	8%
Electrical Energy	180.3	6%	144.2	6%
Medical	142.8	5%	142.7	5%
Subtotal - Key Markets	2,424.7	81%	2,063.5	79%
Food Equipment & Appliances	181.3	6%	168.9	6%
Construction/Mining	169.9	6%	144.6	6%
Electronics/Computers/Communication	109.7	3%	108.2	4%
Other	123.1	4%	130.0	5%
Total	$3,008.7	100%	$2,615.2	100%

For the third quarter 2018, international sales increased 14% to $413 million and represented 40% of total sales, compared to $363 million, or 42% of total sales, for the third quarter 2017. For the first nine months of 2018, international sales increased 20% to $1.27 billion and represented 42% of total sales, compared to $1.06 billion, or 41% of total sales, for the first nine months of 2017. ATI’s international sales are mostly to the aerospace, oil & gas, electrical energy, automotive and medical markets.
Sales of our high-value products represented 84% of total sales, the majority of which were consumed by our aerospace & defense customers, for the three and nine months ended September 30, 2018. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
High-Value Products
Nickel-based alloys and specialty alloys	30%	28%	30%	27%
Precision forgings, castings and components	18%	19%	20%	19%
Titanium and titanium-based alloys	16%	17%	15%	17%
Precision and engineered strip	14%	14%	14%	14%
Zirconium and related alloys	6%	6%	5%	6%
Total High-Value Products	84%	84%	84%	83%
Standard Products
Stainless steel sheet	9%	9%	9%	9%
Specialty stainless sheet	4%	4%	4%	4%
Stainless steel plate and other	3%	3%	3%	4%
Total Standard Products	16%	16%	16%	17%
Grand Total	100%	100%	100%	100%
Segment operating profit for the third quarter 2018 was $105.5 million, or 10.3% of sales, compared to the third quarter 2017 segment operating profit of $54.4 million, or 6.3% of sales. For the first nine months of 2018, segment operating profit was $325.9 million, or 10.8% of sales, compared to segment operating profit of $195.2 million, or 7.5% of sales, for the first nine months of 2017. Segment operating profit as a percentage of sales by business segment for the three and nine month periods ended September 30, 2018 and 2017 was:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
High Performance Materials & Components	13.0%	12.0%	14.9%	11.7%
Flat Rolled Products	6.8%	(2.0)%	5.2%	1.4%
On March 1, 2018, we announced the formation of the A&T Stainless joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. The A&T Stainless operations include ATI’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provides hot-rolling conversion services to A&T Stainless using the FRP segment’s Hot-Rolling and Processing Facility (HRPF). Tsingshan purchased its 50% joint venture interest for $17.5 million, of which $12.0 million was received in the first nine months of 2018. As a result of this sale of a 50% non-controlling interest and the subsequent deconsolidation of the A&T Stainless entity, we recognized a $15.9 million pre-tax gain in the first quarter of 2018, which is reported in other income, net, on the consolidated statement of operations for the nine months ended September 30, 2018 and excluded from FRP segment results.
In the HPMC segment, we expect continued year-over-year revenue and operating profit growth in the fourth quarter 2018 resulting from ongoing aerospace market demand growth and improved asset utilization. We reiterate our guidance for a full year 2018 segment operating profit margin improvement of approximately 300 basis points compared to 2017. We remain confident in our customers’ elevated order patterns due to increasing jet engine build rates over the next several years. Our focus is on strong operational execution and on meeting our aerospace customer’s production requirements regardless of aircraft build rate.

In the FRP segment, significant price declines in several key raw materials are expected to result in weaker fourth quarter 2018 results due to the short-term mismatch between input costs and the surcharge index pricing mechanism. We anticipate our U.S. Operations to remain profitable in the fourth quarter despite these higher input costs. Even with these short-term headwinds, we continue to expect a 2018 year-over-year operating margin improvement of 150 to 300 basis points driven by continued strong end-market demand, ongoing growth of our differentiated product sales, and the benefits from improved HRPF utilization.
Year-over-year cost inflation in many raw materials used to manufacture our products is likely to represent a moderate LIFO expense headwind in the fourth quarter of 2018 which would be greater than, and not fully offset by, our remaining net realizable value (NRV) inventory reserves.
Cash generation from operations remains a key focus, and we intend to carefully balance our working capital and other cash needs with the pace of our capital expenditures. We expect strong fourth quarter 2018 cash generation, and expect to end 2018 with zero borrowings under our ABL revolving credit facility.
Business Segment Results
High Performance Materials & Components Segment
Third quarter 2018 sales increased 14.2% to $585.5 million compared to the third quarter 2017, primarily due to stronger demand for nickel-based and specialty alloy products, forgings and components. Demand in the aerospace & defense markets continues to drive HPMC results as sales to these markets represented 76% of third quarter segment sales: 46% commercial jet engine, 19% commercial airframe, and 11% government aero/defense. Sales to the commercial aerospace market, which represented 65% of third quarter 2018 sales, were 18% higher than the prior year, including a 21% increase in commercial airframe product sales and a 16% increase in sales to the commercial jet engine market. Next-generation jet engine products, which represent 48% of HPMC jet engine product sales, increased 42% compared to the prior year. Construction and mining market sales were 36% higher, and medical market sales were 6% higher from prior year.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2018 and 2017 is as follows:

	Three months ended		Three months ended
Markets	September 30, 2018		September 30, 2017
Aerospace & Defense:
Commercial Jet Engines	$270.1	46%	$232.4	45%
Commercial Airframes	112.1	19%	93.0	18%
Government Aerospace & Defense	64.3	11%	64.1	13%
Total Aerospace & Defense	446.5	76%	389.5	76%
Medical	44.3	8%	41.8	8%
Electrical Energy	30.9	5%	30.4	6%
Construction/Mining	18.5	3%	13.5	3%
Oil & Gas	17.9	3%	14.3	3%
Other	27.4	5%	23.4	4%
Total	$585.5	100%	$512.9	100%

International sales represented 46% of total segment sales for the third quarter 2018. Third quarter 2018 reflects higher sales of specialty alloy products and components. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2018 and 2017, is as follows:

	Three months ended September 30,
	2018	2017
High-Value Products
Precision forgings, castings and components	33%	33%
Nickel-based alloys and specialty alloys	32%	30%
Titanium and titanium-based alloys	25%	26%
Zirconium and related alloys	10%	11%
Total High-Value Products	100%	100%
Segment operating profit in the third quarter 2018 increased to $76.0 million, or 13.0% of total sales, compared to $61.7 million, or 12.0% of total sales, for the third quarter 2017. This operating profit improvement reflects higher productivity from increasing aerospace and defense sales, and an improved product mix of next-generation nickel alloys and forgings for the aero engine market. Prior year results included $2 million of start-up costs for our nickel-based powder alloys facility in North Carolina.
For the nine months ended September 30, 2018, segment sales increased 12.2% to $1.74 billion, compared to the first nine months of 2017, primarily due to 22% higher sales of forged and cast components and 15% higher sales of nickel-based and specialty alloy products. Demand in the aerospace & defense markets continues to drive HPMC results as sales to the commercial aerospace market were 15% higher than the first nine months of 2017. Construction and mining market sales were 46% higher, and electrical energy market sales were 21% higher both from a low prior-year base, while sales to the medical market were 2% lower primarily due to increased competition in MRI end uses.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2018 and 2017 is as follows:

	Nine months ended		Nine months ended
Markets	September 30, 2018		September 30, 2017
Aerospace & Defense:
Commercial Jet Engines	$813.0	47%	$686.1	44%
Commercial Airframes	307.4	17%	290.4	19%
Government Aerospace & Defense	191.3	11%	193.2	13%
Total Aerospace & Defense	1,311.7	75%	1,169.7	76%
Medical	131.5	8%	134.2	9%
Electrical Energy	101.9	6%	84.1	5%
Construction/Mining	55.1	3%	37.6	2%
Oil & Gas	51.4	3%	49.7	3%
Other	86.5	5%	74.4	5%
Total	$1,738.1	100%	$1,549.7	100%

International sales represented 48% of total segment sales for the first nine months of 2018. Comparative information for the HPMC segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2018 and 2017, is as follows:

	Nine months ended September 30,
	2018	2017
High-Value Products
Precision forgings, castings and components	35%	32%
Nickel-based alloys and specialty alloys	31%	30%
Titanium and titanium-based alloys	24%	27%
Zirconium and related alloys	10%	11%
Total High-Value Products	100%	100%
Segment operating profit in the first nine months of 2018 increased to $259.4 million, or 14.9% of total sales, compared to $180.6 million, or 11.7% of total sales, for the first nine months of 2017. This operating profit improvement reflects higher productivity from increasing aerospace and defense sales, and an improved product mix of next-generation nickel alloys and forgings for the aero engine market. Prior year results included $6 million of start-up costs for our nickel-based powder alloys facility in North Carolina.
Flat Rolled Products Segment
Third quarter 2018 sales increased 22% compared to the third quarter 2017, to $434.7 million, due to 26% higher sales of high-value products, primarily nickel-based and specialty alloys and Precision Rolled strip products. Sales of standard products were 13% higher, compared to the third quarter 2017. Sales to the oil & gas and automotive markets increased 31% and 40%, respectively, versus the prior year period. Third quarter 2018 FRP segment titanium shipments, including Uniti joint venture conversion, were 1.6 million pounds, a 43% increase compared to the third quarter 2017, reflecting stronger project-based demand from industrial titanium markets.
Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2018 and 2017 is as follows:

	Three months ended		Three months ended
Markets	September 30, 2018		September 30, 2017
Oil & Gas	$110.3	25%	$84.1	23%
Automotive	83.0	19%	59.3	17%
Food Equipment & Appliances	58.6	14%	54.3	15%
Aerospace & Defense	52.7	12%	38.2	11%
Electronics/Computers/Communication	40.3	9%	41.2	12%
Construction/Mining	39.9	9%	34.8	10%
Electrical Energy	29.0	7%	18.1	5%
Other	20.9	5%	26.2	7%
Total	$434.7	100%	$356.2	100%
International sales represented 33% of total segment sales for the third quarter 2018. Third quarter 2018 reflects higher sales of high-value products largely due to demand for nickel-based and specialty alloys for large oil & gas projects, as well as higher selling prices including both raw material surcharges and improved base pricing.

Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2018 and 2017, is as follows:

	Three months ended September 30,
	2018	2017
High-Value Products
Precision and engineered strip	34%	34%
Nickel-based alloys and specialty alloys	29%	27%
Titanium and titanium-based alloys	3%	3%
Total High-Value Products	66%	64%
Standard Products
Stainless steel sheet	20%	20%
Specialty stainless sheet	9%	11%
Stainless steel plate	5%	5%
Total Standard Products	34%	36%
Grand Total	100%	100%
Segment operating profit was $29.5 million, or 6.8% of sales, for the third quarter 2018, compared to a segment operating loss of $7.3 million, or (2.0)% of sales, for the third quarter 2017. Compared to 2017, results in 2018 included a better matching of raw material surcharges with changes in prices for nickel, ferrochrome and other metallics, and improved cost absorption through higher operating rates. Results also benefited from continued strong market demand and ongoing improvements in asset utilization.
We continue to make progress toward our FRP segment goal of capital efficient asset utilization improvements as evidenced by our recently announced agreement to provide carbon steel hot-rolling conversion services for NLMK USA at our world-class HRPF. Slab shipments to ATI will begin in October 2018 and increase to anticipated levels in first quarter 2019.
In late March 2018, ATI filed for an exclusion from the recently enacted Section 232 tariffs on behalf of the A&T Stainless JV, which imports semi-finished stainless slab products from Indonesia. In the absence of an exclusion, these slabs will be subject to the 25% tariff recently levied on all stainless steel products imported into the United States. We continue to work within the U.S. Commerce Department’s Section 232 tariff exclusion request process to secure an exclusion on behalf of the A&T Stainless joint venture. Third quarter 2018 results of A&T Stainless were negatively impacted by these tariffs.
Comparative shipment volume and average selling price information of the segment’s products for the three months ended September 30, 2018 and 2017 is provided in the following table:

	Three months ended September 30,		%
	2018	2017	Change
Volume (000’s pounds):
High-Value	87,994	83,637	5%
Standard	96,211	115,907	(17)%
Total	184,205	199,544	(8)%
Average prices (per lb.):
High-Value	$3.22	$2.69	20%
Standard	$1.53	$1.13	35%
Combined Average	$2.34	$1.78	31%
For the first nine months of 2018, sales increased 19.2% compared to the first nine months of 2017, to $1.27 billion, due to higher sales of high-value products, primarily nickel-based and specialty alloys and Precision Rolled strip products. Sales to the oil & gas market increased 51% versus the prior year period, which was primarily due to large international pipeline projects. The first nine months of 2018 FRP segment titanium shipments, including Uniti joint venture conversion, were 5.0 million pounds, a 24% increase compared to the first nine months of 2017, reflecting stronger project-based demand from industrial titanium markets.

Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2018 and 2017 is as follows:

	Nine months ended		Nine months ended
Markets	September 30, 2018		September 30, 2017
Oil & Gas	$362.1	29%	$240.0	22%
Automotive	237.1	19%	200.0	19%
Food Equipment & Appliances	181.0	14%	167.9	16%
Aerospace & Defense	131.9	10%	110.8	10%
Construction/Mining	114.8	9%	107.0	10%
Electronics/Computers/Communication	105.0	8%	104.7	10%
Electrical Energy	78.4	6%	60.1	6%
Other	60.3	5%	75.0	7%
Total	$1,270.6	100%	$1,065.5	100%
International sales represented 34% of total segment sales for the first nine months of 2018. Comparative information for the FRP products segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2018 and 2017, is as follows:

	Nine months ended September 30,
	2018	2017
High-Value Products
Precision and engineered strip	32%	34%
Nickel-based alloys and specialty alloys	29%	23%
Titanium and titanium-based alloys	5%	4%
Total High-Value Products	66%	61%
Standard Products
Stainless steel sheet	20%	22%
Specialty stainless sheet	10%	12%
Stainless steel plate	4%	5%
Total Standard Products	34%	39%
Grand Total	100%	100%
Segment operating profit was $66.5 million, or 5.2% of sales, for the first nine months of 2018, compared to a segment operating profit of $14.6 million, or 1.4% of sales, for the first nine months of 2017. Compared to 2017, results in 2018 included a better matching of raw material surcharges with changes in prices for nickel, ferrochrome and other metallics and improved cost absorption through higher operating rates. Results also benefited from continued strong market demand and ongoing improvements in asset utilization. FRP results for 2018 included approximately $8 million of negative impacts from required accounting changes on retirement benefit cost capitalization in inventory, as well as reduced benefits of foreign currency hedges. Prior year results also reflect $6 million of higher raw material surcharge benefits related primarily to a change in the ferrochrome surcharge calculation.

Comparative shipment volume and average selling price information of the segment’s products for the nine months ended September 30, 2018 and 2017 is provided in the following table:

	Nine months ended September 30,		%
	2018	2017	Change
Volume (000’s pounds):
High-Value	256,601	233,059	10%
Standard	310,466	345,569	(10)%
Total	567,067	578,628	(2)%
Average prices (per lb.):
High-Value	$3.22	$2.76	17%
Standard	$1.40	$1.20	17%
Combined Average	$2.22	$1.83	21%
Corporate Items

There was no net effect of changes in last-in, first-out (LIFO) and net realizable value (NRV) inventory reserves for the third quarter and nine months ended September 30, 2018. For the third quarter and first nine months of 2018, LIFO inventory valuation reserve charges of $2.0 million and $29.5 million, respectively, were offset by reductions of the same magnitude in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the third quarter and first nine months of 2017, LIFO inventory valuation reserve charges of $33.3 million and $51.5 million, respectively, were offset by $33.2 million and $51.3 million, respectively in reductions in NRV inventory reserves.
Corporate expenses for the third quarters of both 2018 and 2017 were $14.8 million. For the nine months ended September 30, 2018, corporate expenses were $40.9 million, increasing from $36.9 million for the nine months ended September 30, 2017. This increase was primarily due to higher incentive compensation expense based on estimates of attaining performance measures. In addition, higher start-up research and development costs of our meltless titanium alloy powder joint venture with GE Aviation in 2018 were partially offset by higher benefits in 2018 related to company-owned life insurance policies.
Closed operations and other expenses for the third quarter 2018 decreased to $3.4 million, compared to $12.2 million for the third quarter 2017, primarily due to lower carrying costs for closed facilities, mainly related to property taxes and insurance expense for Rowley, UT and Midland, PA locations. For the nine months ended September 30, 2018, closed company and other expenses decreased to $16.6 million, compared to $28.4 million for the comparable period, largely due to foreign currency remeasurement gains in 2018 compared to remeasurement losses in 2017 from the Company’s European Treasury Center operation, partially offset by higher environmental expenses at closed and formerly-owned operations. The year-to-date 2018 period also benefited from lower carrying costs from closed facilities.
On March 1, 2018, we announced the formation of A&T Stainless, in which ATI has a 50% ownership interest. Our joint venture partner purchased its 50% joint venture interest during the first quarter of 2018, and as a result of this sale and the subsequent deconsolidation of the A&T Stainless entity, we recognized a $15.9 million gain in the first quarter of 2018. This gain is reported in other income, net, on the consolidated statement of operations for the nine months ended September 30, 2018 and excluded from FRP segment results.

During the third quarter of 2017, we recorded a $114.4 million goodwill impairment charge to write-off all the goodwill assigned to ATI Cast Products, our titanium investment casting business in the HPMC segment. This goodwill impairment charge was excluded from 2017 HPMC business segment results.
Interest expense, net of interest income, in the third quarter 2018 was $24.8 million, compared to net interest expense of $34.2 million in the third quarter 2017. On a year-to-date basis, net interest expense was $75.8 million for the first nine months of 2018 compared to $102.2 million for the first nine months of 2017. These decreases are primarily due to the redemption of our 9.375% Senior Notes due 2019 in the fourth quarter of 2017. Capitalized interest reduced interest expense by $1.4 million in the third quarter 2018 and $0.4 million in the third quarter 2017. For the nine months ended September 30, 2018 and 2017, capitalized interest was $3.5 million and $1.9 million, respectively.

Income Taxes
ATI maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets due to a three year cumulative loss condition, which limits the ability to consider other positive subjective evidence, such as projections of future results, to assess the realizability of deferred tax assets. Results in both 2018 and 2017 include impacts from income taxes that differ from applicable standard tax rates, primarily related to income tax valuation allowances. Third quarter 2018 results included a provision for income taxes of $6.9 million, or 11.0% of income before income taxes, primarily related to income taxes on non-U.S. operations. The overall income tax provision for the third quarter 2018 includes discrete adjustments of $0.9 million of tax expense resulting from tax expense related to uncertain tax positions, impact of change in tax rates and tax calculations for entities excluded from the annual effective tax rate. The third quarter 2017 benefit for income taxes was $1.9 million, which included $0.3 million of discrete tax benefits.
We continue to account for impacts of the Tax Cuts and Jobs Act (Tax Act) as estimated amounts, pending further information and analysis, which includes final tax return filings, analysis of foreign earnings and profits, and interpretive Internal Revenue Service (IRS) guidance. We estimated the impact of the Tax Act as part of the 2017 year-end financial statements. Additional IRS guidance and Internal Revenue Code (IRC) elections have been published, which have aided in refining the initial estimate related to the tax on the mandatory repatriation of foreign earnings, otherwise known as the “transition tax”. As of December 31, 2017, our initial estimate was approximately $100 million of federal taxable income on the mandatory repatriation of foreign earnings (foreign earnings inclusion), for which we planned to utilize a portion of our federal net operating loss (NOL) deferred tax asset to fully offset the estimated transition tax liability of $35 million. As of September 30, 2018, our updated foreign earnings inclusion estimate is $97.5 million, resulting in a transition tax liability of $34.1 million. We currently expect to opt out of utilizing NOLs to offset the transition tax liability, and instead utilize available tax credits of $28.2 million. The remaining transition tax liability of $5.9 million was recognized as a discrete charge in the income tax provision in the second quarter of 2018 based on updated IRS guidance, our evaluation of various tax assets, and the expected IRC election to utilize tax credits to meet a portion of the transition tax. The transition tax liability is payable over eight years under the IRC, and the first installment payment of $0.5 million was paid in April 2018.
The adoption of this strategy would preserve $97.5 million federal NOL tax attributes that we expect to be able to utilize to offset future taxable income, while using tax credits that would potentially expire due to utilization limitations. The overall impact on our deferred tax assets as of December 31, 2017 is zero due to the net valuation allowance position. Due to final regulations not being issued, the accounting for this item is not yet complete. We expect to complete the accounting within the prescribed one-year measurement period from the Tax Act enactment date.
Discrete tax benefits of $5.8 million were recognized in the first nine months of 2018 relating to valuation allowance releases resulting from the acceptance of net operating loss carryback claims and amendments of historical tax returns due to changes in estimated tax credit utilization resulting from recently-issued IRS guidance.
For the nine months of 2018, the provision for income taxes was $16.8 million, or 8.1%, compared to a benefit for income taxes of $2.0 million, for the comparable 2017 period. The first nine months of 2018 included discrete tax expense of $0.9 million, while the comparable 2017 period included discrete tax benefits of $7.0 million, largely for the effects of amending tax returns for prior periods in certain domestic jurisdictions.
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
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40.0 million. We were in compliance with the fixed charge coverage ratio covenant at September 30, 2018. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 5.95% Senior Notes due 2021 are paid in full or refinanced. As of September 30, 2018, there were no of outstanding borrowings under the revolving portion of the ABL facility, and $35.1 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the first nine months of 2018 and 2017 were $56 million and $46 million, respectively, bearing an average annual interest rate of 3.65% and 3.276%, respectively.
At September 30, 2018, we had $154 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $360 million. We do not expect to pay any significant U.S. federal or state income taxes in the next few years due to net operating loss carryforwards.
Our fiscal year 2018 funding requirements to the ATI Pension Plan, our U.S. qualified defined benefit pension plan, are approximately $40 million, of which $15 million was contributed through September 30, 2018, and we currently expect to have average annual funding requirements of approximately $100 million to the ATI Pension Plan for the next few fiscal years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
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
Cash Flow and Working Capital
For the nine months ended September 30, 2018, cash provided by operations was $116.6 million, despite a $99.4 million use from higher managed working capital balances to support higher demand. In addition, cash used in operations in the first nine months of 2018 includes $22.1 million in short-term advances for our funding of the A&T Stainless joint venture during its production ramp-up and a $15.3 million cash contribution to the ATI Pension Plan made in July 2018. The cash used in operations of $53.8 million for the nine months ended September 30, 2017 included a $135.0 million contribution to the ATI Pension Plan in March 2017.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. With the adoption of the new revenue recognition accounting standard in 2018, we now include short-term contract assets and liabilities in the calculation of managed working capital. In 2017 and prior periods, portions of contract assets and liabilities were included in managed working capital. Prior managed working capital calculations were not revised for this accounting change. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At September 30, 2018, managed working capital decreased to 36.4% of annualized total ATI sales compared to 38.1% of annualized sales at December 31, 2017, as revenue growth continued. The $99.4 million increase in managed working capital at September 30, 2018 from December 31, 2017 resulted from a $43.3 million increase in accounts receivable, $51.6 million in short-term contract assets, a $69.7 million increase in inventory, and a $4.0 million decrease in accounts payable, partially offset by $69.2 million in short-term contract liabilities. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by 11% as of September 30, 2018 compared to year end 2017. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained fairly consistent at September 30, 2018 compared to year end 2017.

The components of managed working capital at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
(In millions)	2018	2017
Accounts receivable	$588.3	$545.3
Short-term contract assets	51.6	—
Inventory	1,239.8	1,176.1
Accounts payable	(416.1)	(420.1)
Short-term contract liabilities	(69.2)	—
Subtotal	1,394.4	1,301.3
Allowance for doubtful accounts	6.2	5.9
Adjustment from current cost to LIFO cost basis	(1.7)	(43.1)
Inventory valuation reserves	86.1	121.5
Managed working capital	$1,485.0	$1,385.6
Annualized prior 3 months sales	$4,080.8	$3,639.5
Managed working capital as a % of annualized sales	36.4%	38.1%
Change in managed working capital from December 31, 2017	$99.4
Cash used in investing activities was $109.1 million in the first nine months of 2017, with $101.3 million for capital expenditures and $10.0 million for the Addaero acquisition. The 2018 capital expenditures include initial down payments for the previously announced HPMC iso-thermal press and heat-treating expansions, as well as significant expenditures on our STAL joint venture’s expansion in China, which was placed in service in the third quarter 2018. The STAL joint venture expansion has been funded entirely through joint venture cash and operations. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $4.4 million and consisted primarily of $2.7 million for the sale of noncontrolling interest related to Next Gen Alloys, and $12.0 million for the first two installments from our joint venture partner of the $17.5 million purchase price for its 50% joint venture interest in A&T Stainless. These were partially offset by $10.0 million in dividend payments to the 40% noncontrolling interest in our STAL joint venture.
At September 30, 2018, cash and cash equivalents on hand totaled $153.5 million, an increase of $11.9 million from year end 2017. Cash and cash equivalents held by our foreign subsidiaries was $61.0 million at September 30, 2018, of which $30.0 million was held by STAL.
Debt
Total debt outstanding increased $9.2 million to $1,563.0 million at September 30, 2018 compared to December 31, 2017.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 41.6% at September 30, 2018, compared to 44.8% at December 31, 2017. The net debt to total capitalization was determined as follows:

(In millions)	September 30, 2018	December 31, 2017
Total debt (a)	$1,563.0	$1,553.8
Less: Cash	(153.5)	(141.6)
Net debt	$1,409.5	$1,412.2
Total ATI stockholders’ equity	1,980.2	1,739.4
Net ATI total capital	$3,389.7	$3,151.6
Net debt to ATI total capital	41.6%	44.8%

Total debt to total capitalization of 44.1% at September 30, 2018 decreased from 47.2% at December 31, 2017.
Total debt to total capitalization was determined as follows:

(In millions)	September 30, 2018	December 31, 2017
Total debt (a)	$1,563.0	$1,553.8
Total ATI stockholders’ equity	1,980.2	1,739.4
Total ATI capital	$3,543.2	$3,293.2
Total debt to total ATI capital	44.1%	47.2%

(a)	Excludes debt issuance costs.
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
Critical Accounting Policies
Inventory
At September 30, 2018, we had net inventory of $1,239.8 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the nine months ended September 30, 2018 and 2017, the LIFO inventory valuation method resulted in cost of sales that were $29.5 million and $51.5 million higher, respectively, than would have been recognized under the FIFO methodology to value our inventory.

Due primarily to persistent raw material deflation in prior years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting NRV inventory reserve, if any, is recognized in the period that the need for the reserve is identified. Our NRV reserves were $47.5 million at December 31, 2017 and $6.2 million at September 30, 2018. If our third quarter 2018 projection of the annual LIFO inventory valuation remains unchanged, we would recognize another $9.8 million of LIFO expense in the fourth quarter of 2018, which would be partially offset by the reversal of the remaining $6.2 million of NRV reserves.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2018	2017
LIFO benefit (charge)	$(29.5)	$(51.5)
NRV benefit (charge)	29.5	51.3
Net cost of sales impact	$—	$(0.2)
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At September 30, 2018, we had $536.4 million of goodwill on our consolidated balance sheet, an increase of $5.0 million from December 31, 2017 due to $6.0 from the Addaero acquisition partially offset by foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at September 30, 2018.

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
Since 2015, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in 2015 and 2016 for certain U.S. Federal and state deferred tax assets. In 2017 and 2018, ATI continued to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $17.5 million of valuation allowances on amounts recorded in other comprehensive income as of September 30, 2018.
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
On December 22, 2017, the U.S. government enacted the Tax Act. We estimated the impact of the Tax Act as part of the 2017 year-end financial statements. We continue to account for impacts of Tax Act as estimated amounts, pending further information and analysis, which includes final tax return filings, analysis of foreign earnings and profits, and interpretive IRS guidance. Additional IRS guidance and IRC elections have been published, which have aided in refining the initial estimate related to the tax on the mandatory repatriation of foreign earnings, otherwise known as the “transition tax”. As of December 31, 2017, our initial estimate was approximately $100 million of federal taxable income on the mandatory repatriation of foreign earnings (foreign earnings inclusion), for which we planned to utilize a portion of our federal net operating loss (NOL) deferred tax asset to fully offset the estimated transition tax liability of $35 million. As of September 30, 2018, our updated foreign earnings inclusion estimate is $97.5 million, resulting in a transition tax liability of $34.1 million. We currently expect to opt out of utilizing NOLs to offset the transition tax liability, and instead utilize available tax credits of $28.2 million. The remaining transition tax liability of $5.9 million was recognized as a discrete charge in the income tax provision for the second quarter of 2018 based on updated IRS guidance, our evaluation of various tax assets, and the expected IRC election to utilize tax credits to meet a portion of the transition tax. The transition tax liability is payable over eight years under the IRC, and the first installment payment of $0.5 million was paid in April 2018. The overall impact on our deferred tax assets as of December 31, 2017 is zero due to the net valuation allowance position. Due to final regulations not being issued, the accounting for this item is not yet complete. We expect to complete the accounting within the prescribed one-year measurement period from the Tax Act enactment date.
Retirement Benefits

In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. Based on current market conditions, discount rates are above the rates in effect at the year-end 2017 remeasurement date, when a 3.85% discount rate was used for valuing pension liabilities. The estimated effect at the year-end 2017 valuation date of an increase in the discount rate by 0.50% would decrease pension liabilities by approximately $150 million. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are deferred and amortized over future periods in accordance with accounting standards.

For ERISA (Employee Retirement Income Security Act of 1974, as amended) funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using an IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Our fiscal year 2018 funding requirements to the ATI Pension are approximately $40 million, of which $15 million was contributed through September 30, 2018, and we currently expect have annual average funding requirements of approximately $100 million to the ATI Pension Plan for the next few fiscal years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. In July 2018, we entered into a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 5.44% fixed interest rate.  The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The swap matures in January 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At September 30, 2018, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $0.1 million, comprised of $0.1 million in other long-term assets and $0.2 million in accrued liabilities.
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
At September 30, 2018, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 35% of our forecasted domestic requirements for natural gas for the remainder of 2018, approximately 35% for 2019 and approximately 30% for 2020 are hedged. The net mark-to-market valuation of these outstanding natural gas hedges at September 30, 2018 was an unrealized pre-tax loss of $0.2 million, comprised of $0.3 million in prepaid expense and other current assets, $0.1 million in other long-term assets, $0.2 million in accrued liabilities and $0.4 million in other long-term liabilities. For the three months ended September 30, 2018, natural gas hedging activity had no impact on cost of sales.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2018, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 12 million pounds of nickel with hedge dates through 2021. The aggregate notional amount hedged is approximately 12% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2018, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $3.1 million, comprised of $4.3 million in prepaid expense and other current assets, $2.7 million in other long-term assets, $2.9 million in accrued liabilities and $1.0 million in other long-term liabilities on the balance sheet.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. At September 30, 2018, we held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 16 million euros with maturity dates through May 2019. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 10 million euro notional value outstanding as of September 30, 2018 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2019.
At September 30, 2018, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $0.6 million, all of which was in prepaid expense and other current assets on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2017, and addressed in Note 15 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

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
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	October 31, 2018	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	October 31, 2018	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)