Form 10-K
period 2018-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2019-02-28
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
On February 8, 2019, the Registrant had outstanding 125,684,396 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2018 was approximately $3.2 billion, based on the closing price per share of Common Stock on June 29, 2018 of $25.12 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2019 are incorporated by reference into Part III of this Report.

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
Our Business
ATI’s strategic vision is to be an aligned and integrated specialty materials and components company. Our strategies target the products and global growth markets that require and value ATI’s technical and manufacturing capabilities. Our largest markets are aerospace & defense, representing approximately 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the oil & gas, medical, electrical energy and automotive markets. ATI is a market leader in manufacturing differentiated products that require our unique manufacturing and precision machining capabilities as well as our innovative new product development competence. Our capabilities range from alloy development to final production of highly engineered finished components, as well as producing powders used in next-generation jet engine forgings and 3D-printed aerospace products.
We operate in two business segments: High Performance Materials & Components (HPMC), and Flat Rolled Products (FRP). Over 75% of 2018 HPMC business segment sales were to the aerospace & defense markets, and nearly half of HPMC’s total sales are products for commercial jet engines. Increasing demand for commercial aerospace products has been the main source of sales and segment operating profit growth for HPMC over the last few years, and is expected to continue to drive HPMC and overall ATI results for the next several years due to the ongoing expansion in production of next generation jet engines and airplanes. Other major HPMC end markets include medical, oil & gas, electrical energy, and construction & mining. HPMC produces a wide range of high performance materials and components, including advanced metallic powder alloys, made from titanium and titanium-based alloys, nickel-based alloys and superalloys, and a variety of other specialty materials. These materials are made in a variety of product forms that include precision forgings, castings, machined parts, 3D-printed parts and others.
Our FRP segment serves a diverse group of end markets, with the oil & gas market, including chemical and hydrocarbon processing, and the automotive market collectively representing over 45% of 2018 sales. Other major end markets for FRP include aerospace & defense, food equipment and appliances, construction & mining, electronics, communication equipment and computers. FRP produces nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, and stainless steel in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products.
Strategic end use markets for our products include:
Aerospace & Defense. We are a world leader in the production of specialty materials and components for both commercial and military jet engines and airframes supporting customer needs for initial build requirements and for spare parts. Through alloy development, internal growth efforts, and long-term supply agreements on current and next-generation jet engines and airframes, we are well positioned with a fully qualified asset base to meet the expected multi-year demand growth from the commercial aerospace market.
Typical aerospace applications for nickel-based alloys and superalloys and advanced metallic powders include jet engine shafts, discs, blades, vanes, rings and casings. Nickel-based alloys and superalloys remain extremely strong at high temperatures and resist degradation under extreme conditions. The next generation jet engines use advanced nickel-based superalloys and metallic powder alloys due to increased fuel efficiency requirements that require hotter-burning engines. Our specialty materials are also used in the manufacture of aircraft landing gear and structural components.
We are a global industry leader in isothermal and hot-die forging technologies for advanced aerospace components. Capital investments for our fourth iso-thermal press and heat-treating capacity expansion at our Iso-Thermal Forging Center of Excellence in Cudahy, WI began in 2018 and will continue through 2019. We produce highly sophisticated components that have differing mechanical properties across a single product unit and are highly-resistant to fatigue and temperature effects. Our precision forgings are used for jet engine components, structural components for aircraft, helicopters, launch vehicles, and other demanding applications. ATI provides a full range of post-production inspection and machining with the certified quality needed to meet demanding application requirements.  ATI has the technology, equipment, and know-how to cast titanium parts in some of the largest and most complex sizes and shapes currently being manufactured for aerospace applications, and our advanced manufacturing capabilities offer OEMs the freedom to design components with intricate geometries, cored passageways, cast-in features, and sculpted surfaces.
Products and components made from titanium and titanium-based alloys, such as jet engine components including blades, vanes, discs, and casings, and airframe components such as structural members, landing gears, hydraulic systems, and fasteners, are critical in aerospace applications. These materials and components possess an extraordinary combination of properties that help to increase jet engine fuel efficiency and product longevity, including superior strength-to-weight ratio, elevated temperature resistance, low coefficient of thermal expansion, and extreme corrosion resistance.
Our specialty materials and components for government aerospace and defense applications include naval nuclear products, military jet engines, fixed wing and rotorcraft products, and armor applications. We expect to increase our sales in government defense applications in future years, and in 2017 announced a long-term supply agreement with General Dynamics Land Systems for titanium-based armor plate products for both U.S. and U.K. military ground defense vehicles that utilize a range of ATI’s manufacturing assets involving both the HMPC and FRP segments.
We continuously seek to develop and manufacture innovative new alloys to better serve the needs of the aerospace & defense markets. For example, ATI 718Plus® nickel-based superalloy, Rene 65 near-powder superalloy, and our powder alloys have won significant share in the current and next-generation jet engines. ATI’s metallic powder technology delivers alloy compositions and refined microstructures that offer increased performance and longer useful lives in high-temperature aerospace environments as well as improving the efficiency of jet engines. Our metallic powder products deliver the most uniform grain structure achievable in near-net shapes. We continue to increase our production capacity for advanced metallic powders for use in next-generation aerospace products, including additive manufacturing applications. In 2018, we acquired the assets of Addaero Manufacturing, a leader in metal alloy-based additive manufacturing, to expand ATI’s capabilities to provide comprehensive customer solutions ranging from the design of parts for additive manufacturing to the production of ready-to-install components. Our nickel-based powder alloy expansion in North Carolina was completed in 2017 and achieved initial commercial qualifications in early 2018. In 2018, capital investments were made for a titanium powder expansion located on the same site.
Oil & Gas. The environments in which oil & gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and high temperature conditions in sour wells and unconventional sources, such as shale oil & gas, and oil sands. These challenging offshore environments are located further off the continental shelf, including locations in arctic and tropical waters more difficult than previously-sourced locations. They are often more than one mile below the water’s surface, and up to two miles below the ocean floor. We enable our customer’s success in these applications by developing and producing specialty materials for equipment that can operate for up to 30 years in these harsh environments.
Both of our business segments produce specialty materials that are critical to the oil & gas industry. Our specialty materials, including nickel-based alloys, stainless and duplex alloys, and other specialty alloys, have the strength and corrosion-resistant properties necessary to meet these challenging operating conditions. Several of our strip, plate and cast products meet NORSOK qualification standards, which are developed by the Norwegian petroleum industry and are intended to identify materials used in oil and gas applications that are safe and cost-effective.
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
Manufacturers of magnetic resonance imaging (MRI) devices rely on our niobium superconducting wire to help produce electromagnetic fields that allow physicians to safely scan the body’s soft tissue. We recently announced that we entered into a joint technology development agreement with Bruker Energy & Supercon Technologies, to advance state-of-the-art niobium-based superconductors, including those used in MRI magnets for the medical industry, and preclinical MRI magnets used in the life-science tools industry.
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
Business Segments
Our two business segments accounted for the following percentages of total revenues of $4.05 billion, $3.53 billion, and $3.13 billion for the years ended December 31, 2018, 2017, and 2016, respectively.

	2018	2017	2016
High Performance Materials & Components	58%	59%	62%
Flat Rolled Products	42%	41%	38%
Information with respect to our business segments is presented below and in Note 16 of the notes to the consolidated financial statements.
High Performance Materials & Components Segment
Our HPMC segment produces a wide range of high performance specialty materials, parts and components for several major end markets, including aerospace & defense, medical, electrical energy, and oil & gas. 76% of the HPMC segment’s 2018 revenues were derived from the aerospace & defense markets. Demand for our products is driven primarily by the commercial aerospace cycle. Large aircraft and jet engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S. (an Airbus Group company) including the former operations of Bombardier Aerospace, and Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes, and GE Aviation (a division of General Electric Company), Rolls-Royce plc, Pratt & Whitney (a division of United Technologies Corporation), Snecma (SAFRAN Group), and various joint ventures that manufacture jet engines. These companies, and their suppliers, form a substantial part of our customer base in this business segment. The loss of one or more of our customers in the aerospace & defense markets could have a material adverse effect on ATI’s results of operations and financial condition.
Our products are manufactured from a wide range of advanced materials including metallic powder alloys, made from titanium and titanium-based alloys, nickel-based alloys and superalloys, and a variety of other specialty materials. These materials are made into a variety of product forms that include precision forgings, castings, machined parts and others. We are integrated across these alloy systems in melt, forging, finishing, investment casting, and machining processes. Most of the products in this segment are sold directly to end-use customers, and a significant portion of our HPMC segment products are sold under multi-year agreements.
Principal competitors in the HPMC segment include: Berkshire Hathaway Inc., for nickel-based alloys and superalloys and specialty steel alloys, titanium and titanium-based alloys, precision forgings and investment castings through its ownership of Precision Castparts Corporation and subsidiaries; Arconic Inc., for titanium and titanium-based alloys and precision forgings through its ownership of RTI International Metals, Inc. and Firth Rixson; Carpenter Technology Corporation for nickel-based alloys and superalloys and specialty steel alloys; VSMPO-AVISMA for titanium and titanium-based alloys; and Aubert & Duval for precision forgings.

Flat Rolled Products Segment
Our FRP segment produces nickel-based alloys, specialty alloys, titanium and titanium-based alloys, and stainless steel in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip® products. The major end markets for our flat-rolled products are oil & gas, automotive, aerospace & defense, food processing equipment and appliances, construction & mining, electronics, communication equipment and computers. The operations in this segment include ATI Flat Rolled Products and the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), in which we hold a 60% interest. Segment results also include our 50% interest in the industrial titanium joint venture known as Uniti LLC and our 50% interest in Allegheny & Tsingshan Stainless (A&T Stainless).
Nickel-based alloys, titanium, and stainless steel sheet products are used in a wide variety of industrial and consumer applications. In 2018, approximately 75% of our stainless sheet products by volume were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
Engineered strip and Precision Rolled Strip products, which are under 0.015 inches thick, are used by customers to fabricate a variety of products primarily in the automotive, construction, and electronics markets. In 2018, approximately 90% of these products by volume were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers. In 2018, we completed the construction of our third Precision Rolled Strip manufacturing facility at our STAL joint venture in China.
Nickel-based alloy, titanium, and stainless steel plate products are primarily used in aerospace, defense, and corrosion and industrial markets. In 2018, approximately 60% of our plate products by volume were sold to independent service centers, with the remainder sold directly to end-use customers.
Competition in the Flat Rolled Products segment includes domestic stainless steel competitors North American Stainless, Outokumpu Stainless USA, LLC, and AK Steel Corporation, as well as imports from numerous foreign producers, including Aperam, based in Europe. Competitors for nickel-based alloys and superalloys and specialty steel alloys include Haynes International and VDM Metals GmbH.
In 2018, we took important steps toward improving the capacity utilization of our HRPF, most notably with the A&T Stainless joint venture to manufacture 60” wide stainless sheet, as well as the agreement for carbon steel hot-rolling conversion services with NLMK USA, which is expected to ramp up throughout 2019. In late March 2018, ATI filed for an exclusion from the recently enacted Section 232 tariffs on behalf of the A&T Stainless joint venture. In the absence of an exclusion, these slabs are subject to the 25% tariff levied on all stainless steel products imported into the United States. We continue to work within the U.S. Commerce Department’s Section 232 tariff exclusion request process to secure an exclusion on behalf of the A&T Stainless joint venture.
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
Additionally, in February 2016, ATI and the three domestic stainless steel competitors filed antidumping and countervailing duty petitions concurrently with the U.S. Department of Commerce and the U.S International Trade Commission, charging that unfairly traded imports of stainless steel sheet and strip from the People’s Republic of China are causing material injury to the domestic stainless steel industry. In February 2017, the U.S. Department of Commerce issued its final determinations, calculating antidumping duties ranging from 64% and 77% percent and countervailing duties ranging from 76% and 191%. These duties are generally applied in combination. The U.S. International Trade Commission reached a unanimous affirmative determination in early March 2017. The antidumping duties and subsidy margins, which have remained unchanged since the Commerce Department published the unfair trade orders in April 2017, are expected to act as a significant deterrent to the illegal dumping of Chinese government-subsidized imports of stainless steel sheet and strip into the U.S. market. We continue to monitor imports from foreign producers for appropriate action.

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
In 2016, we indefinitely idled our Rowley, UT titanium sponge production facility. Over the last several years, significant global capacity has been added to produce titanium sponge, which is a key raw material used to produce ATI’s titanium products. As a result, titanium sponge, including aerospace quality sponge, can be purchased from qualified global producers under long-term supply agreements at prices below ATI’s production costs at its Rowley, UT facility. ATI has entered into long-term cost competitive supply agreements with several producers of premium-grade and standard-grade titanium sponge. The lower cost titanium sponge purchased under these supply agreements replaces the titanium sponge produced at the Rowley facility.
Other raw materials, such as nickel, cobalt, and ferrochromium, are available to us and our specialty materials industry competitors primarily from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which could disrupt supplies or affect the price of these materials.
We purchase our nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium raw materials are primarily purchased from the United States and China. Cobalt is purchased primarily from producers in Canada. More than 80% of the world’s reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. Niobium is purchased principally from producers in Brazil, and our titanium sponge comes from sources in Japan and Kazakhstan.
Certain key supplies used in melting and other processing operations, such as graphite electrodes and industrial gases including helium and argon, are from time-to-time limited in availability and may be subject to significant price inflation. We enter into long-term supply contracts where possible to ensure an adequate supply of these items, however overall industry shortages may impact our operations and scheduling.
Export Sales and Foreign Operations
International sales represented approximately 42% of our total annual sales in 2018 and 2016, and 41% of our total sales in 2017. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 32% of our total sales in 2018, and 31% of our total sales in 2017 and 2016. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives at various locations throughout the world. We believe that at least 50% of ATI’s 2018 sales were driven by global markets when we consider exports of our customers.
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
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $2.2 billion at December 31, 2018 and $2.1 billion at December 31, 2017. We expect that approximately 85% of confirmed orders on hand at December 31, 2018 will be filled during the year ending December 31, 2019. Our HPMC’s segment backlog of confirmed orders was approximately $2.0 billion at December 31, 2018 and $1.9 billion at December 31, 2017. We expect that approximately 85% of the confirmed orders on hand at December 31, 2018 for this segment will be filled during the year ending December 31, 2019. Our FRP’s segment backlog of confirmed orders was approximately $0.2 billion at December 31, 2018 and 2017. We expect that all of the confirmed orders on hand at December 31, 2018 for this segment will be filled during the year ending December 31, 2019.

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
Research, Development and Technical Services
We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the long-term profitable growth potential of our businesses. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for the years ended December 31, 2018, 2017, and 2016 included the following:

(In millions)	2018	2017	2016
Company-Funded:
High Performance Materials & Components	$17.6	$9.3	$10.9
Flat Rolled Products	2.6	2.7	3.6
Corporate	2.5	1.3	0.2
	22.7	13.3	14.7
Customer-Funded:
High Performance Materials & Components	2.2	1.4	2.2
Total Research and Development	$24.9	$14.7	$16.9
Our research, development and technical service activities are closely interrelated and are directed toward development of new products, improvement of existing products, cost reduction, process improvement and control, quality assurance and control, development of new manufacturing methods, and improvement of existing manufacturing methods. The increased activity in 2018 was largely related to materials and manufacturing methods for products supporting the aerospace & defense markets.
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
Our Corporate Guidelines for Business Conduct and Ethics address compliance with environmental laws as well as employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees. We continued to focus on safety across ATI’s operations during 2018.
Employees
We have approximately 8,800 full-time employees, of which approximately 15% are located outside the United States. Approximately 40% of our workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW). New CBAs were ratified in 2018 with approximately 900 USW-represented employees, and there are no expired CBAs as of the end of 2018. Our next significant CBA expiration date is in the first quarter of 2020 involving USW-represented employees located primarily within the FRP segment operations and at two facilities in the HPMC segment.
Available Information
Our Internet website address is www.atimetals.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains an Internet website at www.sec.gov, which also contains reports, proxy and information statements and other information that we file electronically with the SEC.
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
Although inflationary trends in recent years have been moderate, during most of the same period, certain critical raw material costs, such as nickel, titanium sponge, cobalt, chromium, and molybdenum and scrap containing iron, nickel, titanium, chromium, and molybdenum have been volatile. While we have been able to mitigate some of the adverse impact of volatile raw material costs through raw material surcharges or indices to customers, rapid changes in raw material costs causes volatility in, and may adversely affect, our results of operations.
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
Export Sales and International Trade Matters. We believe that export sales will continue to account for a significant percentage of our future revenues. We also import certain raw materials, and recently formed, together with an affiliate company of Tsingshan Group, our A&T Stainless joint venture, which imports semi-finished stainless steel slab products from Indonesia to support its U.S. production of finished 60-inch wide stainless steel sheet products for sale in North America. Risks associated with such international trade include, among others: political and economic instability, including weak conditions in the world’s economies; accounts receivable collection; export controls; trade sanctions, changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on export sales when converted into dollars). Any of these factors could materially adversely affect our results for the period in which they occur.
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
Goodwill or Long-Lived Asset Impairments. We have various long-lived assets that are subject to impairment testing. We review the recoverability of goodwill annually, or more frequently whenever significant events or changes in circumstances indicate that the recorded goodwill of a reporting unit may be below that reporting unit’s fair value. Our businesses operate in highly cyclical industries, such as commercial aerospace and oil & gas, and as such, our estimates of future cash flows, market demand, the cost of capital, and forecasted growth rates and other factors may fluctuate, which may lead to changes in estimated fair value and, therefore, impairment charges in future periods. For the 2018 annual goodwill impairment evaluation, both of our reporting units with goodwill had fair values that were significantly in excess of carrying value. Additionally, we have a significant amount of property, plant and equipment and acquired intangible assets that may be subject to impairment testing, depending on factors such as market conditions, the demand for our products, and facility utilization levels. Any determination requiring the impairment of a significant portion of goodwill or other long-lived assets has had, and may in the future have, a negative impact on our financial condition and results of operations.
Risks Associated with Strategic Capital Projects and Maintenance Activities. From time-to-time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, over the last several years we have undertaken major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities, and finished product commissioning of a new advanced hot-rolling and processing facility. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor-related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs or delays, our results of operations and financial position may be materially adversely affected.
Additionally, we periodically undertake maintenance activities, routine or otherwise, involving facilities and pieces of equipment that are key to our operations, and it is possible that unanticipated maintenance needs, or unanticipated circumstances arising in connection with planned maintenance activities could result in equipment outages that are longer, or costs that exceed, those originally anticipated. Significant repair delays or unanticipated costs associated with these activities could have a negative impact on our results of operations and financial condition.
Dependence on Critical Raw Materials Subject to Price and Availability Fluctuations. We rely to a substantial extent on third parties to supply certain raw materials that are critical to the manufacture of our products. Purchase prices and availability of these critical items are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms acceptable to us, or at all.
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
Dependence on Critical Supplies Subject to Price and Availability Fluctuations. We rely on third parties for certain supplies, such as graphite electrodes and industrial gases including helium and argon that are critical to the manufacture of our products. Purchase prices and availability of these critical items are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical supplies on a timely basis, on price and other terms acceptable to us, or at all.
If suppliers increase the price of these items, we may not have alternative sources of supply. The manufacture of some of our products is a complex process and requires long lead times. As a result, we may experience delays or shortages of critical supplies. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions, or suffer harm to our reputation.

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
With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at approximately 39 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 31 of these sites, and the potential loss exposure with respect to 8 individual sites is not considered to be material.
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
We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable or if liability is probable or to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2018, our reserves for environmental matters totaled approximately $20 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
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
Labor Matters. We have approximately 8,800 full-time employees, of which approximately 15% are located outside the United States.  Approximately 40% of our workforce is covered by various collective bargaining agreements (CBAs), predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation. New CBAs were ratified in 2018 with approximately 900 USW-represented employees, and there are no expired CBAs as of the end of 2018. Our next significant

CBA expiration date is in the first quarter of 2020 involving USW-represented employees located primarily within the FRP segment operations and at two facilities in the HPMC segment. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire.
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
Risks Associated with Indebtedness. Our substantial indebtedness could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under our outstanding indebtedness. As of December 31, 2018, our total consolidated indebtedness was approximately $1.5 billion. This substantial level of indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

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
Risks Associated with Retirement Benefits. At December 31, 2018, our U.S. qualified defined benefit pension plans were approximately 71% funded as calculated in accordance with U.S. generally accepted accounting principles. Based upon current regulations and actuarial studies, we expect to make approximately $145 million in annual cash contributions to the U.S. qualified defined benefit pension plans in 2019 and in 2020, and we currently expect to have average annual funding requirements of approximately $100 million for the next few years thereafter for these plans, using a 7.60% weighted average expected rate of return on pension plan assets. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets. Depending on the timing and amount, a requirement that we fund the U.S. qualified defined benefit pension plans could have a material adverse effect on our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal domestic facilities for our HPMC segment include melting operations and production facilities that perform processing and finishing operations. Domestic melting operations are located in Monroe and Bakers, NC, and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting), Richland, WA (electron beam melting), and Albany, OR (vacuum arc re-melt). Production of high performance materials, most of which are in long product form, takes place at our domestic facilities in Monroe and Bakers, NC, Lockport, NY, Richburg, SC, Albany, OR, and Oakdale, PA. Our production of zirconium and related specialty alloys takes place at facilities located in Millersburg, OR and Huntsville, AL. Our production of highly engineered forgings, castings, and machined components takes place at facilities in Cudahy and Coon

Valley, WI, East Hartford, CT, Albany, OR, Irvine, CA, Portland, IN, Lebanon, KY, Billerica, MA, and Salem, OR. Metal alloy-based additive manufacturing for the aerospace and defense industries takes place in New Britain, CT.
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
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 1, 2019, there were 3,137 record holders of Allegheny Technologies Incorporated common stock. We paid no cash dividends during 2018 or 2017. We paid a quarterly cash dividend of $0.08 per share of common stock outstanding for the first three quarters of 2016. Effective with the fourth quarter of 2016, our Board of Directors decided to suspend the quarterly dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.  Our Asset Based Lending (ABL) Revolving Credit Facility restricts our ability to pay dividends in certain circumstances.  For more information on the restrictions under our ABL facility, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity - Dividends.”

Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2013 through December 31, 2018, as compared to the S&P MidCap 400 Index and a Peer Group of companies. We have included the SPDR S&P Metals and Mining Index ETF because our stock price trading and volatility trends with the performance of that index. We believe that the Peer Group of companies, which is defined below, is representative of companies in our industry that have served similar markets during the applicable periods. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2013. The stock performance information included in this graph is based on historical results and is not necessarily indicative of future stock price performance.

Company / Index	Dec 2013	Dec 2014	Dec 2015	Dec 2016	Dec 2017	Dec 2018
ATI	100.00	99.38	33.06	47.57	72.09	65.01
S&P MidCap 400 Index	100.00	109.77	107.38	129.65	150.71	134.01
Peer Group	100.00	96.29	77.41	101.17	113.09	84.66
SPDR S&P Metals & Mining ETF	100.00	74.73	36.97	76.17	92.29	67.58
Source: Standard & Poor’s
Peer Group companies for the cumulative five year total return period ended December 31, 2018 were as follows:

AK Steel Holding Corporation	Materion Corp	Steel Dynamics, Inc.
Alcoa Inc.	Nucor Corp.	The Timken Company
Carpenter Technology Corporation	Precision Castparts Corp.	Timken Steel Corporation
Castle (A M) & Co.	Reliance Steel & Aluminum Co.	United States Steel Corporation
Commercial Metals Company	RTI International Metals, Inc.	Universal Stainless & Alloy Products, Inc.
Kennametal Inc.	Schnitzer Steel Industries, Inc.	Worthington Industries, Inc.

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

Item 6. Selected Financial Data

(In millions)
For the Years Ended December 31,	2018	2017	2016	2015	2014
Revenue by Market:
Aerospace & Defense	$1,965.5	$1,718.1	$1,590.4	$1,514.0	$1,446.3
Oil & Gas	546.2	418.2	280.8	538.0	752.3
Automotive	323.4	273.7	232.8	293.8	414.4
Food Equipment & Appliances	244.9	226.0	172.2	217.3	248.8
Electrical Energy	234.5	192.2	232.6	368.1	430.2
Construction/Mining	226.0	192.9	160.6	226.3	295.6
Medical	183.1	183.0	195.8	220.7	211.0
Electronics/Communication/Computers	156.9	151.6	109.7	126.4	154.6
Other	166.1	169.4	159.7	215.0	270.2
Total	$4,046.6	$3,525.1	$3,134.6	$3,719.6	$4,223.4

(In millions, except per share amounts)
For the Years Ended December 31,	2018	2017	2016	2015	2014
Results of Operations:
Sales:
High Performance Materials & Components	$2,334.2	$2,067.4	$1,930.4	$1,985.9	$2,006.8
Flat Rolled Products	1,712.4	1,457.7	1,204.2	1,733.7	2,216.6
Total Sales	$4,046.6	$3,525.1	$3,134.6	$3,719.6	$4,223.4
Segment operating profit (loss):
High Performance Materials & Components	$335.4	$246.4	$168.7	$157.1	$234.8
Flat Rolled Products	77.8	37.0	(163.0)	(241.9)	(47.0)
Total segment operating profit (loss)	$413.2	$283.4	$5.7	$(84.8)	$187.8
Income (loss) from continuing operations before income taxes	$247.7	$(86.5)	$(734.0)	$(478.0)	$1.5
Income tax provision (benefit)	11.0	(6.8)	(106.9)	(112.1)	(8.7)
Income (loss) from continuing operations	236.7	(79.7)	(627.1)	(365.9)	10.2
Income (loss) from discontinued operations, net of tax	—	—	—	—	(0.6)
Net income (loss)	236.7	(79.7)	(627.1)	(365.9)	9.6
Less: Net income attributable to noncontrolling interests	14.3	12.2	13.8	12.0	12.2
Net income (loss) attributable to ATI	$222.4	$(91.9)	$(640.9)	$(377.9)	$(2.6)
Basic net income (loss) per common share
Continuing operations attributable to ATI per common share	$1.78	$(0.83)	$(5.97)	$(3.53)	$(0.02)
Discontinued operations attributable to ATI per common share	—	—	—	—	(0.01)
Basic net income (loss) attributable to ATI per common share	$1.78	$(0.83)	$(5.97)	$(3.53)	$(0.03)
Diluted net income (loss) per common share
Continuing operations attributable to ATI per common share	$1.61	$(0.83)	$(5.97)	$(3.53)	$(0.02)
Discontinued operations attributable to ATI per common share	—	—	—	—	(0.01)
Diluted net income (loss) attributable to ATI per common share	$1.61	$(0.83)	$(5.97)	$(3.53)	$(0.03)

(In millions, except per share amounts and ratios)
As of and for the Years Ended December 31,	2018	2017	2016	2015	2014
Working capital	$1,409.8	$1,203.1	$1,057.8	$1,181.1	$1,584.4
Total assets	5,501.8	5,185.4	5,170.0	5,751.7	6,571.7
Long-term debt	1,535.5	1,530.6	1,771.9	1,491.8	1,498.2
Total debt	1,542.1	1,540.7	1,877.0	1,495.7	1,516.0
Cash and cash equivalents	382.0	141.6	229.6	149.8	269.5
Total ATI Stockholders’ equity	1,885.7	1,739.4	1,355.2	2,082.8	2,598.4
Noncontrolling interests	105.9	105.1	89.6	101.6	110.9
Total Stockholders’ equity	1,991.6	1,844.5	1,444.8	2,184.4	2,709.3
Dividends declared per common share	$—	$—	$0.24	$0.62	$0.72
The information presented in Selected Financial Data should be read in conjunction with the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

Results of operations in 2018 include a $15.9 million pre-tax gain on the sale of a 50% noncontrolling interest and subsequent deconsolidation of the Allegheny & Tsingshan Stainless joint venture in March 2018. Results of operations in 2017 include a $114.4 million pre-tax goodwill impairment charge, a $37.0 million pre-tax and net of tax debt extinguishment charge for the full redemption of the $350.0 million, 9.375% Senior Notes due 2019 (2019 Notes), and $4.1 million of tax benefits from the 2017 Tax Cuts and Jobs Act legislation. 2016 results include $538.5 million of pre-tax restructuring and other charges, primarily related to the indefinite idling of the Rowley, UT titanium sponge production facility. 2016 results also include $171.5 million in deferred tax valuation allowances which reduced the income tax benefit. Results of operations in 2015 include $131.5 million of pre-tax net realizable value inventory reserves, which are required to offset ATI’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost, $216.3 million of pre-tax goodwill impairment, restructuring and inventory revaluation charges, and $74.5 million of deferred tax valuation allowances, which reduced the income tax benefit. 2014 results from continuing operations include postretirement benefit curtailment and settlement gains of $25.5 million pre-tax.

Total debt in 2017 reflects the redemption of all $350.0 million aggregate principal amount of our 2019 Notes. In 2016, we issued $287.5 million of 4.75% Convertible Senior Notes due 2022 (2022 Convertible Notes), and added a $100.0 million term loan to our asset based lending facility. A portion of the convertible note proceeds were used to make $250.0 million in contributions to the U.S. qualified defined benefit pension plan in 2016 and 2017. In 2014, we repaid the remaining $397.5 million outstanding of our 4.25% Convertible Senior Notes due 2014. In 2013, we issued $500.0 million of 5.875% Senior Notes due in 2023 (currently bearing a 7.875% interest rate) (2023 Notes), the net proceeds of which were used for general corporate purposes.

Total ATI stockholders’ equity in 2018 includes a $15.5 million increase to retained earnings for the cumulative effect of adoption of ASC 606, Revenue from Contracts with Customers. (see Note 2 in Item 8. “Financial Statements and Supplementary Data” for further explanation). Total ATI stockholders’ equity in 2017 increased due to our issuance of 17 million shares of common stock at $24.00 per share before expenses in an underwritten registered public offering. This offering resulted in proceeds of $397.8 million, net of transaction costs, which were used to redeem all of ATI’s outstanding 2019 Notes. Stockholders’ equity changes include net decreases of $141.4 million, $42.7 million, $60.6 million, $69.6 million, and $266.5 million, and for 2018, 2017, 2016, 2015, and 2014, respectively, related to remeasurements of ATI’s retirement benefit obligations. In addition, ATI stockholders’ equity for 2018, 2017 and 2016 included a $20.5 million decrease, $16.8 million increase and a $45.6 million decrease, respectively, from income tax valuation allowances on amounts recorded in other comprehensive income.
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

ATI Overview
ATI is a global manufacturer of technically complex components and advanced specialty materials. Our largest markets are aerospace & defense, representing approximately 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the oil & gas, electrical energy, medical, and automotive markets. In aggregate, these markets represent about 80% of our revenue. ATI is a market leader in manufacturing differentiated products that require our unique manufacturing and precision machining capabilities as well as our innovative new product development competence. Our capabilities range from alloy development to final production of highly engineered finished components. We are a leader in producing powders for use in next-generation jet engine forgings and 3D-printed aerospace products.
We operate in two business segments: High Performance Materials & Components (HPMC), and Flat Rolled Products (FRP). Over 75% of 2018 HPMC business segment sales were to the aerospace & defense markets, and nearly half of HPMC’s total sales are products for commercial jet engines. Increasing demand for commercial aerospace products has been the main source of sales and segment operating profit growth for HPMC over the last few years, and is expected to continue to drive HPMC and overall ATI results for the next several years. Other major HPMC end markets include medical, electrical energy, oil & gas, and construction & mining. HPMC produces a wide range of high performance materials, parts and components, and advanced metallic powder alloys made from titanium and titanium-based alloys, nickel-based alloys and superalloys, and a variety of other specialty materials. These materials are made in a variety of product forms that include precision forgings, castings, machined parts and others.
Our FRP segment serves a diverse group of end markets, with the oil & gas market, including chemical and hydrocarbon processing, and the automotive market collectively representing over 45% of 2018 sales. Other major end markets for FRP include food equipment and appliances, construction & mining, electronics, communication equipment and computers, and aerospace & defense. FRP produces nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, and stainless steel in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products.
Overview of 2018 Financial Performance
Sales in 2018 increased 15%, to $4.05 billion, and gross profit increased 27%, to $630 million, compared to 2017. Net income was $222.4 million, or $1.61 per share. This marked our highest sales total since 2014 and our first profitable year from continuing operations since 2012. Our commitment to relentless innovation, disciplined operational performance and an improved cost structure resulting from significant restructuring actions in prior years enabled ATI to achieve greatly improved financial performance. Revenues grew in nearly all of our major end markets during 2018, with sales to our largest end markets, aerospace & defense, increasing $248 million, or 14%, over 2017, and representing 49% of our 2018 sales. International sales, including both U.S. exports and foreign sales from our foreign manufacturing operations, were $1.70 billion in 2018 and represented 42% of total sales.
A summary of our results is as follows. Gross profit amounts for 2017 and 2016 have been restated as a result of the retrospective application of required changes to the accounting for defined benefit pension and other postretirement benefit expenses adopted by the Company in 2018.

(Dollars in millions, except per share amounts)	2018	2017	2016
Sales	$4,046.6	$3,525.1	$3,134.6
Gross profit	$630.3	$497.0	$222.8
Gross profit % of sales	15.6%	14.1%	7.1%
Segment operating profit	$413.2	$283.4	$5.7
Segment operating profit % of sales	10.2%	8.0%	0.2%
Restructuring, goodwill impairment and other charges	$—	$(151.4)	$(538.5)
Income (loss) before income taxes	$247.7	$(86.5)	$(734.0)
Net income (loss)	$222.4	$(91.9)	$(640.9)
Diluted net income (loss) per common share	$1.61	$(0.83)	$(5.97)
Business segment operating profit in 2018 increased 46% over 2017, as HPMC segment results increased 36% on continued strong demand from the aerospace & defense markets, and FRP segment operating profit more than doubled, with significant growth in key end markets.
We continue to maintain valuation allowances for U.S. federal and state deferred taxes. As a result, our net-of-tax results do not reflect the typical tax impacts that would apply to the pretax results.

Our major strategic accomplishments during 2018 include:

•
Supporting the needs of our customers, including meeting the ongoing requirements of the commercial aerospace delivery schedules, and having the operational capability to meet emergent demand. In the HPMC segment, our next-generation, differentiated jet engine product mix continued to improve, with sales of these products up 49% compared to 2017, representing nearly half of total jet engine product sales. Additionally, sales of commercial airframe products increased 7% during the year.

•
Taking important steps toward improving the capacity utilization of our FRP segment’s Hot-Rolling and Processing Facility (HRPF), most notably with the Allegheny & Tsingshan Stainless (A&T Stainless) joint venture to manufacture 60” wide stainless sheet, as well as the agreement for carbon steel hot-rolling conversion services with NLMK USA, which is expected to ramp up throughout 2019.

•
Continuing to make capital investments to support our strategic growth initiatives, with $139 million of capital expenditures in 2018, including our fourth iso-thermal press and heat-treating capacity expansion in progress at our Iso-Thermal Forging Center of Excellence in Cudahy, WI, an ongoing expansion of our titanium powder production, and completing the construction of our third Precision Rolled Strip manufacturing facility at our STAL joint venture in China. We acquired the assets of Addaero Manufacturing, a leader in metal alloy-based additive manufacturing, for $10 million to expand ATI’s capabilities to provide comprehensive customer solutions ranging from the design of parts for additive manufacturing to the production of ready-to-install components.

•
Strengthening our balance sheet, including maintaining a solid liquidity position with $382 million in cash on hand, and $350 million of available borrowing capacity under our domestic asset based lending facility. During 2018, we generated $393 million of cash from operating activities, and reduced managed working capital as a percentage of sales to 31.6%, approaching our long-term goal of 30%. We reduced our Debt to EBITDA ratio to 3.1 at December 31, 2018.

•
Making progress on our risk management strategy for retirement benefit obligations. ATI’s qualified defined benefit pension plans are now completely closed to new entrants following the ratification of a collective bargaining agreement at a facility in our HPMC operations, and we completed a $97 million risk transfer through the purchase of an annuity contract with a nationally recognized insurance company. This annuity buyout reduced the plan’s liability by approximately 4% and removed 17% of plan participants.

Results of Operations
Sales were $4.05 billion in 2018, $3.53 billion in 2017, and $3.13 billion in 2016. The 15% sales increase in 2018 includes a 13% increase in HPMC sales, driven by a 13% increase in sales to the aerospace & defense markets, which comprises 76% of the sales in this segment. Sales increased 17% in the FRP segment, primarily due to approximately 30% higher sales to both the oil & gas and aerospace & defense markets. The 13% increase in total 2017 ATI sales compared to 2016 was primarily the result of 21% higher FRP sales, primarily due to higher sales to the oil & gas market, which increased over 50% from 2016 levels, and stronger shipments of both high-value and standard products due to higher operating levels. HPMC sales increased 7% in 2017 compared to 2016, including a 9% increase in sales to the aerospace & defense markets.
Segment operating profit was $413.2 million, or 10.2% of sales in 2018, compared to segment operating profit of $283.4 million, or 8.0% of sales, in 2017, and $5.7 million, or 0.2% of sales, in 2016. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, closed operations expenses, the effects of LIFO inventory accounting and any related changes in net realizable value (NRV) inventory reserves, goodwill impairment charges, debt extinguishment charges, non-operating gains and losses and restructuring costs, if any. Total revenues and segment operating profit (loss) of our two business segments were as follows (in millions):

	2018		2017		2016
	Revenue	Operating Profit	Revenue	Operating Profit	Revenue	Operating Profit (Loss)
High Performance Materials & Components	$2,334.2	$335.4	$2,067.4	$246.4	$1,930.4	$168.7
Flat Rolled Products	1,712.4	77.8	1,457.7	37.0	1,204.2	(163.0)
Total ATI	$4,046.6	$413.2	$3,525.1	$283.4	$3,134.6	$5.7
Business segment results in 2018 exclude a $15.9 million pre-tax gain on the sale of a 50% noncontrolling interest and subsequent deconsolidation of the A&T Stainless joint venture in March 2018. Business segment results in 2017 exclude a $114.4 million pre-tax goodwill impairment charge for our titanium castings business, and a $37.0 million debt extinguishment charge for the early redemption of our 9.375% Senior Notes due 2019 (2019 Notes). Business segment results in 2016 exclude $538.5 million in pre-tax charges for significant restructuring actions involving HPMC titanium operations and right-sizing actions across the FRP business. These restructuring charges were comprised of $471.3 million of long-lived asset impairments, primarily for the indefinitely idled Rowley, UT titanium sponge production facility, $43.0 million of facility closure costs and related inventory revaluations, and $24.2 million of severance charges and other employee benefit costs.
Pre-tax results were profits of $247.7 million in 2018, and losses of $86.5 million in 2017 and $734.0 million in 2016. 2018 net income was $222.4 million, or $1.61 per share, compared to a 2017 net loss of $91.9 million, or $(0.83) per share, and a 2016 loss of $640.9 million, or $(5.97) per share. We continue to maintain valuation allowances for U.S. federal and state deferred taxes, and results in all periods include impacts from income taxes that differ from the applicable standard tax rate, primarily related to these income tax valuation allowances. We recorded a $4.1 million tax benefit in 2017 as a result of the U.S. federal tax law changes in December 2017, and results in 2016 include $171.5 million of charges for income tax valuation allowances on deferred tax assets.
Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues is as follows:

Market	2018		2017		2016
Aerospace & Defense	$1,965.5	49%	$1,718.1	49%	$1,590.4	51%
Oil & Gas	546.2	13%	418.2	12%	280.8	9%
Automotive	323.4	8%	273.7	8%	232.8	7%
Food Equipment & Appliances	244.9	6%	226.0	6%	172.2	6%
Electrical Energy	234.5	6%	192.2	5%	232.6	7%
Construction/Mining	226.0	6%	192.9	6%	160.6	5%
Medical	183.1	4%	183.0	5%	195.8	6%
Electronics/Computers/Communication	156.9	4%	151.6	4%	109.7	4%
Other	166.1	4%	169.4	5%	159.7	5%
Total	$4,046.6	100%	$3,525.1	100%	$3,134.6	100%
Comparative information for our major high-value and standard products based on their percentages of revenues is as follows:

For the Years Ended December 31,	2018	2017	2016
High-Value Products
Nickel-based alloys and specialty alloys	30%	28%	28%
Precision forgings, castings and components	20%	19%	18%
Titanium and titanium-based alloys	17%	17%	20%
Precision and engineered strip	14%	14%	13%
Zirconium and related alloys	5%	6%	8%
Total High-Value Products	86%	84%	87%
Standard Products
Stainless steel sheet	8%	9%	7%
Specialty stainless sheet	4%	5%	4%
Stainless steel plate and other	2%	2%	2%
Total Standard Products	14%	16%	13%
Grand Total	100%	100%	100%
Sales by geographic area (in millions), and as a percentage of total sales, were as follows :

For the Years Ended December 31,	2018		2017		2016
United States	$2,348.1	58%	$2,070.6	59%	$1,857.5	59%
Europe	877.2	22%	767.9	21%	639.7	21%
Asia	602.1	15%	457.8	13%	418.9	13%
Canada	106.5	2%	99.8	3%	97.6	3%
Other	112.7	3%	129.0	4%	120.9	4%
Total sales	$4,046.6	100%	$3,525.1	100%	$3,134.6	100%
Information with respect to our business segments follows.

High Performance Materials & Components

(In millions)	2018	% Change	2017	% Change	2016
Sales to external customers	$2,334.2	13%	$2,067.4	7%	$1,930.4
Segment operating profit	$335.4	36%	$246.4	46%	$168.7
Segment operating profit as a percentage of sales	14.4%		11.9%		8.7%
International sales as a percentage of sales	48.0%		47.0%		45.2%
2018 Compared to 2017
Sales for the HPMC segment in 2018 increased 13%, to $2.33 billion, with double-digit sales growth in each quarter of 2018, compared to the prior year period. Sales to the aerospace & defense markets, which are the largest end markets for HPMC at 76% of total segment sales, were 13% higher. This was driven by a 20% increase in sales in 2018 to the commercial jet engine market. Construction and mining market sales were 42% higher, and sales to the oil & gas and electrical energy markets increased 17% and 16%, respectively, all from low prior year demand levels. Sales to the medical market declined slightly primarily due to increased competition in magnetic resonance imaging (MRI) end uses.
Comparative information for our HPMC segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2018 and 2017, and the percentage change in revenues by market for 2018 is as follows:

Market	2018		2017		Change
Aerospace & Defense:
Jet Engines	$1,100.6	47%	$915.2	44%	$185.4	20%
Airframes	411.2	18%	385.2	19%	26.0	7%
Government Aerospace & Defense	259.5	11%	268.5	13%	(9.0)	(3)%
Total Aerospace & Defense	1,771.3	76%	1,568.9	76%	202.4	13%
Medical	168.5	7%	170.4	8%	(1.9)	(1)%
Electrical Energy	131.4	6%	113.1	6%	18.3	16%
Oil & Gas	74.9	3%	63.9	3%	11.0	17%
Construction/Mining	72.8	3%	51.3	2%	21.5	42%
Other	115.3	5%	99.8	5%	15.5	16%
Total	$2,334.2	100%	$2,067.4	100%	$266.8	13%
Over the past several years, we have entered into long-term agreements (LTAs) with certain of our customers for our specialty materials, including powders, parts and components, to reduce their supply uncertainty, including several LTAs with aerospace market OEMs. These LTAs are expected to drive HPMC’s growth trajectory for the next several years and are for the sale of ATI’s specialty materials, parts and components that are required for both next-generation and legacy aircraft platforms, including jet engines. Our LTAs include a titanium products supply agreement for aircraft airframes and structural components with The Boeing Company (Boeing), which extends into the next decade. This LTA covers value-added titanium products and provides opportunity for greater use of ATI’s next generation and advanced titanium alloys in both long product and flat-rolled product forms, including highly engineered titanium cast and forged products. The agreement includes both long-product forms that are manufactured within the HPMC segment, and a significant amount of plate products that are manufactured utilizing assets of both the HPMC and FRP segments. Revenues and profits associated with these titanium products covered by the Boeing long-term agreement are included primarily in the results for the HPMC segment. We also have LTAs with GE Aviation for the supply of premium titanium alloys, nickel-based alloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications and with Snecma (Safran) for the supply of premium titanium alloys, nickel-based alloys, vacuum melted specialty alloys, and titanium investment castings for commercial and military jet engine applications. In addition, we have LTAs with Rolls-Royce plc for the supply of disc-quality products and precision forgings and castings for commercial jet engine applications. In 2017, we entered into a new LTA with United Technologies Corporation to supply its Pratt & Whitney subsidiaries with isothermal forgings and powder alloys for next-generation jet engines, as well as for structural components for airframe applications. We also supply products to other important parts of the aviation market such as helicopters and rotary engine fixed wing aircraft.
The commercial aerospace market is transitioning to the next generation of single aisle and large twin aisle aircraft, and next-generation jet engines. New airframe designs contain a larger percentage of titanium alloys, and the jet engines that power them use newer nickel-based alloys and titanium-based alloys, in both cases for improved performance and more economical operating costs, compared to legacy airframe and engine designs. Boeing and Airbus have multi-year backlogs of orders for both legacy models and next-generation aircraft, and there are over 26,600 jet engines with firm orders (Aero Engine News, February 2019). Both Boeing and Airbus have implemented production increases, and announced additional production increases over the next several years, which is expected to positively impact the demand for products for jet engine and airframe applications. Due to manufacturing cycle times, demand for our specialty materials leads the deliveries of new aircraft by approximately 3 to 12 months.
Our 2018 HPMC results reflect this demand growth, as the next-generation of aircraft and engines use significantly more of the products we make. Use of these newer materials, particularly for jet engine applications, is expected to continue to increase for several years, with strong growth expected in powder metal alloys, including increased usage of isothermal forging and additive manufacturing production processes.
Additionally, new entrants to the commercial jet aircraft market for single aisle and regional jets are expected to increase demand for products made with titanium- and nickel-based alloys over the next several years. In addition, as our specialty materials are used in rotating components of jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities. As the number of aircraft in service increases, the need for our materials associated with engine refurbishment is expected to increase.
Our HPMC segment produces a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings, castings, components, and machined parts.
Precision forgings, castings and components sales increased 21% in 2018, reflecting improved commercial aerospace demand. Sales of nickel-based alloys increased 14% compared to 2017, and sales of titanium products were 10% higher in 2018. Comparative information for the segment’s major product categories, based on their percentages of revenue is as follows:

For the Years Ended December 31,	2018	2017
High-Value Products
Precision forgings, castings and components	34%	32%
Nickel-based alloys and specialty alloys	31%	31%
Titanium and titanium-based alloys	25%	26%
Zirconium and related alloys	10%	11%
Total High-Value Products	100%	100%
HPMC segment operating profit for 2018 increased 36% compared to 2017, to $335.4 million, or 14.4% of sales, reflecting a 250 basis point improvement as a percentage of sales over 2017. This improvement is due to an improved product mix of next-generation nickel alloys and forgings from the aero engine market and higher productivity resulting from increasing aerospace & defense sales. Sales of next-generation jet engine product sales growth remained strong, increasing by nearly 50% versus 2017, and represented 48% of total 2018 HPMC jet engine product sales. This improvement is due to higher productivity from increasing aerospace & defense sales, and an improved product mix of next-generation specialty materials from the aero engine market.
We anticipate significant industry demand growth for advanced powder materials required to satisfy expanding aerospace & defense market production requirements, and for emerging additive manufacturing of parts and components.  To proactively meet this growing demand for complex powder alloy products, ATI designed and built an all-new nickel and super alloy powder production facility in North Carolina, which started production in 2018. HPMC 2017 results included $8 million of start-up costs for this facility. We also announced an expansion of our titanium alloys powder production capabilities at the same North Carolina site, which is expected to be completed in early 2019. We acquired assets in 2018 to accelerate the development of our capabilities in metal alloy-based additive manufacturing to provide comprehensive customer solutions ranging from the design of parts for additive manufacturing to the production of ready-to-install components. Additionally, in July 2017, we formed Next Gen Alloys, a joint venture with GE Aviation, for the development of a new meltless titanium alloy powder manufacturing process that eliminates the traditional melt step used prior to converting base material to powder form. The JV will construct a new R&D pilot production facility to focus on increasing the scale of this GE-developed manufacturing process. The Next Gen Alloys joint venture R&D activities are excluded from HPMC segment results.
In the medical market, we recently announced that we entered into a joint technology development agreement with Bruker Energy & Supercon Technologies, to advance state-of-the-art niobium-based superconductors, including those used in MRI magnets for the medical industry, and preclinical MRI magnets used in the life-science tools industry.

Competition continues to be very strong across most key end markets, particularly within the aerospace & defense, oil & gas, and medical market supply chains. We believe that our HPMC segment is very well-positioned for profitable growth, especially in the next-generation jet engine platforms. Our HPMC segment is expected to continue sustained profitable growth, supported by long-term agreements that provide significant growth and share gains for ATI on next-generation airplanes and the jet engines that power them. We have sufficient available capacity for the forecasted growth in aerospace demand over the next several years, as well as the ability, to some extent, to meet higher demand for products to other key end markets such as oil & gas and electrical energy, when conditions for these markets improve.
2017 Compared to 2016
Sales for the HPMC segment in 2017 increased 7%, to $2.07 billion. Sales to the aerospace & defense markets, which are the largest end markets for HPMC at 76% of total segment sales, were 9% higher. This was driven by an 11% increase in sales in 2017 to the commercial jet engine market, including a 35% improvement in our sales of next-generation jet engine products, compared to 2016. Construction and mining market sales were 40% higher, and sales to oil & gas market increased 37% in 2017, both from low 2016 demand levels. Sales to the medical market declined 8% primarily due to increased competition in MRI end uses, and sales to the electrical energy market decreased 12%.
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
Our 2017 HPMC results reflect the ongoing transition of the commercial aerospace market to the next generation of single aisle and large twin aisle aircraft, and next-generation jet engines, as the next-generation of aircraft and engines use significantly more of the products we make. Sales of differentiated nickel-based superalloy mill products increased 35% in 2017 compared to 2016, including both external sales and intercompany sales to our forging operations.
Precision forgings, castings and components sales increased 17% in 2017, reflecting improved commercial aerospace demand. Sales of nickel-based alloys increased 14% compared to 2016, while sales of titanium products were 6% lower in 2017. Comparative information for the segment’s major product categories, based on their percentages of revenue is as follows:

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
Flat Rolled Products

(In millions)	2018	% Change	2017	% Change	2016
Sales to external customers	$1,712.4	17%	$1,457.7	21%	$1,204.2
Segment operating profit (loss)	$77.8	110%	$37.0	123%	$(163.0)
Segment operating profit (loss) as a percentage of sales	4.5%		2.5%		(13.5)%
International sales as a percentage of sales	33.8%		33.2%		33.6%
2018 Compared to 2017
Sales for the FRP segment in 2018 increased 17% compared to 2017, to $1.71 billion, due to higher sales of high-value products, primarily nickel-based and specialty alloys and Precision Rolled Strip products. Sales increased in every major market including a 33% increase in the oil & gas market, and a 30% increase in the aerospace & defense markets. Sales in the automotive market increased 18% due primarily to greater use of high-value materials in engine compartment applications.
Comparative information for our Flat Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2018 and 2017, and the percentage change in revenues by market for 2018 is as follows:

Market	2018		2017		Change
Oil & Gas	$471.3	28%	$354.3	24%	$117.0	33%
Automotive	313.9	18%	264.9	18%	49.0	18%
Food Equipment & Appliances	244.5	14%	224.9	15%	19.6	9%
Aerospace & Defense	194.2	11%	149.2	10%	45.0	30%
Construction/Mining	153.2	9%	141.8	10%	11.4	8%
Electronics/Computers/Communication	149.0	9%	147.2	10%	1.8	1%
Electrical Energy	103.1	6%	79.1	6%	24.0	30%
Other	83.2	5%	96.3	7%	(13.1)	(14)%
Total	$1,712.4	100%	$1,457.7	100%	$254.7	17%
Our FRP segment produces nickel-based alloys, specialty alloys, titanium and titanium-based alloys, and stainless steel, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products. FRP also provides hot-rolling conversion services, including titanium products of the Uniti joint venture, and beginning in 2018, standard stainless sheet products of the A&T Stainless joint venture and carbon steel products for NLMK USA.
Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of revenue are presented in the following table. Conversion services are excluded.

For the Years Ended December 31,	2018	2017
High-Value Products
Precision and engineered strip	33%	34%
Nickel-based alloys and specialty alloys	28%	24%
Titanium and titanium-based alloys	5%	5%
Total High-Value Products	66%	63%
Standard Products
Stainless steel sheet	20%	21%
Specialty stainless sheet	10%	12%
Stainless steel plate	4%	4%
Total Standard Products	34%	37%
Grand Total	100%	100%

Comparative shipment volume and average selling price information on the segment’s products for the years ended December 31, 2018 and 2017 is provided in the following table:

	2018	2017	% change
Volume (000’s pounds):
High-Value	346,564	323,391	7%
Standard	400,995	446,542	(10)%
Total	747,559	769,933	(3)%
Average prices (per lb.):
High-Value	$3.20	$2.81	14%
Standard	$1.41	$1.21	17%
Combined Average	$2.24	$1.88	19%
Segment operating profit in 2018 was $77.8 million, or 4.5% of sales, more than double the segment operating profit of $37.0 million, or 2.5% of sales, in 2017. Compared to 2017, results in 2018 included improved cost absorption through higher operating rates, and approximately $8 million of lower retirement benefit expense. Results also benefited from continued strong market demand and ongoing improvements in asset utilization. We continue to make progress toward our FRP goal of capital efficient asset utilization improvements as evidenced by our recently announced agreement to provide carbon steel hot-rolling conversion services for NLMK USA at our world-class HRFP. Slab shipments to ATI began in October 2018 and are expected to increase to anticipated levels throughout 2019.

On March 1, 2018, we announced the formation of the A&T Stainless joint venture with Tsingshan to produce 60-inch wide stainless sheet products for sale in North America. This joint venture utilizes Tsingshan-supplied stainless steel slabs from its vertically integrated operations in Indonesia. The Tsingshan-supplied stainless steel slabs are hot-rolled into coils on the FRP segment’s HRPF under a conversion agreement. The hot-rolled coils are finished into stainless steel sheet using ATI’s previously-idled Direct Roll Anneal and Pickle (DRAP) production facility in Midland, PA, which is ATI’s major investment in the joint venture. ATI’s share of the A&T Stainless joint venture results was a $3.9 million loss for 2018, which is included in the FRP segment’s operating results. In late March 2018, ATI filed for an exclusion from the recently enacted Section 232 tariffs on behalf of the A&T Stainless JV. In the absence of an exclusion, these slabs are subject to the 25% tariff levied on all stainless steel products imported into the United States. We continue to work within the U.S. Commerce Department’s Section 232 tariff exclusion request process to secure an exclusion on behalf of the A&T Stainless joint venture. 2018 results of A&T Stainless were negatively impacted by these tariffs.
2017 Compared to 2016
Sales for the FRP segment in 2017 increased 21% compared to 2016, to $1.46 billion, primarily due to higher shipment volume and selling prices for both high-value and standard stainless products. Sales to the oil & gas market were 51% higher primarily due to project-based demand for chemical and hydrocarbon processing projects, and sales to the automotive market were 18% higher due primarily to greater use of high-value materials in engine compartment applications. Sales to the electrical energy market declined 23%. Results for 2016 also include a partial year of sales of unprofitable GOES products and certain commodity standard stainless steel sheet products prior to the idling of the Bagdad, PA and Midland, PA operations.
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
Sales of high-value products, excluding GOES, were 20% higher compared to 2016, and sales of standard products were 32% higher in 2017 compared to 2016, led by a 38% increase in specialty stainless sheet products.

Comparative information for our Flat Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2017 and 2016, and the percentage change in revenues by market for 2017 is as follows:

Market	2017		2016		Change
Oil & Gas	$354.3	24%	$234.3	19%	$120.0	51%
Automotive	264.9	18%	225.2	19%	39.7	18%
Food Equipment & Appliances	224.9	15%	170.4	14%	54.5	32%
Aerospace & Defense	149.2	10%	151.2	13%	(2.0)	(1)%
Electronics/Computers/Communication	147.2	10%	106.3	9%	40.9	38%
Construction/Mining	141.8	10%	123.9	10%	17.9	14%
Electrical Energy	79.1	6%	103.5	9%	(24.4)	(24)%
Other	96.3	7%	89.4	7%	6.9	8%
Total	$1,457.7	100%	$1,204.2	100%	$253.5	21%
Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of revenue is presented in the following table. Conversion services and sales of discontinued GOES products are excluded.

For the Years Ended December 31,	2017	2016
High-Value Products
Precision and engineered strip	34%	36%
Nickel-based alloys and specialty alloys	24%	25%
Titanium and titanium-based alloys	5%	4%
Total High-Value Products	63%	65%
Standard Products
Stainless steel sheet	21%	19%
Specialty stainless sheet	12%	11%
Stainless steel plate	4%	5%
Total Standard Products	37%	35%
Grand Total	100%	100%
Comparative shipment volume and average selling price information on the segment’s products for the years ended December 31, 2017 and 2016, is provided in the following table:

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

LIFO and Net Realizable Value Reserves

The net effect of changes in LIFO and net realizable value (NRV) inventory reserves was expense of $0.7 million and $0.2 million in 2018 and 2017, respectively, and a benefit of $0.8 million in 2016. Rising inventory costs in 2018, 2017 and 2016 resulted in $28.6 million, $54.2 million and $39.1 million, respectively, pretax LIFO inventory valuation reserve charges, which were offset by $27.9 million, $54.0 million, and $39.9 million, respectively, pretax non-cash benefits for NRV inventory reserves that are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost.
Corporate Expenses
Corporate expenses, which are included in selling and administrative expenses in the statement of operations, were $58.1 million in 2018 compared to $50.5 million in 2017, and $43.4 million in 2016. The increase in corporate expenses in 2018 compared to 2017 and 2016 were due primarily due to higher incentive compensation costs related to improved company performance, and as well as start-up research and development costs for Next Gen Alloys, our meltless titanium alloy powder joint venture formed with GE in 2017.
Closed Operations and Other Expenses
Closed operations and other expenses are presented primarily in selling and administrative expenses in the consolidated statements of operations, and include legal, environmental, retirement benefit and insurance obligations associated with closed operations. Closed operations and other expenses were $21.6 million in 2018, $34.0 million in 2017, and $34.6 million in 2016. These expenses in 2018 were lower compared to 2017 primarily due to foreign currency remeasurement gains in 2018 compared to remeasurement losses in 2017 from our European Treasury Center operation, along with lower carrying costs for closed facilities in 2018, mainly related to the Rowley, UT and Midland, PA locations, compared to the prior year. Closed operations and other expenses in 2017 were comparable to 2016 as lower closed facility costs, a $3.7 million benefit for reduction in liabilities for legacy employee benefit programs, and higher royalty income were offset by increased foreign currency exchange losses, primarily related to our European Treasury Center operation, and other legacy costs of closed operations, compared to 2016 amounts.
Gain on Joint Venture Deconsolidation
On March 1, 2018, we announced the formation of A&T Stainless, in which ATI has a 50% ownership interest. Our joint venture partner purchased its 50% joint venture interest during the first quarter of 2018, and as a result of this sale and the subsequent deconsolidation of the A&T Stainless entity, we recognized a $15.9 million gain in the first quarter of 2018. This gain is reported in other income, net, on the consolidated statement of operations for the year ended December 31, 2018 and is excluded from FRP segment results.
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
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $101.0 million in 2018, $133.8 million in 2017, and $124.0 million in 2016. The decrease in interest expense in 2018 compared to 2017 was primarily due to the redemption of our 2019 Notes in the fourth quarter of 2017. The increase in interest expense in 2017 versus 2016 was primarily due to interest on the $287.5 million 2022 Convertible Notes and the $100.0 million term loan (Term Loan), both of which were issued during the second quarter of 2016. Interest expense is presented net of interest income of $1.1 million in 2018, $1.1 million in 2017, and $1.4 million in 2016. Interest expense in 2018, 2017, and 2016 was reduced by $4.1 million, $2.6 million, and $4.7 million, respectively, related to interest capitalization on major strategic capital projects.
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
We estimated the impact of the Tax Act as part of the 2017 year-end financial statements. Additional Internal Revenue Service (IRS) guidance and Internal Revenue Code (IRC) elections have been published, which have aided in refining the initial estimate related to the tax on the mandatory repatriation of foreign earnings, otherwise known as the “transition tax”. The transition tax is an income tax on certain previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries. As of December 31, 2017, our initial estimate was approximately $100 million of federal taxable income on the mandatory repatriation of foreign E&P, for which we planned to utilize a portion of our federal net operating loss (NOL) deferred tax asset to fully offset the estimated transition tax liability of $35 million. As of December 31, 2018, our finalized untaxed foreign E&P was $97.5 million, resulting in a transition tax liability of $34.1 million. We made an election to forgo the utilization of NOLs to offset the transition tax liability, and instead utilized available tax credits of $28.2 million. The remaining transition tax liability of $5.9 million was recognized as a discrete charge in the income tax provision in 2018 based on updated IRS guidance, our evaluation of various tax assets, and the IRC election to utilize tax credits to meet a portion of the transition tax. The transition tax liability is payable over eight years under the IRC, and the first installment payment of $0.5 million was paid in 2018.
The election to not use NOLs to offset the transition tax inclusion preserved $97.5 million of the federal NOL that we expect to be able to utilize to offset future taxable income, while using tax credits that would potentially expire due to utilization limitations. The overall impact on our deferred tax assets as of December 31, 2017 is zero due to the net valuation allowance position.
The 2018 income tax provision was $11.0 million, or 4.4% of the pre-tax income, compared to a benefit of $6.8 million, or 7.9% of the pre-tax loss in 2017, and income tax benefit of $106.9 million, or 14.6% of the pre-tax loss in 2016. Results in 2018, 2017 and 2016 include impacts from income taxes that differ from applicable standard tax rates, primarily related to income tax valuation allowances. We recorded a $4.1 million tax benefit in 2017 as a result of the U.S. federal tax law changes in December 2017, and results in 2016 include $171.5 million of charges for income tax valuation allowances on deferred tax assets.
Financial Condition and Liquidity
We have a $500 million Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The ABL includes a $400 million revolving credit facility, which includes a letter of credit sub-facility of up to $200 million, and a $100 million Term Loan.
In June 2017, the ABL facility was amended to extend the maturity date of the Term Loan from November 2017 to February 2022 and to reduce the interest rate on the Term Loan to 3.0% plus a LIBOR spread from 3.5% plus a LIBOR spread. In July 2018, the ABL facility was further amended to reduce the Term Loan base interest rate to 2.5% plus a LIBOR spread. In conjunction with this 2018 amendment, we entered into a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 5.44% fixed interest rate. The swap matures in January 2021. The Term Loan can be prepaid in minimum increments of $50 million if certain minimum liquidity conditions are satisfied. The underwriting costs associated with amending the Term Loan in 2017 were $0.8 million, and are being amortized, along with the unamortized portion of the $1.0 million of previously recognized deferred fees from the issuance of the Term Loan, to interest expense over the extended term of the loan ending February 2022.
Also in June 2017, the ABL facility was amended to, among other things, extend the duration of the revolving portion of the facility from September 2020 to February 2022. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings (2.0% and 2.5% prior to amendment) and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the revolving credit portion of the facility is less than the greater of (i) 10%, as amended, of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40 million. The Company was in compliance with the fixed charge coverage ratio at December 31, 2018. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 5.95% Senior Notes due 2021 are paid in full or refinanced. Costs associated with entering into the 2017 ABL amendment were $1.0 million, and are being amortized, along with the unamortized portion of $2.4 million of previously recognized deferred costs, to interest expense over the extended term of the facility ending February 2022.
There were no outstanding revolving credit borrowings under the ABL facility as of December 31, 2018, and $35.3 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the fiscal year ended December 31, 2018 were $43 million, bearing an average annual interest rate of 3.7%. Average borrowings under the ABL for the fiscal year ended December 31, 2017 were $37 million, bearing an average annual interest rate of 3.3%.
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

At December 31, 2018, we had $382 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $350 million. We do not expect to pay any significant U.S. federal income taxes in the next several years due to net operating loss carryforwards.
In 2018, the Company made $40 million in cash contributions to its U.S. qualified defined benefit pension plans in order to complete its funding requirements for 2018. Based on pension trust assets as of December 31, 2018, and the expected rate of return on pension assets in future years, we currently expect our annual funding requirements to the U.S. qualified defined benefit pension plans to be approximately $145 million in 2019 and in 2020, and to have annual funding requirements of approximately $100 million to these pension plans for the next few years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs, including currently projected required contributions to our pension plans. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. In addition, we regularly review our capital structure, various financing alternatives and conditions in the debt and equity markets in order to opportunistically enhance our capital structure. In connection therewith, we may seek to refinance or retire existing indebtedness, incur new or additional indebtedness or issue equity or equity-linked securities, in each case, depending on market and other conditions.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
Cash provided by operations for 2018 was $392.8 million, including cash provided by a $74.1 million reduction in managed working capital balances. This was despite $10.5 million in short-term advances for our funding of the A&T Stainless joint venture in 2018 during its production ramp-up and $40 million in cash contributions to ATI’s U.S. qualified defined benefit pension plans. Cash provided by operations was $22.4 million in 2017, despite a $135.0 million pension plan contribution and a use of cash of $111.8 million from higher managed working capital balances.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. With the adoption of the new revenue recognition accounting standard in 2018, we now include short-term contract assets and liabilities in the calculation of managed working capital. In 2017 and prior periods, portions of contract assets and liabilities were included in managed working capital. Prior managed working capital calculations were not revised for this accounting change. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We also measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. In 2018, managed working capital decreased to 31.6% of annualized total ATI sales compared to 38.1% of annualized sales at December 31, 2017, a 650 basis point reduction despite significant year-over-year business growth. The $74.1 million decrease in managed working capital in 2018 resulted from a $17.4 million decrease in accounts receivable, a $78.7 million increase in accounts payable and $71.4 million in short-term contract liabilities, partially offset by $51.2 million in short-term contracts assets and a $42.2 million increase in inventory. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by approximately 4% at year-end 2018 compared to 2017. Although inventories were approximately 3% higher for the year, they increased slower than our revenue growth rate, reflecting our ongoing efforts to reduce inventory levels across ATI. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, increased 12% in 2018 compared to 2017.
In 2017, managed working capital increased by $111.8 million, due primarily to expanding production levels to support business growth, including large pipeline project orders in our FRP segment, which were delivered to our customers in early 2018, along with initial materials received to support the A&T Stainless joint venture. The $111.8 million increase resulted from a $145.8 million increase in inventory and a $91.8 million increase in accounts receivable, partially offset by a $125.8 million decrease in accounts payable.

The components of managed working capital were as follows:

(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Accounts receivable	$527.8	$545.3	$452.1
Short-term contract assets	51.2	—	—
Inventory	1,211.1	1,176.1	1,037.0
Accounts payable	(498.8)	(420.1)	(294.3)
Short-term contract liabilities	(71.4)	—	—
Subtotal	1,219.9	1,301.3	1,194.8
Allowance for doubtful accounts	6.0	5.9	7.3
LIFO reserve	(2.9)	(43.1)	(97.3)
Inventory reserves	88.5	121.5	169.0
Managed working capital	$1,311.5	$1,385.6	$1,273.8
Annualized prior 3 months sales	$4,151.3	$3,639.5	$3,184.2
Managed working capital as a % of annualized sales	31.6%	38.1%	40.0%
December 31, 2018 change in managed working capital	$(74.1)
Cash used in investing activities was $145.1 million in 2018, including $139.2 million for capital expenditures and $10.0 million for the acquisition of Addaero, a leader in metal alloy-based additive manufacturing for the aerospace and defense industries, partially offset by proceeds from equipment disposals and other items. The 2018 capital expenditures primarily relate to HPMC growth projects including the previously announced new iso-thermal press and heat-treating expansion in Cudahy, WI, as well as significant expenditures on our FRP segment’s STAL joint venture’s expansion in China, which was placed in service in the third quarter 2018. The STAL joint venture expansion has been funded entirely through joint venture cash and operations.
Cash used in financing activities in 2018 was $7.3 million and consisted primarily of $10.0 million in dividend payments to the 40% noncontrolling interest in our STAL joint venture and a $5.9 million reduction in foreign credit facility borrowings, partially offset by $2.7 million for the sale of noncontrolling interest related to Next Gen Alloys, and $12.0 million of installment payments from our joint venture partner for the $17.5 million purchase price of its 50% joint venture interest in A&T Stainless. Cash provided by financing activities in 2017 was $9.2 million, as $397.8 million of proceeds from our November 2017 equity offering were largely offset by $353.0 million in long-term debt payments and $35.8 million for a debt extinguishment charge both of which reflect the redemption of our 2019 Notes.
At December 31, 2018, cash and cash equivalents on hand totaled $382.0 million, a $240.4 million increase from year-end 2017. Cash and cash equivalents held by our foreign subsidiaries was $87.9 million at December 31, 2018, of which $35.0 million was held by the STAL joint venture.
Debt
Total debt outstanding remained fairly consistent in 2018 at $1,552.5 million at December 31, 2018, following a decline in 2017 due to the redemption of the 2019 Notes in the fourth quarter of 2017.
In managing our overall capital structure, some of the measures on which we focus are debt to EBITDA, which measures our ability to repay our incurred debt, net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. We define EBITDA as income (loss) from continuing operations before interest and income taxes, plus depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding significant non-cash charges or credits, including goodwill impairment charges, restructuring charges including long-lived asset impairments, and other postretirement/pension curtailment and settlement gains and losses. We believe that EBITDA and Adjusted EBITDA are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. EBITDA and Adjusted EBITDA are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles.

All of these leverage ratios improved in 2018 primarily as a result of higher earnings. At year-end 2018, our debt to Adjusted EBITDA ratio was 3.07, compared to 4.32 at December 31, 2017.

	December 31, 2018	December 31, 2017
Income (loss) before income taxes	$247.7	$(86.5)
Interest expense	101.0	133.8
Depreciation and amortization	156.4	160.8
Impairment of goodwill	—	114.4
Debt extinguishment charge	—	37.0
Adjusted EBITDA	$505.1	$359.5
Total debt (a)	$1,552.5	$1,553.8
Debt to Adjusted EBITDA	3.07	4.32
At year-end 2018, our net debt to total capitalization was 38.3%, compared to 44.8% at December 31, 2017.

(In millions)	December 31, 2018	December 31, 2017
Total debt (a)	$1,552.5	$1,553.8
Less: Cash	(382.0)	(141.6)
Net debt	$1,170.5	$1,412.2
Total ATI stockholders’ equity	1,885.7	1,739.4
Net ATI capital	$3,056.2	$3,151.6
Net debt to ATI capital	38.3%	44.8%
Total debt to total capitalization was 45.2% at December 31, 2018 compared to 47.2% at December 31, 2017.

(In millions)	December 31, 2018	December 31, 2017
Total debt (a)	$1,552.5	$1,553.8
Total ATI stockholders’ equity	1,885.7	1,739.4
Total ATI capital	$3,438.2	$3,293.2
Total debt to ATI capital	45.2%	47.2%
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
In February 2016, the 2023 Notes reset one notch to the maximum 7.875% annual interest rate as a result of a credit rating downgrade by S&P. Any further credit rating downgrades have no effect on the interest rate of the 2023 Notes, and increases in our credit ratings from these ratings agencies would reduce interest expense incrementally on the 2023 Notes to the original 5.875% interest rate in a similar manner.
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
STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a separate $20 million revolving credit facility. Borrowings under the STAL revolving credit facility are in U.S. dollars based on U.S. interbank offered rates.

The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios.
A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Total Debt including Capital Leases	$1,552.5	$6.6	$506.7	$889.2	$150.0
Interest on Debt (A)	415.4	98.4	188.8	107.3	20.9
Operating Lease Obligations	95.6	20.4	34.5	24.3	16.4
Other Long-term Liabilities	76.5	—	24.1	13.8	38.6
Pension and OPEB Obligations (B)	988.2	193.6	329.8	266.9	197.9
Unconditional Purchase Obligations
Raw Materials (C)	1,438.6	428.5	477.7	199.8	332.6
Capital expenditures	60.4	50.0	10.4	—	—
Other (D)	161.7	86.0	43.6	21.0	11.1
Total	$4,788.9	$883.5	$1,615.6	$1,522.3	$767.5
Other Financial Commitments
Lines of Credit (E)	$469.7	$69.7	$—	$400.0	$—
Guarantees	$27.0

(A)
Amounts include contractual interest payments using the interest rates in effect as of December 31, 2018 applicable to the Company’s 2021 Notes, the Term Loan due 2022, the 2022 Convertible Notes, the 2023 Notes and the 6.95% Debentures due 2025.

(B)
Based on current actuarial studies, amounts include payments for the next 10 years to defined benefit pension plans, assuming the expected long-term returns on pension assets are achieved. Projections of minimum required payments to the U.S. qualified defined benefit pension plans are subject to significant uncertainty based on a number of factors including actual pension plan asset returns, changes in estimates of participant longevity, and changes in interest rates. Amounts also include actuarial projections of payments under other postemployment benefit plans for the next 10 years. In most retiree healthcare plans, our contributions are capped based on the cost as of a certain date. See Note 12, Retirement Benefits for further information.

(C)
We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2018, for raw material obligations with variable pricing.

(D)
We have various contractual obligations that extend through 2027 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.

(E)
At December 31, 2018, there were no amounts drawn under foreign credit agreements. Drawn amounts on the U.S. facility were $35.3 million utilized under the $400 million ABL facility for standby letters of credit, which renew annually. These letters of credit are used to support: $29.1 million in workers’ compensation and general insurance arrangements, $5.4 million related to environmental matters and $0.8 million for ATI’s assurance of performance to a customer.

Commitments and Contingencies
At December 31, 2018, our reserves for environmental remediation obligations totaled approximately $20 million, of which $8 million was included in other current liabilities. The increase in the reserves in 2018 compared to the $12 million of reserves in 2017 was largely a result of the pre-funding of obligations from other responsible parties to ATI. These reserves included estimated probable future costs of: $3 million for federal Superfund and comparable state-managed sites; $16 million for formerly owned or operated sites for remediation or indemnification obligations; and $1 million for owned or controlled sites at which our operations have been discontinued. We continue to evaluate whether we may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate. The timing of expenditures depends on a number of factors that vary by site. ATI expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.

At December 31, 2018, we had recognized asset retirement obligations (AROs) of $23 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
Labor Matters
New collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW) that cover approximately 900 employees were ratified in 2018, and there are no expired CBAs as of the end of 2018. The Company’s next significant CBA expiration date is in the first quarter of 2020 involving USW-represented employees located primarily within the FRP segment operations and at two facilities in the HPMC segment.
Retirement Benefits
All of ATI’s defined benefit pension plans are now closed to new entrants, and at most ATI operations with pension participants the plans are frozen for all future benefit accruals, with less than 10% of participants in ATI’s U.S. qualified defined benefit plans still earning additional pension service. Additionally, nearly all of the remaining collectively-bargained defined benefit retiree health care plans at ATI’s operations are closed to new entrants, with cost caps in place for these obligations. As a result of these actions, ATI’s retirement savings and other postretirement benefit programs have largely transitioned to a defined contribution structure.
At December 31, 2018, our U.S. qualified defined benefit pension plans were approximately 71% funded in accordance with generally accepted accounting principles, and were remeasured at that date using a 4.40% discount rate to measure the projected benefit obligation. For ERISA funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using an IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Based upon current regulations and actuarial studies, we currently expect to make approximately $145 million in annual cash contributions to the U.S. qualified defined benefit pension plans in 2019 and in 2020, and we expect to have average annual funding requirements of approximately $100 million to these pension plans for the next few years thereafter, using a 7.60% weighted average expected rate of return on pension plan assets. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets and the discount rates used to measure pension liabilities. Pension trust asset performance for both our accounting and ERISA funding calculations is determined using the market value of plan assets at the end of each year.
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
Inventories
At December 31, 2018, we had net inventory of $1,211.1 million. Inventories are stated at the lower of cost (LIFO, FIFO and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the years ended December 31, 2018 and 2017, the LIFO inventory valuation method resulted in cost of sales that were $28.6 million and $54.2 million, respectively, higher than would have been recognized under the FIFO methodology to value our inventory. Our NRV reserves were $8.0 million and $47.5 million at December 31, 2018 and 2017, respectively.

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
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Fiscal year ended December 31,
	2018	2017	2016
LIFO benefit (charge)	$(28.6)	$(54.2)	$(39.1)
NRV benefit (charge)	27.9	54.0	39.9
Net cost of sales impact	$(0.7)	$(0.2)	$0.8
We also recorded inventory valuation charges for the market-based valuation of Rowley-produced titanium sponge inventory. These lower of cost or market charges in 2016 were $17.7 million. Additionally, in the third quarter of 2016, in conjunction with the indefinite idling of our Rowley, UT titanium sponge facility, an additional $11.3 million charge was taken to revalue titanium sponge inventory based on revised assessments of industrial grade titanium market conditions and expected utilization of this inventory.

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
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. For our annual goodwill impairment evaluation performed in the fourth quarter of 2018, quantitative goodwill assessments were performed for the two HPMC reporting units with goodwill. Fair values were determined by using a quantitative assessment that may include discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any, which represents Level 3 unobservable information in the fair value hierarchy. These impairment assessments and valuation methods require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants we have identified. For example, our weighted average cost of capital used in our discounted cash flow assessments was approximately 10% and long-term growth rates ranged from 3% to 4%. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
For our annual goodwill impairment evaluation, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium in order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date. No impairments were determined to exist from the annual goodwill impairment evaluations for the years ended December 31, 2018, 2017 and 2016. For the 2018 evaluation, our two HPMC reporting units with goodwill had fair values that were significantly in excess of carrying value.
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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code. Changes impacting the ATI’s 2018 tax provision include the following:

(1) reducing the U.S. federal current and deferred rate to 21%;

(2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, with $5.9 million included in the 2018 tax provision;

(3) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, commonly referred to as Global Intangible Low-Taxed Income (GILTI), for which we are currently utilizing net operating losses (NOLs) prior to January 1, 2018 to offset the 2018 inclusion of $25.7 million;

(4) creating a new limitation on deductible interest expense, for which we have estimated the federal limitation to be $38 million in 2018, creating an indefinite lived deferred tax asset for which a valuation allowance was established. This limitation is affected by the interpretation of the meaning of depreciation in the proposed regulations, which could change as additional guidance and/or final regulations are issued.
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
The evaluation includes the consideration of all available evidence, both positive and negative, regarding the estimated future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, historical taxable income in prior carryback periods if carryback is permitted, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.  The verifiable evidence such as future reversals of existing temporary differences and the ability to carryback are considered before the subjective sources such as estimate future taxable income exclusive of temporary differences and tax planning strategies.  Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.
Since 2015, ATI results have reflected a three year cumulative loss from U.S. operations. As a result, we established $74.5 million in deferred tax asset valuation allowances in 2015, of which $68.4 million were for certain federal and state deferred tax assets. In 2016, the actions to indefinitely idle the Rowley, UT titanium sponge production facility resulted in a reassessment of the realizability of U.S. federal deferred tax assets. In 2016, ATI results of operations included an increase to deferred tax asset valuation allowances of $171.5 million, including an additional $165.8 million valuation allowance on federal and state deferred tax assets.

In 2017, ATI results reflected a partial release of the valuation allowance related to the federal and state deferred tax assets, along with the one-time transition tax inclusion in 2017. As discussed below, the transition tax inclusion presented in the year end 2017 financial statements reflected a reduction in the NOL deferred tax asset. This presentation was changed in 2018 based upon updated guidance whereby ATI utilized approximately $28.2 million of available tax credits instead of the NOL. This overall change in presentation is reflected within the 2018 effective tax rate.
In 2018, we reported income before tax of $247.7 million, of which $190.8 million is attributable to the U.S. The overall income, along with the GILTI inclusion for the year, resulted in ATI utilizing NOL deferred tax assets in 2018, which resulted in a U.S. valuation allowance release of approximately $46.3 million for 2018. ATI continues to maintain a valuation allowance on the net deferred tax assets for U.S. federal and state income tax purposes, with the exception of the indefinite lived deferred tax liability related to goodwill and the withholding tax liability associated with our permanent reinvestment assertion, as well as valuation allowances for certain foreign operations.
While we remain in a cumulative loss condition, our ability to evaluate the realizability of deferred tax assets is generally limited to the ability to offset timing differences on taxable income associated with deferred tax liabilities. Therefore, a change in estimate of deferred tax asset valuation allowances for federal, state, or foreign jurisdictions during this cumulative loss condition period will primarily be affected by changes in estimates of the time periods that deferred tax assets and liabilities will be realized, or on a limited basis to tax planning strategies that may result in a change in the amount of taxable income realized. At December 31, 2018, our deferred tax asset valuation allowance was $194.8 million.
Retirement Benefits

We have defined contribution retirement plans or benefit pension plans covering substantially all of our employees. We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Company contributions to defined contribution retirement plans are generally based on a percentage of eligible pay or based on hours worked, and are funded with cash. All of ATI’s defined benefit pension plans are now closed to new entrants, and at most ATI operations with pension participants the plans are frozen for all future benefit accruals, with less than 10% of participants in ATI’s U.S. qualified defined benefit plans still earning additional pension service. Additionally, nearly all of the remaining, collectively-bargained defined benefit retiree health care plans at ATI’s operations are closed to new entrants, with cost caps in place for these obligations. As a result of these actions, ATI’s retirement savings and other postretirement benefit programs have largely transitioned to a defined contribution structure.
Under U.S. generally accepted accounting principles, amounts recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income or expense in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected long-term return on pension plan investments was 7.75% in 2018, and the weighted average expected long-term rate of return on pension plan investments for 2019 will be 7.60%. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. The actual returns on pension plan assets for the last five years have been (4.8)% for 2018, 16.9% for 2017, 5.3% for 2016, (1.2)% for 2015, and 6.5% for 2014. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% would result in additional pre-tax annual income, or expense, of approximately $4 million. The cumulative difference between the expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the U.S. Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of our fiscal year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment, we established a discount rate of 4.40% for valuing the pension liabilities as of December 31, 2018, and for determining the pension expense for 2019. We had previously assumed a discount rate of 3.85% at the end of 2017 and 4.45% at the end of 2016. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate, by approximately $135 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate, by approximately $2 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
As discussed above, gains and losses due to differences between actual and expected results for investment returns on plan assets, changes in the discount rate used to value benefit obligations, and other changes in estimates such as participant life expectancy are deferred and recognized in the consolidated statement of operations over future periods. However for balance sheet presentation, these gains and losses are included in the determination of benefit obligations, net of plan assets, included on the year-end consolidated balance sheet. At December 31, 2018, the Company had approximately $1.5 billion of pre-tax net actuarial losses on its pension obligations, primarily related to an extended decline over the last several years in the discount rate used to value the pension obligations, as well as lower-than-expected pension asset returns in recent years. These actuarial losses have been recognized on the consolidated balance sheet through a reduction in stockholders’ equity, and are being recognized in the consolidated statement of operations through expense amortizations over future years. Due to all of ATI’s defined benefit plans being closed to new entrants, and in most cases frozen for future benefit accruals, the amortization period for accumulated other comprehensive loss recognition for all of these plans is average remaining life expectancy, which is approximately 17 years on a weighted average basis.
With respect to our postretirement plans, under most of the plans, our contributions towards retiree medical premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each fiscal year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2018, we determined the rate to be 4.35%, compared to a 3.80% discount rate in 2017, and a 4.35% discount rate in 2016. The estimated effect of changing the discount rate by 0.50% would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate, by approximately $15 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate, by approximately $1 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 6.4% in 2019 and is assumed to gradually decrease to 4.5% in the year 2038 and remain level thereafter. Assumed health care cost trend rates can have a significant effect on the benefit obligation for health care plans, however, the Company’s contributions for most of its’ retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.
New Accounting Pronouncements Adopted

In January 2018, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) related to revenue recognition with customers (ASC 606, Revenue from Contracts with Customers). The Company applied ASC 606 to all contracts not completed at January 1, 2018 and adopted the accounting standard using the modified retrospective method, with the cumulative effect of initially applying ASC 606 recognized at the beginning of the 2018 fiscal year. Comparative information has not been adjusted and continues to be reported under the previous accounting guidance. There was no material impact to 2018 results of operations as a result of the ASC 606 adoption. See Note 2 in Item 8. “Financial Statements and Supplementary Data” for further explanation related to this adoption, including all newly expanded disclosure requirements.
In January 2018, the Company adopted changes issued by the FASB related to changes to the accounting for defined benefit pension and other postretirement benefit expenses. This new guidance requires the disaggregation of the service cost component from the other components of net benefit cost. The service cost component of net benefit cost is now reported in the same line item on the consolidated statement of operations as other compensation costs arising from services rendered by the pertinent employees, while the other components of net benefit cost are now presented in the consolidated statement of operations separately, outside a subtotal of operating income. The amendments also provide explicit guidance to allow only the service cost component of net benefit cost to be eligible for capitalization. With this adoption, the change in presentation of net benefit cost in the consolidated statement of operations was applied retrospectively, and the change in capitalization for only service cost was applied prospectively. The Company adopted this new guidance using the practical expedient that permits the use of the amounts disclosed in the retirement benefits footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. This required accounting change did have a material impact to previously-reported operating income (loss) in the consolidated statement of operations due to the change in presentation of non-service cost expense components. For the fiscal years of 2017 and 2016, applying the practical expedient, operating results were higher by $54.3 million and $70.6 million, respectively, with the reclassification of this amount representing the other components of net benefit cost to a newly-created nonoperating retirement benefit expense category. There was no net impact to the reported results before income taxes as a result of this accounting change. This change in presentation of net benefit cost did not affect ATI’s measure of segment operating profit; all defined benefit pension and other postretirement benefit expense attributable to business segment operations remains a component of business segment financial performance. The Company did have a one-time, unfavorable impact of $5.4 million to pre-tax reported results in 2018 upon adoption, primarily affecting the Flat Rolled Products business segment, due to the change limiting only the service cost component of net benefit cost to be capitalizable into inventory.

In January 2018, the Company early adopted changes issued by the FASB related to changes to its accounting guidance for derivatives and hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Some changes resulting from this new guidance include the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, changes to the recognition and presentation of changes in the fair value of the hedging instrument, enhancement of the ability to use the critical-terms-match method for the cash flow hedge of groups of forecasted transactions when the timing of the hedged transactions does not perfectly match the hedging instrument’s maturity date, and the addition of new disclosure requirements and amendments to existing ones. The Company applied this new guidance to hedging relationships existing on January 1, 2018, the date of adoption. The adoption of these changes did not have a material impact on the Company’s financial statements, and disclosures in Note 10 reflect the requirements of this adoption.

In February 2018, the FASB issued limited changes to accounting standards to address the income tax accounting for certain provisions of the Tax Act. Accounting standards require the effect of a change in tax laws or rates on deferred tax assets and liabilities to be included in income from continuing operations in the reporting period that the change was enacted, including tax effects that were initially recognized directly in other comprehensive income at the previous rate. This results in stranded amounts in accumulated other comprehensive income (AOCI) related to the income tax rate differential, as the net-of-tax AOCI balance is not adjusted for the tax rate change. This new accounting guidance provides the option to make a one-time reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted U.S. federal tax rate under the Tax Act, calculated on the basis of the difference between the historical and newly enacted U.S. federal tax rate on deferred tax assets and liabilities related to items within AOCI. ATI adopted this new accounting guidance in 2018, electing not to make the one-time reclassification.

In August 2018, the FASB issued new accounting guidance for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance specifies which implementation costs can be capitalized in a hosting arrangement that is a service contract. The guidance aligns the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. This guidance is required to be adopted either retrospectively or prospectively by the Company beginning in fiscal year 2020 with early adoption permitted, including adoption in any interim period. The Company early adopted this guidance in 2018 on a retrospective basis, which did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued new disclosure guidance for defined benefit plans, which modified certain required disclosures. This guidance is required to be adopted retrospectively by the Company beginning in fiscal year 2021, with early adoption permitted. The Company early adopted this guidance in 2018, which did not have an impact on the Company’s consolidated financial statements other than disclosures.

Pending Accounting Pronouncements

In February 2016, the FASB issued new accounting guidance for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for ATI’s 2019 fiscal year, and management has adopted the standard effective January 1, 2019, electing the alternative transition method, which does not require the restatement of prior years. Management has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Management has also elected the practical expedient to not separate lease components from non-lease components, and will not be electing the hindsight practical expedient to determine the lease term. Management has made an accounting policy election to apply the short-term lease exception, which does not require the capitalization of leases with terms of 12 months or less.

The Company has completed the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. In addition, ATI has implemented a company-wide lease management system to assist in the accounting and has implemented additional changes to its processes and internal controls to ensure the standard’s reporting and disclosure requirements are met. The Company will recognize approximately $52 million of right of use assets and approximately $56 million of lease liabilities on its consolidated balance sheet on January 1, 2019 for operating leases as a result of this adoption. The adoption will not have a material impact on the Company’s results of operations or cash flows, but will result in increased financial statement footnote disclosures in 2019 regarding leases.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. In July 2018, we entered into a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 5.44% fixed interest rate.  The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The swap matures in January 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At December 31, 2018, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $0.5 million, comprised of $0.2 million in accrued liabilities and $0.3 million in other long-term liabilities.
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
At December 31, 2018, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. During the fiscal year ended December 31, 2016, due to changes in expected operating levels, we concluded that a portion of these natural gas cash flow hedges for 2016 and the first quarter of 2017 were ineffective based on forecast changes in underlying natural gas usage. We recognized $1.3 million of pre-tax losses for the ineffective portion of these cash flow hedges for the year ended December 31, 2016, which is reported in selling and administrative expenses on the consolidated statement of operations. At December 31, 2018, we hedged approximately 60% of our annual forecasted domestic requirements for natural gas for 2019 and approximately 40% for 2020. The net mark-to-market valuation of the outstanding natural gas hedges at December 31, 2018 was an unrealized pre-tax gain of $0.6 million, comprised of $0.8 million in prepaid expenses and other current assets, $0.2 million in other assets, $0.1 million in accrued liabilities, and $0.3 million in other long-term liabilities on the balance sheet. For the year ended December 31, 2018, the effects of natural gas hedging activity decreased cost of sales by $0.5 million.

Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2018 we used approximately 100 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $100 million. In addition, in 2018 we also used approximately 400 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $4 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of December 31, 2018, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders, for an aggregate amount of approximately 12 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 12% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At December 31, 2018, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $6.9 million, comprised of $1.2 million in prepaid expenses and other current assets, $0.8 million in other assets, $6.8 million in accrued liabilities, and $2.1 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 31, 2018, we held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 9 million euro with maturity dates through May 2019.
In 2015, we entered into 244.7 million euro notional value of foreign currency forward contracts designated as fair value hedges with 2016 and 2017 maturity dates. The Company recorded $2.7 million of charges during the fiscal year ended December 31, 2017 and $1.0 million of benefits during the fiscal year ended December 31, 2016 in costs of sales on the consolidated statement of operations for maturities and mark-to-market changes on these fair value hedges. There were no outstanding fair value hedges as of December 31, 2018 or 2017.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 7 million euro notional value outstanding as of December 31, 2018 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2019.
At December 31, 2018, the net mark-to-market valuation of the outstanding foreign currency forward contracts was not material.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Allegheny Technologies Incorporated and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
Pittsburgh, Pennsylvania
February 28, 2019

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

For the Years Ended December 31,	2018	2017	2016
Sales	$4,046.6	$3,525.1	$3,134.6

Cost of sales	3,416.3	3,028.1	2,911.8
Gross profit	630.3	497.0	222.8
Selling and administrative expenses	268.2	248.0	240.8
Impairment of goodwill	—	114.4	—
Restructuring charges	—	—	523.8
Operating income (loss)	362.1	134.6	(541.8)
Nonoperating retirement benefit expense	(33.9)	(54.3)	(70.6)
Interest expense, net	(101.0)	(133.8)	(124.0)
Debt extinguishment charge	—	(37.0)	—
Other income, net	20.5	4.0	2.4
Income (loss) before income taxes	247.7	(86.5)	(734.0)
Income tax provision (benefit)	11.0	(6.8)	(106.9)
Net income (loss)	236.7	(79.7)	(627.1)
Less: Net income attributable to noncontrolling interests	14.3	12.2	13.8
Net income (loss) attributable to ATI	$222.4	$(91.9)	$(640.9)

Basic net income (loss) attributable to ATI per common share	$1.78	$(0.83)	$(5.97)

Diluted net income (loss) attributable to ATI per common share	$1.61	$(0.83)	$(5.97)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

For the Years Ended December 31,	2018	2017	2016
Net income (loss)	$236.7	$(79.7)	$(627.1)
Currency translation adjustment
Unrealized net change arising during the period	(26.6)	39.1	(47.1)
Derivatives
Net derivatives gain (loss) on hedge transactions	(6.4)	14.3	21.2
Reclassification to net income (loss) of net realized loss (gain)	(11.7)	(7.2)	7.9
Income taxes on derivative transactions	—	—	9.5
Total	(18.1)	7.1	19.6
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	76.5	71.6	75.0
Net loss arising during the period	(141.4)	(42.7)	(92.1)
Prior service cost
Amortization to net income (loss) of net prior service credits	(2.6)	(1.6)	(0.4)
Income taxes on postretirement benefit plans	—	—	43.9
Total	(67.5)	27.3	(61.4)
Other comprehensive income (loss), net of tax	(112.2)	73.5	(88.9)
Comprehensive income (loss)	124.5	(6.2)	(716.0)
Less: Comprehensive income attributable to noncontrolling interests	8.1	19.8	4.1
Comprehensive income (loss) attributable to ATI	$116.4	$(26.0)	$(720.1)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$382.0	$141.6
Accounts receivable, net	527.8	545.3
Shot-term contract assets	51.2	—
Inventories, net	1,211.1	1,176.1
Prepaid expenses and other current assets	74.6	52.7
Total Current Assets	2,246.7	1,915.7
Property, plant and equipment, net	2,475.0	2,495.7
Goodwill	534.7	531.4
Other assets	245.4	242.6
Total Assets	$5,501.8	$5,185.4
Liabilities and Stockholders’ Equity
Accounts payable	$498.8	$420.1
Accrued liabilities	260.1	282.4
Short-term contract liabilities	71.4	—
Short-term debt and current portion of long-term debt	6.6	10.1
Total Current Liabilities	836.9	712.6
Long-term debt	1,535.5	1,530.6
Accrued postretirement benefits	318.4	317.8
Pension liabilities	730.0	697.0
Deferred income taxes	12.9	9.7
Long-term contract liabilities	7.3	—
Other long-term liabilities	69.2	73.2
Total Liabilities	3,510.2	3,340.9
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued- 126,695,171 shares at December 31, 2018 and 2017; outstanding-125,684,396 shares at December 31, 2018 and 125,857,197 shares at December 31, 2017	12.7	12.7
Additional paid-in capital	1,615.4	1,596.3
Retained earnings	1,422.0	1,184.3
Treasury stock: 1,010,775 shares at December 31, 2018 and 837,974 shares at December 31, 2017	(30.6)	(26.1)
Accumulated other comprehensive loss, net of tax	(1,133.8)	(1,027.8)
Total ATI Stockholders’ Equity	1,885.7	1,739.4
Noncontrolling Interests	105.9	105.1
Total Stockholders’ Equity	1,991.6	1,844.5
Total Liabilities and Stockholders’ Equity	$5,501.8	$5,185.4
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

For the Years Ended December 31,	2018	2017	2016
Operating Activities:
Net income (loss)	$236.7	$(79.7)	$(627.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	156.4	160.8	170.3
Deferred taxes	2.1	(1.4)	(119.8)
Gain on joint venture deconsolidation	(15.9)	—	—
Impairment of goodwill	—	114.4	—
Non-cash restructuring charges	—	—	471.3
Debt extinguishment charge	—	37.0	—
Change in operating assets and liabilities:
Retirement benefits	(32.6)	(110.3)	(80.0)
Accounts receivable	16.0	(93.2)	(51.8)
Inventories	(108.5)	(139.2)	234.7
Accounts payable	153.7	125.8	(51.2)
Accrued income taxes	1.4	(1.9)	9.3
Accrued liabilities and other	(16.5)	10.1	0.6
Cash provided by (used in) operating activities	392.8	22.4	(43.7)
Investing Activities:
Purchases of property, plant and equipment	(139.2)	(122.7)	(202.2)
Purchases of businesses	(10.0)	—	—
Asset disposals and other	4.1	3.1	2.2
Cash used in investing activities	(145.1)	(119.6)	(200.0)
Financing Activities:
Borrowings on long-term debt	7.1	8.5	387.5
Payments on long-term debt and capital leases	(6.4)	(353.0)	(2.7)
Net (payments) borrowings under credit facilities	(5.9)	1.6	3.1
Debt issuance costs	—	(0.8)	(10.4)
Debt extinguishment charge	—	(35.8)	—
Issuance of common stock	—	397.8	—
Dividends paid to shareholders	—	—	(25.8)
Dividends paid to noncontrolling interests	(10.0)	(8.0)	(16.0)
Sale to noncontrolling interest	14.4	3.7	—
Acquisition of noncontrolling interests	—	—	(12.2)
Shares repurchased for income tax withholding on share-based compensation	(6.5)	(4.8)	—
Cash (used in) provided by financing activities	(7.3)	9.2	323.5
Increase (decrease) in cash and cash equivalents	240.4	(88.0)	79.8
Cash and cash equivalents at beginning of year	141.6	229.6	149.8
Cash and cash equivalents at end of year	$382.0	$141.6	$229.6
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in consolidated balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity

	ATI Stockholders
(In millions, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2015	$11.0	$1,161.7	$1,945.9	$(21.3)	$(1,014.5)	$101.6	$2,184.4
Net income (loss)	—	—	(640.9)	—	—	13.8	(627.1)
Other comprehensive loss	—	—	—	—	(79.2)	(9.7)	(88.9)
Cash dividends on common stock ($0.24 per share)	—	—	(25.8)	—	—	—	(25.8)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Employee stock plans	—	27.1	(2.1)	(6.7)	—	—	18.3
Balance, December 31, 2016	$11.0	$1,188.8	$1,277.1	$(28.0)	$(1,093.7)	$89.6	$1,444.8
Net income (loss)	—	—	(91.9)	—	—	12.2	(79.7)
Other comprehensive income	—	—	—	—	65.9	7.6	73.5
Issuance of common stock	1.7	396.1	—	—	—	—	397.8
Dividends paid to noncontrolling interest	—	—	—	—	—	(8.0)	(8.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	3.7	3.7
Employee stock plans	—	11.4	(0.9)	1.9	—	—	12.4
Balance, December 31, 2017	$12.7	$1,596.3	$1,184.3	$(26.1)	$(1,027.8)	$105.1	$1,844.5
Net income	—	—	222.4	—	—	14.3	236.7
Other comprehensive loss	—	—	—	—	(106.0)	(6.2)	(112.2)
Cumulative effect of adoption of new accounting standard	—	—	15.5	—	—	—	15.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(10.0)	(10.0)
Sale of subsidiary shares to noncontrolling interest	—	—	—	—	—	2.7	2.7
Employee stock plans	—	19.1	(0.2)	(4.5)	—	—	14.4
Balance, December 31, 2018	$12.7	$1,615.4	$1,422.0	$(30.6)	$(1,133.8)	$105.9	$1,991.6
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries. The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statement of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting, whereby ATI’s carrying value of the equity method investment on the statement of financial position is the capital investment and any undistributed profit or loss, and is classified in Other (noncurrent) assets. The profit or loss attributable to ATI from equity method investments is included in the results of operations. See Note 6 for further explanation of the Company’s joint ventures. Intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, “Allegheny Technologies,” “ATI” and the “Company” refer to Allegheny Technologies Incorporated and its subsidiaries.
Risks and Uncertainties and Use of Estimates
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable. Certain prior year amounts have been reclassified in order to conform with the 2018 presentation.
The Company markets its products to a diverse customer base, principally throughout the United States. No single customer accounted for more than 10% of sales for any year presented. The major end markets for the ATI’s products are customers in the aerospace & defense, oil & gas, electrical energy, automotive, construction and mining, food equipment and appliances, and medical markets.
At December 31, 2018, ATI has approximately 8,800 full-time employees, of which approximately 15% are located outside the United States. Approximately 40% of ATI’s workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW). New CBAs were ratified in 2018 with approximately 900 USW-represented employees, and there are no expired CBAs as of the end of 2018. The Company’s next significant CBA expiration date is in the first quarter of 2020 involving USW-represented employees located primarily within the Flat Rolled Products segment operations and at two facilities in the High Performance Materials & Components segment.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments that are readily convertible to cash with original maturities of three months or less.
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $6.0 million and $5.9 million at December 31, 2018 and 2017, respectively. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectability of specific accounts. Amounts are written-off against the reserve in the period it is determined that the receivable is uncollectible.
Inventories
Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods.
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
Long-Lived Assets
Property, plant and equipment are recorded at cost, including capitalized interest, and include long-lived assets acquired under capital leases. Depreciation is primarily recorded using the straight-line method. Property, plant and equipment associated with the Hot-Rolling and Processing Facility (HRPF) in the Flat Rolled Products segment, and the Company’s idled Rowley titanium sponge production facility in the High Performance Materials & Components segment (prior to its indefinite idling in August 2016 - see Note 17 for further explanation), are being depreciated utilizing the units of production method of depreciation, which the Company believes provides a better matching of costs and revenues. The Company periodically reviews estimates of useful life and production capacity assigned to new and in service assets. Significant enhancements, including major maintenance activities that extend the lives of property and equipment, are capitalized. Costs related to repairs and maintenance are charged to expense in the period incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.
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
Goodwill
Goodwill is reviewed annually for impairment, or more frequently if impairment indicators arise. The review for goodwill impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of the carrying value over the calculated fair value.
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
The following is the Company’s accounting policy as it relates to the five-step analysis for revenue recognition:

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

3.
Determine the transaction price: Pricing is also defined on a sales order acknowledgment on a line item basis and includes an estimate of variable consideration when required by the terms of the individual customer contract. Variable consideration is when the selling price of the good is not known, or is subject to adjustment under certain conditions. Types of variable consideration may include volume discounts, customer rebates and surcharges. ATI also provides assurances that goods or services will meet the product specifications contained within the acknowledged customer contract. As such, returns and refunds reserves are estimated based upon past product line history or, at certain locations, on a claim by claim basis.

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
Research and Development
Our research, development and technical service activities are closely interrelated and are directed toward development of new products, improvement of existing products, cost reduction, process improvement and control, quality assurance and control, development of new manufacturing methods, and improvement of existing manufacturing methods. Research and development costs are expensed as incurred. Company funded research and development costs were $22.7 million in 2018, $13.3 million in 2017, and $14.7 million in 2016. Customer funded research and development costs were $2.2 million in 2018, $1.4 million in 2017, and $2.2 million in 2016.
Stock-based Compensation
The Company accounts for stock-based compensation transactions, such as nonvested stock and performance equity awards, using fair value. Compensation expense for an award is estimated at the date of grant and is recognized over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized on plans which vest based solely on the attainment of market conditions, such as total shareholder return measures, is not adjusted based on the award attainment status at the end of the measurement period. Compensation expense is adjusted for estimated forfeitures over the award measurement period.
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
The Company evaluates on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding the estimated future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, historical taxable income in prior carryback periods if carryback is permitted, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.  The verifiable evidence such as future reversals of existing temporary differences and the ability to carryback are considered before the subjective sources such as estimate future taxable income exclusive of temporary differences and tax planning strategies.
It is the Company’s policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. It is also the Company’s policy to recognize deferred tax amounts stranded in accumulated other comprehensive income (AOCI), which result from tax rate differences on changes in AOCI balances, as an element of income tax expense in the period that the related balance sheet item associated with the AOCI balance ceases to exist. In the case of derivative financial instruments accounted for as hedges, or marketable securities, ATI uses the portfolio method where the stranded deferred tax amount is recognized when all items of a particular category, such as cash flow hedges of a particular risk such as a foreign currency hedge, are settled. In the case of defined benefit pension and other postretirement benefit plans, the stranded deferred tax balance is recognized as an element of income tax expense in the period the benefit plan is extinguished.
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

In January 2018, the Company adopted changes issued by the FASB related to changes to the accounting for defined benefit pension and other postretirement benefit expenses. This new guidance requires the disaggregation of the service cost component from the other components of net benefit cost. The service cost component of net benefit cost is now reported in the same line item on the consolidated statement of operations as other compensation costs arising from services rendered by the pertinent employees, while the other components of net benefit cost are now presented in the consolidated statement of operations separately, outside a subtotal of operating income. The amendments also provide explicit guidance to allow only the service cost component of net benefit cost to be eligible for capitalization. With this adoption, the change in presentation of net benefit cost in the consolidated statement of operations was applied retrospectively, and the change in capitalization for only service cost was applied prospectively. The Company adopted this new guidance using the practical expedient that permits the use of the amounts disclosed in the retirement benefits footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. This required accounting change did have a material impact to previously-reported operating income (loss) in the consolidated statement of operations due to the change in presentation of non-service cost expense components. For the fiscal years of 2017 and 2016, applying the practical expedient, operating results were higher by $54.3 million and $70.6 million, respectively, with the reclassification of this amount representing the other components of net benefit cost to a newly-created nonoperating retirement benefit expense category. There was no net impact to the reported results before income taxes as a result of this accounting change. This change in presentation of net benefit cost did not affect ATI’s measure of segment operating profit; all defined benefit pension and other postretirement benefit expense attributable to business segment operations remains a component of business segment financial performance. The Company did have a one-time, unfavorable impact of $5.4 million to pre-tax reported results in 2018 upon adoption, primarily affecting the Flat Rolled Products business segment, due to the change limiting only the service cost component of net benefit cost to be capitalizable into inventory.

In January 2018, the Company early adopted changes issued by the FASB related to changes to its accounting guidance for derivatives and hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Some changes resulting from this new guidance include the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, changes to the recognition and presentation of changes in the fair value of the hedging instrument, enhancement of the ability to use the critical-terms-match method for the cash flow hedge of groups of forecasted transactions when the timing of the hedged transactions does not perfectly match the hedging instrument’s maturity date, and the addition of new disclosure requirements and amendments to existing ones. The Company applied this new guidance to hedging relationships existing on January 1, 2018, the date of adoption. The adoption of these changes did not have a material impact on the Company’s financial statements, and disclosures in Note 10 reflect the requirements of this adoption.

In February 2018, the FASB issued limited changes to accounting standards to address the income tax accounting for certain provisions of the Tax Cuts and Jobs Act (the “Tax Act”). Accounting standards require the effect of a change in tax laws or rates on deferred tax assets and liabilities to be included in income from continuing operations in the reporting period that the change was enacted, including tax effects that were initially recognized directly in other comprehensive income at the previous rate. This results in stranded amounts in AOCI related to the income tax rate differential, as the net-of-tax AOCI balance is not adjusted for the tax rate change. This new accounting guidance provides the option to make a one-time reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted U.S. federal tax rate under the Tax Act, calculated on the basis of the difference between the historical and newly enacted U.S. federal tax rate on deferred tax assets and liabilities related to items within AOCI. ATI adopted this new accounting guidance in 2018, electing not to make the one-time reclassification.

In August 2018, the FASB issued new accounting guidance for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance specifies which implementation costs can be capitalized in a hosting arrangement that is a service contract. The guidance aligns the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. This guidance is required to be adopted either retrospectively or prospectively by the Company beginning in fiscal year 2020 with early adoption permitted, including adoption in any interim period. The Company early adopted this guidance in 2018 on a retrospective basis, which did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued new disclosure guidance for defined benefit plans, which modified certain required disclosures. This guidance is required to be adopted retrospectively by the Company beginning in fiscal year 2021, with early adoption permitted. The Company early adopted this guidance in 2018, which did not have an impact on the Company’s consolidated financial statements other than disclosures.
Pending Accounting Pronouncements

In February 2016, the FASB issued new accounting guidance for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for ATI’s 2019 fiscal year, and management has adopted the standard effective January 1, 2019, electing the alternative transition method, which does not require the restatement of prior years. Management has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Management has also elected the practical expedient to not separate lease components from non-lease components, and will not be electing the hindsight practical expedient to determine the lease term. Management has made an accounting policy election to apply the short-term lease exception, which does not require the capitalization of leases with terms of 12 months or less.

The Company has completed the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. In addition, ATI has implemented a company-wide lease management system to assist in the accounting and has implemented additional changes to its processes and internal controls to ensure the standard’s reporting and disclosure requirements are met. The Company will recognize approximately $52 million of right of use assets and approximately $56 million of lease liabilities on its consolidated balance sheet on January 1, 2019 for operating leases as a result of this adoption. The adoption will not have a material impact on the Company’s results of operations or cash flows, but will result in increased financial statement footnote disclosures in 2019 regarding leases.

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
Note 2. Revenue from Contracts with Customers
Adoption Method and Impact
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers. The Company applied ASC 606 to all contracts not completed at January 1, 2018 and adopted the accounting standard using the modified retrospective method, with the cumulative effect of initially applying ASC 606 recognized at the beginning of the 2018 fiscal year.

Comparative information has not been adjusted and continues to be reported under the previous accounting guidance. The Company recognized a $15.5 million increase to retained earnings at the beginning of the 2018 fiscal year for the cumulative effect of adoption of this standard, representing the favorable impact to prior results had the over-time revenue recognition requirements under ASC 606 been applied to several customer agreements. Contract assets of $49.7 million were recorded, along with a $34.2 million reduction to work-in-process inventory as a result of the ASC 606 adoption using the modified retrospective method. A portion of the cumulative effect impact of over-time revenue recognition related to inventory that is valued utilizing the last-in, first-out (LIFO) costing methodology. As such, an $11.8 million adjustment to the LIFO inventory valuation balance was required, with an equal and offsetting adjustment to net realizable value (NRV) inventory reserves, resulting in no net cumulative effect retained earnings impact for LIFO using the modified retrospective adoption method. See Note 3 for further information on inventory.
In addition, as a result of this over-time recognition of these customer agreements, fiscal year 2018 sales on the consolidated statement of operations were lower by $4.3 million and cost of sales were lower by $5.4 million as compared to what those amounts would have been under the previous revenue recognition guidance. On the consolidated balance sheet, inventories, net, were $5.4 million higher at December 31, 2018 as compared to what this amount would have been under the previous guidance. Also, $45.3 million of contract assets were recognized on the consolidated balance sheet at December 31, 2018 ($45.2 million in short-term contract assets and $0.1 million in other long-term assets) related to this over-time revenue recognition.
Also, as of January 1, 2018, amounts related largely to cash in advance from customers and progress billings were reclassified on the consolidated balance sheet to contract assets and liabilities in accordance with the new accounting guidance. Such reclassification resulted in a $3.9 million increase in accounts receivable, $28.8 million increase in inventories, net, $44.8 million decrease in accrued liabilities, and $10.7 million decrease in other-long term liabilities on January 1, 2018, with an offsetting increase in contract assets and liabilities ($3.7 million in short-term contracts assets, $69.7 million in short-term contract liabilities and $22.2 million in other long-term liabilities). There was no impact to cash flow from operating activities on the consolidated statement of cash flows as a result of this accounting standard adoption. As of December 31, 2018, accounts receivable were higher by $3.9 million, inventories were higher by $9.5 million, accrued liabilities were lower by $52.0 million, and other long-term liabilities were lower by $7.3 million due to these reclassifications to contract assets and liabilities ($6.0 million in short-term contract assets, $71.4 million short-term contract liabilities and $7.3 million in long-term contract liabilities).
Disaggregation of Revenue
The Company operates in two business segments; High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets, and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the fiscal years ended December 31, 2018, 2017 and 2016 were as follows:

(in millions)	2018			2017			2016
	HPMC	FRP	Total	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Global Markets:
Aerospace & Defense	$1,771.3	$194.2	$1,965.5	$1,568.9	$149.2	$1,718.1	$1,439.2	$151.2	$1,590.4
Oil & Gas	74.9	471.3	546.2	63.9	354.3	418.2	46.5	234.3	280.8
Automotive	9.5	313.9	323.4	8.8	264.9	273.7	7.6	225.2	232.8
Food Equipment & Appliances	0.4	244.5	244.9	1.1	224.9	226.0	1.8	170.4	172.2
Electrical Energy	131.4	103.1	234.5	113.1	79.1	192.2	129.1	103.5	232.6
Construction/Mining	72.8	153.2	226.0	51.1	141.8	192.9	36.7	123.9	160.6
Medical	168.5	14.6	183.1	170.4	12.6	183.0	185.3	10.5	195.8
Electronics/Computers/Communications	7.9	149.0	156.9	4.4	147.2	151.6	3.4	106.3	109.7
Other	97.5	68.6	166.1	85.7	83.7	169.4	80.8	78.9	159.7
Total	$2,334.2	$1,712.4	$4,046.6	$2,067.4	$1,457.7	$3,525.1	$1,930.4	$1,204.2	$3,134.6

(in millions)	2018			2017			2016
	HPMC	FRP	Total	HPMC	FRP	Total	HPMC	FRP	Total
Primary Geographical Market:
United States	$1,214.1	$1,134.0	$2,348.1	$1,096.5	$974.1	$2,070.6	$1,057.3	$800.2	$1,857.5
China	83.1	236.9	320.0	51.1	214.5	265.6	57.8	156.3	214.1
Germany	192.7	54.5	247.2	170.5	46.6	217.1	137.4	40.3	177.7
United Kingdom	232.4	9.7	242.1	220.9	10.7	231.6	171.1	12.7	183.8
Japan	136.5	78.4	214.9	95.2	36.5	131.7	113.4	38.5	151.9
France	172.7	10.9	183.6	157.8	7.8	165.6	134.9	7.7	142.6
Rest of World	302.7	188.0	490.7	275.4	167.5	442.9	258.5	148.5	407.0
Total	$2,334.2	$1,712.4	$4,046.6	$2,067.4	$1,457.7	$3,525.1	$1,930.4	$1,204.2	$3,134.6

Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. FRP conversion services are excluded from this presentation.

	2018			2017			2016
	HPMC	FRP	Total	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Products:
High-Value Products
Nickel-based alloys and specialty alloys	31%	28%	30%	31%	24%	28%	29%	25%	28%
Precision forgings, castings and components	34%	—%	20%	32%	—%	19%	29%	—%	18%
Titanium and titanium-based alloys	25%	5%	17%	26%	5%	17%	29%	4%	20%
Precision and engineered strip	—%	33%	14%	—%	34%	14%	—%	36%	13%
Zirconium and related alloys	10%	—%	5%	11%	—%	6%	13%	—%	8%
Total High-Value Products	100%	66%	86%	100%	63%	84%	100%	65%	87%
Standard Products
Stainless steel sheet	—%	20%	8%	—%	21%	9%	—%	19%	7%
Specialty stainless sheet	—%	10%	4%	—%	12%	5%	—%	11%	4%
Stainless steel plate and other	—%	4%	2%	—%	4%	2%	—%	5%	2%
Total Standard Products	—%	34%	14%	—%	37%	16%	—%	35%	13%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company maintains a backlog of confirmed orders totaling $2.2 billion, $2.1 billion and $1.7 billion at December 31, 2018, 2017 and 2016, respectively. Due to the structure of the Company’s LTAs, 85% of this backlog at December 31, 2018 represented booked orders with performance obligations that will be satisfied within the next twelve months. The backlog does not reflect any elements of variable consideration.
Accounts Receivable
As of December 31, 2018 and 2017, accounts receivable with customers were $533.8 million and $550.9 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts for the fiscal years ended December 31, 2018, 2017 and 2016:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts
Balance as of December 31, 2015	$4.5
Expense to increase the reserve	4.8
Write-off of uncollectible accounts	(2.0)
Balance as of December 31, 2016	7.3
Expense to increase the reserve	0.1
Write-off of uncollectible accounts	(1.5)
Balance as of December 31, 2017	5.9
Expense to increase the reserve	1.9
Write-off of uncollectible accounts	(1.8)
Balance as of December 31, 2018	$6.0

Contract balances
The following represents the rollforward of contract assets and liabilities for the fiscal year ended December 31, 2018:

(in millions)
Contract Assets
Short-term
Balance as of January 1, 2018	$36.5
Recognized in current year	92.9
Reclassified to accounts receivable	(95.8)
Impairment	—
Reclassification to/from long-term	16.8
Other	0.8
Balance as of December 31, 2018	$51.2

Long-term
Balance as of January 1, 2018	$16.9
Recognized in current year	—
Reclassified to accounts receivable	—
Impairment	—
Reclassification to/from short-term	(16.8)
Balance as of December 31, 2018	$0.1

(in millions)
Contract Liabilities
Short-term
Balance as of January 1, 2018	$69.7
Recognized in current year	76.7
Amounts in beginning balance reclassified to revenue	(49.6)
Current year amounts reclassified to revenue	(42.7)
Other	2.7
Reclassification to/from long-term	14.6
Balance as of December 31, 2018	$71.4

Long-term
Balance as of January 1, 2018	$22.2
Recognized in current year	0.7
Amounts in beginning balance reclassified to revenue	(1.0)
Current year amounts reclassified to revenue	—
Other	—
Reclassification to/from short-term	(14.6)
Balance as of December 31, 2018	$7.3
Contract costs for obtaining and fulfilling a contract were $5.2 million as of December 31, 2018, which are reported in other long-term assets on the consolidated balance sheet. Amortization expense for the fiscal year ended December 31, 2018 of these contract costs was $1.2 million.

Note 3. Inventories
Inventories at December 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Raw materials and supplies	$191.5	$162.8
Work-in-process	914.1	955.5
Finished goods	191.1	165.0
Total inventories at current cost	1,296.7	1,283.3
Adjustment from current cost to LIFO cost basis	2.9	43.1
Inventory valuation reserves	(88.5)	(121.5)
Progress payments	—	(28.8)
Total inventories, net	$1,211.1	$1,176.1
Inventories, before progress payments, determined on the LIFO method were $794.3 million at December 31, 2018, and $821.2 million at December 31, 2017. The remainder of the inventory was determined using the FIFO and average cost methods, and these inventory values do not differ materially from current cost. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains net realizable value (NRV) inventory valuation reserves to adjust carrying value of LIFO inventory to current replacement cost. These NRV reserves were $8.0 million and $47.5 million at December 31, 2018 and 2017, respectively. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not exceed net realizable value reduced by an allowance for a normal profit margin). Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Fiscal year ended December 31,
	2018	2017	2016
LIFO benefit (charge)	$(28.6)	$(54.2)	$(39.1)
NRV benefit (charge)	27.9	54.0	39.9
Net cost of sales impact	$(0.7)	$(0.2)	$0.8
During 2018, inventory usage resulted in liquidations of LIFO inventory quantities, decreasing cost of sales by $0.8 million. During 2017 and 2016, inventory usage resulted in liquidations of LIFO inventory quantities, increasing cost of sales by $4.6 million and $61.5 million, respectively. These inventories were carried at differing costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases.
The results for fiscal year 2016 included $17.7 million in inventory valuation charges related to the market-based valuation of titanium products. Additionally, in the third quarter of 2016, in conjunction with the indefinite idling of the Company’s Rowley, UT titanium sponge facility (see Note 17 for further explanation), an additional $11.3 million charge was taken to revalue titanium sponge inventory based on revised assessments of industrial grade titanium market conditions and expected utilization of this inventory.
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

Note 4. Property, Plant and Equipment
Property, plant and equipment at December 31, 2018 and 2017 was as follows:

(In millions)	2018	2017
Land	$31.5	$31.7
Buildings	851.7	844.5
Equipment and leasehold improvements	3,622.7	3,597.6
	4,505.9	4,473.8
Accumulated depreciation and amortization	(2,030.9)	(1,978.1)
Total property, plant and equipment, net	$2,475.0	$2,495.7
Construction in progress at December 31, 2018 and 2017 was $83.7 million and $90.7 million, respectively. Depreciation and amortization for the years ended December 31, 2018, 2017 and 2016 was as follows:

(In millions)	2018	2017	2016
Depreciation of property, plant and equipment	$131.9	$135.2	$141.9
Software and other amortization	24.5	25.6	28.4
Total depreciation and amortization	$156.4	$160.8	$170.3
Note 5. Goodwill and Other Intangible Assets
At December 31, 2018, the Company had $534.7 million of goodwill on its consolidated balance sheet, all of which relates to the High Performance Materials & Components (HPMC) segment. Goodwill increased $3.3 million in 2018 as a result of $6.0 million from the acquisition of Addaero Manufacturing (Addaero), offset by $2.7 million from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.
On July 12, 2018, the Company acquired the assets of Addaero for $10.0 million of cash consideration. Addaero is a leader in metal alloy-based additive manufacturing for the aerospace and defense industries, located in New Britain, CT. Management expects the acquisition to expand the Company’s capabilities to provide comprehensive customer solutions ranging from the design of parts for additive manufacturing to the production of ready-to-install components. The acquisition of Addaero is another building block in the strategy to enhance ATI’s full specialty materials capabilities to provide end customers with finished products. This business is reported as part of the HPMC segment from the date of the acquisition. The purchase price allocation includes a $2.0 million technology intangible asset and goodwill of $6.0 million, which is deductible for tax purposes. The final allocation of the purchase price was completed in the third quarter of 2018.
The Company performs its annual goodwill impairment evaluations in the fourth quarter of each year. For the Company’s annual goodwill impairment evaluation performed in the fourth quarter of 2018, quantitative goodwill assessments were performed for the two HPMC reporting units with goodwill. Both of these reporting units had fair values that were significantly in excess of carrying value, and as a result, no impairments were determined to exist from the annual goodwill impairment evaluation for the year ended December 31, 2018. In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium.
During the third quarter of 2017, the Company performed an interim goodwill impairment analysis on ATI Cast Products, a titanium investment casting business, due to impairment indicators including lower actual results versus projections. This reporting unit had a fair value that exceeded carrying value by 12% according to the 2016 annual goodwill impairment evaluation. For the 2017 interim impairment analysis, fair value was determined by using a quantitative assessment using a discounted cash flow technique, which represents Level 3 unobservable information in the fair value hierarchy. As a result of the 2017 interim goodwill impairment evaluation, the Company determined that the fair value of the Cast Products business was significantly below the carrying value, including goodwill. This was primarily due to lower projected revenues, profitability and cash flows associated with revised expectations for the rate of operational improvement and profitability of this business based on current customer agreements. Consequently, during the third quarter of 2017, the Company recorded a $114.4 million pre-tax impairment charge to write-off all of the goodwill associated with ATI Cast Products, most of which was assigned from the Company’s 2011 Ladish acquisition that was not deductible for income tax purposes. This goodwill impairment charge was excluded from 2017 HPMC business segment results.

There were no goodwill impairments for the year ended December 31, 2016. Accumulated goodwill impairment losses as of December 31, 2018 and 2017 were both $241.0 million.
Other intangible assets, which are included in Other assets on the accompanying consolidated balance sheets as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
(in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Technology	$93.4	$(31.9)	$91.4	$(27.4)
Customer relationships	35.7	(10.6)	35.7	(9.1)
Trademarks	64.6	(21.5)	64.6	(17.2)
Total amortizable intangible assets	$193.7	$(64.0)	$191.7	$(53.7)
Amortization expense related to intangible assets was approximately $10 million for the years ended December 31, 2018, 2017 and 2016. For each of the years ending December 31, 2019 through 2023, annual amortization expense is expected to be approximately $10 million.
Note 6. Joint Ventures

The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statement of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting. Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $24 million at December 31, 2018.

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (STAL). The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s Flat Rolled Products segment, and manufactures Precision Rolled Strip stainless products mainly for the electronics, communication equipment, computers and automotive markets located in Asia. Cash and cash equivalents held by STAL as of December 31, 2018 were $35.0 million.

Next Gen Alloys LLC:
During 2017, the Company formed Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology.  ATI owns a 51% interest in this joint venture. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Next Gen Alloys LLC funds its’ development activities through the sale of shares to the two joint venture partners, and in 2018 the Company received $2.7 million from sales of noncontrolling interests to its joint venture partner, which is reported as a financing activity on the consolidated statements of cash flows. Cash and cash equivalents held by this joint venture as of December 31, 2018 were $10.1 million.

Equity Method Joint Ventures

A&T Stainless:
On March 1, 2018, the Company announced the formation of the Allegheny & Tsingshan Stainless (A&T Stainless) joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased a 50% joint venture interest in A&T Stainless for $17.5 million, of which $12.0 million was received in 2018 and reported as a financing activity on the consolidated statements of cash flows. The A&T Stainless operations include the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provides hot-rolling conversion services to A&T Stainless using the FRP segment’s Hot-Rolling and Processing Facility. As a result of this sale of a 50% noncontrolling interest and the subsequent deconsolidation of the A&T Stainless entity, the Company recognized a $15.9 million gain during the first quarter of 2018 under deconsolidation and derecognition accounting guidance covering the loss of control of a subsidiary determined to be a business. The gain, including ATI’s retained 50% share, was based on the fair value of the joint venture, as determined by the cash purchase price for the noncontrolling interest, and is reported in other income, net on the consolidated statement of operations, and is excluded from FRP segment results. Following this deconsolidation, ATI accounts for the A&T Stainless joint venture under the equity method of accounting.

ATI’s share of the A&T Stainless joint venture results was a $3.9 million loss for the fiscal year ended December 31, 2018, which is included in the FRP segment’s operating results, and within other income, net, on the consolidated statements of operations. In late March 2018, ATI filed for an exclusion from the recently enacted Section 232 tariffs on behalf of the A&T Stainless JV, which imports semi-finished stainless slab products from Indonesia. In the absence of an exclusion, these slabs are subject to the 25% tariff levied on all stainless steel products imported into the United States. The Company continues to work within the U.S. Commerce Department’s Section 232 tariff exclusion request process to secure an exclusion on behalf of the A&T Stainless joint venture. 2018 results of A&T Stainless were negatively impacted by these tariffs. Sales to A&T Stainless, which are included in ATI’s consolidated statement of operations for the 2018 fiscal year, were $4.1 million. At December 31, 2018, accounts receivable from A&T Stainless were $0.6 million and a receivable for short-term advances for ATI’s funding of the A&T Stainless joint venture during its production ramp-up, which is reported in prepaid expenses and other assets on the consolidated balance sheet and within operating activities on the consolidated cash flow statement, was $10.5 million.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti LLC (Uniti), with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $2.9 million in 2018, $0.6 million in 2017, and $0.5 million in 2016, which is included in FRP segment’s operating results, and within other income, net in fiscal year ended December 31, 2018 on the consolidated statement of operations. This equity income is classified in cost of sales for the fiscal years ended December 31, 2017 and 2016 on the consolidated statements of operations. Sales to Uniti, which are included in ATI’s consolidated statements of operations, were $49.4 million in 2018, $38.6 million in 2017, and $20.3 million in 2016. Accounts receivable from Uniti were $1.8 million and $1.2 million at December 31, 2018 and 2017, respectively.
Note 7. Asset Retirement Obligations
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (AROs) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2018, the Company had recognized AROs of $23.1 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
Changes in asset retirement obligations for the years ended December 31, 2018 and 2017 were as follows:

(In millions)	2018	2017
Balance at beginning of year	$23.5	$23.3
Accretion expense	0.8	0.8
Payments	(1.2)	(0.7)
Revision of estimates	—	0.1
Balance at end of year	$23.1	$23.5
Note 8. Supplemental Financial Statement Information
Cash and cash equivalents at December 31, 2018 and 2017 were as follows:

(In millions)	2018	2017
Cash	$264.4	$140.2
Other short-term investments	117.6	1.4
Total cash and cash equivalents	$382.0	$141.6

Accrued liabilities included salaries, wages and other payroll-related liabilities of $70.5 million and $61.6 million, and accrued interest of $36.6 million and $36.2 million at December 31, 2018 and 2017, respectively.
Other income (expense) for the years ended December 31, 2018, 2017, and 2016 was as follows:

(In millions)	2018	2017	2016
Rent and royalty income	$3.1	$3.5	$1.4
Net gains on property and investments	1.3	0.5	1.0
Net equity loss on joint ventures (See Note 6)	(1.0)	—	—
Gain on joint venture deconsolidation (See Note 6)	15.9	—	—
Other	1.2	—	—
Total other income, net	$20.5	$4.0	$2.4
Note 9. Debt
Debt at December 31, 2018 and 2017 was as follows:

(In millions)	2018	2017
Allegheny Technologies $500 million 5.875% Senior Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies $500 million 5.95% Senior Notes due 2021	500.0	500.0
Allegheny Technologies $287.5 million 4.75% Convertible Senior Notes due 2022	287.5	287.5
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Term Loan due 2022	100.0	100.0
U.S. revolving credit facility	—	—
Foreign credit agreements	—	6.3
Other	15.0	10.0
Debt issuance costs	(10.4)	(13.1)
Total short-term and long-term debt	1,542.1	1,540.7
Short-term debt and current portion of long-term debt	6.6	10.1
Total long-term debt	$1,535.5	$1,530.6

(a)	Bearing interest at 7.875% effective February 15, 2016.
In December 2017, the Company redeemed all $350 million aggregate principal amount of the 9.375% Senior Notes due 2019, resulting in a $37.0 million pre-tax debt extinguishment charge, which included a $35.8 million cash payment as a make-whole provision on the early extinguishment of debt, and a $1.2 million charge for previously-unrecognized debt issue costs.
Interest expense was $102.1 million in 2018, $134.9 million in 2017, and $125.4 million in 2016. Interest expense was reduced by $4.1 million, $2.6 million, and $4.7 million, in 2018, 2017, and 2016, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $102.6 million in 2018, $133.8 million in 2017, and $127.2 million in 2016. Net interest expense includes interest income of $1.1 million in 2018, $1.1 million in 2017, and $1.4 million in 2016.
Scheduled principal payments during the next five years are $6.6 million in 2019, $4.7 million in 2020, $502.0 million in 2021, $388.8 million in 2022, and $500.4 million in 2023.
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
In February 2016, the 2023 Notes reset one notch to the maximum 7.875% annual interest rate as a result of a credit rating downgrade by S&P. Any further credit rating downgrades have no effect on the interest rate of the 2023 Notes, and increases in the Company’s credit ratings from these ratings agencies would reduce interest expense incrementally on the 2023 Notes to the original 5.875% interest rate in a similar manner.

Credit Agreements
The Company has a $500 million Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The ABL facility includes a $400 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $100.0 million term loan (Term Loan).
In June 2017, the ABL facility was amended to extend the maturity date of the Term Loan from November 2017 to February 2022 and to reduce the interest rate on the Term Loan to 3.0% plus a LIBOR spread from 3.5% plus a LIBOR spread. In July 2018, the ABL facility was further amended to reduce the Term Loan base interest rate to 2.5% plus a LIBOR spread. In conjunction with this 2018 amendment, the Company entered into a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 5.44% fixed interest rate. The swap matures in January 2021. The Term Loan can be prepaid in minimum increments of $50 million if certain minimum liquidity conditions are satisfied. The underwriting costs associated with amending the Term Loan in 2017 were $0.8 million, and are being amortized, along with the unamortized portion of the $1.0 million of previously recognized deferred fees from the issuance of the Term Loan, to interest expense over the extended term of the loan ending February 2022.
Also in June 2017, the ABL facility was amended to, among other things, extend the duration of the revolving portion of the facility from September 2020 to February 2022. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings (2.0% and 2.5% prior to amendment) and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the revolving credit portion of the facility is less than the greater of (i) 10%, as amended, of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40 million. The Company was in compliance with the fixed charge coverage ratio at December 31, 2018. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 5.95% Senior Notes due 2021 are paid in full or refinanced. Costs associated with entering into the 2017 ABL amendment were $1.0 million, and are being amortized, along with the unamortized portion of $2.4 million of previously recognized deferred costs, to interest expense over the extended term of the facility ending February 2022.
There were no outstanding revolving credit borrowings under the ABL facility as of December 31, 2018, and $35.3 million was utilized to support the issuance of letters of credit. Average revolving credit borrowings under the ABL facility for the fiscal year ended December 31, 2018 were $43 million, bearing an average annual interest rate of 3.7%. Average borrowings under the ABL for the fiscal year ended December 31, 2017 were $37 million, bearing an average annual interest rate of 3.3%.
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
If the Company undergoes a fundamental change as defined in the agreement, holders of the 2022 Convertible Notes may require the Company to repurchase the notes in whole or in part for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.
Foreign and Other Credit Facilities
STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a separate $20 million revolving credit facility. Borrowings under the STAL revolving credit facility are in U.S. dollars based on U.S. interbank offered rates.

The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios.
The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2018, the Company had not guaranteed any third-party indebtedness.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2018, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 12 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 12% of a single year’s estimated nickel raw material purchase requirements.
At December 31, 2018, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. During the fiscal year ended December 31, 2016, due to changes in expected operating levels, the Company concluded that portions of these natural gas cash flow hedges for 2016 and the first quarter 2017 were ineffective based on forecast changes in underlying natural gas usage. The Company recognized a $1.3 million pre-tax loss for the ineffective portion of these cash flow hedges for the year ended December 31, 2016, which is reported in selling and administrative expenses on the consolidated statement of operations. At December 31, 2018, the company hedged approximately 60% of the Company’s annual forecasted domestic requirements for natural gas for 2019 and approximately 40% for 2020.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 31, 2018, the Company held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 9 million euro with maturity dates through May 2019.
In 2015, the Company entered into 244.7 million euro notional value of foreign currency forward contracts designated as fair value hedges with 2016 and 2017 maturity dates. The Company recorded $2.7 million of charges during the fiscal year ended December 31, 2017 and $1.0 million of benefits during the fiscal year ended December 31, 2016 in costs of sales on the consolidated statement of operations for maturities and mark-to-market changes on these fair value hedges. There were no outstanding fair value hedges as of December 31, 2018 and 2017.
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

(In millions)		December 31, 2018	December 31, 2017
Asset derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Prepaid expenses and other current assets	$0.8	$0.1
Nickel and other raw material contracts	Prepaid expenses and other current assets	1.2	10.5
Natural gas contracts	Other assets	0.2	0.3
Nickel and other raw material contracts	Other assets	0.8	5.5
Total derivatives designated as hedging instruments		3.0	16.4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.4	0.1
Total derivatives not designated as hedging instruments:		0.4	0.1
Total asset derivatives		$3.4	$16.5

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Accrued liabilities	$0.2	$—
Foreign exchange contracts	Accrued liabilities	0.6	—
Natural gas contracts	Accrued liabilities	0.1	0.9
Nickel and other raw material contracts	Accrued liabilities	6.8	2.1
Interest rate swap	Other long-term liabilities	0.3	—
Natural gas contracts	Other long-term liabilities	0.3	0.3
Nickel and other raw material contracts	Other long-term liabilities	2.1	2.2
Total derivatives designated as hedging instruments		10.4	5.5
Total liability derivatives		$10.4	$5.5
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 13 for further explanation).
Assuming market prices remain constant with those at December 31, 2018, a pre-tax loss of $5.7 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the years ended December 31, 2018 and 2017 were as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	2018	2017	2018	2017
Nickel and other raw material contracts	$(6.4)	$14.1	$7.7	$(2.1)
Natural gas contracts	1.5	(2.8)	0.4	(3.3)
Foreign exchange contracts	0.5	(0.2)	1.0	9.9
Interest rate swap	(0.5)	—	(0.2)	—
Total	$(4.9)	$11.1	$8.9	$4.5

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
The Company has 7 million euro notional value outstanding as of December 31, 2018 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2019. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	2018	2017
Foreign exchange contracts	$0.3	$(0.8)
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows.
Note 11. Fair Value of Financial Instruments
The estimated fair value of financial instruments at December 31, 2018 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$382.0	$382.0	$382.0	$—
Derivative financial instruments:
Assets	3.4	3.4	—	3.4
Liabilities	10.4	10.4	—	10.4
Debt (a)	1,552.5	1,739.4	1,624.4	115.0

The estimated fair value of financial instruments at December 31, 2017 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$141.6	$141.6	$141.6	$—
Derivative financial instruments:
Assets	16.5	16.5	—	16.5
Liabilities	5.5	5.5	—	5.5
Debt (a)	1,553.8	1,853.2	1,736.9	116.3

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
Short-term and long-term debt: The fair values of the Allegheny Technologies 5.95% Senior Notes due 2021, the Allegheny Technologies 4.75% Convertible Senior Notes due 2022, the Allegheny Technologies 5.875% Senior Notes due 2023 and the Allegheny Ludlum 6.95% Debentures due 2025 were determined using Level 1 information. The fair values of other short-term and long-term debt were determined using Level 2 information.
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

ATI instituted several actions over the last few years as part of its retirement benefit liability management strategy. Future benefit accruals for all participants in the U.S. defined benefit pension plans other than those subject to a CBA were frozen at the end of 2014, and subsequently CBAs were negotiated to close these plans to new entrants. As a result of these actions, including 2018 activity as discussed below, the Company has now completely closed all defined benefit pension plans to new entrants, and has substantially limited the number of employees still accruing benefit service to approximately 1,600 participants, or less than 10% of the population in the U.S. qualified defined benefit pension plans. Additionally, nearly all of ATI’s remaining collectively-bargained, capped defined benefit retiree health care plans are closed to new entrants. These liability management actions have transitioned ATI’s retirement benefit and other postretirement benefit programs largely to a defined contribution structure.
Costs for defined contribution retirement plans were $39.9 million in 2018, $35.5 million in 2017, and $34.5 million in 2016. Company contributions to these defined contribution plans are funded with cash. Other postretirement benefit costs for a defined contribution plan were $1.0 million and $1.7 million for the fiscal years ended December 31, 2018 and 2017, respectively.
The components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2018	2017	2016	2018	2017	2016
Service cost—benefits earned during the year	$16.4	$14.1	$20.6	$2.5	$2.4	$2.6
Interest cost on benefits earned in prior years	104.8	116.7	125.4	12.7	14.6	16.0
Expected return on plan assets	(157.9)	(146.9)	(148.7)	—	—	(0.1)
Amortization of prior service cost (credit)	0.3	1.3	1.3	(2.9)	(2.9)	(1.7)
Amortization of net actuarial loss	65.9	62.6	65.4	10.6	9.0	9.6
Curtailment loss	0.4	—	—	—	—	—
Termination benefits	—	—	1.1	—	—	2.3
Total retirement benefit expense	$29.9	$47.8	$65.1	$22.9	$23.1	$28.7

On June 1, 2018, a new CBA was ratified by USW-represented employees of the Company’s Specialty Alloys & Components (SAC) operations in Millersburg, OR. The new SAC CBA resulted in changes to retirement benefit programs, including a freeze to new entrants to the U.S. defined benefit pension plan and to postretirement health care benefits, and a hard freeze for most current pension plan participants covered by the SAC CBA, effective July 31, 2018. New hires covered by the CBA, and pension plan participants who are subject to the hard freeze, will receive Company contributions to a defined contribution retirement plan. The CBA also included pension benefit increases for all current pension plan participants affecting both prior and future service. The Company recognized a $0.4 million pension curtailment charge in the second quarter 2018 for the prior service cost of these pension benefit increases in connection with employees being hard frozen in the pension plan.
Special termination benefits recorded in 2016 related to both pension and other postretirement benefits for USW-represented employees associated with the permanent idling of the Flat Rolled Products segment’s Midland, PA commodity stainless operations and Bagdad, PA grain-oriented electrical steel (GOES) finishing facility that occurred in the fourth quarter of 2016, and these costs were reported in restructuring charges in the consolidated statement of operations and for segment reporting (see Notes 16 and 17).
Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate (a)	3.85%	4.45%	4.65%	3.80%	4.35%	4.05 - 4.50%
Rate of increase in future compensation levels	0.50 - 1.00%	0.50 - 1.00%	3.0 - 3.50%	—	—	—
Weighted average expected long-term rate of return on assets	7.75%	7.75%	8.00%	4.0%	4.0%	4.0%

(a)
Other postretirement benefits expense for 2016 was initially measured at a 4.50% discount rate. A portion of the obligation was remeasured using a 4.05% discount rate as of March 1, 2016, following a new CBA.

Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Discount rate	4.40%	3.85%	4.35%	3.80%
Rate of increase in future compensation levels	0.50 - 1.00%	0.50 - 1.00%	—	—
A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 31, 2018 and 2017 was as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2018	2017	2018	2017
Change in benefit obligations:
Benefit obligation at beginning of year	$2,829.8	$2,727.7	$349.9	$354.8
Service cost	16.4	14.1	2.5	2.4
Interest cost	104.8	116.7	12.7	14.6
Benefits paid	(294.5)	(220.1)	(36.5)	(38.6)
Subsidy paid	—	—	—	0.6
Effect of currency rates	(4.5)	7.4	—	—
Net actuarial (gains) losses – discount rate change	(150.4)	174.6	(17.8)	16.6
– other	(5.7)	9.4	48.3	(0.5)
Plan curtailments	0.4	—	—	—
Plan amendments	1.4	—	—	—
Benefit obligation at end of year	$2,497.7	$2,829.8	$359.1	$349.9

Plan curtailments and amendments in 2018 are the result of changes to retirement benefit programs in the SAC CBA as discussed above. Actuarial effects of changes in discount rates are separately identified in the preceding table. During 2018, an actuarial loss was recognized on the Company’s other postretirement benefit obligations due to an updated study on attrition rates of participants in certain retiree medical plans.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets at beginning of year	$2,129.6	$1,894.6	$0.6	$0.7
Actual returns on plan assets and plan expenses	(107.2)	304.1	(0.5)	0.2
Employer contributions	49.3	143.4	—	—
Effect of currency rates	(5.0)	7.6	—	—
Benefits paid	(294.5)	(220.1)	—	(0.3)
Fair value of plan assets at end of year	$1,772.2	$2,129.6	$0.1	$0.6
Pension benefit payments in 2018 include $97 million for the annuity buyout of smaller pension balances in a U.S. defined benefit pension plan involving approximately 3,700, or 17% of participants. Pension benefit payments in 2017 include approximately $22 million associated with a voluntary lump-sum cash out offer to terminated vested participants. These actions were also part of ATI’s retirement benefit liability management strategy to reduce the overall size of the pension obligation and to lower administrative costs.

Assets (liabilities) recognized in the consolidated balance sheets:
	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Noncurrent assets	$9.2	$2.1	$—	$—
Current liabilities	(4.7)	(5.3)	(40.6)	(31.5)
Noncurrent liabilities	(730.0)	(697.0)	(318.4)	(317.8)
Total amount recognized	$(725.5)	$(700.2)	$(359.0)	$(349.3)
Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in 2018 and 2017 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2018	2017	2018	2017
Beginning of year accumulated other comprehensive loss	$(1,426.1)	$(1,462.7)	$(83.7)	$(74.4)
Amortization of net actuarial loss	65.9	62.6	10.6	9.0
Amortization of prior service cost (credit)	0.3	1.3	(2.9)	(2.9)
Remeasurements	(110.4)	(27.3)	(31.0)	(15.4)
End of year accumulated other comprehensive loss	$(1,470.3)	$(1,426.1)	$(107.0)	$(83.7)
Net change in accumulated other comprehensive loss	$(44.2)	$36.6	$(23.3)	$(9.3)
Amounts included in accumulated other comprehensive loss at December 31, 2018 and 2017 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2018	2017	2018	2017
Prior service (cost) credit	$(2.1)	$(1.0)	$8.8	$11.7
Net actuarial loss	(1,468.2)	(1,425.1)	(115.8)	(95.4)
Accumulated other comprehensive loss	(1,470.3)	(1,426.1)	(107.0)	(83.7)
Deferred tax effect	536.2	525.6	35.3	29.7
Accumulated other comprehensive loss, net of tax	$(934.1)	$(900.5)	$(71.7)	$(54.0)
Amounts in accumulated other comprehensive loss presented above do not include any effects of deferred tax asset valuation allowances. See Note 13 for further discussion on deferred tax asset valuation allowances.
Retirement benefit expense for 2019 for defined benefit plans is estimated to be approximately $88 million, comprised of $61 million for pension expense and $27 million of expense for other postretirement benefits. The net actuarial loss is recognized in the consolidated statement of operations using a corridor method. Because all of ATI’s pension plans are inactive, cumulative gains and losses in excess of 10% of the greater of the projected benefit obligation or the market value of plan assets are amortized over the expected average remaining future lifetime of participants, which is approximately 17 years on a weighted average basis. Prior service cost (credit) amortization is recognized in level amounts over the expected service of the active membership as of the amendment effective date. Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in 2019 are:

(In millions)	Pension Benefits	Other Postretirement Benefits	Total
Amortization of prior service cost (credit)	$0.3	$(2.9)	$(2.6)
Amortization of net actuarial loss	73.7	13.4	87.1
Amortization of accumulated other comprehensive loss	$74.0	$10.5	$84.5

The accumulated benefit obligation for all defined benefit pension plans was $2,482.5 million and $2,810.5 million at December 31, 2018 and 2017, respectively. Additional information for pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
(In millions)	2018	2017
Projected benefit obligation	$2,420.8	$2,737.4
Accumulated benefit obligation	$2,405.6	$2,718.0
Fair value of plan assets	$1,686.1	$2,035.1

Cash contributions to ATI’s U.S. qualified defined benefit pension plans were $40 million in 2018, $135 million in 2017 and $115 million in 2016. The Company funds the U.S. defined benefit pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. Based upon current regulations and actuarial studies, the Company expects to make approximately $145 million in cash contributions to its U.S. qualified defined benefit pension plans in 2019. In addition, for 2019, the Company expects to fund benefits of approximately $8 million for its U.S. nonqualified benefit pension plans and its U.K. defined benefit plan.
The following table summarizes expected benefit payments from the Company’s various pension and other postretirement defined benefit plans through 2028, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information. Pension benefit payments for the U.S. qualified defined benefit pension plans and the U.K. defined benefit plan are made from pension plan assets.

(In millions)	Pension Benefits	Other Postretirement Benefits	Medicare Part D Subsidy
2019	$186.6	$40.6	$0.6
2020	180.7	38.2	0.6
2021	177.9	35.6	0.6
2022	176.1	33.1	0.5
2023	173.9	30.8	0.5
2024 - 2028	825.0	123.9	1.9
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 6.4% in 2019 and is assumed to gradually decrease to 4.5% in the year 2038 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans, however, the Company’s contributions for most of its’ retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.
The fair values of the Company’s pension plan assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value, as further discussed in Note 11. The fair values at December 31, 2018 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. equities	$362.9	$219.9	$143.0	$—	$—
International equities	377.4	335.7	41.7	—	—
Debt securities and cash:
Fixed income and cash equivalents	493.7	116.9	6.3	370.5	—
Floating rate	90.1	68.9	21.2	—	—
Private equity	137.1	137.1	—	—	—
Hedge funds	258.3	258.3	—	—	—
Real estate and other	52.7	52.7	—	—	—
Total assets	$1,772.2	$1,189.5	$212.2	$370.5	$—

The fair values of the Company’s pension plan assets at December 31, 2017 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
ATI common stock	$71.3	$—	$71.3	$—	$—
Other U.S. equities	416.0	267.7	148.3	—	—
International equities	432.5	385.9	46.6	—	—
Debt securities and cash:
Fixed income and cash equivalents	501.1	92.6	10.0	398.5	—
Floating rate	169.9	122.6	47.3	—	—
Private equity	137.5	137.5	—	—	—
Hedge funds	307.4	307.4	—	—	—
Real estate and other	93.9	90.7	—	3.2	—
Total assets	$2,129.6	$1,404.4	$323.5	$401.7	$—
Pension plan assets at December 31, 2017 included 3.0 million shares of ATI common stock with a fair value of $71.3 million. No ATI stock was held in pension plan assets at December 31, 2018.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments in U.S. and International equities, and Fixed Income are predominantly held in common/collective trust funds and registered investment companies. Some of these investments are publicly traded securities and are classified as Level 1, while others are public investment vehicles valued using the NAV provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. These investments are not classified in the fair value hierarchy. In addition, some fixed income instruments are investments in debt instruments that are valued using external pricing vendors and are classified within Level 2 of the fair value hierarchy.
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
For 2019, the weighted average expected long-term rate of returns on defined benefit pension assets is 7.60%. In developing expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. An expected long-term rate of return is based on expected asset allocations within ranges for each investment category and projected annual compound returns. The Company’s actual, weighted average returns on pension assets for the last five years have been (4.8)% for 2018, 16.9% for 2017, 5.3% for 2016, (1.2)% for 2015, and 6.5% for 2014.
The plan assets for the ATI Pension Plan, the Company’s primary U.S. qualified defined benefit pension plan, represent over 90% of total pension plan assets at December 31, 2018. The ATI Pension Plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, non-U.S. developed market equities, emerging market equities, hedge funds, private equity, traditional fixed income consisting of long government/credit and alternative credit, and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.
The target asset allocations for ATI Pension Plan for 2019, by major investment category, are:

Asset category	Target asset allocation range
Global equity	30% - 60%
Debt securities and cash	15% - 40%
Private equity	0% - 15%
Hedge funds	10% - 20%
Real estate and other	0% - 10%
As of December 31, 2018, the Company’s pension plans had outstanding commitments to invest up to $41 million in global debt securities, $84 million in private equity investments and $51 million in real estate investments. These commitments are expected to be satisfied through the reallocation of pension trust assets while maintaining investments within the target asset allocation ranges.
Other postretirement benefit plan assets are primarily invested in private equity investments, which are classified as Level 3 in the valuation hierarchy, as the valuations are substantially based upon unobservable information.
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

The Company’s participation in multiemployer plans for the years ended December 31, 2018, 2017 and 2016 is reported in the following table. The Company’s contributions to the Steelworkers Western Independent Shops Pension Plan exceed 5% of this plan’s total contributions for the plan year ended September 30, 2017, which is the most recent information available from the Plan Administrator.

		Pension Protection Act Zone Status (1)		FIP / RP Status Pending / Implemented (2)	in millions				Expiration Dates of Collective Bargaining Agreements
	EIN / Pension Plan Number				Company Contributions			Surcharge Imposed (3)
Pension Fund		2018	2017		2018	2017	2016
Steelworkers Western Independent Shops Pension Plan	90-0169564 / 001	Green	Green	N/A	$0.8	$0.6	$1.2	No	2/29/2020
Boilermakers-Blacksmiths National Pension Trust	48-6168020 / 001	Yellow	Yellow	Yes	2.5	2.2	1.8	No	9/30/2026
IAM National Pension Fund	51-6031295 / 002	Green	Green	N/A	2.1	1.7	1.6	No	Various between 2019-2022 (4)
Total contributions					$5.4	$4.5	$4.6

(1)
The most recent Pension Protection Act Zone Status available for ATI’s fiscal years 2018 and 2017 is for plan years ending in calendar years 2017 and 2016, respectively. The zone status is based on information provided to ATI and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone had been determined to be in “critical status”, based on criteria established by the Code, and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded. In February 2019, the Company received notification from the Boilermakers-Blacksmiths National Pension Trust that it is expected to be certified by its actuary as being in “red” zone status in the plan year beginning January 1, 2019.

(2)
The “FIP / RP Status Pending / Implemented” column indicates whether a Funding Improvement Plan, as required under the Code by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2018.

(3)
The “Surcharge Imposed” column indicates whether ATI’s contribution rate for 2018 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

(4)
The Company is party to five separate bargaining agreements that require contributions to this plan. Expiration dates of these collective bargaining agreements range between July 14, 2019 and April 25, 2022.

Note 13. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the fiscal years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives			Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2015		$(951.2)		$(47.6)		$(15.7)		$—	$(1,014.5)
OCI before reclassifications		(60.6)		(37.4)		13.2		(45.6)	(130.4)
Amounts reclassified from AOCI	(a)	46.3	(b)	—	(c)	4.9		—	51.2
Net current-period OCI		(14.3)		(37.4)		18.1		(45.6)	(79.2)
Balance, December 31, 2016		(965.5)		(85.0)		2.4		(45.6)	(1,093.7)
OCI before reclassifications		(32.5)		31.5		11.1		—	10.1
Amounts reclassified from AOCI	(a)	43.5	(b)	—	(c)	(4.5)	(d)	16.8	55.8
Net current-period OCI		11.0		31.5		6.6		16.8	65.9
Balance, December 31, 2017		(954.5)		(53.5)		9.0		(28.8)	(1,027.8)
OCI before reclassifications		(107.2)		(20.4)		(4.9)		—	(132.5)
Amounts reclassified from AOCI	(a)	55.9	(b)	—	(c)	(8.9)	(d)	(20.5)	26.5
Net current-period OCI		(51.3)		(20.4)		(13.8)		(20.5)	(106.0)
Balance, December 31, 2018		$(1,005.8)		$(73.9)		$(4.8)		$(49.3)	$(1,133.8)
Attributable to noncontrolling interests:
Balance, December 31, 2015		$—		$19.4		$—		$—	$19.4
OCI before reclassifications		—		(9.7)		—		—	(9.7)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(9.7)		—		—	(9.7)
Balance, December 31, 2016		—		9.7		—		—	9.7
OCI before reclassifications		—		7.6		—		—	7.6
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		7.6		—		—	7.6
Balance, December 31, 2017		—		17.3		—		—	17.3
OCI before reclassifications		—		(6.2)		—		—	(6.2)
Amounts reclassified from AOCI		—		—		—		—	—
Net current-period OCI		—	(b)	(6.2)		—		—	(6.2)
Balance, December 31, 2018		$—		$11.1		$—		$—	$11.1

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).

(b)	No amounts were reclassified to earnings.

(c)
For 2018, following the Company’s January 1, 2018 adoption of changes issued by the FASB related to accounting guidance for derivatives, amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 10). For 2016 and 2017, amounts related to the effective portion of the derivatives were included in cost of goods sold in the period or periods the hedged item affects earnings, and amounts related to the ineffective portion of the derivatives were presented in selling and administrative expenses on the consolidated statements of operations (see Note 10).

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
Reclassifications out of AOCI for the fiscal years ended December 31, 2018, 2017 and 2016 were as follows:

	Amount reclassified from AOCI (c)
	Fiscal year ended
Details about AOCI Components (In millions)	December 31, 2018		December 31, 2017		December 31, 2016		Affected line item in the consolidated statement of operations
Postretirement benefit plans
Prior service credit (cost)	$2.6	(a)	$1.6	(a)	$0.4	(a)
Actuarial losses	(76.5)	(a)	(71.6)	(a)	(75.0)	(a)
	(73.9)	(c)	(70.0)	(c)	(74.6)	(c)	Total before tax
	(18.0)		(26.5)		(28.3)		Tax benefit (d)
	$(55.9)		$(43.5)		$(46.3)		Net of tax

Derivatives
Nickel and other raw material contracts	$10.2	(b)	$(3.4)	(b)	$(19.5)	(b)
Natural gas contracts	0.5	(b)	(5.3)	(b)	(14.8)	(b)
Electricity contracts	—	(b)	—	(b)	—	(b)
Foreign exchange contracts	1.3	(b)	15.9	(b)	26.4	(b)
Interest rate swap	(0.3)	(b)	—	(b)	—	(b)
	11.7	(c)	7.2	(c)	(7.9)	(c)	Total before tax
	2.8		2.7		(3.0)		Tax provision (benefit) (d)
	$8.9		$4.5		$(4.9)		Net of tax

(a)	Amounts are included in nonoperating retirement benefit expense (see Note 12).

(b)
For 2018, following the Company’s January 1, 2018 adoption of changes issued by the FASB related to accounting guidance for derivatives, amounts related to derivatives, with the exception of the interest rate swap are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the interest rate swap are included in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings (see Note 10). For 2016 and 2017, amounts related to the effective portion of the derivatives were included in cost of goods sold in the period or periods the hedged item affects earnings, and amounts related to the ineffective portion of the derivatives were presented in selling and administrative expenses on the consolidated statements of operations (see Note 10).

(c)
For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of operations.

(d)	These amounts exclude the impact of any deferred tax asset valuation allowances, when applicable (see Note 15 for further explanation).
Note 14. Stockholders’ Equity
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2018, there were no shares of preferred stock issued.
Common Stock
On November 7, 2017, the Company issued 17 million shares of common stock at $24.00 per share before expenses in an underwritten registered public offering. This equity offering resulted in proceeds, net of transaction costs, of $397.8 million.  In December 2017, the Company used the proceeds from the equity offering to redeem all of the Senior Notes due 2019 (see Note 9).
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
Awards earned under the Company’s share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2018, 5.3 million shares of common stock were available for future awards under the 2017 Incentive Plan. The general terms of each arrangement granted under the 2007 Incentive Plan, the 2015 Incentive Plan or the 2017 Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
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
Nonvested stock awards/units:
Restricted Share Units: In 2016, 2017 and 2018, awards of RSUs were granted to employees, with service conditions. RSUs are rights to receive shares of Company stock when the award vests. The RSUs vest over three years based on employment service, with one-third of the award vesting on each of the first, second and third anniversaries of the grant date. No dividends are accumulated or paid on the RSUs. The fair value of the RSU award is measured based on the stock price at the grant date. In 2016, 2017 and 2018, 587,661, 320,808 and 253,393 RSUs, respectively, were awarded to employees under the LTIP. In February 2018, one-third of the 2016 and 2017 RSU awards vested, comprising 178,335 and 102,279 shares, respectively. In February 2017, one-third of the 2016 RSU award vested, comprising 190,421 shares.
Nonvested stock awards: Prior to 2016, awards of nonvested stock were granted to employees under the PRSP, with either performance and/or service conditions. Awards of nonvested stock are also granted to non-employee directors, with service conditions. For nonvested stock awards, dividend equivalents, whether in stock or cash form, accumulate but are not paid until the underlying award vests.

LTSV awards vest at the end of a three-year measurement period subject to the achievement, in whole or in part, of specified operational goals. At December 31, 2017, 60% of the operational goals for the 2015 LTSV were attained and 73,734 shares vested and 49,148 shares were forfeited. All of the operational goals for the 2014 LTSV award were attained at December 31, 2016, and 116,989 shares vested. As of December 31, 2017, there were no remaining LTSV awards outstanding.
The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards to employees in 2012, 2013, 2014 and 2015 under the Company’s PRSP, one-half of the nonvested stock (“performance shares”) vested only on the attainment of an income target, measured cumulatively over a three-year period. The remaining nonvested stock awarded to most employees under the 2015 PRSP vests over a service period of three years; for certain senior executives this service period is five years for the 2015 award. The remaining PRSP nonvested stock awarded to employees under the 2012, 2013 and 2014 vest over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion was attained. Expense for each of these awards was recognized based on estimates of attaining the performance criterion, including estimated forfeitures. The three-year cumulative income statement metrics in 2012, 2013, 2014 and 2015 PRSP awards were not met, and performance share forfeitures were 171,083, 244,899, 214,571 and 196,196 shares, respectively. The remaining service portion of the 2013 PRSP, comprising 233,896 shares, vested in February 2018. The remaining service portion of the 2012 PRSP, comprising of 166,929 shares, vested in February 2017. The remaining service portion of the 2015 PRSP for all employees except certain senior executives, comprising of 126,585 shares, vested at December 31, 2017. Vesting of the remaining service portion of the 2014 PRSP awards, and the 2015 PRSP awards for certain senior executives, continues over the five-year service periods through February 2019 and 2020, respectively.
Compensation expense related to all nonvested stock awards and units was $9.7 million in 2018, $9.8 million in 2017, and $11.2 million in 2016. Approximately $5.3 million of unrecognized fair value compensation expense relating to nonvested stock awards and restricted stock units is expected to be recognized through 2021, including $4.5 million expected to be recognized in 2019, based on estimated service period forfeitures. Activity under the Company’s nonvested stock awards and restricted share units for the years ended December 31, 2018, 2017, and 2016 was as follows:

(Shares in thousands, $ in millions)	2018		2017		2016
	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	1,320	$32.5	1,852	$51.5	1,652	$57.0
Granted	290	7.8	378	7.1	682	8.4
Vested	(540)	(11.7)	(591)	(16.9)	(154)	(4.3)
Forfeited	(15)	(0.3)	(319)	(9.2)	(328)	(9.6)
Nonvested, end of year	1,055	$28.3	1,320	$32.5	1,852	$51.5
Performance awards:
Performance Share Units: In 2016, the Company established the PSU award. PSU award opportunities are determined at a target number of shares, and the number of shares awarded is based on attainment of two ATI financial performance metrics measuring (1) net income attributable to ATI and (2) return on invested capital, over a three-year performance period. For certain senior executives, the number of PSUs to be awarded based on the performance criteria is modified up or down by 20% based on the Company’s relative total shareholder return over the performance measurement period (“TSR Modifier”), but not above the maximum number of PSUs to be vested. The TSR Modifier is measured as the return of the Company’s stock price (including assumed dividend reinvestment, if any) at the end of the performance period as compared to the stock prices (including assumed dividend reinvestment, if any) of a group of industry peers. The fair value of the PSU award is measured based on the stock price at the grant date, including the effect of the TSR Modifier. The fair value of the TSR Modifier is estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over a three-year time horizon matching the TSR performance measurement period.
In 2016, 2017 and 2018, the Company awarded 936,558, 589,980 and 456,318 share units, respectively, at the target level with a weighted average grant date fair value of $11.5 million, $12.4 million and $12.9 million, respectively. The 2016 and 2017 PSU performance, and share units, each have a threshold attainment of 25% and a maximum attainment of 150% of the target financial performance metrics and target share units, measured over the applicable three-year performance period. The 2018 PSU performance, and share units, each have a threshold attainment of 25% and a maximum attainment of 200% of the target financial performance metrics and target share units, measured over the applicable three-year performance period. At December 31, 2018, a maximum of 1.7 million shares have been reserved for issuance for the PSU awards. At December 31,

2018, the 2016 PSU awards vested with financial performance attainment between threshold and target and a +20% for the TSR Modifier, resulting in the issuance of 329,897 shares. Aggregate compensation expense recognized over the three year performance periods for the 2017 and 2018 PSU awards could range from zero to $34.8 million, including estimated forfeitures, based on the actual financial performance attained. Compensation expense for the PSUs during the performance period is recognized based on estimates of attaining the performance criteria, including estimated forfeitures, which is evaluated on a quarterly basis. The Company recognized $1.9 million, $3.8 million and $11.4 million of compensation expense in 2016, 2017 and 2018, respectively, for the PSU awards. As of December 31, 2018, ATI estimates achieving financial performance attainment for the 2017 and 2018 PSU awards approximately at target levels. Based on these estimates, there is $12.1 million of cumulative unrecognized compensation expense remaining for the PSU awards, including estimated forfeitures, which is expected to be recognized over the remaining performance periods through fiscal year 2020. This includes $9.6 million expected to be recognized in 2019, which includes accelerated expense recognition as a result of the pending retirement of the Company’s former Chief Executive Officer in 2019. Forfeited share units in 2016, 2017 and 2018 were 17,598, 67,521 and 21,848, respectively, with a weighted average grant date fair value of $0.2 million, $1.0 million and $0.5 million, respectively.
Total Shareholder Return: Award opportunities under the TSR portion of the formerly-used LTPP incentive compensation program were determined at a target number of shares, and performance equity awards paid out based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods as compared to the stock price and dividend performance of a group of industry peers. The actual number of shares awarded at the end of the performance measurement period may range from a minimum of zero to a maximum of two times target. Fair values for these performance awards were estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over three-year time horizons matching the total shareholder return performance measurement periods. Compensation expense was $3.6 million in 2017 and $6.6 million in 2016 for the TSR awards. As of December 31, 2017, there were no remaining TSR awards under the LTPP outstanding.
Note 15. Income Taxes
Income (loss) before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(In millions)	2018	2017	2016
U.S.	$190.8	$(119.8)	$(782.1)
Non-U.S.	56.9	33.3	48.1
Income (loss) before income taxes	$247.7	$(86.5)	$(734.0)
The income tax provision (benefit) was as follows:

(In millions)	2018	2017	2016
Current:
Federal	$1.0	$(0.8)	$0.5
State	(0.8)	(1.3)	(1.5)
Foreign	10.1	6.2	14.4
Total	10.3	4.1	13.4
Deferred:
Federal	1.3	2.4	(115.8)
State	(0.5)	(14.4)	(3.5)
Foreign	(0.1)	1.1	(1.0)
Total	0.7	(10.9)	(120.3)
Income tax provision (benefit)	$11.0	$(6.8)	$(106.9)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code. Changes impacting the Company’s 2018 tax provision include the following:

(1) reducing the U.S. federal current and deferred rate to 21%;

(2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, with $5.9 million included in the 2018 tax provision;

(3) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, commonly referred to as Global Intangible Low-Taxed Income (GILTI), for which the Company is currently utilizing net operating losses (NOLs) prior to January 1, 2018 to offset the 2018 inclusion of $25.7 million;

(4) creating a new limitation on deductible interest expense, for which the Company has estimated the federal limitation to be $38 million in 2018, creating an indefinite lived deferred tax asset for which a valuation allowance was established. This limitation is affected by the interpretation of the meaning of depreciation in the proposed regulations, which could change as additional guidance and/or final regulations are issued.
The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision (benefit):

(In millions)	2018	2017	2016
Taxes computed at the federal rate	$52.0	$(30.3)	$(256.9)
Goodwill impairment	—	36.6	—
State and local income taxes, net of federal tax benefit	(0.5)	—	(26.8)
Valuation allowance	(48.0)	(14.5)	171.5
Repatriation of foreign earnings (GILTI starting in 2018)	5.4	14.2	2.1
Impact of U.S. tax reform	5.9	(4.1)	—
Foreign earnings taxed at different rate	3.2	(3.5)	(1.2)
Adjustment to prior years’ taxes	(5.8)	(5.2)	3.4
Withholding taxes	2.7	2.2	—
Preferential tax rate	(4.8)	(3.7)	(4.1)
Other	0.9	1.5	5.1
Income tax provision (benefit)	$11.0	$(6.8)	$(106.9)

As proposed and final income tax regulations were issued throughout 2018, the Company continued to analyze the impact of the Tax Act. The Company estimated the impact of the Tax Act as part of the 2017 year-end financial statements. The change in the U.S. federal corporate tax rate from 35% to 21% resulted in a $2.6 million benefit as it relates to the remeasurement of indefinite lived deferred tax liabilities. The repeal of the alternative minimum tax resulted in a $1.5 million decrease in the deferred tax asset valuation allowance. The $4.1 million combination of these items was reflected within the 2017 financial statements and is located on the line labeled Impact from U.S. tax reform in the above table.
In 2018, the Company was granted a preferential tax rate related to the STAL joint venture operations in China for tax years 2018 through 2020. The preferential tax rate is 15%, compared to the statutory rate of 25%. The Company has benefited from past preferential tax rate grants by the Chinese government, and the previous 15% three-year preferential tax rate expired on December 31, 2017.
The Company recognizes deferred tax assets to the extent it believes these deferred tax assets are more likely than not to be realized. Valuation allowances are established when it is estimated that it is more likely than not the tax benefit of the deferred tax asset will not be realized. In making such determination, the Company considers all available evidence, both positive and negative, regarding the estimated future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, historical taxable income in prior carryback periods if carryback is permitted, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.  The verifiable evidence such as future reversals of existing temporary differences and the ability to carryback are considered before the subjective sources such as estimate future taxable income exclusive of temporary differences and tax planning strategies.  In situations where a three-year cumulative loss position exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. If the Company determines that it would not be able to realize its deferred tax assets in the future in excess of their recorded net amount, an adjustment to the deferred tax asset valuation allowance would result.
Since 2015, the Company’s results have reflected a three year cumulative loss from U.S. operations. As a result, the Company established $74.5 million in deferred tax asset valuation allowances in 2015, of which $68.4 million were for certain federal and state deferred tax assets. In 2016, the actions to indefinitely idle the Rowley, UT titanium sponge production facility (see Note 17 for further information) resulted in a reassessment of the realizability of U.S. federal deferred tax assets. In 2016, the Company’s results of operations included an increase to deferred tax asset valuation allowances of $171.5 million, including an additional $165.8 million valuation allowance on federal and state deferred tax assets.

In 2017, the Company’s results reflected a partial release of the valuation allowance related to the federal and state deferred tax assets, along with the one-time transition tax inclusion in 2017. As discussed below, the transition tax inclusion presented in the year end 2017 financial statements reflected a reduction in the NOL deferred tax asset. This presentation was changed in 2018 based upon updated guidance whereby the Company utilized approximately $28.2 million of available tax credits instead of the NOL. This overall change in presentation is reflected within the 2018 effective tax rate.
In 2018, the Company reported income before tax of $247.7 million, of which $190.8 million is attributable to the U.S. The overall income, along with the GILTI inclusion for the year, resulted in the Company utilizing NOL deferred tax assets in 2018, which resulted in a U.S. valuation allowance release of $46.3 million for 2018. The Company has elected to recognize GILTI liabilities as an element of income tax expense in the period incurred. The Company continues to maintain a valuation allowance on the net deferred tax assets for U.S. federal and state income tax purposes, with the exception of the indefinite lived deferred tax liability related to goodwill and the withholding tax liability associated with its permanent reinvestment assertion, as well as valuation allowances for certain foreign operations.
The Company also established valuation allowances on deferred tax amounts recorded in accumulated other comprehensive loss in 2016, 2017 and 2018 of $45.6 million, $28.8 million and $49.3 million, respectively, which are not reflected in the preceding table reconciling amounts recognized in the income tax provision (benefit) recorded on the statement of operations (see Note 13).

Additional Internal Revenue Service (IRS) guidance and Internal Revenue Code (IRC) elections have been published, along with individual state guidance, which have aided in refining the initial estimate related to the tax on the mandatory repatriation of foreign earnings, otherwise known as the “transition tax”. The transition tax is an income tax on certain previously untaxed accumulated and current earnings and profits (E&P) of the Company’s foreign subsidiaries. The Company was able to reasonably estimate the transition tax and recorded an initial provisional transition tax liability of $0 as of December 31, 2017 for federal income tax purposes. The initial estimate was approximately $100 million of federal taxable income on the mandatory deemed repatriation of foreign E&P, for which the Company planned to utilize a portion of its federal NOL deferred tax asset to fully offset the estimated transition tax liability of $35 million. On the basis of finalized E&P computations, the Company recognized an additional measurement-period adjustment of $5.9 million related to the transition tax liability, with a corresponding adjustment of $5.9 million to income tax expense. This was based on the Company’s finalized untaxed foreign E&P of $97.5 million, resulting in a transition tax liability of $34.1 million. The Company made an election to forego the utilization of NOLs to offset the transition tax liability, and instead utilized available income tax credits of $28.2 million, resulting in a net transition tax liability of $5.9 million. Even though the final regulations were not issued by December 31, 2018, the Company does not anticipate any change to this calculation. The transition tax liability is payable over eight years under the IRC, and the first installment payment of $0.5 million was paid in 2018.

The election not to use NOLs to offset the transition tax inclusion preserved $97.5 million of the federal NOL tax attribute that the Company expects it will be able to utilize before expiration, while using tax credits that would potentially expire due to utilization limitations. The overall impact on the Company’s deferred tax assets as of December 31, 2017 is zero due to the net valuation allowance position.

Based upon the limited guidance issued by states at the time of the year-end 2017 provision, the Company determined that estimating the impact of the transition tax for state purposes was not feasible. The Company has subsequently quantified the overall impact of the transition tax to be a reduction of $1.2 million to the state NOL deferred tax asset with an offset to the state valuation allowance. Changes to certain deferred tax assets and the valuation allowance at December 31, 2017 as a result of the Company’s final transition tax calculation for federal and state purposes were as follows (in millions):

Deferred Income Tax Assets	Estimate Refinement	Originally Reported	Change
Net operating loss tax carryovers	$355.9	$336.1	$19.8
Tax credits	63.2	92.6	(29.4)

Gross deferred income tax assets	733.3	742.9	(9.6)
Valuation allowance	(264.4)	(274.0)	9.6
Total deferred income tax assets	$468.9	$468.9	$—
The utilization of income tax credits of $28.2 million does not match the change in the deferred tax asset amount due to the refinement of the transition tax calculation.
The Company continues to maintain a valuation allowance on the federal, state and some foreign net deferred tax assets as of December 31, 2018. Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2018 and 2017 were as follows:

(In millions)	2018	2017
Deferred income tax assets
Pensions	$159.4	$158.0
Postretirement benefits other than pensions	87.3	86.5
Net operating loss tax carryovers	307.5	336.1
Tax credits	49.7	92.6
Deferred compensation and other benefit plans	2.4	13.8
Other items	67.3	55.9
Gross deferred income tax assets	673.6	742.9
Valuation allowance for deferred tax assets	(194.8)	(274.0)
Total deferred income tax assets	478.8	468.9
Deferred income tax liabilities
Bases of property, plant and equipment	371.5	375.3
Inventory valuation	67.1	50.0
Bases of amortizable intangible assets	29.9	38.7
Other items	14.5	7.0
Total deferred tax liabilities	483.0	471.0
Net deferred tax liability	$(4.2)	$(2.1)
The following summarizes the carryforward periods for the tax attributes related to NOLs and credits by jurisdiction.

($ in millions)
Jurisdiction	Attribute	Amount	Expiration Period	Amount expiring within 5 years	Amount expiring in 5-20 years
U.S.	NOL	$943	20 years	$—	$943
U.S.	Foreign Tax Credit	$37	10 years	$13	$24
U.S.	Research and Development Credit	$1	20 years	$—	$1
State	NOL	$140	Various	$30	$110
State	Credits	$12	Various	$3	$9
U.K.	NOL	$13	Indefinite	$—	$—
Luxembourg	NOL	$18	Indefinite	$—	$—
Poland	Economic Zone Credit	$2	9 years	$—	$2
Income taxes paid and amounts received as refunds were as follows:

(In millions)	2018	2017	2016
Income taxes paid	$9.7	$10.4	$8.6
Income tax refunds received	(1.6)	(7.1)	(10.5)
Income taxes paid (received), net	$8.1	$3.3	$(1.9)
In general, the Company is responsible for filing consolidated U.S. federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities. As of December 31, 2018, the Company has outstanding federal tax refunds of $6.9 million related to filing of amended returns. In 2016 and 2017, the Company received $7.3 million and $3.2 million, respectively, for federal tax refunds of prior years’ taxes paid.
Deferred taxes of $3.2 million have been recorded for foreign withholding taxes on earnings expected to be repatriated to the U.S. parent. The Company does not intend to distribute the $97.5 million taxed under the Tax Act, and has not recorded any deferred taxes related to such amounts. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is indefinitely reinvested, and the determination of any deferred tax liability on this amount is not practicable.
Uncertain tax positions are recorded using a two-step process based on (1) determining whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those positions that meet the more-likely-than-not-recognition threshold, the Company records the largest amount of the tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The changes in the liability for unrecognized income tax benefits for the years ended December 31, 2018, 2017 and 2016 were as follows:

(In millions)	2018	2017	2016
Balance at beginning of year	$14.7	$22.7	$19.6
Increases in prior period tax positions	—	—	7.9
Decreases in prior period tax positions	(0.1)	(0.7)	(0.1)
Increases in current period tax positions	0.7	0.7	0.6
Expiration of the statute of limitations	(0.6)	(0.4)	(1.1)
Settlements	—	(7.6)	(4.2)
Balance at end of year	$14.7	$14.7	$22.7

For years ended December 31, 2018 and 2017, the liability includes $12.1 million and $11.7 million, respectively, of unrecognized tax benefits that are classified within deferred income taxes as a reduction of NOL carryforwards. The total estimated unrecognized tax benefit that, if recognized, would affect ATI’s effective tax rate is approximately $3 million. At this time, the Company believes that it is reasonably possible that approximately $1 million of the estimated unrecognized tax benefits as of December 31, 2018 will be recognized within the next twelve months based on the expiration of statutory review periods.

The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. The amounts accrued for interest and penalty charges for the years ended December 31, 2018, 2017 and 2016 were not significant. At December 31, 2018 and 2017, the accrued liabilities for interest and penalties related to unrecognized tax benefits were $2.7 million and $3.2 million, respectively.
The Company, and/or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2017
States:
Pennsylvania	2015
Foreign:
China	2015
Poland	2012
United Kingdom	2016
Note 16. Business Segments
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Over 75% of 2018 HPMC business segment sales are to the aerospace & defense markets, and nearly half of HPMC’s total sales are products for commercial jet engines. Other major HPMC end markets include medical, oil & gas, electrical energy and construction & mining. HPMC produces a wide range of high performance materials, and components, and advanced metallic powder alloys made from titanium and titanium-based alloys, nickel-based alloys and superalloys, and a variety of other specialty materials. These materials are made in a variety of product forms that include precision forgings, castings, machined parts and others.
The FRP segment serves a diverse group of end markets, with the oil & gas market, including chemical and hydrocarbon processing, and the automotive market collectively representing over 45% of 2018 sales. Other major end markets for FRP include food processing equipment and appliances, construction & mining, electronics, communication equipment and computers, and aerospace & defense. FRP produces nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, and stainless steel in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products. The business units in this segment include ATI Flat Rolled Products and STAL, in which the Company has a 60% ownership interest. Segment results also include ATI’s 50% interests in both A&T Stainless and Uniti, which are accounted for under the equity method. See Note 6 for further information on the Company’s joint ventures.
The measure of segment operating profit excludes all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, corporate expenses, net interest expense, closed operations and other expenses, charges for goodwill impairment (see Note 5), restructuring charges and other costs (see Note 17), debt extinguishment charges (see Note 9) and non-operating gains or losses (see Note 6). Management believes segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

(In millions)	2018	2017	2016
Total sales:
High Performance Materials & Components	$2,413.6	$2,127.0	$1,979.5
Flat Rolled Products	1,799.0	1,527.5	1,260.8
Total sales	4,212.6	3,654.5	3,240.3
Intersegment sales:
High Performance Materials & Components	79.4	59.6	49.1
Flat Rolled Products	86.6	69.8	56.6
Total intersegment sales	166.0	129.4	105.7
Sales to external customers:
High Performance Materials & Components	2,334.2	2,067.4	1,930.4
Flat Rolled Products	1,712.4	1,457.7	1,204.2
Total sales to external customers	$4,046.6	$3,525.1	$3,134.6
Total international sales were $1,698.4 million in 2018, $1,454.5 million in 2017, and $1,277.1 million in 2016. Of these amounts, sales by operations in the United States to customers in other countries were $1,303.8 million in 2018, $1,078.6 million in 2017, and $971.4 million in 2016.

(In millions)	2018	2017	2016
Operating profit:
High Performance Materials & Components	$335.4	$246.4	$168.7
Flat Rolled Products	77.8	37.0	(163.0)
Total operating profit	413.2	283.4	5.7
LIFO and net realizable value reserves (See Note 3)	(0.7)	(0.2)	0.8
Corporate expenses	(58.1)	(50.5)	(43.4)
Closed operations and other expenses	(21.6)	(34.0)	(34.6)
Restructuring and other charges (See Note 17)	—	—	(538.5)
Impairment of goodwill (See Note 5)	—	(114.4)	—
Debt extinguishment charge (See Note 9)	—	(37.0)	—
Gain on joint venture deconsolidation (See Note 6)	15.9	—	—
Interest expense, net	(101.0)	(133.8)	(124.0)
Income (loss) before income taxes	$247.7	$(86.5)	$(734.0)
In the third quarter of 2016, the Company announced the indefinite idling of the Rowley, UT titanium sponge facility and the consolidation of certain titanium manufacturing operations. See Note 17 for further explanation. Results for the HPMC segment exclude the Rowley operations beginning with the third quarter of 2016, with such operations being reported in closed operations and other expenses. In October 2016, the Company announced the closure of the Midland, PA commodity stainless operations and the Bagdad, PA GOES finishing facility. These facilities were indefinitely idled earlier in 2016, and management concluded that the facilities could not be operated at an acceptable rate of return. See Note 17 for further explanation. Results for the FRP segment exclude the ongoing holding costs of these facilities beginning in October 2016, with such costs being reported in closed operations and other expenses.

Restructuring and other charges for the year ended December 31, 2016 are comprised of $471.3 million in long-lived asset impairment charges, $31.7 million of facility shutdown and idling costs, $24.2 million of employee benefit costs and $11.3 million of inventory valuation charges for titanium sponge that are classified in cost of sales (see Note 3 for additional information). The shutdown and idling costs primarily relate to the indefinite idling of the Company’s Rowley, UT titanium sponge facility, and the closures of the Midland, PA commodity stainless operations and the Bagdad, PA GOES finishing facility. The employee benefit costs largely relate to FRP severance charges for salaried workforce reductions and costs associated with the previously mentioned facility idlings and closures.
Closed operations and other expenses are primarily presented in selling and administrative expenses in the consolidated statements of operations. In 2018, these items included costs at closed facilities, including legal matters, environmental, real estate and other facility costs, and changes in foreign currency remeasurement impacts primarily related to our European Treasury Center operation.
The reduction in interest expense in 2018 compared to the prior year periods is due to the redemption of the Company’s previously outstanding 9.375% Senior Notes due 2019 in the fourth quarter of 2017.
Certain additional information regarding the Company’s business segments is presented below:

(In millions)	2018	2017	2016
Depreciation and amortization:
High Performance Materials & Components	$106.5	$109.3	$118.4
Flat Rolled Products	47.0	45.6	48.8
Corporate	2.9	5.9	3.1
Total depreciation and amortization	$156.4	$160.8	$170.3
Capital expenditures:
High Performance Materials & Components	$79.8	$62.7	$89.9
Flat Rolled Products	56.4	59.1	111.8
Corporate	3.0	0.9	0.5
Total capital expenditures	$139.2	$122.7	$202.2

Identifiable assets:	2018	2017	2016
High Performance Materials & Components	$2,765.4	$2,662.3	$2,744.3
Flat Rolled Products	2,225.7	2,218.4	2,056.4
Discontinued Operations	—	0.2	0.4
Corporate:
Deferred Taxes	8.7	7.6	12.1
Cash and cash equivalents and other	502.0	296.9	356.8
Total assets	$5,501.8	$5,185.4	$5,170.0

($ in millions)	2018	Percent of total	2017	Percent of total	2016	Percent of total
Total assets:
United States	$4,859.1	88%	$4,547.7	88%	$4,591.5	89%
China	287.3	5%	276.0	5%	249.3	5%
United Kingdom	136.7	3%	122.7	2%	122.8	2%
Other	218.7	4%	239.0	5%	206.4	4%
Total Assets	$5,501.8	100%	$5,185.4	100%	$5,170.0	100%
Note 17. Restructuring Charges
There were no restructuring charges recorded in fiscal years 2018 or 2017. For the year ended December 31, 2016, the Company recorded restructuring charges of $523.8 million, which are presented as restructuring charges in the consolidated statement of operations. These charges were comprised of $471.3 million in long-lived asset impairment charges, $31.7 million of facility shutdown and idling costs, and $20.8 million of employee benefit costs.

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
On October 25, 2016, the Company announced the closure of the Midland, PA commodity stainless melt and sheet finishing operations and the Bagdad, PA GOES finishing facility. These facilities, which were part of the Company’s FRP operations, were indefinitely idled earlier in 2016, and management concluded that the facilities could not be operated at an acceptable rate of return. As a result of these actions, the Company recorded $8.4 million during the year ended December 31, 2016 of closure-related costs and asset impairments, and $4.9 million of employee benefit costs, including $3.4 million of special termination benefits for pension and other postretirement benefit plans that was reported in nonoperating retirement benefit expense in the 2016 consolidated statement of operations.
Also during 2016, an $11.8 million charge was recorded for severance obligations in the FRP operations, for the reduction of approximately one-third of FRP’s salaried workforce through the elimination of over 250 positions, which was largely completed by the end of 2016. Restructuring reserves were substantially paid in 2017 and there are no significant restructuring reserves remaining.
Note 18. Per Share Information
The following table sets forth the computation of basic and diluted net income (loss) per common share:
(In millions, except per share amounts)

For the Years Ended December 31,	2018	2017	2016
Numerator:
Numerator for basic net income (loss) per common share -
Net income (loss) attributable to ATI	$222.4	$(91.9)	$(640.9)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	12.9	—	—
Numerator for diluted net income (loss) per common share -
Net income (loss) attributable to ATI after assumed conversions	$235.3	$(91.9)	$(640.9)
Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	125.2	110.1	107.3
Effect of dilutive securities:
Share-based compensation	0.8	—	—
4.75% Convertible Senior Notes due 2022	19.9	—	—
Denominator for diluted net income (loss) per common share—adjusted weighted average shares and assumed conversions	145.9	110.1	107.3
Basic net income (loss) attributable to ATI per common share	$1.78	$(0.83)	$(5.97)
Diluted net income (loss) attributable to ATI per common share	$1.61	$(0.83)	$(5.97)

Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion would have been anti-dilutive. There were no anti-dilutive shares for 2018. There were 20.8 million and 13.1 million anti-dilutive shares for 2017 and 2016, respectively.
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
ATI is the plan sponsor for the U.S. qualified defined benefit pension plans, which cover certain current and former employees of the Subsidiary and the Non-guarantor Subsidiaries. As a result, the balance sheets presented for the Subsidiary and the Non-guarantor Subsidiaries do not include any U.S. qualified defined benefit pension assets or liabilities, or the related deferred taxes. These assets, liabilities and related deferred taxes and pension income or expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the Non-guarantor Subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$0.1	$10.8	$371.1	$—	$382.0
Accounts receivable, net	—	126.3	401.5	—	527.8
Intercompany notes receivable	—	—	3,968.8	(3,968.8)	—
Short-term contract assets	—	—	51.2	—	51.2
Inventories, net	—	216.1	995.0	—	1,211.1
Prepaid expenses and other current assets	12.9	29.3	32.4	—	74.6
Total current assets	13.0	382.5	5,820.0	(3,968.8)	2,246.7
Property, plant and equipment, net	1.7	1,548.4	924.9	—	2,475.0
Goodwill	—	—	534.7	—	534.7
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investments in subsidiaries	6,096.4	37.7	—	(6,134.1)	—
Other assets	35.6	30.7	179.1	—	245.4
Total assets	$6,146.7	$1,999.3	$7,658.7	$(10,302.9)	$5,501.8
Liabilities and stockholders’ equity:
Accounts payable	$3.3	$177.5	$318.0	$—	$498.8
Accrued liabilities	59.1	71.7	129.3	—	260.1
Intercompany notes payable	2,102.8	1,866.0	—	(3,968.8)	—
Short-term contract liabilities	—	33.0	38.4	—	71.4
Short-term debt and current portion of long-term debt	0.2	0.7	5.7	—	6.6
Total current liabilities	2,165.4	2,148.9	491.4	(3,968.8)	836.9
Long-term debt	1,278.8	151.8	104.9	—	1,535.5
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	259.2	59.2	—	318.4
Pension liabilities	681.6	4.0	44.4	—	730.0
Deferred income taxes	12.9	—	—	—	12.9
Long-term contract liabilities	—	—	7.3	—	7.3
Other long-term liabilities	16.4	17.6	35.2	—	69.2
Total liabilities	4,155.1	2,781.5	742.4	(4,168.8)	3,510.2
Total stockholders’ equity (deficit)	1,991.6	(782.2)	6,916.3	(6,134.1)	1,991.6
Total liabilities and stockholders’ equity	$6,146.7	$1,999.3	$7,658.7	$(10,302.9)	$5,501.8

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,410.3	$2,636.3	$—	$4,046.6
Cost of sales	16.6	1,302.4	2,097.3	—	3,416.3
Gross profit (loss)	(16.6)	107.9	539.0	—	630.3
Selling and administrative expenses	101.7	34.2	132.3	—	268.2
Operating income (loss)	(118.3)	73.7	406.7	—	362.1
Nonoperating retirement benefit expense	(12.7)	(19.5)	(1.7)	—	(33.9)
Interest income (expense), net	(138.8)	(114.6)	152.4	—	(101.0)
Other income (expense) including equity in income of unconsolidated subsidiaries	517.5	16.8	0.8	(514.6)	20.5
Income (loss) before income taxes	247.7	(43.6)	558.2	(514.6)	247.7
Income tax provision (benefit)	11.0	(8.7)	83.9	(75.2)	11.0
Net income (loss)	236.7	(34.9)	474.3	(439.4)	236.7
Less: Net income attributable to noncontrolling interest	—	—	14.3	—	14.3
Net income (loss) attributable to ATI	$236.7	$(34.9)	$460.0	$(439.4)	$222.4
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income (Loss)
For the year ended December 31, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$236.7	$(34.9)	$474.3	$(439.4)	$236.7
Other comprehensive income (loss)
Currency translation adjustment arising during the period	(26.6)	—	(26.6)	26.6	(26.6)
Net derivative loss on hedge transactions	(18.1)	—	—	—	(18.1)
Pension and postretirement benefits	(67.5)	(19.1)	0.7	18.4	(67.5)
Other comprehensive income (loss), net of tax	(112.2)	(19.1)	(25.9)	45.0	(112.2)
Comprehensive income (loss)	124.5	(54.0)	448.4	(394.4)	124.5
Less: Comprehensive income attributable to noncontrolling interest	—	—	8.1	—	8.1
Comprehensive income (loss) attributable to ATI	$124.5	$(54.0)	$440.3	$(394.4)	$116.4

Condensed Statements of Cash Flows
For the year ended December 31, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(107.0)	$(223.9)	$738.7	$(15.0)	$392.8
Investing Activities:
Purchases of property, plant and equipment	(2.1)	(26.2)	(110.9)	—	(139.2)
Net receipts (payments) on intercompany activity	—	—	(346.5)	346.5	—
Purchases of businesses	—	—	(10.0)	—	(10.0)
Asset disposals and other	1.3	2.6	0.2	—	4.1
Cash flows provided by (used in) investing activities	(0.8)	(23.6)	(467.2)	346.5	(145.1)
Financing Activities:
Borrowings on long-term debt	—	—	7.1	—	7.1
Payments on long-term debt and capital leases	(0.2)	(0.9)	(5.3)	—	(6.4)
Net payments under credit facilities	—	—	(5.9)	—	(5.9)
Net receipts (payments) on intercompany activity	112.5	234.0	—	(346.5)	—
Dividends paid to stockholders	—	—	(15.0)	15.0	—
Dividends paid to noncontrolling interests	—	—	(10.0)	—	(10.0)
Sale to noncontrolling interests	—	11.7	2.7	—	14.4
Shares repurchased for income tax withholding on share-based compensation and other	(6.5)	—	—	—	(6.5)
Cash flows provided by (used in) financing activities	105.8	244.8	(26.4)	(331.5)	(7.3)
Increase (decrease) in cash and cash equivalents	$(2.0)	$(2.7)	$245.1	$—	$240.4

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,178.9	$2,346.2	$—	$3,525.1
Cost of sales	14.6	1,085.5	1,928.0	—	3,028.1
Gross profit (loss)	(14.6)	93.4	418.2	—	497.0
Selling and administrative expenses	86.6	36.9	124.5	—	248.0
Impairment of goodwill	—	—	114.4	—	114.4
Operating income (loss)	(101.2)	56.5	179.3	—	134.6
Nonoperating retirement benefit expense	(32.2)	(18.7)	(3.4)	—	(54.3)
Interest income (expense), net	(155.8)	(90.0)	112.0	—	(133.8)
Debt extinguishment charge	(37.0)	—	—	—	(37.0)
Other income (expense) including equity in income of unconsolidated subsidiaries	239.7	1.6	2.4	(239.7)	4.0
Income (loss) before income taxes	(86.5)	(50.6)	290.3	(239.7)	(86.5)
Income tax provision (benefit)	(6.8)	(16.6)	131.4	(114.8)	(6.8)
Net income (loss)	(79.7)	(34.0)	158.9	(124.9)	(79.7)
Less: Net income attributable to noncontrolling interest	—	—	12.2	—	12.2
Net income (loss) attributable to ATI	$(79.7)	$(34.0)	$146.7	$(124.9)	$(91.9)
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income (Loss)
For the year ended December 31, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(79.7)	$(34.0)	$158.9	$(124.9)	$(79.7)
Other comprehensive income (loss)
Currency translation adjustment arising during the period	39.1	—	39.1	(39.1)	39.1
Net derivative gain on hedge transactions	7.1	—	—	—	7.1
Pension and postretirement benefits	27.3	(5.8)	(10.7)	16.5	27.3
Other comprehensive income (loss), net of tax	73.5	(5.8)	28.4	(22.6)	73.5
Comprehensive income (loss)	(6.2)	(39.8)	187.3	(147.5)	(6.2)
Less: Comprehensive income attributable to noncontrolling interest	—	—	19.8	—	19.8
Comprehensive income (loss) attributable to ATI	$(6.2)	$(39.8)	$167.5	$(147.5)	$(26.0)

Condensed Statements of Cash Flows
For the year ended December 31, 2017

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(78.8)	$(101.5)	$214.7	$(12.0)	$22.4
Investing Activities:
Purchases of property, plant and equipment	(0.9)	(38.5)	(83.3)	—	(122.7)
Net receipts (payments) on intercompany activity	—	—	(223.9)	223.9	—
Asset disposals and other	—	0.1	3.0	—	3.1
Cash flows provided by (used in) investing activities	(0.9)	(38.4)	(304.2)	223.9	(119.6)
Financing Activities:
Borrowings on long-term debt	—	—	8.5	—	8.5
Payments on long-term debt and capital leases	(350.4)	(0.3)	(2.3)	—	(353.0)
Net borrowings under credit facilities	—	—	1.6	—	1.6
Debt issuance costs	—	—	(0.8)	—	(0.8)
Debt extinguishment charge	(35.8)	—	—	—	(35.8)
Net receipts (payments) on intercompany activity	72.7	151.2	—	(223.9)	—
Issuance of common stock	397.8	—	—	—	397.8
Dividends paid to stockholders	—	—	(12.0)	12.0	—
Dividends paid to noncontrolling interests	—	—	(8.0)	—	(8.0)
Sale of noncontrolling interests	—	—	3.7	—	3.7
Shares repurchased for income tax withholding on share-based compensation and other	(4.8)	—	—	—	(4.8)
Cash flows provided by (used in) financing activities	79.5	150.9	(9.3)	(211.9)	9.2
Increase (decrease) in cash and cash equivalents	$(0.2)	$11.0	$(98.8)	$—	$(88.0)
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$983.6	$2,151.0	$—	$3,134.6
Cost of sales	18.6	1,080.2	1,813.0	—	2,911.8
Gross profit (loss)	(18.6)	(96.6)	338.0	—	222.8
Selling and administrative expenses	84.5	31.7	124.6	—	240.8
Restructuring charges	—	21.7	502.1	—	523.8
Operating loss	(103.1)	(150.0)	(288.7)	—	(541.8)
Nonoperating retirement benefit expense	(40.2)	(25.8)	(4.6)	—	(70.6)
Interest income (expense), net	(138.3)	(70.7)	85.0	—	(124.0)
Other income (expense) including equity in income of unconsolidated subsidiaries	(452.4)	1.0	1.4	452.4	2.4
Income (loss) before income taxes	(734.0)	(245.5)	(206.9)	452.4	(734.0)
Income tax provision (benefit)	(106.9)	(85.5)	(66.7)	152.2	(106.9)
Net income (loss)	(627.1)	(160.0)	(140.2)	300.2	(627.1)
Less: Net income attributable to noncontrolling interest	—	—	13.8	—	13.8
Net income (loss) attributable to ATI	$(627.1)	$(160.0)	$(154.0)	$300.2	$(640.9)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income (Loss)
For the year ended December 31, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(627.1)	$(160.0)	$(140.2)	$300.2	$(627.1)
Other comprehensive income (loss)
Currency translation adjustment arising during the period	(47.1)	—	(47.1)	47.1	(47.1)
Net derivative gain on hedge transactions	19.6	—	—	—	19.6
Pension and postretirement benefits	(61.4)	17.2	1.8	(19.0)	(61.4)
Other comprehensive income (loss), net of tax	(88.9)	17.2	(45.3)	28.1	(88.9)
Comprehensive income (loss)	(716.0)	(142.8)	(185.5)	328.3	(716.0)
Less: Comprehensive income attributable to noncontrolling interest	—	—	4.1	—	4.1
Comprehensive income (loss) attributable to ATI	$(716.0)	$(142.8)	$(189.6)	$328.3	$(720.1)
Condensed Statements of Cash Flows
For the year ended December 31, 2016

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(78.5)	$(232.3)	$291.1	$(24.0)	$(43.7)
Investing Activities:
Purchases of property, plant and equipment	(0.5)	(98.7)	(103.0)	—	(202.2)
Net receipts (payments) on intercompany activity	—	—	(160.0)	160.0	—
Asset disposals and other	—	0.2	2.0	—	2.2
Cash flows provided by (used in) investing activities	(0.5)	(98.5)	(261.0)	160.0	(200.0)
Financing Activities:
Borrowings on long-term debt	287.5	—	100.0	—	387.5
Payments on long-terms debt and capital leases	(0.7)	(0.2)	(1.8)	—	(2.7)
Net borrowings under credit facilities	—	—	3.1	—	3.1
Debt issuance costs	(9.4)	—	(1.0)	—	(10.4)
Net receipts (payments) on intercompany activity	(170.7)	330.7	—	(160.0)	—
Dividends paid to stockholders	(25.8)	—	(24.0)	24.0	(25.8)
Dividends paid to noncontrolling interests	—	—	(16.0)	—	(16.0)
Acquisition of noncontrolling interest	—	—	(12.2)	—	(12.2)
Cash flows provided by (used in) financing activities	80.9	330.5	48.1	(136.0)	323.5
Increase (decrease) in cash and cash equivalents	$1.9	$(0.3)	$78.2	$—	$79.8

Note 20. Commitments and Contingencies
Rental expense under operating leases was $24.4 million in 2018, $21.1 million in 2017, and $22.6 million in 2016. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2018, were as follows: $20.4 million in 2019, $17.9 million in 2020, $16.6 million in 2021, $14.2 million in 2022, $10.1 million in 2023 and $16.4 million thereafter. Commitments for expenditures on property, plant and equipment at December 31, 2018 were approximately $60.4 million.
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
At December 31, 2018, the Company’s reserves for environmental remediation obligations totaled approximately $20 million, of which $8 million was included in other current liabilities. The increase in the reserves in 2018 compared to the $12 million of reserves in 2017 was largely a result of the pre-funding of obligations from other responsible parties to ATI. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $16 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $1 million for owned or controlled sites at which Company operations have been discontinued. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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

Note 21. Selected Quarterly Financial Data
(Unaudited)

	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2018 -
Sales	$979.0	$1,009.5	$1,020.2	$1,037.9
Gross Profit	148.6	173.7	160.4	147.6
Net income	60.5	75.6	55.6	45.0
Net income attributable to ATI	58.0	72.8	50.5	41.1
Basic income attributable to ATI per common share	$0.46	$0.58	$0.40	$0.33
Diluted income attributable to ATI per common share	$0.42	$0.52	$0.37	$0.30
Average shares outstanding	125.7	125.7	125.7	125.7
2017 -
Sales	$865.9	$880.2	$869.1	$909.9
Gross Profit	124.8	124.3	105.3	142.6
Net income (loss)	21.1	13.4	(119.4)	5.2
Net income (loss) attributable to ATI	17.5	10.1	(121.2)	1.7
Basic income (loss) attributable to ATI per common share	$0.16	$0.09	$(1.12)	$0.01
Diluted income (loss) attributable to ATI per common share	$0.16	$0.09	$(1.12)	$0.01
Average shares outstanding	108.8	108.9	108.9	118.6

Quarterly earnings per share amounts above may not add to year-to-date amounts due to rounding as well as the impact of dilutive securities for each individual quarterly period versus the year-to-date period. Gross profit amounts for 2017 have been restated as a result of the retrospective application of changes to the accounting for defined benefit pension and other postretirement benefit expenses adopted by the Company in 2018 (see Note 1).
First quarter 2018 results include a $15.9 million pre-tax ($14.7 million, net of tax) gain on deconsolidation of A&T Stainless following the sale of a 50% noncontrolling interest and subsequent derecognition. See Note 6 for further explanation.
Third quarter 2017 includes a $114.4 million pre-tax ($113.6 million, net of tax) non-cash goodwill impairment charge for the Company’s Cast Products business. See Note 5 for further explanation.
Fourth quarter 2017 includes a $37.0 million pre-tax and net of tax debt extinguishment charge for the full redemption of the $350 million, 9.375% Senior Notes due 2019. Fourth quarter 2017 also includes $4.1 million of tax benefits from the 2017 Tax Cuts and Jobs Act legislation. Fourth quarter 2017 shares outstanding reflect the Company’s issuance of 17 million shares of common stock on November 7, 2017 (see Note 14 for further explanation).
Net of tax amounts presented above generally use the effective tax rate for the applicable quarterly period which differs from the effective tax rate for the full year.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
In accordance with Securities Exchange Act Rules 13-1-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an attestation report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.
(c) Changes to Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2018, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Allegheny Technologies Incorporated and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Allegheny Technologies Incorporated and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 28, 2019

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” and the information concerning our executive officers required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Members of ATI's Executive Management,” in the Allegheny Technologies Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance-Board Information- Board Committees” in the 2019 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Stock Ownership Information- Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement.
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
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Our Corporate Governance- Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2019 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2018 was as follows:

	(a)
(In thousands, except per share amounts)	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3) (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders	629	$—	5,252
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	629	$—	5,252

(1)
Includes stock-settled equity awards previously granted under the Allegheny Technologies Incorporated 2015 Incentive Plan (the “2015 Incentive Plan”) and the Allegheny Technologies Incorporated 2017 Incentive Plan (the “2017 Incentive Plan”). Amounts reflected for such performance-based awards represent the maximum number of shares to be awarded at the conclusion of the applicable performance cycle.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Related Party Transactions” and “Our Corporate Governance- Board Information- Board Composition and Independence” as set forth in the 2019 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” as set forth in the 2019 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2018, 2017, and 2016
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Cash Flows — Years Ended December 31, 2018, 2017, and 2016
Statements of Changes in Consolidated Equity — Years Ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
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

4.1
Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee, relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025 (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)).

4.2
First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 21, 1996 (File No. 1-12001)).

4.3
Supplemental Indenture, dated as of December 22, 2011, among Allegheny Ludlum Corporation, ALC Merger, LLC, and The Bank of New York Mellon (as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

4.4
Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New Your Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 3, 2009 (File No. 1-2001)).

4.5
Third Supplemental Indenture, dated January 7, 2011, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

4.6	Form of 5.950% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).
4.7
Fourth Supplemental Indenture, dated July 12, 2013, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).

4.8	Form of 5.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).
4.9
Fifth Supplemental Indenture, dated May 24, 2016, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2016 (File No. 1-12001)).

4.10	Form of 4.75% Convertible Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2016 (File No. 1-12004)).
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

10.6
Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.7
Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

Exhibit No.	Description
10.8
Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.9
Amendment No. 1 to the Allegheny Technologies Incorporated 2007 Incentive Plan, as Amended and Restated, effective May 11, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated May 17, 2012 (File No. 333-181491)).*

10.10
Amended and Restated Change in Control Severance Agreement between the Company and Richard J. Harshman, dated August 2, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12001)).*

10.11
Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12001)).*

10.12
Form of 2014 Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.13
Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12001)).*

10.14
Form of Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.15
Allegheny Technologies Incorporated Defined Contribution Restoration Plan, as amended and restated as of January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.16	Allegheny Technologies Incorporated 2015 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 20, 2015 (File No 1-12001)).*
10.17
Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 1, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.18	Form of Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-12001)).*
10.19	Form of Annual Performance Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-12001)).*
10.20
Allegheny Technologies Incorporated 2017 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12001)).*

10.21	Form of Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12001)).*
10.22	Form of Time-Vested Restricted Stock Unit Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12001)).*
10.23
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

10.24
First Amendment to Revolving Credit and Security Agreement, dated as of May 13, 2016, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2016 (File No. 1-12001)).

10.25
Acknowledgement Letter Agreement, dated as of July 7, 2016, between TDY Industries, LLC, as borrowing agent, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2016 (File No. 1-12001)).).

10.26
Second Amendment to Revolving Credit and Security Agreement, dated June 21, 2017, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 27, 2017).

10.27
Third Amendment to Revolving Credit and Security Agreement, dated June 14, 2018, by and among the borrowers party thereto, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 1-12001)).

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

ALLEGHENY TECHNOLOGIES INCORPORATED

Date:	February 28, 2019	By	/s/ Robert S. Wetherbee
Robert S. Wetherbee
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 28th day of February, 2019.

/s/ Robert S. Wetherbee	/s/ Patrick J. DeCourcy
Robert S. Wetherbee President and Chief Executive Officer (Principal Executive Officer)	Patrick J. DeCourcy Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
.
/s/ Richard J. Harshman	/s/ Karl D. Schwartz
Richard J. Harshman Chairman	Karl D. Schwartz Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Herbert J. Carlisle	/s/ Barbara S. Jeremiah
Herbert J. Carlisle Director	Barbara S. Jeremiah Director

/s/ Carolyn Corvi	/s/ David J. Morehouse
Carolyn Corvi Director	David J. Morehouse Director

/s/ Diane C. Creel	/s/ John R. Pipski
Diane C. Creel Director	John R. Pipski Director

/s/ James C. Diggs	/s/ James E. Rohr
James C. Diggs Director	James E. Rohr Director

/s/ J. Brett Harvey	/s/ John D. Turner
J. Brett Harvey Director	John D. Turner Director