Form 10-Q
period 2019-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2019-04-30
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 19, 2019, the registrant had outstanding 126,034,880 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$217.0	$382.0
Accounts receivable, net	565.1	527.8
Short-term contract assets	48.7	51.2
Inventories, net	1,254.4	1,211.1
Prepaid expenses and other current assets	92.7	74.6
Total Current Assets	2,177.9	2,246.7
Property, plant and equipment, net	2,470.7	2,475.0
Goodwill	536.8	534.7
Other assets	305.6	245.4
Total Assets	$5,491.0	$5,501.8
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$455.3	$498.8
Accrued liabilities	220.4	260.1
Short-term contract liabilities	77.9	71.4
Short-term debt and current portion of long-term debt	6.4	6.6
Total Current Liabilities	760.0	836.9
Long-term debt	1,536.2	1,535.5
Accrued postretirement benefits	309.5	318.4
Pension liabilities	701.1	730.0
Deferred income taxes	14.5	12.9
Other long-term liabilities	123.1	76.5
Total Liabilities	3,444.4	3,510.2
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-126,695,171 shares at March 31, 2019 and December 31, 2018; outstanding-126,034,880 shares at March 31, 2019 and 125,684,396 shares at December 31, 2018	12.7	12.7
Additional paid-in capital	1,599.7	1,615.4
Retained earnings	1,437.0	1,422.0
Treasury stock: 660,291 shares at March 31, 2019 and 1,010,775 shares at December 31, 2018	(19.7)	(30.6)
Accumulated other comprehensive loss, net of tax	(1,095.5)	(1,133.8)
Total ATI stockholders’ equity	1,934.2	1,885.7
Noncontrolling interests	112.4	105.9
Total Equity	2,046.6	1,991.6
Total Liabilities and Equity	$5,491.0	$5,501.8

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2019	2018
Sales	$1,004.8	$979.0

Cost of sales	873.7	830.4
Gross profit	131.1	148.6
Selling and administrative expenses	68.0	67.1
Operating income	63.1	81.5
Nonoperating retirement benefit expense	(18.3)	(8.3)
Interest expense, net	(24.8)	(25.5)
Other (expense) income, net	(2.9)	17.8
Income before income taxes	17.1	65.5
Income tax provision	0.8	5.0
Net income	16.3	60.5
Less: Net income attributable to noncontrolling interests	1.3	2.5
Net income attributable to ATI	$15.0	$58.0

Basic net income attributable to ATI per common share	$0.12	$0.46

Diluted net income attributable to ATI per common share	$0.12	$0.42
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net income	$16.3	$60.5
Currency translation adjustment
Unrealized net change arising during the period	11.0	23.6
Derivatives
Net derivatives gain on hedge transactions	10.5	3.3
Reclassification to net income of net realized loss (gain)	0.9	(3.0)
Income taxes on derivative transactions	—	—
Total	11.4	0.3
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	21.7	19.2
Prior service cost
Amortization to net income of net prior service credits	(0.6)	(0.6)
Income taxes on postretirement benefit plans	—	—
Total	21.1	18.6
Other comprehensive income, net of tax	43.5	42.5
Comprehensive income	59.8	103.0
Less: Comprehensive income attributable to noncontrolling interests	6.5	9.4
Comprehensive income attributable to ATI	$53.3	$93.6
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating Activities:
Net income	$16.3	$60.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38.7	39.8
Deferred taxes	1.6	(0.2)
Gain on joint venture deconsolidation	—	(15.9)
Changes in operating assets and liabilities:
Inventories	(43.3)	(108.4)
Accounts receivable	(37.3)	(61.7)
Accounts payable	(43.5)	79.8
Retirement benefits	(18.4)	0.5
Accrued income taxes	0.5	2.4
Accrued liabilities and other	(44.6)	(43.9)
Cash used in operating activities	(130.0)	(47.1)
Investing Activities:
Purchases of property, plant and equipment	(23.5)	(41.6)
Asset disposals and other	(0.1)	0.1
Cash used in investing activities	(23.6)	(41.5)
Financing Activities:
Borrowings on long-term debt	—	6.4
Payments on long-term debt and finance leases	(1.5)	(1.3)
Net borrowings under credit facilities	—	50.9
Sales to noncontrolling interests	—	7.4
Shares repurchased for income tax withholding on share-based compensation and other	(9.9)	(6.5)
Cash (used in) provided by financing activities	(11.4)	56.9
Decrease in cash and cash equivalents	(165.0)	(31.7)
Cash and cash equivalents at beginning of period	382.0	141.6
Cash and cash equivalents at end of period	$217.0	$109.9
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2017	$12.7	$1,596.3	$1,184.3	$(26.1)	$(1,027.8)	$105.1	$1,844.5
Net income	—	—	58.0	—	—	2.5	60.5
Other comprehensive income	—	—	—	—	35.6	6.9	42.5
Cumulative effect of adoption of new accounting standard	—	—	15.5	—	—	—	15.5
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	2.7	2.7
Employee stock plans	—	3.2	—	(5.6)	—	—	(2.4)
Balance, March 31, 2018	$12.7	$1,599.5	$1,257.8	$(31.7)	$(992.2)	$117.2	$1,963.3
Balance, December 31, 2018	$12.7	$1,615.4	$1,422.0	$(30.6)	$(1,133.8)	$105.9	$1,991.6
Net income	—	—	15.0	—	—	1.3	16.3
Other comprehensive income	—	—	—	—	38.3	5.2	43.5
Employee stock plans	—	(15.7)	—	10.9	—	—	(4.8)
Balance, March 31, 2019	$12.7	$1,599.7	$1,437.0	$(19.7)	$(1,095.5)	$112.4	$2,046.6
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified in order to conform with fiscal year 2019 presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2018 financial information has been derived from the Company’s audited consolidated financial statements.
New Accounting Pronouncements Adopted

In January 2019, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) related to leases. See Note 7 for further explanation related to this adoption, including all newly expanded disclosure requirements.

Pending Accounting Pronouncements

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
Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the first quarters ended March 31, 2019 and 2018 were as follows:

(in millions)	First quarter ended
	March 31, 2019			March 31, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Global Markets:
Aerospace & Defense	$465.1	$60.5	$525.6	$426.7	$35.7	$462.4
Oil & Gas	16.7	96.1	112.8	15.2	137.5	152.7
Automotive	3.6	73.3	76.9	2.6	76.5	79.1
Construction/Mining	18.5	39.4	57.9	17.6	38.0	55.6
Electrical Energy	27.3	28.4	55.7	30.8	21.4	52.2
Food Equipment & Appliances	0.1	53.1	53.2	0.1	58.8	58.9
Medical	42.7	3.4	46.1	41.2	3.7	44.9
Electronics/Computers/Communications	1.1	33.0	34.1	1.5	31.4	32.9
Other	26.1	16.4	42.5	25.0	15.3	40.3
Total	$601.2	$403.6	$1,004.8	$560.7	$418.3	$979.0

(in millions)	First quarter ended
	March 31, 2019			March 31, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Primary Geographical Market:
United States	$336.0	$285.1	$621.1	$289.8	$264.5	$554.3
Europe	178.3	32.7	211.0	197.0	28.5	225.5
Asia	52.8	70.4	123.2	48.3	102.5	150.8
Canada	19.1	7.3	26.4	16.6	10.6	27.2
South America, Middle East and other	15.0	8.1	23.1	9.0	12.2	21.2
Total	$601.2	$403.6	$1,004.8	$560.7	$418.3	$979.0

Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. FRP conversion services are excluded from this presentation.

	First quarter ended
	March 31, 2019			March 31, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	31%	29%	30%	29%	31%	30%
Precision forgings, castings and components	32%	—%	19%	38%	—%	21%
Titanium and titanium-based alloys	27%	6%	19%	24%	5%	16%
Precision and engineered strip	—%	33%	13%	—%	31%	14%
Zirconium and related alloys	10%	—%	6%	9%	—%	5%
Total High-Value Products	100%	68%	87%	100%	67%	86%
Standard Products
Stainless steel sheet	—%	17%	7%	—%	20%	8%
Specialty stainless sheet	—%	11%	4%	—%	9%	4%
Stainless steel plate and other	—%	4%	2%	—%	4%	2%
Total Standard Products	—%	32%	13%	—%	33%	14%
Total	100%	100%	100%	100%	100%	100%
The Company maintains a backlog of confirmed orders totaling $2.59 billion and $2.05 billion at March 31, 2019 and 2018, respectively. Due to the structure of the Company’s long-term agreements, approximately 80% of this backlog at March 31, 2019 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of March 31, 2019 and December 31, 2018, accounts receivable with customers were $570.8 million and $533.8 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the three months ended March 31, 2019 and 2018:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	March 31, 2019	March 31, 2018
Balance as of beginning of fiscal year	$6.0	$5.9
Expense to increase the reserve	0.1	0.3
Write-off of uncollectible accounts	(0.4)	(0.3)
Balance as of period end	$5.7	$5.9

(in millions)
Contract Assets
Short-term	March 31, 2019	March 31, 2018
Balance as of beginning of fiscal year	$51.2	$36.5
Recognized in current year	23.9	23.4
Reclassified to accounts receivable	(26.4)	(22.1)
Impairment	—	—
Reclassification to/from long-term	—	0.8
Balance as of period end	$48.7	$38.6

Long-term	March 31, 2019	March 31, 2018
Balance as of beginning of fiscal year	$0.1	$16.9
Recognized in current year	—	—
Reclassified to accounts receivable	—	—
Impairment	—	—
Reclassification to/from short-term	—	(0.8)
Balance as of period end	$0.1	$16.1

(in millions)
Contract Liabilities
Short-term	March 31, 2019	March 31, 2018
Balance as of beginning of fiscal year	$71.4	$69.7
Recognized in current year	38.6	8.4
Amounts in beginning balance reclassified to revenue	(29.3)	(14.1)
Current year amounts reclassified to revenue	(2.8)	(0.3)
Other	—	—
Reclassification to/from long-term	—	2.5
Balance as of period end	$77.9	$66.2

Long-term	March 31, 2019	March 31, 2018
Balance as of beginning of fiscal year	$7.3	$22.2
Recognized in current year	0.3	0.2
Amounts in beginning balance reclassified to revenue	(0.3)	(0.2)
Current year amounts reclassified to revenue	—	—
Other	—	—
Reclassification to/from short-term	—	(2.5)
Balance as of period end	$7.3	$19.7
Contract costs for obtaining and fulfilling a contract were $5.2 million as of both March 31, 2019 and December 31, 2018, and are reported in other long-term assets on the consolidated balance sheet. Amortization expense for both the three months ended March 31, 2019 and 2018 of these contract costs was $0.3 million.

Note 3. Inventories
Inventories at March 31, 2019 and December 31, 2018 were as follows (in millions):

	March 31, 2019	December 31, 2018
Raw materials and supplies	$212.5	$191.5
Work-in-process	941.3	914.1
Finished goods	192.4	191.1
Total inventories at current cost	1,346.2	1,296.7
Adjustment from current cost to LIFO cost basis	4.7	2.9
Inventory valuation reserves	(96.5)	(88.5)
Total inventories, net	$1,254.4	$1,211.1
Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains NRV inventory valuation reserves to adjust carrying value of LIFO inventory to current replacement cost. These NRV reserves were $9.9 million at March 31, 2019 and $8.0 million at December 31, 2018. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2019	2018
LIFO benefit (charge)	$1.8	$(8.2)
NRV benefit (charge)	(1.9)	8.2
Net cost of sales impact	$(0.1)	$—
Note 4. Property, Plant and Equipment
Property, plant and equipment at March 31, 2019 and December 31, 2018 was as follows (in millions):

	March 31, 2019	December 31, 2018
Land	$31.6	$31.5
Buildings	853.9	851.7
Equipment and leasehold improvements	3,653.0	3,622.7
	4,538.5	4,505.9
Accumulated depreciation and amortization	(2,067.8)	(2,030.9)
Total property, plant and equipment, net	$2,470.7	$2,475.0
The construction in progress portion of property, plant and equipment at March 31, 2019 was $91.3 million.

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

Majority-Owned Joint Ventures

The Company has a 60% interest in the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (STAL). The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s Flat Rolled Products segment, and manufactures Precision Rolled Strip stainless products mainly for the electronics, communication equipment, computer and automotive markets located in Asia. Cash and cash equivalents held by STAL as of March 31, 2019 were $39.4 million.

The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of March 31, 2019 were $9.0 million. During the first quarter 2018, the Company received $2.7 million for the sale of noncontrolling interest related to Next Gen Alloys LLC, which is reported as a financing activity on the consolidated statements of cash flows.

Equity Method Joint Ventures

On March 1, 2018, the Company announced the formation of the Allegheny & Tsingshan Stainless (A&T Stainless) joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased a 50% joint venture interest in A&T Stainless for $17.5 million, of which $12.0 million was received in 2018, with $5.0 million received in the first quarter of 2018 and reported as a financing activity on the consolidated statements of cash flows. The A&T Stainless operations include the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provides hot-rolling conversion services to A&T Stainless using the FRP segment’s Hot-Rolling and Processing Facility. As a result of this sale of a 50% noncontrolling interest and the subsequent deconsolidation of the A&T Stainless entity, the Company recognized a $15.9 million gain during the first quarter of 2018 under deconsolidation and derecognition accounting guidance covering the loss of control of a subsidiary determined to be a business. The gain, including ATI’s retained 50% share, was based on the fair value of the joint venture, as determined by the cash purchase price for the noncontrolling interest, and is reported in other (expense) income, net on the consolidated statement of income, and is excluded from FRP segment results. Following this deconsolidation, ATI accounts for the A&T Stainless joint venture under the equity method of accounting. As of March 31, 2019, ATI’s equity method investment in the A&T Stainless joint venture was $7.8 million.

ATI’s share of the A&T Stainless joint venture results were losses of $3.3 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively, which is included in the FRP segment’s operating results, and within other (expense) income, net, on the consolidated statements of income. In late March 2018, ATI filed for an exclusion from the recently enacted Section 232 tariffs on behalf of the A&T Stainless joint venture, which imports semi-finished stainless slab products from Indonesia. On April 24, 2019, the Company learned that this exclusion request had been denied by the U.S. Department of Commerce. Therefore, the joint venture will continue to be subject to the 25% tariff levied on its imports of semi-finished stainless slab products from Indonesia. Results of A&T Stainless have been and will continue to be negatively impacted by these tariffs.

ATI has a 50% interest in the industrial titanium joint venture known as Uniti LLC (Uniti), with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.5 million for both the three months ended March 31, 2019 and 2018, which is included in the FRP segment’s operating results, and within other (expense) income, net on the consolidated statements of income.

Note 6. Debt
Debt at March 31, 2019 and December 31, 2018 was as follows (in millions):

	March 31, 2019	December 31, 2018
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	287.5
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Term Loan due 2022	100.0	100.0
U.S. revolving credit facility	—	—
Foreign credit facilities	—	—
Other	14.8	15.0
Debt issuance costs	(9.7)	(10.4)
Total debt	1,542.6	1,542.1
Short-term debt and current portion of long-term debt	6.4	6.6
Total long-term debt	$1,536.2	$1,535.5

(a) Bearing interest at 7.875% effective February 15, 2016.
Revolving Credit Facility
The Company has a $500 million Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The ABL facility, which matures in February 2022, includes a $400 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $100 million term loan (Term Loan). The Term Loan has an interest rate of 2.5% plus a LIBOR spread and can be prepaid in increments of $50 million if certain minimum liquidity conditions are satisfied. The Company has a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 5.44% fixed interest rate.  The swap matures in January 2021.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40.0 million. The Company was in compliance with the fixed charge coverage ratio covenant at March 31, 2019. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 5.95% Senior Notes due 2021 are paid in full or refinanced. As of March 31, 2019, there were no outstanding borrowings under the revolving portion of the ABL facility, and $35.3 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first quarter of 2019, and average borrowings of $53 million, bearing an average annual interest rate of 3.50%, for the first quarter of 2018.

Note 7. Leases

On January 1, 2019 the Company adopted Accounting Standards Codification Topic 842 (ASC 842), Leases. This new guidance requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right of use (ROU) asset and a lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease, including any optional renewal periods determined to be reasonably certain to be exercised, using the discount rate determined at lease commencement. This discount rate is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate (IBR) for the expected lease term is used. The Company’s IBRs approximate the rate the Company would have to pay to borrow on a collateralized basis over a similar term at lease inception. The ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial direct costs incurred by the lessee, less any unamortized lease incentives received.

The Company has lease contracts for real property and machinery and equipment, primarily for mobile, office and information technology equipment. At inception of a contract, the Company determines whether the contract is or contains a lease. If the Company has a right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the asset, then the contract contains a lease. Several of the Company’s real property lease contracts include options to extend the lease term; however, the Company currently has not included the renewal options for these leases in the ROU asset and lease liability because the likelihood of renewal was not determined to be reasonably certain. The Company will reassess the likelihood of renewal on at least an annual basis. In addition, several real property leases include variable lease payments, for items such as common area maintenance and utilities, which are expensed as incurred as variable lease expense.

There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. The criteria used for a lease to be classified as a finance lease is generally consistent with the criteria under the previous lease accounting guidance, ASC 840, for capital leases. All other leases not meeting the finance lease criteria are classified as operating leases. Operating lease expense is recognized on a straight-line basis on the consolidated statement of income. Finance leases have front-loaded expense recognition which is reported as amortization expense and interest expense on the consolidated statement of income. ROU assets for operating leases are classified in other long-term assets, and ROU assets for finance leases are classified in property, plant and equipment on the consolidated balance sheet. For operating leases, short-term lease liabilities are classified in accrued liabilities, and long-term lease liabilities are classified in other long-term liabilities on the consolidated balance sheet. For finance leases, short-term lease liabilities are classified in short-term debt, and long-term lease liabilities are classified in long-term debt on the consolidated balance sheet. On the cash flow statement, payments for operating leases are classified as operating activities. Payments for finance leases are classified as a financing activity, with the exception of the interest component of the payment which is classified as an operating activity.

Adoption Method and Impact

The Company applied ASC 842 to all leases in effect at January 1, 2019 and adopted the accounting standard using the alternative transition method, which does not require the restatement of prior years. Comparative information has not been adjusted and continues to be reported under the previous accounting guidance. The Company has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company has also elected the practical expedient to not separate lease components from non-lease components for all asset classes, and did not elect the hindsight practical expedient to determine the lease term. The Company has made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less. On January 1, 2019, the Company recognized $51.7 million of ROU assets and $55.6 million of lease liabilities ($12.5 million short-term and $43.1 million long-term) on the consolidated balance sheet for operating leases, with the difference due to deferred rent balances as of December 31, 2018 that reduced the ROU asset balance on January 1, 2019. The adoption did not have a material impact on the Company’s results of operations or cash flows, and had no impact to the net deferred tax position on the consolidated balance sheet due to the Company’s income tax valuation allowances for federal and state purposes (see Note 11).

The Company has entered into finance lease contracts with lenders for progress payments on machinery and equipment that is being constructed at the request and specification of the Company. As of March 31, 2019, the lenders had made $1.7 million of progress payments on behalf of the Company, and $5.8 million of progress payments are scheduled to be paid. Upon payment of the final progress payments by the lenders, finance leases will commence, and $7.5 million, discounted using the applicable discount rates at lease inceptions, of ROU assets and lease liabilities will be recognized by the Company.

The following represents the components of lease cost and other information for both operating and financing leases for the three months ending March 31, 2019:

($ in millions)	Three months ended
March 31, 2019
Lease Cost
Finance Lease Cost:
Amortization of right of use asset	$0.2
Interest on lease liabilities	0.1
Operating lease cost	5.1
Short-term lease cost	0.9
Variable lease cost	0.1
Sublease income	—
Total lease cost	$6.4

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.1
Operating cash flows from operating leases	$5.1
Financing cash flows from finance leases	$0.3
Right of use assets obtained in exchange for new finance lease liabilities	$3.6
Right of use assets obtained in exchange for new operating lease liabilities	$12.4
Weighted average remaining lease term - finance leases	4.22 years
Weighted average remaining lease term - operating leases	5.88 years
Weighted average discount rate - finance leases	6.3%
Weighted average discount rate - operating leases	7.4%

The following table reconciles future minimum undiscounted rental commitments for operating leases to the operating lease liabilities recorded on the consolidated balance sheet as of March 31, 2019 (in millions):

March 31, 2019
Remainder of 2019	$14.4
2020	16.3
2021	14.6
2022	11.7
2023	8.2
2024 and Thereafter	18.9
Total undiscounted lease payments	$84.1
Present value adjustment	(17.1)
Operating lease liabilities	$67.0

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the consolidated balance sheet as of March 31, 2019 (in millions):

March 31, 2019
Remainder of 2019	$1.4
2020	1.8
2021	1.6
2022	1.2
2023	1.0
2024 and Thereafter	0.1
Total undiscounted lease payments	$7.1
Present value adjustment	(0.4)
Finance lease liabilities	$6.7

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2019, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 14 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 14% of a single year’s estimated nickel raw material purchase requirements.
At March 31, 2019, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At March 31, 2019, the Company hedged approximately 55% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2019 and approximately 40% for 2020.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2019, the Company held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 33 million euro with maturity dates through December 2019.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 5.44% fixed interest rate.  The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The swap matures in January 2021.
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

(In millions) Asset derivatives	Balance sheet location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.3	$—
Natural gas contacts	Prepaid expenses and other current assets	0.3	0.8
Nickel and other raw material contracts	Prepaid expenses and other current assets	4.6	1.2
Natural gas contracts	Other assets	—	0.2
Nickel and other raw material contracts	Other assets	2.4	0.8
Total derivatives designated as hedging instruments		7.6	3.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.5	0.4
Total derivatives not designated as hedging instruments		0.5	0.4
Total asset derivatives		$8.1	$3.4
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Accrued liabilities	$0.3	$0.2
Foreign exchange contracts	Accrued liabilities	—	0.6
Natural gas contracts	Accrued liabilities	0.1	0.1
Nickel and other raw material contracts	Accrued liabilities	1.9	6.8
Interest rate swap	Other long-term liabilities	0.3	0.3
Natural gas contracts	Other long-term liabilities	0.2	0.3
Nickel and other raw material contracts	Other long-term liabilities	0.5	2.1
Total derivatives designated as hedging instruments		3.3	10.4
Total liability derivatives		$3.3	$10.4
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of March 31, 2019. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances effecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at March 31, 2019, a pre-tax gain of $2.9 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2019 and 2018 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended March 31,		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Nickel and other raw material contracts	$8.3	$3.1	$(0.4)	$2.8
Natural gas contracts	(0.4)	0.2	0.1	(0.3)
Foreign exchange contracts	0.3	(0.8)	(0.3)	(0.2)
Interest rate swap	(0.2)	—	(0.1)	—
Total	$8.0	$2.5	$(0.7)	$2.3

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
The Company has 7 million euro notional value outstanding as of March 31, 2019 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2019. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended March 31,
Derivatives Not Designated as Hedging Instruments	2019	2018
Foreign exchange contracts	$0.1	$(0.2)
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows.
Note 9. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2019 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$217.0	$217.0	$217.0	$—
Derivative financial instruments:
Assets	8.1	8.1	—	8.1
Liabilities	3.3	3.3	—	3.3
Debt (a)	1,552.3	1,866.6	1,751.8	114.8
The estimated fair value of financial instruments at December 31, 2018 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$382.0	$382.0	$382.0	$—
Derivative financial instruments:
Assets	3.4	3.4	—	3.4
Liabilities	10.4	10.4	—	10.4
Debt (a)	1,552.5	1,739.4	1,624.4	115.0

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. No transfers between levels were reported in 2019 or 2018.

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
For the three month periods ended March 31, 2019 and 2018, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
Service cost - benefits earned during the year	$3.2	$4.2	$0.5	$0.6
Interest cost on benefits earned in prior years	26.3	26.1	3.7	3.1
Expected return on plan assets	(32.8)	(39.5)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.7)	(0.7)
Amortization of net actuarial loss	18.4	16.5	3.3	2.7
Total retirement benefit expense	$15.2	$7.4	$6.8	$5.7
Note 11. Income Taxes
The Company maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets based upon the examination of all positive and negative evidence as of the reporting date.  Results in both 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to the income tax valuation allowance. First quarter 2019 and 2018 results included a provision for income taxes of $0.8 million, or 4.7% of income before taxes, and $5.0 million, or 7.6% of income before income taxes, respectively, primarily related to the benefit from the valuation allowances mentioned above and income taxes on non-U.S. operations.  The Company continues to analyze the impact of the Tax Cut and Jobs Act as additional guidance is finalized. At this time, the Company has not made any material adjustments to the previously presented amounts in the 2018 and 2017 financial statements.

Note 12. Business Segments
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

	Three months ended March 31,
	2019	2018
Total sales:
High Performance Materials & Components	$623.9	$579.4
Flat Rolled Products	427.2	439.1
	1,051.1	1,018.5
Intersegment sales:
High Performance Materials & Components	22.7	18.7
Flat Rolled Products	23.6	20.8
	46.3	39.5
Sales to external customers:
High Performance Materials & Components	601.2	560.7
Flat Rolled Products	403.6	418.3
	$1,004.8	$979.0

	Three months ended March 31,
	2019	2018
Operating profit (loss):
High Performance Materials & Components	$72.6	$85.5
Flat Rolled Products	(10.9)	10.9
Total operating profit	61.7	96.4
LIFO and net realizable value reserves	(0.1)	—
Corporate expenses	(16.6)	(13.2)
Closed operations and other expenses	(3.1)	(8.1)
Gain on joint venture deconsolidation (See Note 5)	—	15.9
Interest expense, net	(24.8)	(25.5)
Income before income taxes	$17.1	$65.5

Closed operations and other expenses were lower in the first quarter of 2019, compared to the prior year period, primarily from lower carry costs and environmental costs for closed facilities in 2019, along with foreign currency remeasurement gains in 2019 compared to losses in 2018 from the Company’s European Treasury Center. The increase in Corporate expenses in the first quarter 2019, compared to the prior year period, includes higher expense for company-owned life insurance policies and higher incentive compensation costs.

Note 13. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

	Three months ended
(In millions, except per share amounts)	March 31,
	2019	2018
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$15.0	$58.0
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	3.2
Numerator for diluted income per common share –
Net income attributable to ATI after assumed conversions	$15.0	$61.2
Denominator:
Denominator for basic net income per common share – weighted average shares	125.4	125.0
Effect of dilutive securities:
Share-based compensation	0.7	0.6
4.75% Convertible Senior Notes due 2022	—	19.9
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	126.1	145.5
Basic net income attributable to ATI per common share	$0.12	$0.46
Diluted net income attributable to ATI per common share	$0.12	$0.42
Common stock that would be issuable upon the assumed conversion of the 4.75% Convertible Senior Notes due 2022 and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 19.9 million anti-dilutive shares for the three months ended March 31, 2019. There were no anti-dilutive shares for the three months ended March 31, 2018.
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
ATI is the plan sponsor for the U.S. qualified defined benefit pension plans, which cover certain current and former employees of the Subsidiary and the non-guarantor subsidiaries. As a result, the balance sheets presented for the Subsidiary and the non-guarantor subsidiaries do not include any U.S. qualified defined benefit pension assets or liabilities, or the related deferred taxes and valuation allowances. These assets, liabilities and related deferred taxes and pension income or expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation. The effects of income tax valuation allowances on U.S. Federal and State deferred tax assets are excluded from the Subsidiary’s financial results, and are reported by the Guarantor Parent or the non-guarantor subsidiaries, as applicable.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$0.3	$12.5	$204.2	$—	$217.0
Accounts receivable, net	—	157.0	408.1	—	565.1
Intercompany notes receivable	—	—	4,158.6	(4,158.6)	—
Short-term contract assets	—	—	48.7	—	48.7
Inventories, net	—	250.4	1,004.0	—	1,254.4
Prepaid expenses and other current assets	7.0	47.7	38.0	—	92.7
Total current assets	7.3	467.6	5,861.6	(4,158.6)	2,177.9
Property, plant and equipment, net	2.7	1,538.0	930.0	—	2,470.7
Goodwill	—	—	536.8	—	536.8
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,183.1	37.7	—	(6,220.8)	—
Other assets	43.0	54.1	208.5	—	305.6
Total assets	$6,236.1	$2,097.4	$7,736.9	$(10,579.4)	$5,491.0
Liabilities and stockholders’ equity:
Accounts payable	$5.1	$174.7	$275.5	$—	$455.3
Accrued liabilities	27.3	74.8	118.3	—	220.4
Intercompany notes payable	2,186.7	1,971.9	—	(4,158.6)	—
Short-term contract liabilities	—	50.3	27.6	—	77.9
Short-term debt and current portion of long-term debt	0.4	0.1	5.9	—	6.4
Total current liabilities	2,219.5	2,271.8	427.3	(4,158.6)	760.0
Long-term debt	1,280.1	149.7	106.4	—	1,536.2
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	255.4	54.1	—	309.5
Pension liabilities	653.4	3.8	43.9	—	701.1
Deferred income taxes	14.5	—	—	—	14.5
Other long-term liabilities	22.0	36.8	64.3	—	123.1
Total liabilities	4,189.5	2,917.5	696.0	(4,358.6)	3,444.4
Total stockholders’ equity (deficit)	2,046.6	(820.1)	7,040.9	(6,220.8)	2,046.6
Total liabilities and stockholders’ equity	$6,236.1	$2,097.4	$7,736.9	$(10,579.4)	$5,491.0

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the three months ended March 31, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$335.5	$669.3	$—	$1,004.8
Cost of sales	3.2	318.4	552.1	—	873.7
Gross profit (loss)	(3.2)	17.1	117.2	—	131.1
Selling and administrative expenses	30.4	7.4	30.2	—	68.0
Operating income (loss)	(33.6)	9.7	87.0	—	63.1
Nonoperating retirement benefit expense	(11.7)	(6.2)	(0.4)	—	(18.3)
Interest income (expense), net	(37.9)	(33.9)	47.0	—	(24.8)
Other income (loss) including equity in income of unconsolidated subsidiaries	100.3	(2.9)	(0.4)	(99.9)	(2.9)
Income (loss) before income tax provision (benefit)	17.1	(33.3)	133.2	(99.9)	17.1
Income tax provision (benefit)	0.8	(8.0)	29.9	(21.9)	0.8
Net income (loss)	16.3	(25.3)	103.3	(78.0)	16.3
Less: Net income attributable to noncontrolling interests	—	—	1.3	—	1.3
Net income (loss) attributable to ATI	$16.3	$(25.3)	$102.0	$(78.0)	$15.0
Comprehensive income (loss) attributable to ATI	$59.8	$(22.1)	$107.8	$(92.2)	$53.3

Condensed Statements of Cash Flows
For the three months ended March 31, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(53.5)	$(115.8)	$39.3	$—	$(130.0)
Investing Activities:
Purchases of property, plant and equipment	(0.3)	(2.4)	(20.8)	—	(23.5)
Net receipts/(payments) on intercompany activity	—	—	(184.0)	184.0	—
Asset disposals and other	(0.1)	—	—	—	(0.1)
Cash flows provided by (used in) investing activities	(0.4)	(2.4)	(204.8)	184.0	(23.6)
Financing Activities:
Payments on long-term debt and finance leases	(0.1)	—	(1.4)	—	(1.5)
Net receipts/(payments) on intercompany activity	64.1	119.9	—	(184.0)	—
Shares repurchased for income tax withholding on share-based compensation and other	(9.9)	—	—	—	(9.9)
Cash flows provided by (used in) financing activities	54.1	119.9	(1.4)	(184.0)	(11.4)
Increase (decrease) in cash and cash equivalents	$0.2	$1.7	$(166.9)	$—	$(165.0)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2018

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$0.1	$10.8	$371.1	$—	$382.0
Accounts receivable, net	—	126.3	401.5	—	527.8
Intercompany notes receivable	—	—	3,968.8	(3,968.8)	—
Short-term contract assets	—	—	51.2	—	51.2
Inventories, net	—	216.1	995.0	—	1,211.1
Prepaid expenses and other current assets	12.9	29.3	32.4	—	74.6
Total current assets	13.0	382.5	5,820.0	(3,968.8)	2,246.7
Property, plant and equipment, net	1.7	1,548.4	924.9	—	2,475.0
Goodwill	—	—	534.7	—	534.7
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,096.4	37.7	—	(6,134.1)	—
Other assets	35.6	30.7	179.1	—	245.4
Total assets	$6,146.7	$1,999.3	$7,658.7	$(10,302.9)	$5,501.8
Liabilities and stockholders’ equity:
Accounts payable	$3.3	$177.5	$318.0	$—	$498.8
Accrued liabilities	59.1	71.7	129.3	—	260.1
Intercompany notes payable	2,102.8	1,866.0	—	(3,968.8)	—
Short-term contract liabilities	—	33.0	38.4	—	71.4
Short-term debt and current portion of long-term debt	0.2	0.7	5.7	—	6.6
Total current liabilities	2,165.4	2,148.9	491.4	(3,968.8)	836.9
Long-term debt	1,278.8	151.8	104.9	—	1,535.5
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	259.2	59.2	—	318.4
Pension liabilities	681.6	4.0	44.4	—	730.0
Deferred income taxes	12.9	—	—	—	12.9
Other long-term liabilities	16.4	17.6	42.5	—	76.5
Total liabilities	4,155.1	2,781.5	742.4	(4,168.8)	3,510.2
Total stockholders’ equity (deficit)	1,991.6	(782.2)	6,916.3	(6,134.1)	1,991.6
Total liabilities and stockholders’ equity	$6,146.7	$1,999.3	$7,658.7	$(10,302.9)	$5,501.8

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended March 31, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$346.4	$632.6	$—	$979.0
Cost of sales	4.1	323.2	503.1	—	830.4
Gross profit (loss)	(4.1)	23.2	129.5	—	148.6
Selling and administrative expenses	23.7	10.3	33.1	—	67.1
Operating income (loss)	(27.8)	12.9	96.4	—	81.5
Nonoperating retirement benefit expense	(3.1)	(4.9)	(0.3)	—	(8.3)
Interest income (expense), net	(33.0)	(25.7)	33.2	—	(25.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	129.4	16.8	0.5	(128.9)	17.8
Income (loss) before income tax provision (benefit)	65.5	(0.9)	129.8	(128.9)	65.5
Income tax provision (benefit)	5.0	0.2	20.2	(20.4)	5.0
Net income (loss)	60.5	(1.1)	109.6	(108.5)	60.5
Less: Net income attributable to noncontrolling interests	—	—	2.5	—	2.5
Net income (loss) attributable to ATI	$60.5	$(1.1)	$107.1	$(108.5)	$58.0
Comprehensive income (loss) attributable to ATI	$103.0	$1.3	$124.0	$(134.7)	$93.6

Condensed Statements of Cash Flows
For the three months ended March 31, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(51.2)	$(36.1)	$40.2	$—	$(47.1)
Investing Activities:
Purchases of property, plant and equipment	(0.4)	(7.3)	(33.9)	—	(41.6)
Net receipts/(payments) on intercompany activity	—	—	(88.1)	88.1	—
Asset disposals and other	—	0.1	—	—	0.1
Cash flows provided by (used in) investing activities	(0.4)	(7.2)	(122.0)	88.1	(41.5)
Financing Activities:
Borrowings on long-term debt	—	—	6.4	—	6.4
Payments on long-term debt and finance leases	(0.1)	(0.1)	(1.1)	—	(1.3)
Net borrowings under credit facilities	—	—	50.9	—	50.9
Net receipts/(payments) on intercompany activity	57.7	30.4	—	(88.1)	—
Sale to noncontrolling interests	—	4.7	2.7	—	7.4
Shares repurchased for income tax withholding on share-based compensation	(6.5)	—	—	—	(6.5)
Cash flows provided by (used in) financing activities	51.1	35.0	58.9	(88.1)	56.9
Decrease in cash and cash equivalents	$(0.5)	$(8.3)	$(22.9)	$—	$(31.7)

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended March 31, 2019 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2018		$(1,005.8)		$(73.9)		$(4.8)		$(49.3)	$(1,133.8)
OCI before reclassifications		—		5.8		8.0		—	13.8
Amounts reclassified from AOCI	(a)	16.1	(b)	—	(c)	0.7	(d)	7.7	24.5
Net current-period OCI		16.1		5.8		8.7		7.7	38.3
Balance, March 31, 2019		$(989.7)		$(68.1)		$3.9		$(41.6)	$(1,095.5)
Attributable to noncontrolling interests:
Balance, December 31, 2018		$—		$11.1		$—		$—	$11.1
OCI before reclassifications		—		5.2		—		—	5.2
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		5.2		—		—	5.2
Balance, March 31, 2019		$—		$16.3		$—		$—	$16.3

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 8).

(d)	Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.
The changes in AOCI by component, net of tax, for the three month period ended March 31, 2018 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2017		$(954.5)		$(53.5)		$9.0	$(28.8)	$(1,027.8)
OCI before reclassifications		—		16.7		2.5	—	19.2
Amounts reclassified from AOCI	(a)	14.3	(b)	—	(c)	(2.3)	4.4	16.4
Net current-period OCI		14.3		16.7		0.2	4.4	35.6
Balance, March 31, 2018		$(940.2)		$(36.8)		$9.2	$(24.4)	$(992.2)
Attributable to noncontrolling interests:
Balance, December 31, 2017		$—		$17.3		$—	$—	$17.3
OCI before reclassifications		—		6.9		—	—	6.9
Amounts reclassified from AOCI		—	(b)	—		—	—	—
Net current-period OCI		—		6.9		—	—	$6.9
Balance, March 31, 2018		$—		$24.2		$—	$—	$24.2

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 8).

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
Reclassifications out of AOCI for the three month periods ended March 31, 2019 and 2018 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018		Affected line item in the statements of income
Postretirement benefit plans
Prior service credit	$0.6	$0.6	(a)
Actuarial losses	(21.7)	(19.2)	(a)
	(21.1)	(18.6)	(c)	Total before tax
	(5.0)	(4.3)		Tax benefit (d)
	$(16.1)	$(14.3)		Net of tax
Derivatives
Nickel and other raw material contracts	$(0.5)	$3.7	(b)
Natural gas contracts	0.1	(0.4)	(b)
Foreign exchange contracts	(0.4)	(0.3)	(b)
Interest rate swap	(0.1)	—	(b)
	(0.9)	3.0	(c)	Total before tax
	(0.2)	0.7		Tax provision (benefit) (d)
	$(0.7)	$2.3		Net of tax

(a)	Amounts are reported in nonoperating retirement benefit expense (see Note 10).

(b)
Amounts related to derivatives, with the exception of the interest rate swap, are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the interest rate swap are included in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings (see Note 8).

(c)
For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of income.

(d)	These amounts exclude the impact of any deferred tax asset valuation allowances, when applicable.
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

At March 31, 2019, the Company’s reserves for environmental remediation obligations totaled approximately $20 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $16 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $1 million for owned or controlled sites at which Company operations have been discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $15 million. Future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
Allegheny Technologies Incorporated and its subsidiary, ATI Titanium LLC (“ATI Titanium”), are parties to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, Utah, pertaining to a Supply and Operating Agreement between US Magnesium LLC (“USM”) and ATI Titanium entered into in 2006 (the “Supply Agreement”). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. The case is in the early stages of discovery, and while ATI intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically complex components and advanced specialty materials. Our largest markets are aerospace & defense, representing approximately 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the oil & gas, electrical energy, medical, and automotive markets. In aggregate, these markets represent about 80% of our revenue. ATI is a market leader in manufacturing differentiated products that require our unique manufacturing and precision machining capabilities, as well as our innovative new product development competence. Our capabilities range from alloy development to final production of highly engineered finished components. We are a leader in producing powders for use in next-generation jet engine forgings and 3D-printed aerospace products.
ATI reported first quarter 2019 sales of $1.0 billion and income before tax of $17.1 million, compared to sales of $979.0 million and income before tax of $65.5 million for the first quarter of 2018. Our gross profit for the first quarter of 2019 was $131.1 million, or 13.0% of sales, a $17.5 million decline compared to the first quarter 2018, despite our growing position on next-generation commercial aerospace programs. The first quarter 2019 results reflect unexpected short-term operational headwinds encountered by both of our business segments, High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). In the HPMC segment, results were negatively impacted by the ongoing disruption in third party nickel powder billet supply, higher related operating costs to qualify materials and quickly ramp nickel powder production to help alleviate the shortage of incoming third-party powder billet, and temporary profit margin compression caused by a recent steep and rapid drop in cobalt prices, which resulted in higher cost of sales relative to selling prices that fluctuate based on changes in raw material prices due to the length of the manufacturing cycle. In the FRP segment, results reflect weaker results from our STAL joint venture in China, due to demand softness and higher operating costs related to the recent production expansion, and commodity stainless products in our U.S. business, resulting from cost inefficiencies in our finishing operations as a result of customer inventory destocking actions. These short-term trends are not expected to significantly impact future periods.
In addition, first quarter 2019 results include a $9 million increase in retirement benefit expense compared to the prior year. Results for the first quarter of 2018 include a $15.9 million pre-tax gain on the sale of a 50% noncontrolling interest and subsequent deconsolidation of the Allegheny & Tsingshan Stainless (A&T Stainless) joint venture in March 2018. Net income attributable to ATI was $15.0 million, or $0.12 per share, in the first quarter of 2019, compared to net income attributable to ATI of $58.0 million, or $0.42 per share, for the first quarter of 2018. Results in both 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to the income tax valuation allowances.
Compared to the first quarter 2018, sales increased 7% in the HPMC business segment and declined 4% in the FRP business segment. Sales to the aerospace & defense markets, which represented 77% of first quarter 2019 HPMC sales, were 9% higher than the first quarter 2018, led by growth in the commercial airframe and defense markets. FRP sales declined compared to the prior year period largely due to lower sales of commodity stainless products as a result of weaker demand in both the U.S. and China.
ATI’s sales to the aerospace & defense markets increased 14%, to $525.6 million in the first quarter 2019, compared to the first quarter 2018. HPMC sales of next-generation jet engine products, which represented 52% of total first quarter 2019 HPMC jet engine product sales, increased 9% compared to the first quarter 2018.
Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues for the three month periods ended March 31, 2019 and 2018 were as follows:

	Three months ended		Three months ended
Markets	March 31, 2019		March 31, 2018
Aerospace & Defense	$525.6	52%	$462.4	47%
Oil & Gas	112.8	11%	152.7	16%
Automotive	76.9	8%	79.1	8%
Construction/Mining	57.9	6%	55.6	6%
Electrical Energy	55.7	6%	52.2	5%
Food Equipment & Appliances	53.2	5%	58.9	6%
Medical	46.1	5%	44.9	5%
Electronics/Computers/Communication	34.1	3%	32.9	3%
Other	42.5	4%	40.3	4%
Total	$1,004.8	100%	$979.0	100%

For the first quarter 2019, international sales decreased 10% to $384 million and represented 38% of total sales, compared to $425 million, or 43% of total sales, for the first quarter 2018. ATI’s international sales are mostly to the aerospace, oil & gas, electrical energy, automotive and medical markets.
Sales of our high-value products represented 87% of total sales, the majority of which were consumed by our aerospace & defense customers, for the three months ended March 31, 2019. Comparative information for our major high-value and standard products based on their percentages of revenues is as follows:

	Three months ended March 31,
	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	30%	30%
Precision forgings, castings and components	19%	21%
Titanium and titanium-based alloys	19%	16%
Precision and engineered strip	13%	14%
Zirconium and related alloys	6%	5%
Total High-Value Products	87%	86%
Standard Products
Stainless steel sheet	7%	8%
Specialty stainless sheet	4%	4%
Stainless steel plate and other	2%	2%
Total Standard Products	13%	14%
Grand Total	100%	100%
Segment operating profit for the first quarter 2019 was $61.7 million, or 6.1% of sales, compared to segment operating profit of $96.4 million, or 9.8% of sales, for the first quarter of 2018. Segment operating profit as a percentage of sales by business segment for the three month periods ended March 31, 2019 and 2018 was:

	Three months ended March 31,
	2019	2018
High Performance Materials & Components	12.1%	15.2%
Flat Rolled Products	(2.7)%	2.6%
Business Segment Results
High Performance Materials & Components Segment
First quarter 2019 sales increased 7.2% to $601.2 million compared to the first quarter 2018, reflecting stronger demand for titanium products and nickel-based and specialty alloy products, which were both up over 15%, partially offset by declines in forged components. Sales to the aerospace and defense markets, which represented 77% of first quarter 2019 segment sales, were 9% higher than the prior year, including a 25% increase in airframe sales and a 30% increase in defense sales. Commercial jet engine sales declined 2% compared to prior year due to the impact of temporary supply chain constraints on our operations, despite a 9% increase in sales of next-generation jet engine products, which represent 52% of HPMC jet engine product sales.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2019 and 2018 is as follows:

	Three months ended		Three months ended
Markets	March 31, 2019		March 31, 2018
Aerospace & Defense:
Commercial Jet Engines	$262.8	44%	$267.4	48%
Commercial Airframes	120.2	20%	96.1	17%
Government Aerospace & Defense	82.1	13%	63.2	11%
Total Aerospace & Defense	465.1	77%	426.7	76%
Medical	42.7	7%	41.2	7%
Electrical Energy	27.3	5%	30.8	6%
Construction/Mining	18.5	3%	17.6	3%
Oil & Gas	16.7	3%	15.2	3%
Other	30.9	5%	29.2	5%
Total	$601.2	100%	$560.7	100%
International sales represented 44% of total segment sales for the first quarter 2019. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended March 31, 2019 and 2018, is as follows:

	Three months ended March 31,
	2019	2018
High-Value Products
Precision forgings, castings and components	32%	38%
Nickel-based alloys and specialty alloys	31%	29%
Titanium and titanium-based alloys	27%	24%
Zirconium and related alloys	10%	9%
Total High-Value Products	100%	100%
Segment operating profit in the first quarter 2019 decreased to $72.6 million, or 12.1% of total sales, compared to $85.5 million, or 15.2% of total sales, for the first quarter 2018. This decline reflects various operational headwinds, including third party nickel-powder billet supply constraints, higher operating costs for the ramp of the nickel-powder production, in order to help alleviate this shortage of incoming third-party powder billet, and negative impacts from the recent rapid drop in cobalt prices, which resulted in higher cost of sales relative to selling prices that fluctuate based on changes in raw material prices due to the length of the manufacturing cycle. In addition, higher energy costs in the first quarter of 2019 in our production facilities in the Pacific Northwest continued due to a natural gas pipeline explosion in the fourth quarter of 2018. These headwinds more than offset any operating profit improvement from higher productivity from increasing aerospace and defense sales, and an improved product mix of next-generation jet engine products.
Flat Rolled Products Segment
First quarter 2019 sales decreased 4% compared to the first quarter 2018, to $403.6 million, due to 8% lower sales of standard products, primarily commodity stainless steel sheet. Shipment volume for high-value products was 2% lower, compared to the first quarter 2018. Sales to the oil & gas market decreased 30% as prior year results included a major pipeline repair project. We expect our sales to the oil & gas market to improve in the remainder of 2019 as we begin to produce products to support a $45 million Latin American pipeline project. Sales to the aerospace & defense markets increased 70% versus the prior year period supported by significantly higher production of titanium armor plate, additional titanium volumes for jet airframes, and increased nickel and cobalt bearing alloy sheet products for jet engines.

Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2019 and 2018 is as follows:

	Three months ended		Three months ended
Markets	March 31, 2019		March 31, 2018
Oil & Gas	$96.1	24%	$137.5	33%
Automotive	73.3	18%	76.5	18%
Aerospace & Defense	60.5	15%	35.7	8%
Food Equipment & Appliances	53.1	13%	58.8	14%
Construction/Mining	39.4	10%	38.0	9%
Electronics/Computers/Communication	33.0	8%	31.4	8%
Electrical Energy	28.4	7%	21.4	5%
Other	19.8	5%	19.0	5%
Total	$403.6	100%	$418.3	100%
International sales represented 29% of total segment sales for the first quarter 2019. Comparative information for the FRP products segment’s major product categories, based on their percentages of revenue for the three months ended March 31, 2019 and 2018 are presented in the following table. Conversion services are excluded.

	Three months ended March 31,
	2019	2018
High-Value Products
Precision and engineered strip	33%	31%
Nickel-based alloys and specialty alloys	29%	31%
Titanium and titanium-based alloys	6%	5%
Total High-Value Products	68%	67%
Standard Products
Stainless steel sheet	17%	20%
Specialty stainless sheet	11%	9%
Stainless steel plate	4%	4%
Total Standard Products	32%	33%
Grand Total	100%	100%
The segment operating loss was $10.9 million, or (2.7)% of sales, for the first quarter 2019, compared to segment operating profit of $10.9 million, or 2.6% of sales, for the first quarter 2018. Our STAL joint venture in China experienced lower profitability in the first quarter 2019 due to extending its production downtime for the Lunar New Year holiday period as a result of lower domestic demand in China, and increased operating costs for its newly expanded production facilities. In addition, due to customer inventory destocking actions, our U.S. Flat Rolled business faced weaker than expected demand for commodity stainless products which resulted in operational inefficiencies in our downstream finishing operations. In addition, FRP segment results for the first quarter 2019 were also unfavorably impacted by higher retirement benefit expense, prior year period declines in both nickel and ferrohrome causing a timing mismatch in our raw material surcharges, and a $3 million loss for ATI’s share of the A&T Stainless joint venture, primarily due to Section 232 tariffs. On April 24, 2019, we learned that the A&T Stainless joint venture’s previously filed Section 232 tariff exclusion request had been denied by the U.S. Department of Commerce. Therefore, the joint venture will continue to be subject to the 25% tariff levied on its imports of semi-finished stainless slab products from Indonesia. Results of A&T Stainless have been and will continue to be negatively impacted by these tariffs.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended March 31, 2019 and 2018 is provided in the following table:

	Three months ended March 31,		%
	2019	2018	Change
Volume (000’s pounds):
High-Value	82,178	84,042	(2)%
Standard	92,638	109,249	(15)%
Total	174,816	193,291	(10)%
Average prices (per lb.):
High-Value	$3.27	$3.30	(1)%
Standard	$1.37	$1.26	9%
Combined Average	$2.26	$2.15	5%
Corporate Items

The net effect of changes in last-in, first-out (LIFO) and net realizable value (NRV) inventory reserves was expense of $0.1 million for the first quarter 2019. There was no net effect of changes in LIFO and NRV inventory reserves in the first quarter 2018. For the first quarter of 2019, LIFO inventory valuation reserve benefits of $1.8 million were offset by increases of $1.9 million in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the first quarter of 2018, LIFO inventory valuation reserve charges of $8.2 million were offset by reductions of the same magnitude in NRV inventory reserves.

Corporate expenses for the first quarter of 2019 were $16.6 million, increasing from $13.2 million for the first quarter of 2018, reflecting higher expense for company-owned life insurance policies and higher incentive compensation costs.
Closed operations and other expenses for the first quarter 2019 decreased to $3.1 million, compared to $8.1 million for the comparable period, largely due to lower carry costs and environmental costs for closed facilities in 2019, along with foreign currency remeasurement gains in 2019 compared to losses in 2018 from the Company’s European Treasury Center.
On March 1, 2018, we announced the formation of A&T Stainless, in which ATI has a 50% ownership interest. Our joint venture partner purchased its 50% joint venture interest during the first quarter of 2018, and as a result of this sale and the subsequent deconsolidation of the A&T Stainless entity, we recognized a $15.9 million gain in the first quarter of 2018. This gain is reported in other (expense) income, net, on the consolidated statement of income for the first quarter 2018 and is excluded from FRP segment results.
Interest expense, net of interest income, in the first quarter 2019 was $24.8 million for the first quarter of 2019 compared to $25.5 million for the first quarter of 2018, reflecting lower borrowings in the current year under the Company’s Asset Based Lending Credit Facility and increased interest income. Capitalized interest reduced interest expense by $0.8 million in the first quarter 2019 and $0.9 million in the first quarter 2018.
Income Taxes
ATI maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets based upon the examination of all positive and negative evidence as of the reporting date.  Results in both 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to the income tax valuation allowance. First quarter 2019 and 2018 results included a provision for income taxes of $0.8 million, or 4.7% of income before taxes, and $5.0 million, or 7.6% of income before income taxes, respectively, primarily related to the benefit from the valuation allowances mentioned above and income taxes on non-U.S. operations.  We continue to analyze the impact of the Tax Cut and Jobs Act as additional guidance is finalized. At this time, we have not made any material adjustments to the previously presented amounts in the 2018 and 2017 financial statements.

Financial Condition and Liquidity
We have a $500 million Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The ABL facility, which matures in February 2022, includes a $400 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $100 million term loan (Term Loan). The Term Loan has an interest rate of 2.5% plus a LIBOR spread and can be prepaid in increments of $50 million if certain minimum liquidity conditions are satisfied. We have a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 5.44% fixed interest rate.  The swap matures in January 2021.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40.0 million. We were in compliance with the fixed charge coverage ratio covenant at March 31, 2019. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 5.95% Senior Notes due 2021 are paid in full or refinanced. As of March 31, 2019, there were no outstanding borrowings under the revolving portion of the ABL facility, and $35.3 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first quarter of 2019, and average borrowings of $53 million, bearing an average annual interest rate of 3.50%, for the first quarter of 2018.
At March 31, 2019, we had $217 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $360 million. We do not expect to pay any significant U.S. federal or state income taxes in the next several years due to net operating loss carryforwards.
Our fiscal year 2019 and 2020 funding requirements to the U.S. qualified defined benefit pension plans are approximately $145 million each year, of which $25 million was contributed in the first quarter of 2019, and we currently expect to have average annual funding requirements of approximately $100 million to these pension plans for the next few fiscal years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
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
Cash Flow and Working Capital
For the three months ended March 31, 2019, cash used in operations was $130.0 million, largely due to $121.0 million use from higher managed working capital balances from increased business activity, a $25.1 million contribution to a U.S. defined benefit pension plan, and payment of 2018 annual incentive compensation. In addition, cash used in operations for both the first quarters 2019 and 2018 include $16 million in short-term advances for our funding of the A&T Stainless joint venture during its production ramp-up.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At March 31, 2019, managed working capital increased to 35.6% of annualized total ATI sales compared to 31.6% of annualized sales at December 31, 2018. The $121.0 million increase in managed working capital at March 31, 2019 from December 31, 2018 resulted from a $37.0 million increase in accounts receivable, a $49.5 million increase in inventory, and a $43.5 million decrease in accounts payable, partially offset by a $2.5 million decrease in short-term contract assets and a $6.5 million increase in short-term contract liabilities. Days sales outstanding, which measures actual collection timing for accounts receivable, remained the same as of March 31, 2019 compared to year end 2018. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, decreased 7% at March 31, 2019 compared to year end 2018.
The components of managed working capital at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
(In millions)	2019	2018
Accounts receivable	$565.1	$527.8
Short-term contract assets	48.7	51.2
Inventory	1,254.4	1,211.1
Accounts payable	(455.3)	(498.8)
Short-term contract liabilities	(77.9)	(71.4)
Subtotal	1,335.0	1,219.9
Allowance for doubtful accounts	5.7	6.0
Adjustment from current cost to LIFO cost basis	(4.7)	(2.9)
Inventory valuation reserves	96.5	88.5
Managed working capital	$1,432.5	$1,311.5
Annualized prior 3 months sales	$4,019.0	$4,151.3
Managed working capital as a % of annualized sales	35.6%	31.6%
Change in managed working capital from December 31, 2018	$121.0
Cash used in investing activities was $23.6 million in the first three months of 2019, with $23.5 million for capital expenditures. The 2019 capital expenditures primarily related to HMPC growth projects including the previously announced new iso-thermal press and heat-treating expansion in Cudahy, WI. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash used in financing activities was $11.4 million in the first quarter of 2019 and consisted primarily of income tax withholding on share-based compensation.
At March 31, 2019, cash and cash equivalents on hand totaled $217.0 million, a decrease of $165.0 million from year end 2018. Cash and cash equivalents held by our foreign subsidiaries was $81.7 million at March 31, 2019, of which $39.4 million was held by the STAL joint venture.
Debt
Total debt outstanding of $1,552.3 million at March 31, 2019 remained fairly consistent compared to December 31, 2018.
In managing our overall capital structure, some of the measures on which we focus are debt to EBITDA, which measures our ability to repay our incurred debt, net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. We define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, for the latest 12 month period. We believe that EBITDA is useful to investors because this measure is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and capital expenditures. EBITDA is not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles.

As of March 31, 2019, our debt to EBITDA ratio was 3.41, compared to 3.07 at December 31, 2018.

	March 31, 2019	December 31, 2018
Latest 12 months:
Income before income taxes	$199.3	$247.7
Interest expense	100.3	101.0
Depreciation and amortization	155.3	156.4
EBITDA	$454.9	$505.1
Total debt (a)	$1,552.3	$1,552.5
Debt to EBITDA	3.41	3.07
Net debt as a percentage of total capitalization was 40.8% at March 31, 2019, compared to 38.3% at December 31, 2018.

(In millions)	March 31, 2019	December 31, 2018
Total debt (a)	$1,552.3	$1,552.5
Less: Cash	(217.0)	(382.0)
Net debt	$1,335.3	$1,170.5
Total ATI stockholders’ equity	1,934.2	1,885.7
Net ATI total capital	$3,269.5	$3,056.2
Net debt to ATI total capital	40.8%	38.3%
Total debt to total capitalization of 44.5% at March 31, 2019 decreased from 45.2% at December 31, 2018.

(In millions)	March 31, 2019	December 31, 2018
Total debt (a)	$1,552.3	$1,552.5
Total ATI stockholders’ equity	1,934.2	1,885.7
Total ATI capital	$3,486.5	$3,438.2
Total debt to total ATI capital	44.5%	45.2%

(a)	Excludes debt issuance costs.
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

Critical Accounting Policies
Inventory
At March 31, 2019, we had net inventory of $1,254.4 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the three months ended March 31, 2019 and 2018, the LIFO inventory valuation method resulted in cost of sales that were $1.8 million lower and $8.2 million higher, respectively, than would have been recognized under the FIFO methodology to value our inventory.

Due primarily to persistent raw material deflation in prior years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting NRV inventory reserve, if any, is recognized in the period that the need for the reserve is identified. Our NRV reserves were $8.0 million at December 31, 2018 and $9.9 million at March 31, 2019.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2019	2018
LIFO benefit (charge)	$1.8	$(8.2)
NRV benefit (charge)	(1.9)	8.2
Net cost of sales impact	$(0.1)	$—
It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to 24 months due to the longer manufacturing and distribution process for such products.
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At March 31, 2019, we had $536.8 million of goodwill on our consolidated balance sheet, an increase of $2.1 million from December 31, 2018 due to foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at March 31, 2019.

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
Since 2015, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in 2015 and 2016 for certain U.S. Federal and state deferred tax assets. In 2017, 2018 and 2019, ATI continued to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $41.6 million of valuation allowances on amounts recorded in other comprehensive loss as of March 31, 2019.
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
We continue to analyze the impact of the Tax Cut and Jobs Act as additional guidance is finalized. At this time, we have not made any material adjustments to the previously presented amounts in the 2018 and 2017 financial statements.
Retirement Benefits

For ERISA (Employee Retirement Income Security Act of 1974, as amended) funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using an IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Our fiscal year 2019 and 2020 funding requirements to the U.S. qualified defined benefit pension plans are approximately $145 million each year, of which $25 million was contributed in the first quarter of 2019, and we currently expect to have average annual funding requirements of approximately $100 million to these pension plans for the next few fiscal years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals and changes in international trade duties and other aspects of international trade policy; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages; and (h) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2018, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. We have a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 5.44% fixed interest rate.  The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The swap matures in January 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At March 31, 2019, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $0.6 million, comprised of $0.3 million in accrued liabilities and $0.3 million in other long-term liabilities.

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
At March 31, 2019, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 55% of our forecasted domestic requirements for natural gas for the remainder of 2019 and approximately 40% for 2020 are hedged. The net mark-to-market valuation of these outstanding natural gas hedges at March 31, 2019 was not material. For the three months ended March 31, 2019, natural gas hedging activity decreased cost of sales by $0.1 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2018, we used approximately 100 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $100 million. In addition, in 2018, we also used approximately 400 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of $0.01 per pound would result in increased costs of approximately $4 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2019, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 14 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 14% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2019, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $4.6 million, comprised of $4.6 million in prepaid expense and other current assets, $2.4 million in other long-term assets, $1.9 million in accrued liabilities and $0.5 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2019, we held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 33 million euro with maturity dates through December 2019.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have 7 million euro notional value outstanding as of March 31, 2019 of foreign currency forward contracts not designated as hedges, with maturity dates into the second quarter of 2019.
At March 31, 2019, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $0.8 million, all of which was in prepaid expense and other current assets on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2018, and addressed in Note 16 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Allegheny Technologies Incorporated and its subsidiary, ATI Titanium LLC (“ATI Titanium”), are parties to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, Utah, pertaining to a Supply and Operating Agreement between US Magnesium LLC (“USM”) and ATI Titanium entered into in 2006 (the “Supply Agreement”). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. The case is in the early stages of discovery, and while ATI intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

Item 1A.	Risk Factors
The following is an update to, and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Associated with the Commercial Aerospace Industry. A significant portion of the sales of our HPMC segment represents products sold to customers in the commercial aerospace industry. Fulfilling contractual arrangements to provide various products to customers in this industry often involves meeting highly exacting performance requirements and product specifications, and our failure to meet those requirements and specifications on a timely and cost efficient basis could have a material adverse effect on our results of operations, business and financial condition. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, changes in projected build rates (including, e.g., the recently announced temporary slowdown in production rates for the Boeing 737 Max aircraft), price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products, particularly those produced in our HPMC segment, is subject to these cyclical trends. Although the commercial aerospace industry is currently experiencing a period of production expansion related to the introduction of next-generation engines and aircraft, we cannot provide any assurance as to the ultimate magnitude or duration of this trend or its impact on our business. A downturn in the commercial aerospace industry has had, and may in the future have, an adverse effect on the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	—	$—	—	$—
February 1-28, 2019	212,021	29.13	—	$—
March 1-31, 2019	128,871	28.92	—	$—
Total	340,892	29.05	—	$—

Item 6.	Exhibits
(a) Exhibits

10.1	Form of 2019 Performance-Vested Restricted Stock Unit Agreement (filed herewith).

10.2	Form of 2019 Time-Vested Restricted Stock Unit Agreement (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	April 30, 2019	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2019	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)