Form 10-Q
period 2019-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2019-08-06
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number 1-12001

 ALLEGHENY TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware		25-1792394
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

1000 Six PPG Place
Pittsburgh,	Pennsylvania	15222-5479
(Address of Principal Executive Offices)		(Zip Code)
(412) 394-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10	ATI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 19, 2019, the registrant had outstanding 126,079,116 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$281.2	$382.0
Accounts receivable, net	581.4	527.8
Short-term contract assets	40.9	51.2
Inventories, net	1,217.5	1,211.1
Prepaid expenses and other current assets	140.4	74.6
Total Current Assets	2,261.4	2,246.7
Property, plant and equipment, net	2,404.9	2,475.0
Goodwill	524.8	534.7
Other assets	358.2	245.4
Total Assets	$5,549.3	$5,501.8
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$420.6	$498.8
Short-term contract liabilities	69.3	71.4
Short-term debt and current portion of long-term debt	11.5	6.6
Other current liabilities	257.8	260.1
Total Current Liabilities	759.2	836.9
Long-term debt	1,537.1	1,535.5
Accrued postretirement benefits	305.4	318.4
Pension liabilities	669.6	730.0
Deferred income taxes	15.1	12.9
Other long-term liabilities	124.3	76.5
Total Liabilities	3,410.7	3,510.2
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-126,695,171 shares at June 30, 2019 and December 31, 2018; outstanding-126,079,116 shares at June 30, 2019 and 125,684,396 shares at December 31, 2018	12.7	12.7
Additional paid-in capital	1,604.6	1,615.4
Retained earnings	1,511.8	1,422.0
Treasury stock: 616,055 shares at June 30, 2019 and 1,010,775 shares at December 31, 2018	(18.3)	(30.6)
Accumulated other comprehensive loss, net of tax	(1,084.4)	(1,133.8)
Total ATI stockholders’ equity	2,026.4	1,885.7
Noncontrolling interests	112.2	105.9
Total Equity	2,138.6	1,991.6
Total Liabilities and Equity	$5,549.3	$5,501.8

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales	$1,080.4	$1,009.5	$2,085.2	$1,988.5

Cost of sales	902.7	835.8	1,776.4	1,666.2
Gross profit	177.7	173.7	308.8	322.3
Selling and administrative expenses	67.7	62.7	135.7	129.8
Operating income	110.0	111.0	173.1	192.5
Nonoperating retirement benefit expense	(18.4)	(8.8)	(36.7)	(17.1)
Interest expense, net	(25.9)	(25.5)	(50.7)	(51.0)
Other income, net	18.6	3.8	15.7	21.6
Income before income taxes	84.3	80.5	101.4	146.0
Income tax provision	5.8	4.9	6.6	9.9
Net income	78.5	75.6	94.8	136.1
Less: Net income attributable to noncontrolling interests	3.4	2.8	4.7	5.3
Net income attributable to ATI	$75.1	$72.8	$90.1	$130.8

Basic net income attributable to ATI per common share	$0.60	$0.58	$0.72	$1.05

Diluted net income attributable to ATI per common share	$0.54	$0.52	$0.66	$0.94
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$78.5	$75.6	$94.8	$136.1
Currency translation adjustment
Unrealized net change arising during the period	(8.5)	(26.2)	2.5	(2.6)
Derivatives
Net derivatives gain (loss) on hedge transactions	(5.7)	9.9	4.8	13.2
Reclassification to net income of net realized loss (gain)	0.5	(4.7)	1.4	(7.7)
Income taxes on derivative transactions	—	—	—	—
Total	(5.2)	5.2	6.2	5.5
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	21.8	19.1	43.5	38.3
Prior service cost
Amortization to net income of net prior service credits	(0.6)	(0.6)	(1.2)	(1.2)
Income taxes on postretirement benefit plans	—	—	—	—
Total	21.2	18.5	42.3	37.1
Other comprehensive income (loss), net of tax	7.5	(2.5)	51.0	40.0
Comprehensive income	86.0	73.1	145.8	176.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.2)	(0.3)	6.3	9.1
Comprehensive income attributable to ATI	$86.2	$73.4	$139.5	$167.0
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2019	2018
Operating Activities:
Net income	$94.8	$136.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	77.6	78.7
Deferred taxes	2.7	0.1
Gain on joint venture deconsolidation	—	(15.9)
Gains from disposal of property, plant and equipment, net	(28.3)	(0.4)
Loss from sale of businesses	7.7	—
Changes in operating assets and liabilities:
Inventories	(36.6)	(151.8)
Accounts receivable	(77.7)	(76.8)
Accounts payable	(77.5)	84.3
Retirement benefits	(34.2)	2.9
Accrued income taxes	5.4	(0.2)
Accrued liabilities and other	(38.3)	(22.0)
Cash (used in) provided by operating activities	(104.4)	35.0
Investing Activities:
Purchases of property, plant and equipment	(51.3)	(70.6)
Proceeds from sale of businesses, net of transaction costs	33.4	—
Proceeds from disposal of property, plant and equipment	29.4	1.0
Other	(0.1)	(0.2)
Cash provided by (used in) investing activities	11.4	(69.8)
Financing Activities:
Borrowings on long-term debt	—	7.1
Payments on long-term debt and finance leases	(3.3)	(2.8)
Net borrowings under credit facilities	5.4	3.4
Sales to noncontrolling interests	—	14.4
Shares repurchased for income tax withholding on share-based compensation and other	(9.9)	(6.5)
Cash (used in) provided by financing activities	(7.8)	15.6
Decrease in cash and cash equivalents	(100.8)	(19.2)
Cash and cash equivalents at beginning of period	382.0	141.6
Cash and cash equivalents at end of period	$281.2	$122.4

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, March 31, 2018	$12.7	$1,599.5	$1,257.8	$(31.7)	$(992.2)	$117.2	$1,963.3
Net income	—	—	72.8	—	—	2.8	75.6
Other comprehensive income (loss)	—	—	—	—	0.6	(3.1)	(2.5)
Employee stock plans	—	4.6	(0.2)	1.1	—	—	5.5
Balance, June 30, 2018	$12.7	$1,604.1	$1,330.4	$(30.6)	$(991.6)	$116.9	$2,041.9
Balance, March 31, 2019	$12.7	$1,599.7	$1,437.0	$(19.7)	$(1,095.5)	$112.4	$2,046.6
Net income	—	—	75.1	—	—	3.4	78.5
Other comprehensive income (loss)	—	—	—	—	11.1	(3.6)	7.5
Employee stock plans	—	4.9	(0.3)	1.4	—	—	6.0
Balance, June 30, 2019	$12.7	$1,604.6	$1,511.8	$(18.3)	$(1,084.4)	$112.2	$2,138.6

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2017	$12.7	$1,596.3	$1,184.3	$(26.1)	$(1,027.8)	$105.1	$1,844.5
Net income	—	—	130.8	—	—	5.3	136.1
Other comprehensive income	—	—	—	—	36.2	3.8	40.0
Cumulative effect of adoption of new accounting standard	—	—	15.5	—	—	—	15.5
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	2.7	2.7
Employee stock plans	—	7.8	(0.2)	(4.5)	—	—	3.1
Balance, June 30, 2018	$12.7	$1,604.1	$1,330.4	$(30.6)	$(991.6)	$116.9	$2,041.9
Balance, December 31, 2018	$12.7	$1,615.4	$1,422.0	$(30.6)	$(1,133.8)	$105.9	$1,991.6
Net income	—	—	90.1	—	—	4.7	94.8
Other comprehensive income	—	—	—	—	49.4	1.6	51.0
Employee stock plans	—	(10.8)	(0.3)	12.3	—	—	1.2
Balance, June 30, 2019	$12.7	$1,604.6	$1,511.8	$(18.3)	$(1,084.4)	$112.2	$2,138.6
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
New Accounting Pronouncements Adopted

In January 2019, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) related to leases. See Note 9 for further explanation related to this adoption, including all newly expanded disclosure requirements.

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

In June 2016, the FASB added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to trade receivables, other receivables, and most debt instruments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss. This guidance is required to be adopted by the Company beginning in fiscal year 2020. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the second quarters and six months ended June 30, 2019 and 2018 were as follows:

(in millions)	Second quarter ended
	June 30, 2019			June 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Global Markets:
Aerospace & Defense	$512.3	$59.9	$572.2	$438.5	$43.4	$481.9
Oil & Gas	18.4	117.6	136.0	18.3	114.4	132.7
Energy	34.1	43.3	77.4	40.2	28.0	68.2
Automotive	3.1	70.5	73.6	2.8	77.6	80.4
Construction/Mining	13.4	39.2	52.6	19.0	36.9	55.9
Food Equipment & Appliances	—	49.6	49.6	—	63.6	63.6
Medical	38.6	3.8	42.4	46.0	4.0	50.0
Electronics/Computers/Communications	1.2	36.9	38.1	2.3	33.2	35.5
Other	21.3	17.2	38.5	24.8	16.5	41.3
Total	$642.4	$438.0	$1,080.4	$591.9	$417.6	$1,009.5

(in millions)	Six months ended
	June 30, 2019			June 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Global Markets:
Aerospace & Defense	$977.4	$120.4	$1,097.8	$865.2	$79.2	$944.4
Oil & Gas	35.1	213.7	248.8	33.5	251.8	285.3
Automotive	6.7	143.8	150.5	5.4	154.1	159.5
Energy	61.4	71.7	133.1	71.0	49.4	120.4
Construction/Mining	31.9	78.6	110.5	36.6	74.9	111.5
Food Equipment & Appliances	0.1	102.7	102.8	0.1	122.4	122.5
Medical	81.3	7.2	88.5	87.2	7.7	94.9
Electronics/Computers/Communications	2.3	69.9	72.2	3.7	64.7	68.4
Other	47.4	33.6	81.0	49.9	31.7	81.6
Total	$1,243.6	$841.6	$2,085.2	$1,152.6	$835.9	$1,988.5

(in millions)	Second quarter ended
	June 30, 2019			June 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Primary Geographical Market:
United States	$357.6	$282.9	$640.5	$292.1	$283.7	$575.8
Europe	181.1	26.1	207.2	195.2	35.3	230.5
Asia	60.5	111.4	171.9	71.5	72.2	143.7
Canada	24.5	4.9	29.4	18.4	10.9	29.3
South America, Middle East and other	18.7	12.7	31.4	14.7	15.5	30.2
Total	$642.4	$438.0	$1,080.4	$591.9	$417.6	$1,009.5

(in millions)	Six months ended
	June 30, 2019			June 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Primary Geographical Market:
United States	$693.6	$568.0	$1,261.6	$581.9	$548.2	$1,130.1
Europe	359.4	58.8	418.2	392.2	63.8	456.0
Asia	113.3	181.8	295.1	119.8	174.7	294.5
Canada	43.6	12.2	55.8	35.0	21.5	56.5
South America, Middle East and other	33.7	20.8	54.5	23.7	27.7	51.4
Total	$1,243.6	$841.6	$2,085.2	$1,152.6	$835.9	$1,988.5
Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. FRP conversion services are excluded from this presentation.

	Second quarter ended
	June 30, 2019			June 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	31%	35%	33%	32%	27%	30%
Precision forgings, castings and components	32%	—%	19%	35%	—%	20%
Titanium and titanium-based alloys	27%	4%	18%	23%	5%	16%
Precision and engineered strip	—%	30%	12%	—%	32%	13%
Zirconium and related alloys	10%	—%	6%	10%	—%	6%
Total High-Value Products	100%	69%	88%	100%	64%	85%
Standard Products
Standard stainless products	—%	31%	12%	—%	36%	15%
Total	100%	100%	100%	100%	100%	100%

	Six months ended
	June 30, 2019			June 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	31%	32%	31%	31%	29%	30%
Precision forgings, castings and components	32%	—%	19%	36%	—%	21%
Titanium and titanium-based alloys	27%	6%	18%	24%	5%	16%
Precision and engineered strip	—%	31%	13%	—%	32%	13%
Zirconium and related alloys	10%	—%	6%	9%	—%	5%
Total High-Value Products	100%	69%	87%	100%	66%	85%
Standard Products
Standard stainless products	—%	31%	13%	—%	34%	15%
Total	100%	100%	100%	100%	100%	100%

The Company maintains a backlog of confirmed orders totaling $2.38 billion and $2.19 billion at June 30, 2019 and 2018, respectively. Due to the structure of the Company’s long-term agreements, approximately 80% of this backlog at June 30, 2019 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.

Contract balances
As of June 30, 2019 and December 31, 2018, accounts receivable with customers were $586.4 million and $533.8 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the six months ended June 30, 2019 and 2018:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	June 30, 2019	June 30, 2018
Balance as of beginning of fiscal year	$6.0	$5.9
Expense to increase the reserve	0.2	0.6
Write-off of uncollectible accounts	(1.0)	(0.4)
Reclassification to held for sale (see Note 5)	(0.2)	—
Balance as of period end	$5.0	$6.1

(in millions)
Contract Assets
Short-term	June 30, 2019	June 30, 2018
Balance as of beginning of fiscal year	$51.2	$36.5
Recognized in current year	45.1	42.2
Reclassified to accounts receivable	(48.0)	(47.8)
Impairment	—	—
Reclassification to/from long-term	—	16.8
Reclassification to held for sale (See Note 5)	(7.4)	—
Balance as of period end	$40.9	$47.7

Long-term	June 30, 2019	June 30, 2018
Balance as of beginning of fiscal year	$0.1	$16.9
Recognized in current year	—	—
Reclassified to accounts receivable	—	—
Impairment	—	—
Reclassification to/from short-term	—	(16.8)
Balance as of period end	$0.1	$0.1

(in millions)
Contract Liabilities
Short-term	June 30, 2019	June 30, 2018
Balance as of beginning of fiscal year	$71.4	$69.7
Recognized in current year	57.1	31.8
Amounts in beginning balance reclassified to revenue	(44.8)	(31.7)
Current year amounts reclassified to revenue	(14.4)	(8.5)
Other	—	1.7
Reclassification to/from long-term	—	7.4
Balance as of period end	$69.3	$70.4

Long-term	June 30, 2019	June 30, 2018
Balance as of beginning of fiscal year	$7.3	$22.2
Recognized in current year	0.5	0.3
Amounts in beginning balance reclassified to revenue	(0.5)	(0.5)
Current year amounts reclassified to revenue	—	—
Other	—	—
Reclassification to/from short-term	—	(7.4)
Balance as of period end	$7.3	$14.6

Contract costs for obtaining and fulfilling a contract were $5.4 million and $5.2 million as of June 30, 2019 and December 31, 2018, respectively, and are reported in other long-term assets on the consolidated balance sheet. Amortization expense for the the three and six months ended June 30, 2019 of these contract costs was $0.3 million and $0.6 million, respectively. Amortization expense for the three and six months ended June 30, 2018 of these contract cost was $0.3 million and $0.6 million, respectively.
Note 3. Inventories
Inventories at June 30, 2019 and December 31, 2018 were as follows (in millions):

	June 30, 2019	December 31, 2018
Raw materials and supplies	$194.1	$191.5
Work-in-process	917.8	914.1
Finished goods	182.7	191.1
Total inventories at current cost	1,294.6	1,296.7
Adjustment from current cost to LIFO cost basis	13.9	2.9
Inventory valuation reserves	(91.0)	(88.5)
Total inventories, net	$1,217.5	$1,211.1

Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains NRV inventory valuation reserves to adjust carrying value of LIFO inventory to current replacement cost. These NRV reserves were $13.9 million at June 30, 2019 and $8.0 million at December 31, 2018. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Six months ended June 30,
	2019	2018
LIFO benefit (charge)	$5.8	$(27.5)
NRV benefit (charge)	(5.9)	27.5
Net cost of sales impact	$(0.1)	$—

ATI’s overall LIFO inventory valuation reserves also increased by $5.2 million at June 30, 2019 compared to December 31, 2018 due to the sale of the industrial forgings business, which used the LIFO costing methodology and maintained a LIFO valuation below current replacement cost.
Note 4. Property, Plant and Equipment
Property, plant and equipment at June 30, 2019 and December 31, 2018 was as follows (in millions):

	June 30, 2019	December 31, 2018
Land	$34.6	$31.5
Buildings	817.9	851.7
Equipment and leasehold improvements	3,592.1	3,622.7
	4,444.6	4,505.9
Accumulated depreciation and amortization	(2,039.7)	(2,030.9)
Total property, plant and equipment, net	$2,404.9	$2,475.0

The construction in progress portion of property, plant and equipment at June 30, 2019 was $101.7 million. Capital expenditures on the consolidated statement of cash flows for the six months ended June 30, 2019 exclude $8.3 million that was included in property, plant and equipment and accounts payable at June 30, 2019.

Note 5. Divestitures
On June 3, 2019, the Company completed the sale of two non-core forging facilities for $37 million. Located in Portland, IN and Lebanon, KY, these operations primarily use traditional forging methods to produce carbon steel forged products for use in the oil & gas, transportation and construction & mining industries. The Company received cash proceeds, net of transaction costs and preliminary net working capital adjustments, of $33.4 million on the sale of this business during the second quarter ended June 30, 2019, which is reported as an investing activity on the consolidated statement of cash flows. With $10.4 million of goodwill allocated to these operations from ATI’s Forged Products reporting unit, the Company recognized a $7.7 million pre-tax loss which is recorded in other income, net, on the consolidated statement of income for the second quarter ended June 30, 2019 and excluded from HPMC segment results. This business is reported as part of the HPMC segment through the date of sale. Sales from these two forging facilities in the 2018 fiscal year were $86 million in the aggregate.
On June 4, 2019, the Company announced it had reached a definitive agreement to sell its Cast Products business, which produces titanium investment castings that are primarily used by aerospace & defense OEMs in the production of commercial jet airframes and engines. As part of the $127 million transaction, ATI will retain a small post-casting machining facility in Salem, OR and provide these services to the buyer and others. The following net assets of the titanium investment castings business are classified as held for sale and reported in prepaid expenses and other current assets, other long-term assets, other current liabilities and other long-term liabilities on the consolidated balance sheet as of June 30, 2019.

(in millions)	June 30, 2019
Assets
Accounts receivable, net	$13.9
Short-term contract assets	7.4
Inventories, net	19.3
Prepaid expenses and other current assets	0.2
Total Current Assets	40.8

Property, plant and equipment, net	52.9
Other assets	21.1
Total Non-Current Assets	74.0
Total Assets	114.8

Liabilities
Accounts payable	5.5
Other current liabilities	4.7
Total Current Liabilities	10.2
Other long-term liabilities	0.1
Total Liabilities	10.3

Net assets held for sale	$104.5

This transaction closed on July 22, 2019, and the Company received cash proceeds, net of transaction costs and preliminary working capital adjustments, of $123 million on the sale of this business. ATI expects to recognize a pre-tax gain of between $7 million and $10 million on the transaction during the third quarter 2019, subject to final adjustments including net working capital as of the closing date and the carrying value of long-lived assets of the retained Salem operation. This business is reported as part of the HPMC segment through the date of sale. Cast Products’ sales were $105 million in fiscal year 2018.

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

Majority-Owned Joint Ventures

The Company has a 60% interest in the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (STAL). The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s FRP segment, and manufactures Precision Rolled Strip stainless products mainly for the electronics, communication equipment, computer and automotive markets located in Asia. Cash and cash equivalents held by STAL as of June 30, 2019 were $45.5 million.

The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of June 30, 2019 were $6.9 million. During the first quarter 2018, the Company received $2.7 million for the sale of noncontrolling interest related to Next Gen Alloys LLC, which is reported as a financing activity on the consolidated statements of cash flows.

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

ATI’s share of A&T Stainless results were losses of $4.0 million and $7.3 million for the three and six months ended June 30, 2019, respectively, and income of $1.1 million and $0.5 million for the three and six months ended June 30, 2018, respectively, which is included in the FRP segment’s operating results, and within other income, net, on the consolidated statements of income. In late March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. On April 24, 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. Therefore, the joint venture will continue to be subject to the 25% tariff levied on its imports of semi-finished stainless slab products from Indonesia. Results of A&T Stainless have been and will continue to be negatively impacted by these tariffs on imported stainless slab products.

As of June 30, 2019, working capital advances to A&T Stainless were $43.8 million and are reported in prepaid expenses and other current assets on the consolidated balance sheet. ATI’s equity method investment in A&T Stainless at June 30, 2019 was $3.7 million and is reported as part of other long-term assets on the consolidated balance sheet. These balances were evaluated for impairment, as the tariff exclusion denial represents a potential impairment indicator. No impairment exists at this time. The joint venture partners continue to evaluate longer-term solutions to return this strategic initiative to profitability.

ATI has a 50% interest in the industrial titanium joint venture known as Uniti LLC (Uniti), with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, and $1.3 million and $1.8 million for the three and six months ended June 30. 2018, respectively, which is included in the FRP segment’s operating results, and within other income, net on the consolidated statements of income.

Note 7. Supplemental Financial Statement Information
Other income, net for the three and six months ended June 30, 2019 and 2019 was as follows:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Rent and royalty income	$0.7	$0.9	$1.4	$1.7
Gains from disposal of property, plant and equipment, net	29.1	0.4	28.3	0.4
Net equity (loss) gain on joint ventures (See Note 6)	(3.5)	2.3	(6.3)	2.4
Loss from sale of businesses (See Note 5)	(7.7)	—	(7.7)	—
Gain on joint venture deconsolidation (See Note 6)	—	—	—	15.9
Other	—	0.2	—	1.2
Total other income, net	$18.6	$3.8	$15.7	$21.6

Gains from disposal of property, plant and equipment, net for the three and six months ended June 30, 2019 include a $29.3 million gain on the sale of a portion of the Company’s oil and gas rights in Eddy County, NM. This cash gain is reported as an investing activity on the consolidated statement of cash flows for the six months ended June 30, 2019 and is excluded from segment operating results. These oil and gas rights were initially acquired by the Company in 1972 along with land purchased by Teledyne, Inc., which later became part of ATI. The land was subsequently sold, with the Company retaining its underlying oil and gas rights.
Note 8. Debt
Debt at June 30, 2019 and December 31, 2018 was as follows (in millions):

	June 30, 2019	December 31, 2018
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	287.5
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Term Loan due 2022	100.0	100.0
U.S. revolving credit facility	—	—
Foreign credit facilities	5.4	—
Other	14.7	15.0
Debt issuance costs	(9.0)	(10.4)
Total debt	1,548.6	1,542.1
Short-term debt and current portion of long-term debt	11.5	6.6
Total long-term debt	$1,537.1	$1,535.5

(a) Bearing interest at 7.875% effective February 15, 2016.
Revolving Credit Facility
The Company has a $500 million Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The ABL facility, which matures in February 2022, includes a $400 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $100 million term loan (Term Loan). The Term Loan has an interest rate of 2.5% plus a LIBOR spread and can be prepaid in increments of $50 million if certain minimum liquidity conditions are satisfied. At June 30, 2019, the Company has a $50 million floating-for-fixed interest rate swap maturing in January 2021, which converts half of the Term Loan to a 5.44% fixed interest rate.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40.0 million. The Company was in compliance with the fixed charge coverage ratio covenant at June 30, 2019. Additionally, the Company must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 5.95% Senior Notes due 2021 are paid in full or refinanced. As of June 30, 2019, there were no outstanding borrowings under the revolving portion of the ABL facility, and $35.3 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first six months of 2019, and for the first six months of 2018, average borrowings were $65 million bearing an average annual interest rate of 3.60%.
Note 9. Leases

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

There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. The criteria used for a lease to be classified as a finance lease is generally consistent with the criteria under the previous lease accounting guidance, ASC 840, for capital leases. All other leases not meeting the finance lease criteria are classified as operating leases. Operating lease expense is recognized on a straight-line basis on the consolidated statement of income. Finance leases have front-loaded expense recognition which is reported as amortization expense and interest expense on the consolidated statement of income. ROU assets for operating leases are classified in other long-term assets, and ROU assets for finance leases are classified in property, plant and equipment on the consolidated balance sheet. For operating leases, short-term lease liabilities are classified in other current liabilities, and long-term lease liabilities are classified in other long-term liabilities on the consolidated balance sheet. For finance leases, short-term lease liabilities are classified in short-term debt, and long-term lease liabilities are classified in long-term debt on the consolidated balance sheet. On the cash flow statement, payments for operating leases are classified as operating activities. Payments for finance leases are classified as a financing activity, with the exception of the interest component of the payment which is classified as an operating activity.

Adoption Method and Impact

The Company applied ASC 842 to all leases in effect at January 1, 2019 and adopted the accounting standard using the alternative transition method, which does not require the restatement of prior years. Comparative information has not been adjusted and continues to be reported under the previous accounting guidance. The Company has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company has also elected the practical expedient to not separate lease components from non-lease components for all asset classes, and did not elect the hindsight practical expedient to determine the lease term. The Company has made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less. On January 1, 2019, the Company recognized $51.7 million of ROU assets and $55.6 million of lease liabilities ($12.5 million short-term and $43.1 million long-term) on the consolidated balance sheet for operating leases, with the difference due to deferred rent balances as of December 31, 2018 that reduced the ROU asset balance on January 1, 2019. The adoption did not have a material impact on the Company’s results of operations or cash flows, and had no impact to the net deferred tax position on the consolidated balance sheet due to the Company’s income tax valuation allowances for federal and state purposes (see Note 13).

The Company has entered into finance lease contracts with lenders for progress payments on machinery and equipment that is being constructed at the request and specification of the Company. As of June 30, 2019, the lenders had made $3.0 million of progress payments on behalf of the Company, and $8.0 million of progress payments are scheduled to be paid. Upon payment of the final progress payments by the lenders, finance leases will commence, and $11.0 million, discounted using the applicable discount rates at lease inceptions, of ROU assets and lease liabilities will be recognized by the Company.

The following represents the components of lease cost and other information for both operating and financing leases for the three and six months ending June 30, 2019:

($ in millions)	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Lease Cost
Finance Lease Cost:
Amortization of right of use asset	$0.3	$0.5
Interest on lease liabilities	0.1	0.2
Operating lease cost	5.3	10.4
Short-term lease cost	0.8	1.7
Variable lease cost	0.3	0.4
Sublease income	—	—
Total lease cost	$6.8	$13.2

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.1	$0.2
Operating cash flows from operating leases	$5.3	$10.4
Financing cash flows from finance leases	$0.5	$0.8
Right of use assets obtained in exchange for new finance lease liabilities	$2.3	$5.9
Right of use assets obtained in exchange for new operating lease liabilities	$5.1	$17.5
Weighted average remaining lease term - finance leases		4 years
Weighted average remaining lease term - operating leases		6 years
Weighted average discount rate - finance leases		6.1%
Weighted average discount rate - operating leases		7.2%

The following table reconciles future minimum undiscounted rental commitments for operating leases to the operating lease liabilities recorded on the consolidated balance sheet as of June 30, 2019 (in millions):

June 30, 2019
Remainder of 2019	$9.9
2020	17.7
2021	16.0
2022	12.6
2023	8.8
2024 and thereafter	19.0
Total undiscounted lease payments	$84.0
Present value adjustment	(16.4)
Operating lease liabilities	$67.6

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the consolidated balance sheet as of June 30, 2019 (in millions):

June 30, 2019
Remainder of 2019	$1.2
2020	2.4
2021	2.1
2022	1.8
2023	1.2
2024 and thereafter	0.2
Total undiscounted lease payments	$8.9
Present value adjustment	(1.0)
Finance lease liabilities	$7.9

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2019, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 10 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 10% of a single year’s estimated nickel raw material purchase requirements.
At June 30, 2019, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At June 30, 2019, the Company hedged approximately 70% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2019, approximately 60% for 2020, and approximately 30% for 2021.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2019, the Company held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 24 million euro with maturity dates through December 2019.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. At June 30, 2019, the Company has a $50 million floating-for-fixed interest rate swap maturing in January 2021, which converts half of the Term Loan to a 5.44% fixed interest rate.  The interest rate swap is designated as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings.
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

(In millions) Asset derivatives	Balance sheet location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	$—
Natural gas contacts	Prepaid expenses and other current assets	—	0.8
Nickel and other raw material contracts	Prepaid expenses and other current assets	3.4	1.2
Natural gas contracts	Other assets	0.1	0.2
Nickel and other raw material contracts	Other assets	1.4	0.8
Total derivatives designated as hedging instruments		5.0	3.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.4
Total derivatives not designated as hedging instruments		—	0.4
Total asset derivatives		$5.0	$3.4
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$0.6	$0.2
Foreign exchange contracts	Other current liabilities	0.1	0.6
Natural gas contracts	Other current liabilities	1.7	0.1
Nickel and other raw material contracts	Other current liabilities	2.0	6.8
Interest rate swap	Other long-term liabilities	0.4	0.3
Natural gas contracts	Other long-term liabilities	0.7	0.3
Nickel and other raw material contracts	Other long-term liabilities	0.3	2.1
Total derivatives designated as hedging instruments		5.8	10.4
Total liability derivatives		$5.8	$10.4

For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of June 30, 2019. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances effecting results of operations or other comprehensive income, when applicable (see Note 17 for further explanation).
Assuming market prices remain constant with those at June 30, 2019, a pre-tax loss of $0.9 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2019 and 2018 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended June 30,		Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Nickel and other raw material contracts	$(1.9)	$6.2	$(0.2)	$3.4
Natural gas contracts	(1.9)	—	(0.1)	(0.1)
Foreign exchange contracts	(0.2)	1.3	—	0.2
Interest rate swap	(0.3)	—	(0.1)	—
Total	$(4.3)	$7.5	$(0.4)	$3.5

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Six months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Nickel and other raw material contracts	$6.4	$9.3	$(0.6)	$6.2
Natural gas contracts	(2.3)	0.2	—	(0.4)
Foreign exchange contracts	0.1	0.5	(0.3)	—
Interest rate swap	(0.5)	—	(0.2)	—
Total	$3.7	$10.0	$(1.1)	$5.8

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
The Company has no outstanding foreign currency forward contracts not designated as hedges as of June 30, 2019. These derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as Hedging Instruments	2019	2018	2019	2018
Foreign exchange contracts	$—	$0.3	$0.1	$0.1

Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows.
Note 11. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2019 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$281.2	$281.2	$281.2	$—
Derivative financial instruments:
Assets	5.0	5.0	—	5.0
Liabilities	5.8	5.8	—	5.8
Debt (a)	1,557.6	1,861.8	1,741.7	120.1
The estimated fair value of financial instruments at December 31, 2018 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$382.0	$382.0	$382.0	$—
Derivative financial instruments:
Assets	3.4	3.4	—	3.4
Liabilities	10.4	10.4	—	10.4
Debt (a)	1,552.5	1,739.4	1,624.4	115.0

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
For the three month periods ended June 30, 2019 and 2018, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Service cost - benefits earned during the year	$3.1	$4.0	$0.4	$0.6
Interest cost on benefits earned in prior years	26.4	26.3	3.7	3.2
Expected return on plan assets	(32.9)	(39.5)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.7)	(0.7)
Amortization of net actuarial loss	18.4	16.5	3.4	2.6
Curtailment loss	—	0.4	—	—
Total retirement benefit expense	$15.1	$7.8	$6.8	$5.7

For the six month periods ended June 30, 2019 and 2018, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service cost - benefits earned during the year	$6.3	$8.2	$0.9	$1.2
Interest cost on benefits earned in prior years	52.7	52.4	7.4	6.3
Expected return on plan assets	(65.7)	(79.0)	—	—
Amortization of prior service cost (credit)	0.2	0.2	(1.4)	(1.4)
Amortization of net actuarial loss	36.8	33.0	6.7	5.3
Curtailment loss	—	0.4	—	—
Total retirement benefit expense	$30.3	$15.2	$13.6	$11.4

Note 13. Income Taxes

The Company maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets, and also maintains valuation allowances on deferred tax assets in certain foreign jurisdictions, based upon the examination of all positive and negative evidence as of the reporting date. Results in both 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to these income tax valuation allowances. Second quarter 2019 and 2018 results include a provision for income taxes of $5.8 million, or 6.9% of income before taxes, and $4.9 million, or 6.1% of income before taxes, respectively. For the first six months of 2019 and 2018, results included a provision for income taxes of $6.6 million, or 6.5% of income before taxes, and $9.9 million, or 6.8% of income before income taxes, respectively, primarily related to the benefit from the valuation allowances mentioned above and income taxes on non-U.S. operations.  The Company continues to analyze the impact of the Tax Cut and Jobs Act as additional guidance is finalized. At this time, the Company has not made any material adjustments to the previously presented amounts in the 2018 or 2017 financial statements.
Note 14. Business Segments
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total sales:
High Performance Materials & Components	$673.8	$611.7	$1,297.7	$1,191.1
Flat Rolled Products	461.8	439.3	889.0	878.4
	1,135.6	1,051.0	2,186.7	2,069.5
Intersegment sales:
High Performance Materials & Components	31.4	19.8	54.1	38.5
Flat Rolled Products	23.8	21.7	47.4	42.5
	55.2	41.5	101.5	81.0
Sales to external customers:
High Performance Materials & Components	642.4	591.9	1,243.6	1,152.6
Flat Rolled Products	438.0	417.6	841.6	835.9
	$1,080.4	$1,009.5	$2,085.2	$1,988.5

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating profit:
High Performance Materials & Components	$98.9	$97.9	$171.5	$183.4
Flat Rolled Products	15.6	26.1	4.7	37.0
Total operating profit	114.5	124.0	176.2	220.4
LIFO and net realizable value reserves	—	—	(0.1)	—
Corporate expenses	(18.0)	(12.9)	(34.6)	(26.1)
Closed operations and other expenses	(7.9)	(5.1)	(11.0)	(13.2)
Gain on joint venture deconsolidation (See Note 6)	—	—	—	15.9
Gain on asset sales, net	21.6	—	21.6	—
Interest expense, net	(25.9)	(25.5)	(50.7)	(51.0)
Income before income taxes	$84.3	$80.5	$101.4	$146.0

The $21.6 million gain on asset sales, net consists of a $29.3 million gain on the sale of a portion of the Company’s oil and gas rights in Eddy County, NM (see Note 7), partially offset by a $7.7 million loss on the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY (see Note 5).

Corporate expenses were higher in the second quarter and six months of 2019 compared to 2018, primarily due to higher expense for company-owned life insurance policies and costs related to non-core asset transactions. Closed operations and other expenses were higher in the second quarter 2019 compared to 2018, primarily due to foreign currency remeasurement losses in 2019 compared to gains in 2018 from the Company’s European Treasury Center.
Note 15. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

	Three months ended		Six months ended
(In millions, except per share amounts)	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$75.1	$72.8	$90.1	$130.8
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	3.2	3.2	6.5	6.4
Numerator for diluted income per common share –
Net income attributable to ATI after assumed conversions	$78.3	$76.0	$96.6	$137.2
Denominator:
Denominator for basic net income per common share – weighted average shares	125.9	125.2	125.7	125.1
Effect of dilutive securities:
Share-based compensation	0.6	0.7	0.6	0.6
4.75% Convertible Senior Notes due 2022	19.9	19.9	19.9	19.9
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	146.4	145.8	146.2	145.6
Basic net income attributable to ATI per common share	$0.60	$0.58	$0.72	$1.05
Diluted net income attributable to ATI per common share	$0.54	$0.52	$0.66	$0.94

Common stock that would be issuable upon the assumed conversion of the 4.75% Convertible Senior Notes due 2022 and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three and six months ended June 30, 2019 and 2018.

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$7.4	$7.7	$266.1	$—	$281.2
Accounts receivable, net	—	151.6	429.8	—	581.4
Intercompany notes receivable	—	—	4,330.2	(4,330.2)	—
Short-term contract assets	—	—	40.9	—	40.9
Inventories, net	—	265.2	952.3	—	1,217.5
Prepaid expenses and other current assets	6.5	60.7	73.2	—	140.4
Total current assets	13.9	485.2	6,092.5	(4,330.2)	2,261.4
Property, plant and equipment, net	3.1	1,533.4	868.4	—	2,404.9
Goodwill	—	—	524.8	—	524.8
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,367.3	37.7	—	(6,405.0)	—
Other assets	55.0	55.2	248.0	—	358.2
Total assets	$6,439.3	$2,111.5	$7,933.7	$(10,935.2)	$5,549.3
Liabilities and stockholders’ equity:
Accounts payable	$6.0	$154.2	$260.4	$—	$420.6
Intercompany notes payable	2,300.7	2,029.5	—	(4,330.2)	—
Short-term contract liabilities	—	48.0	21.3	—	69.3
Short-term debt and current portion of long-term debt	0.5	—	11.0	—	11.5
Other current liabilities	53.6	71.6	132.6	—	257.8
Total current liabilities	2,360.8	2,303.3	425.3	(4,330.2)	759.2
Long-term debt	1,281.1	149.7	106.3	—	1,537.1
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	254.8	50.6	—	305.4
Pension liabilities	622.5	3.7	43.4	—	669.6
Deferred income taxes	15.1	—	—	—	15.1
Other long-term liabilities	21.2	35.8	67.3	—	124.3
Total liabilities	4,300.7	2,947.3	692.9	(4,530.2)	3,410.7
Total stockholders’ equity (deficit)	2,138.6	(835.8)	7,240.8	(6,405.0)	2,138.6
Total liabilities and stockholders’ equity	$6,439.3	$2,111.5	$7,933.7	$(10,935.2)	$5,549.3

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the three months ended June 30, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$366.7	$713.7	$—	$1,080.4
Cost of sales	2.9	327.5	572.3	—	902.7
Gross profit (loss)	(2.9)	39.2	141.4	—	177.7
Selling and administrative expenses	28.9	8.0	30.8	—	67.7
Operating income (loss)	(31.8)	31.2	110.6	—	110.0
Nonoperating retirement benefit expense	(11.8)	(6.1)	(0.5)	—	(18.4)
Interest income (expense), net	(38.2)	(34.3)	46.6	—	(25.9)
Other income (loss) including equity in income of unconsolidated subsidiaries	166.1	(3.7)	21.8	(165.6)	18.6
Income (loss) before income tax provision (benefit)	84.3	(12.9)	178.5	(165.6)	84.3
Income tax provision (benefit)	5.8	(3.1)	27.2	(24.1)	5.8
Net income (loss)	78.5	(9.8)	151.3	(141.5)	78.5
Less: Net income attributable to noncontrolling interests	—	—	3.4	—	3.4
Net income (loss) attributable to ATI	$78.5	$(9.8)	$147.9	$(141.5)	$75.1
Comprehensive income (loss) attributable to ATI	$86.0	$(6.7)	$143.2	$(136.3)	$86.2

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the six months ended June 30, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$702.2	$1,383.0	$—	$2,085.2
Cost of sales	6.1	645.9	1,124.4	—	1,776.4
Gross profit (loss)	(6.1)	56.3	258.6	—	308.8
Selling and administrative expenses	59.3	15.4	61.0	—	135.7
Operating income (loss)	(65.4)	40.9	197.6	—	173.1
Nonoperating retirement benefit expense	(23.5)	(12.3)	(0.9)	—	(36.7)
Interest income (expense), net	(76.1)	(68.2)	93.6	—	(50.7)
Other income (loss) including equity in income of unconsolidated subsidiaries	266.4	(6.6)	21.4	(265.5)	15.7
Income (loss) before income tax provision (benefit)	101.4	(46.2)	311.7	(265.5)	101.4
Income tax provision (benefit)	6.6	(11.1)	57.1	(46.0)	6.6
Net income (loss)	94.8	(35.1)	254.6	(219.5)	94.8
Less: Net income attributable to noncontrolling interests	—	—	4.7	—	4.7
Net income (loss) attributable to ATI	$94.8	$(35.1)	$249.9	$(219.5)	$90.1
Comprehensive income (loss) attributable to ATI	$145.8	$(28.8)	$251.0	$(228.5)	$139.5

Condensed Statements of Cash Flows
For the six months ended June 30, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(56.2)	$(186.9)	$138.7	$—	$(104.4)
Investing Activities:
Purchases of property, plant and equipment	(0.5)	(8.1)	(42.7)	—	(51.3)
Net receipts/(payments) on intercompany activity	—	—	(266.1)	266.1	—
Proceeds from sale of businesses, net of transaction costs	—	—	33.4	—	33.4
Proceeds from disposal of property, plant and equipment	—	—	29.4	—	29.4
Other	(0.1)	—	—	—	(0.1)
Cash flows provided by (used in) investing activities	(0.6)	(8.1)	(246.0)	266.1	11.4
Financing Activities:
Payments on long-term debt and finance leases	(0.2)	—	(3.1)	—	(3.3)
Net borrowings under credit facilities	—	—	5.4	—	5.4
Net receipts/(payments) on intercompany activity	74.2	191.9	—	(266.1)	—
Shares repurchased for income tax withholding on share-based compensation and other	(9.9)	—	—	—	(9.9)
Cash flows provided by (used in) financing activities	64.1	191.9	2.3	(266.1)	(7.8)
Increase (decrease) in cash and cash equivalents	$7.3	$(3.1)	$(105.0)	$—	$(100.8)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2018

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$0.1	$10.8	$371.1	$—	$382.0
Accounts receivable, net	—	126.3	401.5	—	527.8
Intercompany notes receivable	—	—	3,968.8	(3,968.8)	—
Short-term contract assets	—	—	51.2	—	51.2
Inventories, net	—	216.1	995.0	—	1,211.1
Prepaid expenses and other current assets	12.9	29.3	32.4	—	74.6
Total current assets	13.0	382.5	5,820.0	(3,968.8)	2,246.7
Property, plant and equipment, net	1.7	1,548.4	924.9	—	2,475.0
Goodwill	—	—	534.7	—	534.7
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,096.4	37.7	—	(6,134.1)	—
Other assets	35.6	30.7	179.1	—	245.4
Total assets	$6,146.7	$1,999.3	$7,658.7	$(10,302.9)	$5,501.8
Liabilities and stockholders’ equity:
Accounts payable	$3.3	$177.5	$318.0	$—	$498.8
Intercompany notes payable	2,102.8	1,866.0	—	(3,968.8)	—
Short-term contract liabilities	—	33.0	38.4	—	71.4
Short-term debt and current portion of long-term debt	0.2	0.7	5.7	—	6.6
Other current liabilities	59.1	71.7	129.3	—	260.1
Total current liabilities	2,165.4	2,148.9	491.4	(3,968.8)	836.9
Long-term debt	1,278.8	151.8	104.9	—	1,535.5
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	259.2	59.2	—	318.4
Pension liabilities	681.6	4.0	44.4	—	730.0
Deferred income taxes	12.9	—	—	—	12.9
Other long-term liabilities	16.4	17.6	42.5	—	76.5
Total liabilities	4,155.1	2,781.5	742.4	(4,168.8)	3,510.2
Total stockholders’ equity (deficit)	1,991.6	(782.2)	6,916.3	(6,134.1)	1,991.6
Total liabilities and stockholders’ equity	$6,146.7	$1,999.3	$7,658.7	$(10,302.9)	$5,501.8

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the six months ended June 30, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$689.6	$1,298.9	$—	$1,988.5
Cost of sales	8.0	646.5	1,011.7	—	1,666.2
Gross profit (loss)	(8.0)	43.1	287.2	—	322.3
Selling and administrative expenses	48.1	17.9	63.8	—	129.8
Operating income (loss)	(56.1)	25.2	223.4	—	192.5
Nonoperating retirement benefit expense	(6.6)	(9.7)	(0.8)	—	(17.1)
Interest income (expense), net	(67.2)	(53.8)	70.0	—	(51.0)
Other income (loss) including equity in income of unconsolidated subsidiaries	275.9	19.1	0.7	(274.1)	21.6
Income (loss) before income tax provision (benefit)	146.0	(19.2)	293.3	(274.1)	146.0
Income tax provision (benefit)	9.9	(4.3)	45.1	(40.8)	9.9
Net income (loss)	136.1	(14.9)	248.2	(233.3)	136.1
Less: Net income attributable to noncontrolling interests	—	—	5.3	—	5.3
Net income (loss) attributable to ATI	$136.1	$(14.9)	$242.9	$(233.3)	$130.8
Comprehensive income (loss) attributable to ATI	$176.1	$(10.2)	$236.8	$(235.7)	$167.0

Condensed Statements of Cash Flows
For the six months ended June 30, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(54.2)	$(137.9)	$227.1	$—	$35.0
Investing Activities:
Purchases of property, plant and equipment	(1.0)	(14.4)	(55.2)	—	(70.6)
Net receipts/(payments) on intercompany activity	—	—	(197.1)	197.1	—
Proceeds from disposal of property, plant and equipment	—	0.9	0.1	—	1.0
Other	—	—	(0.2)	—	(0.2)
Cash flows provided by (used in) investing activities	(1.0)	(13.5)	(252.4)	197.1	(69.8)
Financing Activities:
Borrowings on long-term debt	—	—	7.1	—	7.1
Payments on long-term debt and finance leases	(0.1)	(0.2)	(2.5)	—	(2.8)
Net borrowings under credit facilities	—	—	3.4	—	3.4
Net receipts/(payments) on intercompany activity	61.6	135.5	—	(197.1)	—
Sale to noncontrolling interests	—	11.7	2.7	—	14.4
Shares repurchased for income tax withholding on share-based compensation	(6.5)	—	—	—	(6.5)
Cash flows provided by (used in) financing activities	55.0	147.0	10.7	(197.1)	15.6
Decrease in cash and cash equivalents	$(0.2)	$(4.4)	$(14.6)	$—	$(19.2)

Note 17. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended June 30, 2019 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2019		$(989.7)		$(68.1)		$3.9		$(41.6)	$(1,095.5)
OCI before reclassifications		—		(4.9)		(4.3)		—	(9.2)
Amounts reclassified from AOCI	(a)	16.3	(b)	—	(c)	0.4	(d)	3.6	20.3
Net current-period OCI		16.3		(4.9)		(3.9)		3.6	11.1
Balance, June 30, 2019		$(973.4)		$(73.0)		$—		$(38.0)	$(1,084.4)
Attributable to noncontrolling interests:
Balance, March 31, 2019		$—		$16.3		$—		$—	$16.3
OCI before reclassifications		—		(3.6)		—		—	(3.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.6)		—		—	(3.6)
Balance, June 30, 2019		$—		$12.7		$—		$—	$12.7
The changes in AOCI by component, net of tax, for the six month period ended June 30, 2019 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2018		$(1,005.8)		$(73.9)		$(4.8)		$(49.3)	$(1,133.8)
OCI before reclassifications		—		0.9		3.7		—	4.6
Amounts reclassified from AOCI	(a)	32.4	(b)	—	(c)	1.1	(d)	11.3	44.8
Net current-period OCI		32.4		0.9		4.8		11.3	49.4
Balance, June 30, 2019		$(973.4)		$(73.0)		$—		$(38.0)	$(1,084.4)
Attributable to noncontrolling interests:
Balance, December 31, 2018		$—		$11.1		$—		$—	$11.1
OCI before reclassifications		—		1.6		—		—	1.6
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		1.6		—		—	1.6
Balance, June 30, 2019		$—		$12.7		$—		$—	$12.7

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 10).

(d)	Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended June 30, 2018 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2018		$(940.2)		$(36.8)		$9.2		$(24.4)	$(992.2)
OCI before reclassifications		—		(23.1)		7.5		—	(15.6)
Amounts reclassified from AOCI	(a)	14.0	(b)	—	(c)	(3.5)	(d)	5.7	16.2
Net current-period OCI		14.0		(23.1)		4.0		5.7	0.6
Balance, June 30, 2018		$(926.2)		$(59.9)		$13.2		$(18.7)	$(991.6)
Attributable to noncontrolling interests:
Balance, March 31, 2018		$—		$24.2		$—		$—	$24.2
OCI before reclassifications		—		(3.1)		—		—	(3.1)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.1)		—		—	$(3.1)
Balance, June 30, 2018		$—		$21.1		$—		$—	$21.1
The changes in AOCI by component, net of tax, for the six month period ended June 30, 2018 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2017		$(954.5)		$(53.5)		$9.0		$(28.8)	$(1,027.8)
OCI before reclassifications		—		(6.4)		10.0		—	3.6
Amounts reclassified from AOCI	(a)	28.3	(b)	—	(c)	(5.8)	(d)	10.1	32.6
Net current-period OCI		28.3		(6.4)		4.2		10.1	36.2
Balance, June 30, 2018		$(926.2)		$(59.9)		$13.2		$(18.7)	$(991.6)
Attributable to noncontrolling interests:
Balance, December 31, 2017		$—		$17.3		$—		$—	$17.3
OCI before reclassifications		—		3.8		—		—	3.8
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		3.8		—		—	$3.8
Balance, June 30, 2018		$—		$21.1		$—		$—	$21.1

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 10).

(d)	Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.
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

Reclassifications out of AOCI for the three and six month periods ended June 30, 2019 and 2018 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018		Affected line item in the statements of income
Postretirement benefit plans
Prior service credit	$0.6	$0.6	$1.2	$1.2	(a)
Actuarial losses	(21.8)	(19.1)	(43.5)	(38.3)	(a)
	(21.2)	(18.5)	(42.3)	(37.1)	(c)	Total before tax
	(4.9)	(4.5)	(9.9)	(8.8)		Tax benefit (d)
	$(16.3)	$(14.0)	$(32.4)	$(28.3)		Net of tax
Derivatives
Nickel and other raw material contracts	$(0.3)	$4.5	$(0.8)	$8.2	(b)
Natural gas contracts	(0.1)	(0.1)	—	(0.5)	(b)
Foreign exchange contracts	—	0.3	(0.4)	—	(b)
Interest rate swap	(0.1)	—	(0.2)	—	(b)
	(0.5)	4.7	(1.4)	7.7	(c)	Total before tax
	(0.1)	1.2	(0.3)	1.9		Tax provision (benefit) (d)
	$(0.4)	$3.5	$(1.1)	$5.8		Net of tax

(a)	Amounts are reported in nonoperating retirement benefit expense (see Note 12).

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
Note 18. Commitments and Contingencies
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
At June 30, 2019, the Company’s reserves for environmental remediation obligations totaled approximately $19 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $15 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $1 million for owned or controlled sites at which Company operations have been discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Allegheny Technologies Incorporated and its subsidiary, ATI Titanium LLC (“ATI Titanium”), are parties to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (“USM”) and ATI Titanium entered into in 2006 (the “Supply Agreement”). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. The case is in the early stages of discovery, and while ATI intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.
Note 19. Subsequent Event

In July 2019, the Company completed the sale of the remaining portion of its oil and gas rights in Eddy County, NM discussed in Note 7. ATI expects to report a pre-tax gain of approximately $62 million in the third quarter of 2019 on this transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing approximately 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the oil & gas, energy, medical, and automotive markets. In aggregate, these markets represent about 80% of our revenue. ATI is a market leader in manufacturing differentiated products that require our unique manufacturing and precision machining capabilities, as well as our innovative new product development competence. Our capabilities range from alloy development to final production of highly engineered finished components. We are a leader in producing powders for use in next-generation jet engine forgings and 3D-printed aerospace products.
ATI reported second quarter 2019 sales of $1.08 billion and income before tax of $84.3 million, compared to sales of $1.01 billion and income before tax of $80.5 million for the second quarter of 2018. Our gross profit for the second quarter of 2019 was $177.7 million, or 16.4% of sales, a $4.0 million increase compared to the second quarter 2018, reflecting the benefits of our growing position on next-generation commercial aerospace programs.
During the second quarter of 2019, we completed the sale of two non-core forging facilities for $37 million. Located in Portland, IN and Lebanon, KY, these operations primarily use traditional forging methods to produce carbon steel forged products for use in the oil & gas, transportation and construction & mining industries. We received cash proceeds, net of transaction costs and preliminary working capital adjustments, of $33.4 million on the sale of this business and recognized a $7.7 million pre-tax loss during the second quarter ended June 30, 2019. This business is reported as part of the High

Performance Materials & Components (HPMC) segment through the date of sale. Sales from these two forging facilities in the 2018 fiscal year were $86 million in the aggregate.

Also during the second quarter of 2019, we recognized a $29.3 million cash gain on the sale of a portion of our oil and gas rights in Eddy County, NM. These oil and gas rights were initially acquired by the Company in 1972 along with land purchased by Teledyne, Inc., which later became part of ATI. The land was subsequently sold, with the Company retaining its underlying oil and gas rights.
Second quarter 2019 results include $21.6 million in net pretax gains reported in other income, net on the consolidated statements of income and excluded from segment operating results from these non-core asset sales discussed above; the $29.3 million gain to monetize oil and gas rights and a $7.7 million loss on sale of the industrial forgings business. Results in 2019 also include $3.5 million of net losses from joint ventures accounted for under the equity method, which are reported in other income, net, compared to net gains of $2.3 million in the prior year’s second quarter. Net income attributable to ATI was $75.1 million, or $0.54 per share, in the second quarter of 2019, compared to net income attributable to ATI of $72.8 million, or $0.52 per share, for the second quarter of 2018. Results in both 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to the income tax valuation allowances.
We operate in two business segments, HPMC and Flat Rolled Products (FRP). Compared to the second quarter 2018, sales increased 9% in the HPMC business segment and 5% in the FRP business segment. Sales to the aerospace & defense markets, which represented 80% of second quarter 2019 HPMC sales, were 17% higher than the second quarter 2018, led by 40% growth in the commercial airframe market and a 32% increase in government aerospace & defense markets. FRP sales increased compared to the prior year period largely due to project-based demand for high-value products in the oil & gas market as well as marine scrubber products within the energy market, and demand growth from the aerospace & defense markets.
Results for the first six months of 2019 were sales of $2.09 billion and income before tax of $101.4 million, compared to sales of $1.99 billion and income before tax of $146.0 million for the first six months of 2018. Our gross profit was $308.8 million, or 14.8% of sales, a $13.5 million decline compared to the first six months of 2018, despite our growing position on next-generation commercial aerospace programs. These 2019 results reflect the $21.6 million in net pretax gains of non-core assets in 2019 discussed above, offset by the unexpected short-term headwinds encountered by both of our business segments during the first quarter 2019, primarily from powder billet availability, raw materials and operational costs. In addition, the results for the first six months of 2019 include a $17 million increase in retirement benefit expense compared to the prior year. Results for the first six months of 2018 include a $15.9 million pre-tax gain on the sale of a 50% noncontrolling interest and subsequent deconsolidation of the Allegheny & Tsingshan Stainless (A&T Stainless) joint venture in March 2018. Net income attributable to ATI was $90.1 million, or $0.66 per share, in the first six months of 2019, compared to net income attributable to ATI of $130.8 million, or $0.94 per share, for the first six months of 2018.
Compared to the first six months of 2018, sales increased 8% in the HPMC business segment and 1% in the FRP business segment. Sales to the aerospace & defense markets in the HPMC segment were 13% higher than the first six months of 2018, led by growth in the commercial airframe and defense markets. FRP sales reflect higher sales of high-value products offset by lower sales of commodity stainless products as a result of weaker demand in both the U.S. and China experienced in 2019.
ATI’s sales to the aerospace & defense markets increased 19%, to $572.2 million in the second quarter 2019, compared to the second quarter 2018. HPMC sales of next-generation jet engine products, which represented 59% of total second quarter 2019 HPMC jet engine product sales, increased 26% compared to the second quarter 2018.

Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues for the three and six month periods ended June 30, 2019 and 2018 were as follows:

	Three months ended		Three months ended
Markets	June 30, 2019		June 30, 2018
Aerospace & Defense	$572.2	53%	$481.9	48%
Oil & Gas	136.0	13%	132.7	13%
Energy	77.4	7%	68.2	7%
Automotive	73.6	7%	80.4	8%
Construction/Mining	52.6	5%	55.9	6%
Food Equipment & Appliances	49.6	5%	63.6	6%
Medical	42.4	4%	50.0	5%
Electronics/Computers/Communication	38.1	3%	35.5	3%
Other	38.5	3%	41.3	4%
Total	$1,080.4	100%	$1,009.5	100%

	Six months ended		Six months ended
Markets	June 30, 2019		June 30, 2018
Aerospace & Defense	$1,097.8	53%	$944.4	48%
Oil & Gas	248.8	12%	285.3	14%
Automotive	150.5	7%	159.5	8%
Energy	133.1	6%	120.4	6%
Construction/Mining	110.5	5%	111.5	6%
Food Equipment & Appliances	102.8	5%	122.5	6%
Medical	88.5	4%	94.9	5%
Electronics/Computers/Communication	72.2	4%	68.4	3%
Other	81.0	4%	81.6	4%
Total	$2,085.2	100%	$1,988.5	100%
For the second quarter 2019, international sales increased 1% to $440 million and represented 41% of total sales, compared to $434 million, or 43% of total sales, for the second quarter 2018. For the first six months of 2019, international sales decreased 4% to $824 million and represented 40% of total sales, compared to $858 million, or 43% of total sales, for the first six months of 2018. ATI’s international sales are mostly to the aerospace, oil & gas, energy, automotive and medical markets.
Sales of our high-value products represented 88% and 87% of total sales, the majority of which were consumed by our aerospace & defense customers, for the three and six months ended June 30, 2019, respectively. Comparative information for our major high-value and standard products based on their percentages of revenues is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	33%	30%	31%	30%
Precision forgings, castings and components	19%	20%	19%	21%
Titanium and titanium-based alloys	18%	16%	18%	16%
Precision and engineered strip	12%	13%	13%	13%
Zirconium and related alloys	6%	6%	6%	5%
Total High-Value Products	88%	85%	87%	85%
Standard Products
Standard stainless products	12%	15%	13%	15%
Grand Total	100%	100%	100%	100%

Segment operating profit for the second quarter 2019 was $114.5 million, or 10.6% of sales, compared to segment operating profit of $124.0 million, or 12.3% of sales, for the second quarter of 2018. For the first six months of 2019, segment operating profit was $176.2 million, or 8.5% of sales, compared to segment operating profit of $220.4 million, or 11.1% of sales, for the first six months of 2018. Segment operating profit as a percentage of sales by business segment for the three and six month periods ended June 30, 2019 and 2018 was:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
High Performance Materials & Components	15.4%	16.5%	13.8%	15.9%
Flat Rolled Products	3.6%	6.3%	0.6%	4.4%
On June 4, 2019, we announced that we had reached a definitive agreement to sell our Cast Products business, which produces titanium investment castings that are primarily used by aerospace & defense OEMs in the production of commercial jet airframes and engines. As part of the $127 million transaction, we will retain a small post-casting machining facility in Salem, OR and provide these services to the buyer and others. This transaction closed on July 22, 2019, and we received cash proceeds, net of transaction costs and preliminary working capital adjustments, of $123 million on the sale of this business. ATI expects to recognize a pre-tax gain of between $7 million and $10 million on the transaction during the third quarter 2019, subject to final adjustments including net working capital as of the closing date and the carrying value of long-lived assets of the retained Salem operation. This business is reported as part of the HPMC segment through the date of sale. Cast Products’ sales were $105 million in fiscal year 2018.
In July 2019, we completed the sale of the remaining portion of our oil and gas rights in Eddy County, NM discussed above. We expect to record a pre-tax gain of approximately $62 million in the third quarter of 2019 on this transaction.
These non-core asset sale gains will be excluded from third quarter 2019 business segment results.
Business Segment Results
High Performance Materials & Components Segment
Second quarter 2019 sales increased 8.5% to $642.4 million compared to the second quarter 2018, reflecting stronger demand for titanium products and nickel-based alloys and specialty alloy products, partially offset by declines in forged components. Sales to the aerospace and defense markets were 17% higher than the prior year, including a 40% increase in commercial airframe driven by increasing emergent demand from a large OEM customer, and a 32% increase in government aerospace & defense sales across a broad range of programs. Total jet engine product sales increased 5% compared to prior year, with a 26% increase in sales of next-generation jet engine products, which represented 59% of total second quarter 2019 HPMC jet engine product sales.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2019 and 2018 is as follows:

	Three months ended		Three months ended
Markets	June 30, 2019		June 30, 2018
Aerospace & Defense:
Commercial Jet Engines	$289.1	45%	$275.5	46%
Commercial Airframes	138.7	22%	99.2	17%
Government Aerospace & Defense	84.5	13%	63.8	11%
Total Aerospace & Defense	512.3	80%	438.5	74%
Medical	38.6	6%	46.0	8%
Energy	34.1	5%	40.2	7%
Oil & Gas	18.4	3%	18.3	3%
Construction/Mining	13.4	2%	19.0	3%
Other	25.6	4%	29.9	5%
Total	$642.4	100%	$591.9	100%

International sales represented 44% of total segment sales for the second quarter 2019. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended June 30, 2019 and 2018, is as follows:

	Three months ended June 30,
	2019	2018
High-Value Products
Precision forgings, castings and components	32%	35%
Nickel-based alloys and specialty alloys	31%	32%
Titanium and titanium-based alloys	27%	23%
Zirconium and related alloys	10%	10%
Total High-Value Products	100%	100%
Segment operating profit in the second quarter 2019 increased to $98.9 million, or 15.4% of total sales, compared to $97.9 million, or 16.5% of total sales, for the second quarter 2018. Results in 2019 continued to reflect adverse impacts from the recent rapid drop in raw material prices, which compressed profit margins due to the length of the manufacturing cycle compared to index-based selling price changes, which offset benefits from higher productivity. While sales of next-generation jet engine products were higher, the profitability mix of these products was weaker compared to the prior year period, in part due to the continued shortage of nickel powder billet at our iso-thermal forging operations.
For the first six months of 2019, sales increased 7.9% to $1.24 billion compared to the first six months of 2018, reflecting stronger demand for titanium products and nickel-based and specialty alloy products, which were up 22% and 9%, respectively, partially offset by declines in forged components. Sales to the aerospace and defense markets were 13% higher than the prior year, including a 33% increase in airframe sales and a 31% increase in defense sales. Commercial jet engine sales increased 2% compared to prior year due to an 18% increase in sales of next-generation jet engine products.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2019 and 2018 is as follows:

	Six months ended		Six months ended
Markets	June 30, 2019		June 30, 2018
Aerospace & Defense:
Commercial Jet Engines	$551.9	44%	$542.9	47%
Commercial Airframes	258.9	21%	195.4	17%
Government Aerospace & Defense	166.6	13%	126.9	11%
Total Aerospace & Defense	977.4	78%	865.2	75%
Medical	81.3	7%	87.2	8%
Energy	61.4	5%	71.0	6%
Oil & Gas	35.1	3%	33.5	3%
Construction/Mining	31.9	2%	36.6	3%
Other	56.5	5%	59.1	5%
Total	$1,243.6	100%	$1,152.6	100%

International sales represented 44% of total segment sales for the first six months of 2019. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the six months ended June 30, 2019 and 2018, is as follows:

	Six months ended June 30,
	2019	2018
High-Value Products
Precision forgings, castings and components	32%	36%
Nickel-based alloys and specialty alloys	31%	31%
Titanium and titanium-based alloys	27%	24%
Zirconium and related alloys	10%	9%
Total High-Value Products	100%	100%
Segment operating profit in the first six months of 2019 decreased to $171.5 million, or 13.8% of total sales, compared to $183.4 million, or 15.9% of total sales, for the first six months of 2018. Results in 2019 reflect adverse impacts from the recent rapid drop in raw material prices, which compressed profit margins due to the length of the manufacturing cycle compared to index-based selling price changes, which offset benefits from higher productivity. While sales of next-generation jet engine products were higher, the profitability mix of these products was weaker compared to the prior year period, in part due to the continued shortage of nickel powder billet at our iso-thermal forging operations. In addition, higher energy costs in 2019 in our production facilities in the Pacific Northwest were recognized due to a natural gas pipeline explosion in the fourth quarter of 2018.
Flat Rolled Products Segment
Second quarter 2019 sales increased 5.0% compared to the second quarter 2018, to $438.0 million, primarily due to project-based demand for high-value products in the oil & gas market as well as marine scrubber products within the energy market. Aerospace & defense markets sales in the FRP segment were up 38% year-over-year. Sales of high-value products were 11% higher, with nickel-based and specialty alloys more than 30% higher than the second quarter 2018. This increase more than offset 12% lower sales of standard stainless products, compared to the second quarter 2018.
Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2019 and 2018 is as follows:

	Three months ended		Three months ended
Markets	June 30, 2019		June 30, 2018
Oil & Gas	$117.6	27%	$114.4	27%
Automotive	70.5	16%	77.6	19%
Aerospace & Defense	59.9	14%	43.4	10%
Food Equipment & Appliances	49.6	11%	63.6	15%
Energy	43.3	10%	28.0	7%
Construction/Mining	39.2	9%	36.9	9%
Electronics/Computers/Communication	36.9	8%	33.2	8%
Other	21.0	5%	20.5	5%
Total	$438.0	100%	$417.6	100%

International sales represented 35% of total segment sales for the second quarter 2019. Comparative information for the FRP segment’s major product categories, based on their percentages of revenue for the three months ended June 30, 2019 and 2018, are presented in the following table. Conversion services are excluded.

	Three months ended June 30,
	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	35%	27%
Precision and engineered strip	30%	32%
Titanium and titanium-based alloys	4%	5%
Total High-Value Products	69%	64%
Standard Products
Standard stainless products	31%	36%
Grand Total	100%	100%
The segment operating profit was $15.6 million, or 3.6% of sales, for the second quarter 2019, compared to $26.1 million, or 6.3% of sales, for the second quarter 2018, mainly due to more substantial raw material tailwinds in 2018. FRP segment results for the second quarter 2019 reflect higher retirement benefit expense of $6 million and a $4 million loss for ATI’s share of the A&T Stainless JV, primarily due to Section 232 tariffs, compared to a $1 million profit in the prior year. On April 24, 2019, we learned that the A&T Stainless joint venture’s previously filed Section 232 tariff exclusion request was denied by the U.S. Department of Commerce. Therefore, the joint venture will continue to be subject to the 25% tariff levied on its imports of semi-finished stainless slab products from Indonesia. Results of A&T Stainless have been and will continue to be negatively impacted by these tariffs on imported stainless slab products while the joint venture partners evaluate longer-term solutions to this strategic initiative. Stronger 2019 results from our STAL JV in China reflect growing benefits from the recent capacity expansion. While project-based demand for nickel-based alloys in the U.S. business remained solid, weaker demand for commodity stainless products resulted in lower segment operating profit compared to the second quarter 2018.
Comparative shipment volume and average selling price information of the segment’s products for the three months ended June 30, 2019 and 2018 is provided in the following table:

	Three months ended June 30,		%
	2019	2018	Change
Volume (000’s pounds):
High-Value	89,865	84,564	6%
Standard	92,850	105,006	(12)%
Total	182,715	189,570	(4)%
Average prices (per lb.):
High-Value	$3.30	$3.13	5%
Standard	$1.41	$1.42	(1)%
Combined Average	$2.34	$2.19	7%
For the first six months of 2019, sales increased 0.7% compared to the first six months of 2018, to $841.6 million. Sales for high-value products were 4% higher, compared to the first six months of 2018, due to project-based demand for products in the oil & gas market as well as marine scrubber products within the energy market. Sales to the oil & gas market decreased 15% as prior year results were based on higher levels of pipeline projects in the early months of 2018. Sales to the aerospace & defense markets increased over 50% versus the prior year-to-date period, supported by significantly higher production of titanium armor plate, additional titanium volumes for jet airframes, and increased nickel and cobalt bearing alloy sheet products for jet engines. Overall, increased sales of high-value products for the first six months of 2019 more than offset 10% lower sales of standard stainless products, compared to the first six months of 2018.

Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2019 and 2018 is as follows:

	Six months ended		Six months ended
Markets	June 30, 2019		June 30, 2018
Oil & Gas	$213.7	26%	$251.8	30%
Automotive	143.8	17%	154.1	18%
Aerospace & Defense	120.4	14%	79.2	9%
Food Equipment & Appliances	102.7	12%	122.4	15%
Construction/Mining	78.6	9%	74.9	9%
Energy	71.7	9%	49.4	6%
Electronics/Computers/Communication	69.9	8%	64.7	8%
Other	40.8	5%	39.4	5%
Total	$841.6	100%	$835.9	100%
International sales represented 33% of total segment sales for the first six months of 2019. Comparative information for the FRP segment’s major product categories, based on their percentages of revenue for the six months ended June 30, 2019 and 2018, are presented in the following table. Conversion services are excluded.

	Six months ended June 30,
	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	32%	29%
Precision and engineered strip	31%	32%
Titanium and titanium-based alloys	6%	5%
Total High-Value Products	69%	66%
Standard Products
Standard stainless products	31%	34%
Grand Total	100%	100%
The segment operating profit was $4.7 million, or 0.6% of sales, for the first six months of 2019, compared to $37.0 million, or 4.4% of sales, for the first six months of 2018. FRP segment results for the first six months of 2019 reflect higher retirement benefit expense of $12 million and a $7 million loss for ATI’s share of the A&T Stainless JV, primarily due to Section 232 tariffs, compared to a $1 million profit in the prior year. While project-based demand for nickel-based alloys in the U.S. business remained solid, weaker demand for commodity stainless products resulted in lower segment operating profit compared to the first six months of 2018.
Comparative shipment volume and average selling price information of the segment’s products for the six months ended June 30, 2019 and 2018 is provided in the following table:

	Six months ended June 30,		%
	2019	2018	Change
Volume (000’s pounds):
High-Value	172,043	168,607	2%
Standard	185,488	214,255	(13)%
Total	357,531	382,862	(7)%
Average prices (per lb.):
High-Value	$3.29	$3.21	2%
Standard	$1.39	$1.34	4%
Combined Average	$2.30	$2.17	6%

Corporate Items

There was no net effect on our results of operations for changes in last-in, first-out (LIFO) and net realizable value (NRV) inventory reserves for the second quarter of 2019 and the second quarter and six months of 2018. The net effect of changes in LIFO and NRV inventory reserves for the six months of 2019 was expense of $0.1 million. For the second quarter and six months of 2019, LIFO inventory valuation reserve charges of $4.0 million and $5.8 million, respectively, were offset by reductions of $4.0 million and $5.9 million, respectively, in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the second quarter and six months of 2018, LIFO inventory valuation reserve charges of $19.3 million and $27.5 million, respectively, were offset by reductions of the same magnitude in NRV inventory reserves.

Corporate expenses for the second quarter of 2019 were $18.0 million, compared to $12.9 million for the second quarter 2018. For the six months ended June 30, 2019, corporate expenses were $34.6 million, increasing from $26.1 million for the six months ended June 30, 2018. These increases were primarily due to higher expense for company-owned life insurance policies and costs related to non-core asset transactions.
Closed operations and other expenses for the second quarter 2019 were $7.9 million, compared to $5.1 million for the second quarter 2018, primarily due to foreign currency remeasurement losses in 2019 compared to gains in 2018 from the Company’s European Treasury Center. For the six months ended June 30, 2019, closed operations and other expenses decreased to $11.0 million, compared to $13.2 million for the comparable period, largely due to lower carrying costs and environmental costs for closed facilities in 2019.
During the second quarter of 2019, we completed the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY, that used primarily traditional forging methods to produce carbon steel forged products for use in the oil & gas, transportation and construction & mining industries. We recognized a $7.7 million pre-tax loss for the second quarter ended June 30, 2019 on the sale of this business, which was previously reported as part of the HPMC segment. Also during the second quarter of 2019, we recognized a $29.3 million cash gain on the sale of a portion of our oil and gas rights in Eddy County, NM. Second quarter 2019 results include $21.6 million in net pretax gains from these non-core asset sales which are reported in other income, net, on the consolidated statement of income for second quarter ended June 30, 2019 and excluded from segment operating results.
On March 1, 2018, we announced the formation of A&T Stainless, in which ATI has a 50% ownership interest. Our joint venture partner purchased its 50% joint venture interest during the first quarter of 2018, and as a result of this sale and the subsequent deconsolidation of the A&T Stainless entity, we recognized a $15.9 million gain in the first quarter of 2018. This gain is reported in other income, net, on the consolidated statement of income for the first six months of 2018 and is excluded from FRP segment results.
Interest expense, net of interest income, in the second quarter 2019 was $25.9 million, compared to net interest expense of $25.5 million for the second quarter 2018. On a year-to-date basis, net interest expense was $50.7 million for the first six months of 2019 compared to $51.0 million for the first six months of 2018, primarily reflecting lower borrowings in the current year under the Company’s Asset Based Lending Credit Facility and increased interest income. Capitalized interest reduced interest expense by $0.9 million in the second quarter 2019 and $1.2 million in the second quarter 2018. For the six months ended June 30, 2019 and 2018, capitalized interest was $1.7 million and $2.1 million, respectively.
Income Taxes
ATI maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets, and also maintains valuation allowances on deferred tax assets in certain foreign jurisdictions, based upon the examination of all positive and negative evidence as of the reporting date.  Results in both 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to these income tax valuation allowances. Second quarter 2019 and 2018 results include a provision for income taxes of $5.8 million, or 6.9% of income before taxes, and $4.9 million, or 6.1% of income before taxes, respectively. For the first six months of 2019 and 2018, results included a provision for income taxes of $6.6 million, or 6.5% of income before taxes, and $9.9 million, or 6.8% of income before income taxes, respectively, primarily related to the benefit from the valuation allowances mentioned above and income taxes on non-U.S. operations. We continue to analyze the impact of the Tax Cut and Jobs Act as additional guidance is finalized. At this time, we have not made any material adjustments to the previously presented amounts in the 2018 or 2017 financial statements.

Financial Condition and Liquidity
We have a $500 million Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The ABL facility, which matures in February 2022, includes a $400 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $100 million term loan (Term Loan). The Term Loan has an interest rate of 2.5% plus a LIBOR spread and can be prepaid in increments of $50 million if certain minimum liquidity conditions are satisfied. At June 30, 2019, we have a $50 million floating-for-fixed interest rate swap maturing in January 2021, which converts half of the Term Loan to a 5.44% fixed interest rate.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.75% and 2.25% for LIBOR-based borrowings and between 1.0% and 1.5% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $40.0 million. We were in compliance with the fixed charge coverage ratio covenant at June 30, 2019. Additionally, we must demonstrate liquidity, as calculated in accordance with the terms of the ABL facility, of at least $700 million on the date that is 91 days prior to January 15, 2021, the maturity date of the 5.95% Senior Notes due 2021, and that such liquidity is available at all times thereafter until the 5.95% Senior Notes due 2021 are paid in full or refinanced. As of June 30, 2019, there were no outstanding borrowings under the revolving portion of the ABL facility, and $35.3 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first six months of 2019, and for the first six months of 2018, average borrowings were $65 million bearing an average annual interest rate of 3.60%.
At June 30, 2019, we had $281 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $360 million. We do not expect to pay any significant U.S. federal or state income taxes in the next several years due to net operating loss carryforwards.
During the second quarter of 2019, we received $63 million of cash from non-core asset sales, net of closing adjustments and transaction costs, consisting of $34 million for the sale of two non-core forging facilities and $29 million for the sale of oil and gas rights in Eddy County, NM. During the third quarter 2019, we received approximately $185 million of cash for additional non-core asset sales, net of closing adjustments and transaction costs, comprised of $123 million for the sale of our Cast Products business and $62 million for the remaining portion of our oil and gas rights in New Mexico. In aggregate, these non-core asset sales provide approximately $250 million in cash that we intend to use for our strategic priorities, including funding of pension obligations and reducing overall debt levels.
Our fiscal year 2019 and 2020 funding requirements to the U.S. qualified defined benefit pension plans are approximately $145 million each year, of which $53 million was contributed in the first six months of 2019, and we currently expect to have average annual funding requirements of approximately $100 million to these pension plans for the next few fiscal years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
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
Cash Flow and Working Capital
For the six months ended June 30, 2019, cash used in operations was $104.4 million, largely due to $158.8 million use from higher managed working capital balances from increased business activity, $53.0 million in contributions to a U.S. defined benefit pension plan, and payment of 2018 annual incentive compensation. In addition, cash used in operations for both the first six months of 2019 and 2018 include $36 million and $17 million, respectively, in short-term working capital advances to the A&T Stainless joint venture.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities.

In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At June 30, 2019, managed working capital, which includes managed working capital balances held for sale for our Cast Products business, increased to 34.0% of annualized total ATI sales compared to 31.6% of annualized sales at December 31, 2018. The $158.8 million increase in managed working capital at June 30, 2019 from December 31, 2018 resulted from a $66.8 million increase in accounts receivable, a $20.2 million increase in inventory, a $72.7 million decrease in accounts payable, and a $2.1 million decrease in short-term contract liabilities, partially offset by a $3.0 million decrease in short-term contract assets. Days sales outstanding, which measures actual collection timing for accounts receivable, remained the same as of June 30, 2019 compared to year end 2018. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, also remained consistent at June 30, 2019 compared to year end 2018.
The components of managed working capital at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
(In millions)	2019	2018
Accounts receivable	$581.4	$527.8
Short-term contract assets	40.9	51.2
Inventory	1,217.5	1,211.1
Accounts payable	(420.6)	(498.8)
Short-term contract liabilities	(69.3)	(71.4)
Subtotal	1,349.9	1,219.9
Allowance for doubtful accounts	5.0	6.0
Adjustment from current cost to LIFO cost basis	(13.9)	(2.9)
Inventory valuation reserves	91.0	88.5
Net managed working capital held for sale	38.3	—
Managed working capital	$1,470.3	$1,311.5
Annualized prior 3 months sales	$4,321.9	$4,151.3
Managed working capital as a % of annualized sales	34.0%	31.6%
Change in managed working capital from December 31, 2018	$158.8
Cash provided by investing activities was $11.4 million in the first six months of 2019, reflecting $62.8 million in net proceeds from non-core asset sales consisting of $33.4 million for the sale of two non-core forging facilities and $29.4 million of proceeds from property, plant and equipment, largely due to the sale of a portion of ATI’s oil and gas rights in Eddy County, NM. Capital expenditures for the first six months of 2019 were $51.3 million primarily related to HMPC growth projects including the previously announced new iso-thermal press and heat-treating expansion in Cudahy, WI. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash used in financing activities was $7.8 million in the first quarter of 2019 and consisted primarily of income tax withholding on share-based compensation.
At June 30, 2019, cash and cash equivalents on hand totaled $281.2 million, a decrease of $100.8 million from year end 2018. Cash and cash equivalents held by our foreign subsidiaries was $91.6 million at June 30, 2019, of which $45.5 million was held by the STAL joint venture.
Debt
Total debt outstanding of $1,557.6 million at June 30, 2019 remained fairly consistent compared to December 31, 2018.
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
As of June 30, 2019, our debt to EBITDA ratio was 3.39, compared to 3.07 at December 31, 2018.

	June 30, 2019	December 31, 2018
Latest 12 months:
Income before income taxes	$203.1	$247.7
Interest expense	100.7	101.0
Depreciation and amortization	155.3	156.4
EBITDA	$459.1	$505.1
Total debt (a)	$1,557.6	$1,552.5
Debt to EBITDA	3.39	3.07
Net debt as a percentage of total capitalization was 38.6% at June 30, 2019, compared to 38.3% at December 31, 2018.

(In millions)	June 30, 2019	December 31, 2018
Total debt (a)	$1,557.6	$1,552.5
Less: Cash	(281.2)	(382.0)
Net debt	$1,276.4	$1,170.5
Total ATI stockholders’ equity	2,026.4	1,885.7
Net ATI total capital	$3,302.8	$3,056.2
Net debt to ATI total capital	38.6%	38.3%
Total debt to total capitalization of 43.5% at June 30, 2019 decreased from 45.2% at December 31, 2018.

(In millions)	June 30, 2019	December 31, 2018
Total debt (a)	$1,557.6	$1,552.5
Total ATI stockholders’ equity	2,026.4	1,885.7
Total ATI capital	$3,584.0	$3,438.2
Total debt to total ATI capital	43.5%	45.2%

(a)	Excludes debt issuance costs.
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

Critical Accounting Policies
Inventory
At June 30, 2019, we had net inventory of $1,217.5 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the six months ended June 30, 2019 and 2018, the LIFO inventory valuation method resulted in cost of sales that were $5.8 million lower and $27.5 million higher, respectively, than would have been recognized under the FIFO methodology to value our inventory.

Due primarily to persistent raw material deflation in prior years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting NRV inventory reserve, if any, is recognized in the period that the need for the reserve is identified. Our NRV reserves were $13.9 million at June 30, 2019 and $8.0 million at December 31, 2018.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Six months ended June 30,
	2019	2018
LIFO benefit (charge)	$5.8	$(27.5)
NRV benefit (charge)	(5.9)	27.5
Net cost of sales impact	$(0.1)	$—
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At June 30, 2019, we had $524.8 million of goodwill on our consolidated balance sheet, a decrease of $9.9 million from December 31, 2018 due to $10.4 million of goodwill allocated from ATI’s Forged Products reporting unit to the sale of a small non-core industrial forgings business, partially offset by foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. The sale of the industrial forgings business was not considered to be material for interim impairment testing of goodwill at the Forged Products reporting unit. All goodwill relates to reporting units in the HPMC segment.
As part of the divestiture of the titanium investment castings business, which was completed early in the third quarter 2019, ATI retained a small post-casting machining operation in Salem, OR. The long-lived assets of this operation, both property, plant and equipment and acquisition-related intangible assets totaling approximately $11 million, are currently undergoing an impairment analysis as a result of this transaction, and it is at least reasonably possible that an impairment charge may be recorded on these assets in the third quarter 2019. Such charge, if incurred, would be categorized as part of the net gain on the sale of the titanium investment castings business.

In late March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. On April 24, 2019, we learned that this exclusion request was denied by the U.S. Department of Commerce. Therefore, the joint venture will continue to be subject to the 25% tariff levied on its imports of semi-finished stainless slab products from Indonesia. Results of A&T Stainless have been and will continue to be negatively impacted by these tariffs on imported stainless slab products. As of June 30, 2019, working capital advances to A&T Stainless were $43.8 million and are reported in prepaid expenses and other current assets on the consolidated balance sheet. ATI’s equity method investment in A&T Stainless at June 30, 2019 was $3.7 million and is reported as part of other long-term assets on the consolidated balance sheet. These balances were evaluated for impairment, as the tariff exclusion denial represents a potential impairment indicator. No impairment exists at this time. The joint venture partners continue to evaluate longer-term solutions to return this strategic initiative to profitability.

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
Since 2015, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in 2015 and 2016 for certain U.S. Federal and state deferred tax assets. In 2017, 2018 and 2019, ATI continued to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. Valuation allowances are also maintained on net deferred tax assets in certain foreign jurisdictions. In addition, we have $38.0 million of valuation allowances on amounts recorded in other comprehensive loss as of June 30, 2019.

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
We continue to analyze the impact of the Tax Cut and Jobs Act as additional guidance is finalized. At this time, we have not made any material adjustments to the previously presented amounts in the 2018 or 2017 financial statements.

The Company continues to report a lower-than-normal effective tax rate in 2019 as we release deferred tax valuation allowances in conjunction with the current year operating results. Based on projected 2019 results, we expect to exit the three-year cumulative loss condition for U.S. Federal and state jurisdictions at year-end 2019. At that point, accounting guidance permits the use of projected financial results as a source of positive evidence to evaluate the future realizability of deferred tax assets. This event is likely to trigger the release of a portion of the deferred tax valuation allowances as a fourth quarter 2019 item, expected to be in the range of a $25 - $35 million income tax benefit. This benefit is not included within the 2019 effective tax rate and is subject to ongoing additional analysis including the amount of deferred tax assets utilized in the current year related to final operating results.
Retirement Benefits

In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. Based on current market conditions, discount rates are below the rates in effect at the year-end 2018 remeasurement date, when a 4.40% discount rate was used for valuing pension liabilities. The estimated effect at the year-end 2018 valuation date of a decrease in the discount rate by 0.50% would increase pension liabilities by approximately $135 million. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are deferred and amortized over future periods in accordance with accounting standards.

For ERISA (Employee Retirement Income Security Act of 1974, as amended) funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using an IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Our fiscal year 2019 and 2020 funding requirements to the U.S. qualified defined benefit pension plans are approximately $145 million each year, of which $53 million was contributed in the first six months of 2019, and we currently expect to have average annual funding requirements of approximately $100 million to these pension plans for the next few fiscal years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. We have a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 5.44% fixed interest rate.  The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The swap matures in January 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At June 30, 2019, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $1.0 million, comprised of $0.6 million in other current liabilities and $0.4 million in other long-term liabilities on the balance sheet.
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
At June 30, 2019, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 70% of our forecasted domestic requirements for natural gas for the remainder of 2019, approximately 60% for 2020, and approximately 30% for 2021 are hedged. At June 30, 2019, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $2.3 million, comprised of $0.1 million in other long-term assets, $1.7 million in other current liabilities and $0.7 million in other long-term liabilities on the balance sheet. For the three months ended June 30, 2019, natural gas hedging activity increased cost of sales by $0.1 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2019, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 10 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 10% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2019, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $2.5 million, comprised of $3.4 million in prepaid expense and other current assets, $1.4 million in other long-term assets, $2.0 million in other current liabilities and $0.3 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2019, we held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 24 million euro with maturity dates through December 2019.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have no euro notional value outstanding as of June 30, 2019 of foreign currency forward contracts not designated as hedges.
The net mark-to-market valuation of the outstanding foreign currency forward contracts at June 30, 2019 was not material.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Allegheny Technologies Incorporated and its subsidiary, ATI Titanium LLC (“ATI Titanium”), are parties to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (“USM”) and ATI Titanium entered into in 2006 (the “Supply Agreement”). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. The case is in the early stages of discovery, and while ATI intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

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
Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business. For example, in March 2018, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products, including stainless steel, imported into the U.S. Currently, the semi-finished stainless steel slabs that our A&T Stainless joint venture imports from Indonesia are subject to the additional tariff. The A&T Stainless joint venture filed for exclusions from the 232 tariff based on the nature of the imported product, its country of origin, and its lack of availability in the U.S. However, in April 2019, the U.S. Commerce Department denied the joint venture’s exclusion request and, as a result, the joint venture continues to be subject to the 25% tariff levied on its imports of semi-finished stainless steel slab products from Indonesia, which are continuing to negatively impact the joint venture’s results. There can be no assurance that the joint venture will be successful in any further efforts to obtain an exclusion for the products that it intends to import, or that its operations and results will not continue to be impacted by the imposition of these tariffs.

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

Item 6.	Exhibits
(a) Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	August 6, 2019	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2019	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)