Form 10-Q
period 2019-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2019-11-01
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 18, 2019, the registrant had outstanding 126,085,348 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$511.3	$382.0
Accounts receivable, net	596.7	527.8
Short-term contract assets	37.8	51.2
Inventories, net	1,168.5	1,211.1
Prepaid expenses and other current assets	108.1	74.6
Total Current Assets	2,422.4	2,246.7
Property, plant and equipment, net	2,407.5	2,475.0
Goodwill	523.8	534.7
Other assets	275.2	245.4
Total Assets	$5,628.9	$5,501.8
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$415.8	$498.8
Short-term contract liabilities	97.1	71.4
Short-term debt and current portion of long-term debt	12.1	6.6
Other current liabilities	238.3	260.1
Total Current Liabilities	763.3	836.9
Long-term debt	1,541.7	1,535.5
Accrued postretirement benefits	301.4	318.4
Pension liabilities	601.9	730.0
Deferred income taxes	15.8	12.9
Other long-term liabilities	124.9	76.5
Total Liabilities	3,349.0	3,510.2
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-126,695,171 shares at September 30, 2019 and December 31, 2018; outstanding-126,085,348 shares at September 30, 2019 and 125,684,396 shares at December 31, 2018	12.7	12.7
Additional paid-in capital	1,612.1	1,615.4
Retained earnings	1,622.8	1,422.0
Treasury stock: 609,823 shares at September 30, 2019 and 1,010,775 shares at December 31, 2018	(18.2)	(30.6)
Accumulated other comprehensive loss, net of tax	(1,061.4)	(1,133.8)
Total ATI stockholders’ equity	2,168.0	1,885.7
Noncontrolling interests	111.9	105.9
Total Equity	2,279.9	1,991.6
Total Liabilities and Equity	$5,628.9	$5,501.8

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales	$1,018.7	$1,020.2	$3,103.9	$3,008.7

Cost of sales	859.0	859.8	2,635.4	2,526.0
Gross profit	159.7	160.4	468.5	482.7
Selling and administrative expenses	65.2	65.5	200.9	195.3
Operating income	94.5	94.9	267.6	287.4
Nonoperating retirement benefit expense	(18.5)	(8.4)	(55.2)	(25.5)
Interest expense, net	(24.2)	(24.8)	(74.9)	(75.8)
Other income, net	67.2	0.8	82.9	22.4
Income before income taxes	119.0	62.5	220.4	208.5
Income tax provision	3.7	6.9	10.3	16.8
Net income	115.3	55.6	210.1	191.7
Less: Net income attributable to noncontrolling interests	4.3	5.1	9.0	10.4
Net income attributable to ATI	$111.0	$50.5	$201.1	$181.3

Basic net income attributable to ATI per common share	$0.88	$0.40	$1.60	$1.45

Diluted net income attributable to ATI per common share	$0.78	$0.37	$1.44	$1.31
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$115.3	$55.6	$210.1	$191.7
Currency translation adjustment
Unrealized net change arising during the period	(16.3)	(13.8)	(13.8)	(16.4)
Derivatives
Net derivatives gain (loss) on hedge transactions	14.3	(10.8)	19.1	2.4
Reclassification to net income of net realized (gain) loss	(0.8)	(2.6)	0.6	(10.3)
Income taxes on derivative transactions	—	—	—	—
Total	13.5	(13.4)	19.7	(7.9)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	21.9	19.2	65.4	57.5
Prior service cost
Amortization to net income of net prior service credits	(0.7)	(0.7)	(1.9)	(1.9)
Income taxes on postretirement benefit plans	—	—	—	—
Total	21.2	18.5	63.5	55.6
Other comprehensive income (loss), net of tax	18.4	(8.7)	69.4	31.3
Comprehensive income	133.7	46.9	279.5	223.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.3)	(3.9)	6.0	5.2
Comprehensive income attributable to ATI	$134.0	$50.8	$273.5	$217.8
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating Activities:
Net income	$210.1	$191.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	114.6	117.1
Deferred taxes	4.1	2.8
Gain on joint venture deconsolidation	—	(15.9)
Gains from disposal of property, plant and equipment, net	(90.6)	(0.5)
Net loss from sales of businesses	1.8	—
Changes in operating assets and liabilities:
Inventories	12.2	(137.2)
Accounts receivable	(92.5)	(43.0)
Accounts payable	(75.2)	71.0
Retirement benefits	(86.0)	(10.1)
Accrued income taxes	4.2	4.7
Accrued liabilities and other	(12.7)	(64.0)
Cash (used in) provided by operating activities	(10.0)	116.6
Investing Activities:
Purchases of property, plant and equipment	(98.1)	(101.3)
Purchase of businesses	—	(10.0)
Proceeds from sales of businesses, net of transaction costs	155.9	—
Proceeds from disposal of property, plant and equipment	91.8	1.4
Other	(0.2)	0.8
Cash provided by (used in) investing activities	149.4	(109.1)
Financing Activities:
Borrowings on long-term debt	—	7.1
Payments on long-term debt and finance leases	(5.3)	(4.6)
Net borrowings under credit facilities	5.1	4.0
Dividends to noncontrolling interests	—	(10.0)
Sales to noncontrolling interests	—	14.4
Shares repurchased for income tax withholding on share-based compensation and other	(9.9)	(6.5)
Cash (used in) provided by financing activities	(10.1)	4.4
Increase in cash and cash equivalents	129.3	11.9
Cash and cash equivalents at beginning of period	382.0	141.6
Cash and cash equivalents at end of period	$511.3	$153.5

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, June 30, 2018	$12.7	$1,604.1	$1,330.4	$(30.6)	$(991.6)	$116.9	$2,041.9
Net income	—	—	50.5	—	—	5.1	55.6
Other comprehensive income (loss)	—	—	—	—	0.3	(9.0)	(8.7)
Dividends to noncontrolling interests	—	—	—	—	—	(10.0)	(10.0)
Employee stock plans	—	4.4	—	—	—	—	4.4
Balance, September 30, 2018	$12.7	$1,608.5	$1,380.9	$(30.6)	$(991.3)	$103.0	$2,083.2
Balance, June 30, 2019	$12.7	$1,604.6	$1,511.8	$(18.3)	$(1,084.4)	$112.2	$2,138.6
Net income	—	—	111.0	—	—	4.3	115.3
Other comprehensive income (loss)	—	—	—	—	23.0	(4.6)	18.4
Employee stock plans	—	7.5	—	0.1	—	—	7.6
Balance, September 30, 2019	$12.7	$1,612.1	$1,622.8	$(18.2)	$(1,061.4)	$111.9	$2,279.9

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2017	$12.7	$1,596.3	$1,184.3	$(26.1)	$(1,027.8)	$105.1	$1,844.5
Net income	—	—	181.3	—	—	10.4	191.7
Other comprehensive income (loss)	—	—	—	—	36.5	(5.2)	31.3
Cumulative effect of adoption of new accounting standard	—	—	15.5	—	—	—	15.5
Dividends to noncontrolling interests	—	—	—	—	—	(10.0)	(10.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	2.7	2.7
Employee stock plans	—	12.2	(0.2)	(4.5)	—	—	7.5
Balance, September 30, 2018	$12.7	$1,608.5	$1,380.9	$(30.6)	$(991.3)	$103.0	$2,083.2
Balance, December 31, 2018	$12.7	$1,615.4	$1,422.0	$(30.6)	$(1,133.8)	$105.9	$1,991.6
Net income	—	—	201.1	—	—	9.0	210.1
Other comprehensive income (loss)	—	—	—	—	72.4	(3.0)	69.4
Employee stock plans	—	(3.3)	(0.3)	12.4	—	—	8.8
Balance, September 30, 2019	$12.7	$1,612.1	$1,622.8	$(18.2)	$(1,061.4)	$111.9	$2,279.9
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

Pending Accounting Pronouncements

In August 2018, the FASB issued new disclosure guidance on fair value measurement. This new guidance modifies the disclosure requirements on fair value measurements, including removal and modifications of various current disclosures as well as some additional disclosure requirements for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others must be applied retrospectively. This guidance is required to be adopted by the Company beginning in fiscal year 2020 with early adoption permitted. The Company does not plan to early adopt this guidance. The adoption of these changes is not expected to have an impact on the Company’s consolidated financial statements other than disclosures.

In June 2016, the FASB added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to trade receivables, other receivables, and most debt instruments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss. This guidance is required to be adopted by the Company beginning in fiscal year 2020. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements and does not expect these changes to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Flat Rolled Products (FRP). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the third quarters and nine months ended September 30, 2019 and 2018 were as follows:

(in millions)	Third quarter ended
	September 30, 2019			September 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Global Markets:
Aerospace & Defense	$437.9	$65.6	$503.5	$446.5	$52.7	$499.2
Oil & Gas	13.9	133.4	147.3	17.9	110.3	128.2
Automotive	2.3	71.3	73.6	2.0	83.0	85.0
Energy	36.5	33.4	69.9	30.9	29.0	59.9
Food Equipment & Appliances	0.2	53.4	53.6	0.2	58.6	58.8
Electronics/Computers/Communications	1.7	42.8	44.5	1.0	40.3	41.3
Construction/Mining	5.4	38.3	43.7	18.5	39.9	58.4
Medical	37.7	3.3	41.0	44.3	3.6	47.9
Other	16.1	25.5	41.6	24.2	17.3	41.5
Total	$551.7	$467.0	$1,018.7	$585.5	$434.7	$1,020.2

(in millions)	Nine months ended
	September 30, 2019			September 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Global Markets:
Aerospace & Defense	$1,415.3	$186.0	$1,601.3	$1,311.7	$131.9	$1,443.6
Oil & Gas	49.0	347.1	396.1	51.4	362.1	413.5
Automotive	9.0	215.1	224.1	7.4	237.1	244.5
Energy	97.9	105.1	203.0	101.9	78.4	180.3
Food Equipment & Appliances	0.3	156.1	156.4	0.3	181.0	181.3
Construction/Mining	37.3	116.9	154.2	55.1	114.8	169.9
Medical	119.0	10.5	129.5	131.5	11.3	142.8
Electronics/Computers/Communications	4.0	112.7	116.7	4.7	105.0	109.7
Other	63.5	59.1	122.6	74.1	49.0	123.1
Total	$1,795.3	$1,308.6	$3,103.9	$1,738.1	$1,270.6	$3,008.7

(in millions)	Third quarter ended
	September 30, 2019			September 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Primary Geographical Market:
United States	$312.0	$293.4	$605.4	$316.7	$290.9	$607.6
Europe	150.3	36.0	186.3	173.2	40.5	213.7
Asia	48.4	116.1	164.5	60.9	84.0	144.9
Canada	21.2	4.4	25.6	16.3	7.5	23.8
South America, Middle East and other	19.8	17.1	36.9	18.4	11.8	30.2
Total	$551.7	$467.0	$1,018.7	$585.5	$434.7	$1,020.2

(in millions)	Nine months ended
	September 30, 2019			September 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Primary Geographical Market:
United States	$1,005.6	$861.4	$1,867.0	$898.6	$839.1	$1,737.7
Europe	509.7	94.8	604.5	565.4	104.3	669.7
Asia	161.7	297.9	459.6	180.7	258.7	439.4
Canada	64.8	16.6	81.4	51.3	29.0	80.3
South America, Middle East and other	53.5	37.9	91.4	42.1	39.5	81.6
Total	$1,795.3	$1,308.6	$3,103.9	$1,738.1	$1,270.6	$3,008.7
Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. FRP conversion services are excluded from this presentation.

	Third quarter ended
	September 30, 2019			September 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	33%	34%	33%	32%	29%	30%
Titanium and titanium-based alloys	29%	7%	19%	25%	3%	16%
Precision forgings, castings and components	29%	—%	16%	33%	—%	18%
Precision and engineered strip	—%	30%	14%	—%	34%	15%
Zirconium and related alloys	9%	—%	5%	10%	—%	6%
Total High-Value Products	100%	71%	87%	100%	66%	85%
Standard Products
Standard stainless products	—%	29%	13%	—%	34%	15%
Total	100%	100%	100%	100%	100%	100%

	Nine months ended
	September 30, 2019			September 30, 2018
	HPMC	FRP	Total	HPMC	FRP	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	31%	33%	32%	31%	29%	30%
Titanium and titanium-based alloys	28%	6%	18%	24%	5%	16%
Precision forgings, castings and components	31%	—%	18%	35%	—%	20%
Precision and engineered strip	—%	31%	13%	—%	32%	14%
Zirconium and related alloys	10%	—%	6%	10%	—%	5%
Total High-Value Products	100%	70%	87%	100%	66%	85%
Standard Products
Standard stainless products	—%	30%	13%	—%	34%	15%
Total	100%	100%	100%	100%	100%	100%

The Company maintains a backlog of confirmed orders totaling $2.34 billion and $2.17 billion at September 30, 2019 and 2018, respectively. Due to the structure of the Company’s long-term agreements, approximately 75% of this backlog at September 30, 2019 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.

Contract balances
As of September 30, 2019 and December 31, 2018, accounts receivable with customers were $601.7 million and $533.8 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the nine months ended September 30, 2019 and 2018:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	September 30, 2019	September 30, 2018
Balance as of beginning of fiscal year	$6.0	$5.9
Expense to increase the reserve	0.3	0.7
Write-off of uncollectible accounts	(1.3)	(0.4)
Balance as of period end	$5.0	$6.2

(in millions)
Contract Assets
Short-term	September 30, 2019	September 30, 2018
Balance as of beginning of fiscal year	$51.2	$36.5
Recognized in current year	57.0	66.2
Reclassified to accounts receivable	(63.1)	(67.9)
Impairment	—	—
Reclassification to/from long-term	—	16.8
Divestiture	(7.3)	—
Balance as of period end	$37.8	$51.6

Long-term	September 30, 2019	September 30, 2018
Balance as of beginning of fiscal year	$0.1	$16.9
Recognized in current year	—	—
Reclassified to accounts receivable	—	—
Impairment	—	—
Reclassification to/from short-term	—	(16.8)
Balance as of period end	$0.1	$0.1

(in millions)
Contract Liabilities
Short-term	September 30, 2019	September 30, 2018
Balance as of beginning of fiscal year	$71.4	$69.7
Recognized in current year	104.2	46.9
Amounts in beginning balance reclassified to revenue	(43.9)	(40.1)
Current year amounts reclassified to revenue	(34.8)	(23.6)
Other	0.2	1.7
Reclassification to/from long-term	—	14.6
Balance as of period end	$97.1	$69.2

Long-term	September 30, 2019	September 30, 2018
Balance as of beginning of fiscal year	$7.3	$22.2
Recognized in current year	0.8	0.5
Amounts in beginning balance reclassified to revenue	(0.8)	(0.8)
Current year amounts reclassified to revenue	—	—
Other	—	—
Reclassification to/from short-term	—	(14.6)
Balance as of period end	$7.3	$7.3

Contract costs for obtaining and fulfilling a contract were $5.1 million and $5.2 million as of September 30, 2019 and December 31, 2018, respectively, and are reported in other long-term assets on the consolidated balance sheet. Amortization expense for the the three and nine months ended September 30, 2019 of these contract costs was $0.4 million and $1.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2018 of these contract costs was $0.3 million and $0.9 million, respectively.
Note 3. Inventories
Inventories at September 30, 2019 and December 31, 2018 were as follows (in millions):

	September 30, 2019	December 31, 2018
Raw materials and supplies	$199.6	$191.5
Work-in-process	863.5	914.1
Finished goods	180.9	191.1
Total inventories at current cost	1,244.0	1,296.7
Adjustment from current cost to LIFO cost basis	6.7	2.9
Inventory valuation reserves	(82.2)	(88.5)
Total inventories, net	$1,168.5	$1,211.1

Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains NRV inventory valuation reserves to adjust carrying value of LIFO inventory to current replacement cost. These NRV reserves were $6.7 million at September 30, 2019 and $8.0 million at December 31, 2018. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2019	2018
LIFO benefit (charge)	$(1.4)	$(29.5)
NRV benefit (charge)	1.3	29.5
Net cost of sales impact	$(0.1)	$—

ATI’s overall LIFO inventory valuation reserves also increased above replacement cost by $5.2 million at September 30, 2019 compared to December 31, 2018 due to the second quarter 2019 sale of the industrial forgings business, which used the LIFO costing methodology and maintained a LIFO valuation below current replacement cost.
Note 4. Property, Plant and Equipment
Property, plant and equipment at September 30, 2019 and December 31, 2018 was as follows (in millions):

	September 30, 2019	December 31, 2018
Land	$34.4	$31.5
Buildings	821.3	851.7
Equipment and leasehold improvements	3,612.1	3,622.7
	4,467.8	4,505.9
Accumulated depreciation and amortization	(2,060.3)	(2,030.9)
Total property, plant and equipment, net	$2,407.5	$2,475.0

The construction in progress portion of property, plant and equipment at September 30, 2019 was $123.9 million.

Note 5. Divestitures
On June 3, 2019, the Company completed the sale of two non-core forging facilities for $37 million. Located in Portland, IN and Lebanon, KY, these operations primarily use traditional forging methods to produce carbon steel forged products for use in the oil & gas, transportation and construction & mining industries. The Company received cash proceeds, net of transaction costs and net working capital adjustments, of $33.0 million on the sale of this business during the nine months ended September 30, 2019, which is reported as an investing activity on the consolidated statement of cash flows. With $10.4 million of goodwill allocated to these operations from ATI’s Forged Products reporting unit, the Company recognized an $8.1 million pre-tax loss in the nine months ended September 30, 2019, $7.7 million in the second quarter of 2019 and an additional $0.4 million in the third quarter of 2019 for the final working capital adjustment, which is recorded in other income, net, on the consolidated statement of income and is excluded from HPMC segment results. This business is reported as part of the HPMC segment through the date of sale. Sales from these two forging facilities in the 2018 fiscal year were $86 million in the aggregate.
On July 22, 2019, the Company completed the sale of its Cast Products business, which produces titanium investment castings that are primarily used by aerospace & defense OEMs in the production of commercial jet airframes and engines. As part of the $127 million transaction, ATI retained a small post-casting machining facility in Salem, OR and continues to provide these services to the buyer and others. The Company received cash proceeds, net of transaction costs and net working capital adjustments, of $122.9 million on the sale of this business during the nine months ended September 30, 2019, which is reported as an investing activity on the consolidated statement of cash flows. The Company recognized a $6.2 million gain in the third quarter ended September 30, 2019, which included a $10.2 million impairment charge on the carrying value of long-lived assets of the retained Salem operation ($4.5 million for property, plant and equipment, $1.4 million for operating lease right of use assets, $1.0 million for finance lease right of use assets, and $3.3 million of finite-lived intangible assets). This long-lived asset impairment charge was based on an analysis of the estimated fair values, including asset appraisals using market approaches, which represent Level 3 unobservable information in the fair value hierarchy. This gain on the sale of the Cast Products business is recorded in other income, net, on the consolidated statement of income and is excluded from HPMC segment results. This business is reported as part of the HPMC segment through the date of sale. Cast Products’ sales were $105 million in fiscal year 2018.
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

Majority-Owned Joint Ventures

The Company has a 60% interest in the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (STAL). The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s FRP segment, and manufactures Precision Rolled Strip stainless products mainly for the electronics, communication equipment, computer and automotive markets located in Asia. Cash and cash equivalents held by STAL as of September 30, 2019 were $47.4 million.

The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of September 30, 2019 were $6.1 million. During the first quarter 2018, the Company received $2.7 million for the sale of noncontrolling interest related to Next Gen Alloys LLC, which is reported as a financing activity on the consolidated statements of cash flows.

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

ATI’s share of A&T Stainless results were losses of $2.6 million and $9.9 million for the three and nine months ended September 30, 2019, respectively, and income/(loss) of $(0.3) million and $0.2 million for the three and nine months ended September 30, 2018, respectively, which is included in the FRP segment’s operating results, and within other income, net, on the consolidated statements of income. In late March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. The A&T Stainless JV filed a new request for exclusion in October 2019, but will continue to be subject to the 25% tariff levied on its imports of semi-finished stainless slab products from Indonesia pending the outcome of this new request. Results of A&T Stainless have been and will continue to be negatively impacted by these tariffs on imported stainless slab products.

As of September 30, 2019, working capital advances to A&T Stainless were $36.7 million and are reported in prepaid expenses and other current assets on the consolidated balance sheet. ATI’s equity method investment in A&T Stainless at September 30, 2019 was $1.2 million and is reported as part of other long-term assets on the consolidated balance sheet. These balances were evaluated for impairment, as the tariff exclusion denial represents a potential impairment indicator. No impairment exists at this time. The joint venture partners continue to evaluate longer-term solutions to return this strategic initiative to profitability.

ATI has a 50% interest in the industrial titanium joint venture known as Uniti LLC (Uniti), with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.2 million and $1.2 million for the three and nine months ended September 30, 2019, respectively, and $0.5 million and $2.3 million for the three and nine months ended September 30. 2018, respectively, which is included in the FRP segment’s operating results, and within other income, net on the consolidated statements of income.
Note 7. Supplemental Financial Statement Information
Other income, net for the three and nine months ended September 30, 2019 and 2018 was as follows:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Rent and royalty income	$1.4	$0.6	$2.8	$2.3
Gains from disposal of property, plant and equipment, net	62.3	0.1	90.6	0.5
Net equity (loss) gain on joint ventures (See Note 6)	(2.4)	0.2	(8.7)	2.5
Net gain (loss) from sales of businesses (See Note 5)	5.8	—	(1.9)	—
Gain on joint venture deconsolidation (See Note 6)	—	—	—	15.9
Other	0.1	(0.1)	0.1	1.2
Total other income, net	$67.2	$0.8	$82.9	$22.4

Gains from disposal of property, plant and equipment, net for the three and nine months ended September 30, 2019 include a $62.4 million and $91.7 million gain on the sale of certain oil and gas rights in Eddy County, NM, respectively. This cash gain is reported as an investing activity on the consolidated statement of cash flows for the nine months ended September 30, 2019 and is excluded from segment operating results. These oil and gas rights were initially acquired by the Company in 1972 along with land purchased by Teledyne, Inc., which later became part of ATI. The land was subsequently sold, with the Company retaining its underlying oil and gas rights.

Note 8. Debt
Debt at September 30, 2019 and December 31, 2018 was as follows (in millions):

	September 30, 2019	December 31, 2018
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	287.5
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Term Loan due 2024	100.0	100.0
U.S. revolving credit facility	—	—
Foreign credit facilities	5.1	—
Other	19.5	15.0
Debt issuance costs	(8.3)	(10.4)
Total debt	1,553.8	1,542.1
Short-term debt and current portion of long-term debt	12.1	6.6
Total long-term debt	$1,541.7	$1,535.5

(a) Bearing interest at 7.875% effective February 15, 2016.
Revolving Credit Facility

On September 30, 2019, the Company amended and restated its Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s domestic operations. This amendment and restatement extends the ABL facility through September 30, 2024 and includes an increase of $100 million in the revolving credit facility to $500 million, a letter of credit sub-facility of up to $200 million, and a $100 million term loan (Term Loan). Additionally, the amendment and restatement gives the Company the ability, through June 30, 2020 and as long as no default or event of default has occurred and is continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw Term Loan). The Company also has the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Term Loan has an amended interest rate of 2.0% plus a LIBOR spread and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In July 2019, the Company amended its $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a fixed rate (now 4.21% following the September 30, 2019 ABL amendment and restatement) with a June 2024 maturity.
As amended and restated, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $62.5 million. The Company was in compliance with the fixed charge coverage ratio covenant at September 30, 2019. Additionally, the Company must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90 day period immediately preceding the stated maturity date of each of the 5.95% Senior Notes due 2021, 4.75% Convertible Notes due 2022 and 5.875% Notes due 2023.
As of September 30, 2019, there were no outstanding borrowings under the revolving portion of the ABL facility, and $35.3 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first nine months of 2019, and for the first nine months of 2018, average borrowings were $56 million bearing an average annual interest rate of 3.651%.

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

The Company has entered into finance lease contracts with lenders for progress payments on machinery and equipment that is being constructed at the request and specification of the Company. As of September 30, 2019, the lenders had made $1.7 million of progress payments on behalf of the Company, and $9.5 million of progress payments are scheduled to be paid. Upon payment of the final progress payments by the lenders, finance leases will commence, and $11.2 million, discounted using the applicable discount rates at lease inceptions, of ROU assets and lease liabilities will be recognized by the Company.

The following represents the components of lease cost and other information for both operating and financing leases for the three and nine months ending September 30, 2019:

($ in millions)	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Lease Cost
Finance Lease Cost:
Amortization of right of use asset	$0.5	$1.0
Interest on lease liabilities	0.1	0.3
Operating lease cost	5.0	15.4
Short-term lease cost	0.7	2.4
Variable lease cost	0.2	0.6
Sublease income	—	—
Total lease cost	$6.5	$19.7

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.1	$0.3
Operating cash flows from operating leases	$5.0	$15.4
Financing cash flows from finance leases	$0.7	$1.5
Right of use assets obtained in exchange for new finance lease liabilities	$6.7	$12.6
Right of use assets obtained in exchange for new operating lease liabilities	$2.8	$20.3
Weighted average remaining lease term - finance leases		4 years
Weighted average remaining lease term - operating leases		5 years
Weighted average discount rate - finance leases		5.3%
Weighted average discount rate - operating leases		7.1%

The following table reconciles future minimum undiscounted rental commitments for operating leases to the operating lease liabilities recorded on the consolidated balance sheet as of September 30, 2019 (in millions):

September 30, 2019
Remainder of 2019	$5.1
2020	18.5
2021	16.9
2022	13.2
2023	9.0
2024 and thereafter	18.9
Total undiscounted lease payments	$81.6
Present value adjustment	(15.3)
Operating lease liabilities	$66.3

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the consolidated balance sheet as of September 30, 2019 (in millions):

September 30, 2019
Remainder of 2019	$1.0
2020	4.1
2021	3.9
2022	3.5
2023	2.4
2024 and thereafter	0.5
Total undiscounted lease payments	$15.4
Present value adjustment	(1.6)
Finance lease liabilities	$13.8

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2019, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 9 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 9% of a single year’s estimated nickel raw material purchase requirements.
At September 30, 2019, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At September 30, 2019, the Company hedged approximately 70% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2019, approximately 70% for 2020, and approximately 50% for 2021.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2019, the Company held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 12 million euro with maturity dates through December 2019.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. In July 2019, the Company amended its $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a fixed rate (now 4.21% following the September 30, 2019 ABL amendment and restatement), with a June 2024 maturity.  The Company redesignated the existing interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to amendment, will be amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021.
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

(In millions) Asset derivatives	Balance sheet location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.7	$—
Natural gas contacts	Prepaid expenses and other current assets	—	0.8
Nickel and other raw material contracts	Prepaid expenses and other current assets	13.1	1.2
Natural gas contracts	Other assets	0.1	0.2
Nickel and other raw material contracts	Other assets	3.6	0.8
Total derivatives designated as hedging instruments		17.5	3.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.4
Total derivatives not designated as hedging instruments		—	0.4
Total asset derivatives		$17.5	$3.4
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$0.3	$0.2
Foreign exchange contracts	Other current liabilities	—	0.6
Natural gas contracts	Other current liabilities	1.7	0.1
Nickel and other raw material contracts	Other current liabilities	0.3	6.8
Interest rate swap	Other long-term liabilities	1.7	0.3
Natural gas contracts	Other long-term liabilities	1.1	0.3
Nickel and other raw material contracts	Other long-term liabilities	—	2.1
Total derivatives designated as hedging instruments		5.1	10.4
Total liability derivatives		$5.1	$10.4

For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of September 30, 2019. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances effecting results of operations or other comprehensive income, when applicable (see Note 17 for further explanation).
Assuming market prices remain constant with those at September 30, 2019, a pre-tax gain of $11.5 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2019 and 2018 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended September 30,		Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Nickel and other raw material contracts	$11.8	$(8.0)	$1.1	$1.7
Natural gas contracts	(0.9)	(0.1)	(0.6)	—
Foreign exchange contracts	0.9	0.2	0.3	0.4
Interest rate swap	(1.2)	(0.2)	(0.1)	(0.1)
Total	$10.6	$(8.1)	$0.7	$2.0

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Nickel and other raw material contracts	$18.2	$1.3	$0.5	$7.9
Natural gas contracts	(3.2)	0.1	(0.6)	(0.4)
Foreign exchange contracts	1.0	0.7	—	0.4
Interest rate swap	(1.7)	(0.2)	(0.3)	(0.1)
Total	$14.3	$1.9	$(0.4)	$7.8

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
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. The Company has no outstanding foreign currency forward contracts not designated as hedges as of September 30, 2019.

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended September 30,		Nine months ended September 30,
Derivatives Not Designated as Hedging Instruments	2019	2018	2019	2018
Foreign exchange contracts	$—	$—	$0.1	$0.1

Note 11. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2019 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$511.3	$511.3	$511.3	$—
Derivative financial instruments:
Assets	17.5	17.5	—	17.5
Liabilities	5.1	5.1	—	5.1
Debt (a)	1,562.1	1,794.8	1,670.2	124.6
The estimated fair value of financial instruments at December 31, 2018 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$382.0	$382.0	$382.0	$—
Derivative financial instruments:
Assets	3.4	3.4	—	3.4
Liabilities	10.4	10.4	—	10.4
Debt (a)	1,552.5	1,739.4	1,624.4	115.0

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
For the three month periods ended September 30, 2019 and 2018, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Service cost - benefits earned during the year	$3.2	$4.1	$0.5	$0.6
Interest cost on benefits earned in prior years	26.4	26.2	3.7	3.2
Expected return on plan assets	(32.8)	(39.5)	—	—
Amortization of prior service cost (credit)	—	0.1	(0.7)	(0.8)
Amortization of net actuarial loss	18.5	16.5	3.4	2.7
Total retirement benefit expense	$15.3	$7.4	$6.9	$5.7

For the nine month periods ended September 30, 2019 and 2018, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost - benefits earned during the year	$9.5	$12.4	$1.4	$1.8
Interest cost on benefits earned in prior years	79.1	78.5	11.1	9.5
Expected return on plan assets	(98.5)	(118.5)	—	—
Amortization of prior service cost (credit)	0.2	0.3	(2.1)	(2.2)
Amortization of net actuarial loss	55.3	49.5	10.1	8.0
Curtailment loss	—	0.4	—	—
Total retirement benefit expense	$45.6	$22.6	$20.5	$17.1

Note 13. Income Taxes

The Company maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets, and also maintains valuation allowances on deferred tax assets in certain foreign jurisdictions, based upon the examination of all positive and negative evidence as of the reporting date. Results in both 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to these income tax valuation allowances. Third quarter 2019 and 2018 results include a provision for income taxes of $3.7 million, or 3.1% of income before taxes, and $6.9 million, or 11.0% of income before taxes, respectively. For the nine months ended September 30, 2019 and 2018, results included a provision for income taxes of $10.3 million, or 4.7% of income before taxes, and $16.8 million, or 8.1% of income before income taxes, respectively, primarily related to the benefit from the valuation allowances mentioned above and income taxes on non-U.S. operations.  The Company continues to analyze the impact of the Tax Cut and Jobs Act as additional guidance is finalized. At this time, the Company has not made any material adjustments to the previously presented amounts in the 2018 or 2017 financial statements.
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total sales:
High Performance Materials & Components	$577.3	$615.2	$1,875.0	$1,806.3
Flat Rolled Products	492.1	452.5	1,381.1	1,330.9
	1,069.4	1,067.7	3,256.1	3,137.2
Intersegment sales:
High Performance Materials & Components	25.6	29.7	79.7	68.2
Flat Rolled Products	25.1	17.8	72.5	60.3
	50.7	47.5	152.2	128.5
Sales to external customers:
High Performance Materials & Components	551.7	585.5	1,795.3	1,738.1
Flat Rolled Products	467.0	434.7	1,308.6	1,270.6
	$1,018.7	$1,020.2	$3,103.9	$3,008.7

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating profit:
High Performance Materials & Components	$78.8	$76.0	$250.3	$259.4
Flat Rolled Products	20.4	29.5	25.1	66.5
Total operating profit	99.2	105.5	275.4	325.9
LIFO and net realizable value reserves	—	—	(0.1)	—
Corporate expenses	(16.0)	(14.8)	(50.6)	(40.9)
Closed operations and other expenses	(8.2)	(3.4)	(19.2)	(16.6)
Gain on joint venture deconsolidation (See Note 6)	—	—	—	15.9
Gain on asset sales, net	68.2	—	89.8	—
Interest expense, net	(24.2)	(24.8)	(74.9)	(75.8)
Income before income taxes	$119.0	$62.5	$220.4	$208.5

The $68.2 million net gain on asset sales for the third quarter ended September 30, 2019 consists of a $62.4 million gain on the sale of certain oil and gas rights in Eddy County, NM (see Note 7) and a $6.2 million gain on the sale of the Company’s Cast Products business, partially offset by a $0.4 million loss on the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY. The $89.8 million net gain on asset sales for the nine months ended September 30, 2019 consists of a $91.7 million gain on the sale (in two separate transactions) of oil and gas rights in Eddy County, NM (see Note 7) and a $6.2 million gain on the sale of the Company’s Cast Products business, partially offset by an $8.1 million loss on the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY. See Note 5 for further explanation regarding the sale of business transactions.
Corporate expenses were higher in the third quarter and nine months of 2019 compared to 2018, primarily due to higher incentive compensation expenses. Closed operations and other expenses include higher retirement benefit expense in 2019 and a benefit for property tax adjustments in the prior year for the closed Rowley facility.
Note 15. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

	Three months ended		Nine months ended
(In millions, except per share amounts)	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$111.0	$50.5	$201.1	$181.3
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	3.2	3.2	9.7	9.6
Numerator for diluted income per common share –
Net income attributable to ATI after assumed conversions	$114.2	$53.7	$210.8	$190.9
Denominator:
Denominator for basic net income per common share – weighted average shares	125.9	125.2	125.7	125.1
Effect of dilutive securities:
Share-based compensation	0.9	0.9	0.8	0.7
4.75% Convertible Senior Notes due 2022	19.9	19.9	19.9	19.9
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	146.7	146.0	146.4	145.7
Basic net income attributable to ATI per common share	$0.88	$0.40	$1.60	$1.45
Diluted net income attributable to ATI per common share	$0.78	$0.37	$1.44	$1.31

Common stock that would be issuable upon the assumed conversion of the 4.75% Convertible Senior Notes due 2022 and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three and nine months ended September 30, 2019 and 2018.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$0.2	$9.9	$501.2	$—	$511.3
Accounts receivable, net	—	169.0	427.7	—	596.7
Intercompany notes receivable	—	—	4,344.9	(4,344.9)	—
Short-term contract assets	—	—	37.8	—	37.8
Inventories, net	—	203.4	965.1	—	1,168.5
Prepaid expenses and other current assets	6.0	52.1	50.0	—	108.1
Total current assets	6.2	434.4	6,326.7	(4,344.9)	2,422.4
Property, plant and equipment, net	6.3	1,531.2	870.0	—	2,407.5
Goodwill	—	—	523.8	—	523.8
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,472.4	37.7	—	(6,510.1)	—
Other assets	54.6	52.3	168.3	—	275.2
Total assets	$6,539.5	$2,055.6	$8,088.8	$(11,055.0)	$5,628.9
Liabilities and stockholders’ equity:
Accounts payable	$5.7	$144.7	$265.4	$—	$415.8
Intercompany notes payable	2,339.5	2,005.4	—	(4,344.9)	—
Short-term contract liabilities	—	45.1	52.0	—	97.1
Short-term debt and current portion of long-term debt	1.3	0.2	10.6	—	12.1
Other current liabilities	36.8	79.3	122.2	—	238.3
Total current liabilities	2,383.3	2,274.7	450.2	(4,344.9)	763.3
Long-term debt	1,284.0	150.4	107.3	—	1,541.7
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	254.3	47.1	—	301.4
Pension liabilities	555.6	3.5	42.8	—	601.9
Deferred income taxes	15.8	—	—	—	15.8
Other long-term liabilities	20.9	35.3	68.7	—	124.9
Total liabilities	4,259.6	2,918.2	716.1	(4,544.9)	3,349.0
Total stockholders’ equity (deficit)	2,279.9	(862.6)	7,372.7	(6,510.1)	2,279.9
Total liabilities and stockholders’ equity	$6,539.5	$2,055.6	$8,088.8	$(11,055.0)	$5,628.9

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the three months ended September 30, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$389.2	$629.5	$—	$1,018.7
Cost of sales	3.2	361.9	493.9	—	859.0
Gross profit (loss)	(3.2)	27.3	135.6	—	159.7
Selling and administrative expenses	29.6	8.9	26.7	—	65.2
Operating income (loss)	(32.8)	18.4	108.9	—	94.5
Nonoperating retirement benefit expense	(12.0)	(6.2)	(0.3)	—	(18.5)
Interest income (expense), net	(36.7)	(33.3)	45.8	—	(24.2)
Other income (loss) including equity in income of unconsolidated subsidiaries	200.5	(2.2)	69.2	(200.3)	67.2
Income (loss) before income tax provision (benefit)	119.0	(23.3)	223.6	(200.3)	119.0
Income tax provision (benefit)	3.7	(5.5)	28.7	(23.2)	3.7
Net income (loss)	115.3	(17.8)	194.9	(177.1)	115.3
Less: Net income attributable to noncontrolling interests	—	—	4.3	—	4.3
Net income (loss) attributable to ATI	$115.3	$(17.8)	$190.6	$(177.1)	$111.0
Comprehensive income (loss) attributable to ATI	$133.7	$(14.5)	$178.9	$(164.1)	$134.0

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the nine months ended September 30, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,091.4	$2,012.5	$—	$3,103.9
Cost of sales	9.3	1,007.8	1,618.3	—	2,635.4
Gross profit (loss)	(9.3)	83.6	394.2	—	468.5
Selling and administrative expenses	88.9	24.3	87.7	—	200.9
Operating income (loss)	(98.2)	59.3	306.5	—	267.6
Nonoperating retirement benefit expense	(35.5)	(18.5)	(1.2)	—	(55.2)
Interest income (expense), net	(112.8)	(101.5)	139.4	—	(74.9)
Other income (loss) including equity in income of unconsolidated subsidiaries	466.9	(8.8)	90.6	(465.8)	82.9
Income (loss) before income tax provision (benefit)	220.4	(69.5)	535.3	(465.8)	220.4
Income tax provision (benefit)	10.3	(16.6)	85.8	(69.2)	10.3
Net income (loss)	210.1	(52.9)	449.5	(396.6)	210.1
Less: Net income attributable to noncontrolling interests	—	—	9.0	—	9.0
Net income (loss) attributable to ATI	$210.1	$(52.9)	$440.5	$(396.6)	$201.1
Comprehensive income (loss) attributable to ATI	$279.5	$(43.3)	$429.9	$(392.6)	$273.5

Condensed Statements of Cash Flows
For the nine months ended September 30, 2019

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$25.4	$(167.1)	$131.7	$—	$(10.0)
Investing Activities:
Purchases of property, plant and equipment	(0.5)	(15.1)	(82.5)	—	(98.1)
Net receipts/(payments) on intercompany activity	—	—	(167.1)	167.1	—
Proceeds from sale of businesses, net of transaction costs	—	—	155.9	—	155.9
Proceeds from disposal of property, plant and equipment	—	—	91.8	—	91.8
Other	(0.2)	—	—	—	(0.2)
Cash flows provided by (used in) investing activities	(0.7)	(15.1)	(1.9)	167.1	149.4
Financing Activities:
Payments on long-term debt and finance leases	(0.4)	(0.1)	(4.8)	—	(5.3)
Net borrowings under credit facilities	—	—	5.1	—	5.1
Net receipts/(payments) on intercompany activity	(14.3)	181.4	—	(167.1)	—
Shares repurchased for income tax withholding on share-based compensation and other	(9.9)	—	—	—	(9.9)
Cash flows provided by (used in) financing activities	(24.6)	181.3	0.3	(167.1)	(10.1)
Increase (decrease) in cash and cash equivalents	$0.1	$(0.9)	$130.1	$—	$129.3

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,047.0	$1,961.7	$—	$3,008.7
Cost of sales	11.7	962.8	1,551.5	—	2,526.0
Gross profit (loss)	(11.7)	84.2	410.2	—	482.7
Selling and administrative expenses	73.0	25.2	97.1	—	195.3
Operating income (loss)	(84.7)	59.0	313.1	—	287.4
Nonoperating retirement benefit expense	(9.7)	(14.6)	(1.2)	—	(25.5)
Interest income (expense), net	(102.1)	(83.3)	109.6	—	(75.8)
Other income (loss) including equity in income of unconsolidated subsidiaries	405.0	19.5	0.6	(402.7)	22.4
Income (loss) before income tax provision (benefit)	208.5	(19.4)	422.1	(402.7)	208.5
Income tax provision (benefit)	16.8	(2.9)	66.3	(63.4)	16.8
Net income (loss)	191.7	(16.5)	355.8	(339.3)	191.7
Less: Net income attributable to noncontrolling interests	—	—	10.4	—	10.4
Net income (loss) attributable to ATI	$191.7	$(16.5)	$345.4	$(339.3)	$181.3
Comprehensive income (loss) attributable to ATI	$223.0	$(9.3)	$334.7	$(330.6)	$217.8

Condensed Statements of Cash Flows
For the nine months ended September 30, 2018

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(102.9)	$(126.7)	$361.2	$(15.0)	$116.6
Investing Activities:
Purchases of property, plant and equipment	(1.4)	(19.2)	(80.7)	—	(101.3)
Net receipts/(payments) on intercompany activity	—	—	(236.0)	236.0	—
Purchases of businesses	—	—	(10.0)	—	(10.0)
Proceeds from disposal of property, plant and equipment	—	1.3	0.1	—	1.4
Other	0.8	—	—	—	0.8
Cash flows provided by (used in) investing activities	(0.6)	(17.9)	(326.6)	236.0	(109.1)
Financing Activities:
Borrowings on long-term debt	—	—	7.1	—	7.1
Payments on long-term debt and finance leases	(0.2)	(0.6)	(3.8)	—	(4.6)
Net borrowings under credit facilities	—	—	4.0	—	4.0
Net receipts/(payments) on intercompany activity	109.2	126.8	—	(236.0)	—
Dividends paid to stockholders	—	—	(15.0)	15.0	—
Dividends paid to noncontrolling interests	—	—	(10.0)	—	(10.0)
Sale to noncontrolling interests	—	11.7	2.7	—	14.4
Shares repurchased for income tax withholding on share-based compensation	(6.5)	—	—	—	(6.5)
Cash flows provided by (used in) financing activities	102.5	137.9	(15.0)	(221.0)	4.4
Increase (decrease) in cash and cash equivalents	$(1.0)	$(6.7)	$19.6	$—	$11.9

Note 17. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended September 30, 2019 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2019		$(973.4)		$(73.0)		$—		$(38.0)	$(1,084.4)
OCI before reclassifications		—		(11.7)		10.6		—	(1.1)
Amounts reclassified from AOCI	(a)	16.1	(b)	—	(c)	(0.7)	(d)	8.7	24.1
Net current-period OCI		16.1		(11.7)		9.9		8.7	23.0
Balance, September 30, 2019		$(957.3)		$(84.7)		$9.9		$(29.3)	$(1,061.4)
Attributable to noncontrolling interests:
Balance, June 30, 2019		$—		$12.7		$—		$—	$12.7
OCI before reclassifications		—		(4.6)		—		—	(4.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(4.6)		—		—	(4.6)
Balance, September 30, 2019		$—		$8.1		$—		$—	$8.1
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2019 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2018		$(1,005.8)		$(73.9)		$(4.8)		$(49.3)	$(1,133.8)
OCI before reclassifications		—		(10.8)		14.3		—	3.5
Amounts reclassified from AOCI	(a)	48.5	(b)	—	(c)	0.4	(d)	20.0	68.9
Net current-period OCI		48.5		(10.8)		14.7		20.0	72.4
Balance, September 30, 2019		$(957.3)		$(84.7)		$9.9		$(29.3)	$(1,061.4)
Attributable to noncontrolling interests:
Balance, December 31, 2018		$—		$11.1		$—		$—	$11.1
OCI before reclassifications		—		(3.0)		—		—	(3.0)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.0)		—		—	(3.0)
Balance, September 30, 2019		$—		$8.1		$—		$—	$8.1

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 10).

(d)	Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended September 30, 2018 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2018		$(926.2)		$(59.9)		$13.2		$(18.7)	$(991.6)
OCI before reclassifications		—		(4.8)		(8.1)		—	(12.9)
Amounts reclassified from AOCI	(a)	14.0	(b)	—	(c)	(2.0)	(d)	1.2	13.2
Net current-period OCI		14.0		(4.8)		(10.1)		1.2	0.3
Balance, September 30, 2018		$(912.2)		$(64.7)		$3.1		$(17.5)	$(991.3)
Attributable to noncontrolling interests:
Balance, June 30, 2018		$—		$21.1		$—		$—	$21.1
OCI before reclassifications		—		(9.0)		—		—	(9.0)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(9.0)		—		—	$(9.0)
Balance, September 30, 2018		$—		$12.1		$—		$—	$12.1
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2018 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2017		$(954.5)		$(53.5)		$9.0		$(28.8)	$(1,027.8)
OCI before reclassifications		—		(11.2)		1.9		—	(9.3)
Amounts reclassified from AOCI	(a)	42.3	(b)	—	(c)	(7.8)	(d)	11.3	45.8
Net current-period OCI		42.3		(11.2)		(5.9)		11.3	36.5
Balance, September 30, 2018		$(912.2)		$(64.7)		$3.1		$(17.5)	$(991.3)
Attributable to noncontrolling interests:
Balance, December 31, 2017		$—		$17.3		$—		$—	$17.3
OCI before reclassifications		—		(5.2)		—		—	(5.2)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(5.2)		—		—	$(5.2)
Balance, September 30, 2018		$—		$12.1		$—		$—	$12.1

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 10).

(d)	Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.
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

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2019 and 2018 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018		Affected line item in the statements of income
Postretirement benefit plans
Prior service credit	$0.7	$0.7	$1.9	$1.9	(a)
Actuarial losses	(21.9)	(19.2)	(65.4)	(57.5)	(a)
	(21.2)	(18.5)	(63.5)	(55.6)	(c)	Total before tax
	(5.1)	(4.5)	(15.0)	(13.3)		Tax benefit (d)
	$(16.1)	$(14.0)	$(48.5)	$(42.3)		Net of tax
Derivatives
Nickel and other raw material contracts	$1.5	$2.2	$0.7	$10.4	(b)
Natural gas contracts	(0.8)	—	(0.8)	(0.5)	(b)
Foreign exchange contracts	0.4	0.5	—	0.5	(b)
Interest rate swap	(0.3)	(0.1)	(0.5)	(0.1)	(b)
	0.8	2.6	(0.6)	10.3	(c)	Total before tax
	0.1	0.6	(0.2)	2.5		Tax provision (benefit) (d)
	$0.7	$2.0	$(0.4)	$7.8		Net of tax

(a)	Amounts are reported in nonoperating retirement benefit expense (see Note 12).

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
At September 30, 2019, the Company’s reserves for environmental remediation obligations totaled approximately $19 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $14 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The

Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing approximately 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the oil & gas and energy markets. In aggregate, these markets represent about 70% of our revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used for next-generation jet engine forgings and 3D-printed aerospace products.
ATI reported third quarter 2019 sales of $1.02 billion and income before tax of $119.0 million, compared to sales of $1.02 billion and income before tax of $62.5 million for the third quarter of 2018. Our gross profit for the third quarter of 2019 was $159.7 million, or 15.7% of sales, consistent with the third quarter 2018.
During the third quarter of 2019, we completed the sale of our Cast Products business for $127 million. This business produced titanium investment castings that are primarily used by aerospace & defense OEMs in the production of commercial jet airframes and engines. ATI retained a small post-casting machining facility in Salem, OR and continues to provide these services to the buyer and others. We received cash proceeds, net of transaction costs and net working capital adjustments, of $122.9 million on the sale of this business and recognized a $6.2 million gain in the third quarter ended September 30, 2019, which included a $10.2 million impairment charge on the carrying value of long-lived assets of the retained Salem operation. This business is reported as part of the High Performance Materials & Components (HPMC) segment through the date of sale. Cast Products’ sales were $105 million in fiscal year 2018.
During the second quarter of 2019, we completed the sale of two non-core forging facilities for $37 million. Located in Portland, IN and Lebanon, KY, these operations primarily use traditional forging methods to produce carbon steel forged products for use in the oil & gas, transportation and construction & mining industries. We received cash proceeds, net of transaction costs and working capital adjustments, of $33.0 million on the sale of this business and recognized an $8.1 million pre-tax loss in the nine months ended September 30, 2019, $7.7 million in the second quarter of 2019 and an additional $0.4 million in the third quarter of 2019 for the final working capital adjustment. This business is reported as part of the HPMC segment through the date of sale. Sales from these two forging facilities in the 2018 fiscal year were $86 million in the aggregate.

Also during the second and third quarters of 2019, we recognized $29.3 million and $62.4 million in cash gains, respectively, on two sales of certain oil and gas rights in Eddy County, NM. These oil and gas rights were initially acquired by the Company in 1972 along with land purchased by Teledyne, Inc., which later became part of ATI. The land was subsequently sold, with the Company retaining its underlying oil and gas rights.
Third quarter 2019 results include $68.2 million in net pretax gains reported in other income, net on the consolidated statements of income and excluded from segment operating results from these non-core asset sales discussed above; the $62.4 million gain to monetize oil and gas rights and a $5.8 million net gain on the sale of the Cast Products and industrial forgings businesses. Results in 2019 also include $2.4 million of net losses from joint ventures accounted for under the equity method, which are reported in other income, net, compared to net gains of $0.2 million in the prior year’s third quarter. Net income attributable to ATI was $111.0 million, or $0.78 per share, in the third quarter of 2019, compared to net income attributable to ATI of $50.5 million, or $0.37 per share, for the third quarter of 2018. Results in both 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to income tax valuation allowances.
We operate in two business segments, HPMC and Flat Rolled Products (FRP). Compared to the third quarter 2018, sales decreased 6% in the HPMC business segment and increased 7% in the FRP business segment. HPMC sales declined by 8% as a result of the business divestitures discussed above. Sales to the aerospace & defense markets, which represented 79% of third quarter 2019 HPMC sales, were 2% lower, as a 5% decline from the divested businesses was partially offset by an increase in government aerospace & defense markets. We recently announced the expansion and 6.5 year extension of our long-term agreement with BWX Technologies to supply materials for the manufacture of naval nuclear components. FRP sales increased compared to the prior year period largely due to stronger demand for nickel-based alloys from the oil & gas market and for titanium alloys for the aerospace & defense markets.
Results for the first nine months of 2019 were sales of $3.10 billion and income before tax of $220.4 million, compared to sales of $3.01 billion and income before tax of $208.5 million for the first nine months of 2018. Our gross profit was $468.5 million, or 15.1% of sales, a $14.2 million decline compared to the first nine months of 2018, reflecting near-term current year headwinds related to one of our jet engine customer’s cash management efforts, as well as operational and raw material cost impacts in both business segments affecting first half 2019 results. The 2019 results reflect the $89.8 million in net pretax gains of non-core assets in 2019 discussed above and a $26 million increase in retirement benefit expense compared to the prior year. Results for the first nine months of 2018 include a $15.9 million pre-tax gain on the sale of a 50% noncontrolling interest and subsequent deconsolidation of the Allegheny & Tsingshan Stainless (A&T Stainless) joint venture in March 2018. Net income attributable to ATI was $201.1 million, or $1.44 per share, in the first nine months of 2019, compared to net income attributable to ATI of $181.3 million, or $1.31 per share, for the first nine months of 2018.
Compared to the first nine months of 2018, sales increased 3% in the HPMC business segment and 3% in the FRP business segment. Sales to the aerospace & defense markets in the HPMC segment were 8% higher than the first nine months of 2018, with a 1% unfavorable impact from divestitures, led by growth in the commercial airframe and defense markets. FRP sales reflect higher sales of high-value products, primarily nickel-based and titanium-based alloys, offset by lower sales of standard stainless sheet products.
ATI’s sales to the aerospace & defense markets increased 1%, to $503.5 million in the third quarter 2019, compared to the third quarter 2018, despite a 5% decline from divestitures. HPMC sales of next-generation jet engine products, which represented 50% of total third quarter 2019 HPMC jet engine product sales, decreased 7% compared to the third quarter 2018 with 5% of this decline from divestitures. The HPMC segment typically experiences modest seasonal weakness in the third quarter of each fiscal year due to many European customers, particularly in the aerospace supply chain, taking plant outages during this summer period. Certain ATI HPMC facilities also performed annual preventative maintenance actions during this same period.

Comparative information for our overall revenues (in millions) by end market, including divested businesses prior to sale, and their respective percentages of total revenues for the three and nine month periods ended September 30, 2019 and 2018 were as follows:

	Three months ended		Three months ended
Markets	September 30, 2019		September 30, 2018
Aerospace & Defense	$503.5	49%	$499.2	49%
Oil & Gas	147.3	15%	128.2	13%
Automotive	73.6	7%	85.0	8%
Energy	69.9	7%	59.9	6%
Food Equipment & Appliances	53.6	5%	58.8	6%
Electronics/Computers/Communication	44.5	5%	41.3	3%
Construction/Mining	43.7	4%	58.4	6%
Medical	41.0	4%	47.9	5%
Other	41.6	4%	41.5	4%
Total	$1,018.7	100%	$1,020.2	100%

	Nine months ended		Nine months ended
Markets	September 30, 2019		September 30, 2018
Aerospace & Defense	$1,601.3	52%	$1,443.6	48%
Oil & Gas	396.1	13%	413.5	14%
Automotive	224.1	7%	244.5	8%
Energy	203.0	6%	180.3	6%
Food Equipment & Appliances	156.4	5%	181.3	6%
Construction/Mining	154.2	5%	169.9	6%
Medical	129.5	4%	142.8	5%
Electronics/Computers/Communication	116.7	4%	109.7	3%
Other	122.6	4%	123.1	4%
Total	$3,103.9	100%	$3,008.7	100%
For the third quarter 2019, international sales of $413 million and 41% of total sales were consistent with the third quarter 2018. For the first nine months of 2019, international sales decreased 3% to $1.24 billion and represented 40% of total sales, compared to $1.27 billion, or 42% of total sales, for the first nine months of 2018. ATI’s international sales are mostly to the aerospace, oil & gas, energy, automotive and medical markets.
Sales of our high-value products represented 87% of total sales, the majority of which were consumed by our aerospace & defense customers, for the three and nine months ended September 30, 2019. Comparative information for our major high-value and standard products, including divested business prior to sale, based on their percentages of revenues is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	33%	30%	32%	30%
Titanium and titanium-based alloys	19%	16%	18%	16%
Precision forgings, castings and components	16%	18%	18%	20%
Precision and engineered strip	14%	15%	13%	14%
Zirconium and related alloys	5%	6%	6%	5%
Total High-Value Products	87%	85%	87%	85%
Standard Products
Standard stainless products	13%	15%	13%	15%
Grand Total	100%	100%	100%	100%

Segment operating profit for the third quarter 2019 was $99.2 million, or 9.7% of sales, compared to segment operating profit of $105.5 million, or 10.3% of sales, for the third quarter of 2018. For the first nine months of 2019, segment operating profit was $275.4 million, or 8.9% of sales, compared to segment operating profit of $325.9 million, or 10.8% of sales, for the first nine months of 2018. Segment operating profit as a percentage of sales by business segment for the three and nine month periods ended September 30, 2019 and 2018 was:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
High Performance Materials & Components	14.3%	13.0%	13.9%	14.9%
Flat Rolled Products	4.4%	6.8%	1.9%	5.2%
Business Segment Results
High Performance Materials & Components Segment
Third quarter 2019 sales decreased 5.8% to $551.7 million compared to the third quarter 2018, due to an 8% decline from business divestitures. Sales to the aerospace and defense markets, which were 79% of third quarter 2019 HPMC sales, were 2% lower, as a 5% unfavorable impact from business divestitures was partially offset by strong demand for titanium products. Sales of next-generation jet engine products, which represented 50% of total third quarter 2019 HPMC jet engine product sales, were slightly lower due primarily to unfavorable product mix and temporary changes in order patterns from a major aero-engine customer. Government aerospace and defense markets sales were 22% higher than the third quarter 2018.

Comparative information for our HPMC segment revenues (in millions) by market, including divested businesses prior to sale, and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2019 and 2018 is as follows:

	Three months ended		Three months ended
Markets	September 30, 2019		September 30, 2018
Aerospace & Defense:
Commercial Jet Engines	$247.9	45%	$270.1	46%
Commercial Airframes	111.7	20%	112.1	19%
Government Aerospace & Defense	78.3	14%	64.3	11%
Total Aerospace & Defense	437.9	79%	446.5	76%
Medical	37.7	7%	44.3	8%
Energy	36.5	7%	30.9	5%
Oil & Gas	13.9	3%	17.9	3%
Construction/Mining	5.4	1%	18.5	3%
Other	20.3	3%	27.4	5%
Total	$551.7	100%	$585.5	100%
International sales represented 43% of total segment sales for the third quarter 2019. Comparative information for the HPMC segment’s major product categories, including divested businesses prior to sale, based on their percentages of revenue for the three months ended September 30, 2019 and 2018, is as follows:

	Three months ended September 30,
	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	33%	32%
Precision forgings, castings and components	29%	33%
Titanium and titanium-based alloys	29%	25%
Zirconium and related alloys	9%	10%
Total High-Value Products	100%	100%

Segment operating profit in the third quarter 2019 increased to $78.8 million, or 14.3% of total sales, compared to $76.0 million, or 13.0% of total sales, for the third quarter 2018. Results in the third quarter 2019 reflect a better balance of raw material prices and index-based selling prices. Despite near-term headwinds related to one of our jet engine customer’s cash management efforts, we continue to deliver on our increasing customer commitments as part of the ongoing aerospace industry production ramp. Net results of divested businesses were not material to prior period HPMC segment operating profit.
For the first nine months of 2019, sales increased 3.3% to $1.80 billion compared to the first nine months of 2018, despite a 3% decline from business divestitures. Stronger demand for titanium products, which were up 16%, were partially offset by declines in sales of forged components. Sales to the aerospace and defense markets were 8% higher than the prior year, despite a 1% decline from divestitures, including a 21% increase in airframe sales and a 28% increase in defense sales. Total jet engine sales were comparable to the prior year, with an 11% increase in sales of next-generation jet engine products.

Comparative information for our HPMC segment revenues (in millions) by market, including divested businesses prior to sale, and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2019 and 2018 is as follows:

	Nine months ended		Nine months ended
Markets	September 30, 2019		September 30, 2018
Aerospace & Defense:
Commercial Jet Engines	$799.9	44%	$813.0	47%
Commercial Airframes	370.5	21%	307.4	17%
Government Aerospace & Defense	244.9	14%	191.3	11%
Total Aerospace & Defense	1,415.3	79%	1,311.7	75%
Medical	119.0	7%	131.5	8%
Energy	97.9	5%	101.9	6%
Oil & Gas	49.0	3%	51.4	3%
Construction/Mining	37.3	2%	55.1	3%
Other	76.8	4%	86.5	5%
Total	$1,795.3	100%	$1,738.1	100%
International sales represented 44% of total segment sales for the first nine months of 2019. Comparative information for the HPMC segment’s major product categories, including divested businesses prior to sale, based on their percentages of revenue for the nine months ended September 30, 2019 and 2018, is as follows:

	Nine months ended September 30,
	2019	2018
High-Value Products
Precision forgings, castings and components	31%	35%
Nickel-based alloys and specialty alloys	31%	31%
Titanium and titanium-based alloys	28%	24%
Zirconium and related alloys	10%	10%
Total High-Value Products	100%	100%
Segment operating profit in the first nine months of 2019 decreased to $250.3 million, or 13.9% of total sales, compared to $259.4 million, or 14.9% of total sales, for the first nine months of 2018. Although results in the third quarter 2019 reflect a better balance of raw material prices and index-based selling prices, results in the first half of 2019 reflected adverse impacts from a rapid drop in raw material prices, particularly in cobalt, which compressed profit margins due to the length of the manufacturing cycle compared to index-based selling price changes, which offset benefits from higher productivity. Results for 2019 also reflect temporary near-term headwinds related to one of our jet engine customer’s cash management efforts. Net results of divested businesses were not material to prior period HPMC segment operating profit.

Flat Rolled Products Segment
Third quarter 2019 sales increased 7.4% compared to the third quarter 2018, to $467.0 million, primarily due to a more than 20% increase in sales to both the oil & gas and aerospace & defense markets. FRP sales to the oil & gas and aerospace & defense markets were nearly 45% of FRP’s third quarter 2019 sales, which is higher than both the prior year’s quarter and the second quarter 2019. Sales of high-value products were 13% higher, with nickel-based and specialty alloys 26% higher and titanium-based alloys 120% higher than the third quarter 2018. This increase more than offset 12% lower sales of standard stainless products, primarily standard stainless sheet, compared to the third quarter 2018.
Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2019 and 2018 is as follows:

	Three months ended		Three months ended
Markets	September 30, 2019		September 30, 2018
Oil & Gas	$133.4	29%	$110.3	25%
Automotive	71.3	15%	83.0	19%
Aerospace & Defense	65.6	14%	52.7	12%
Food Equipment & Appliances	53.4	11%	58.6	14%
Electronics/Computers/Communication	42.8	9%	40.3	9%
Construction/Mining	38.3	8%	39.9	9%
Energy	33.4	7%	29.0	7%
Other	28.8	7%	20.9	5%
Total	$467.0	100%	$434.7	100%
International sales represented 37% of total segment sales for the third quarter 2019. Comparative information for the FRP segment’s major product categories, based on their percentages of revenue for the three months ended September 30, 2019 and 2018, are presented in the following table. Conversion services are excluded.

	Three months ended September 30,
	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	34%	29%
Precision and engineered strip	30%	34%
Titanium and titanium-based alloys	7%	3%
Total High-Value Products	71%	66%
Standard Products
Standard stainless products	29%	34%
Grand Total	100%	100%
Segment operating profit was $20.4 million, or 4.4% of sales, for the third quarter 2019, compared to $29.5 million, or 6.8% of sales, for the third quarter 2018. FRP segment results for the third quarter 2019 include stronger 2019 results from our STAL joint venture (JV) in China reflecting growing benefits from the recent capacity expansion. Results also reflect higher retirement benefit expense of $6 million and a $2.6 million loss for ATI’s share of the A&T Stainless JV, primarily due to the effects of Section 232 tariffs, compared to a $0.3 million loss from the A&T Stainless JV in the prior year. In April 2019, we learned that the A&T Stainless JV’s previously filed Section 232 tariff exclusion request was denied by the U.S. Department of Commerce. The A&T Stainless JV filed a new request for exclusion in October 2019, but will continue to be subject to the 25% tariff levied on its imports of semi-finished stainless slab products from Indonesia pending the outcome of this new request. Results of A&T Stainless have been and will continue to be negatively impacted by these tariffs on imported stainless slab products while the JV partners evaluate longer-term solutions to return this strategic initiative to profitability. While project-based demand for nickel-based alloys in the U.S. business remained solid, weaker demand for standard stainless products resulted in lower segment operating profit compared to the third quarter 2018.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended September 30, 2019 and 2018 is provided in the following table:

	Three months ended September 30,		%
	2019	2018	Change
Volume (000’s pounds):
High-Value	92,161	87,994	5%
Standard	94,019	96,211	(2)%
Total	186,180	184,205	1%
Average prices (per lb.):
High-Value	$3.48	$3.22	8%
Standard	$1.38	$1.53	(10)%
Combined Average	$2.42	$2.34	3%
For the first nine months of 2019, sales increased 3.0% compared to the first nine months of 2018, to $1.31 billion. Sales for high-value products were 7% higher, compared to the first nine months of 2018, due to project-based demand for products in the oil & gas market as well as marine scrubber products within the energy market. Sales to the oil & gas market decreased 4%. Sales to the aerospace & defense markets increased over 40% versus the prior year-to-date period, supported by significantly higher production of titanium armor plate, additional titanium volumes for commerical airframes, and increased nickel and cobalt bearing alloy sheet products for jet engines. Overall, increased sales of high-value products for the first nine months of 2019 more than offset 11% lower sales of standard stainless products, compared to the first nine months of 2018.
Comparative information for our FRP segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2019 and 2018 is as follows:

	Nine months ended		Nine months ended
Markets	September 30, 2019		September 30, 2018
Oil & Gas	$347.1	27%	$362.1	29%
Automotive	215.1	16%	237.1	19%
Aerospace & Defense	186.0	14%	131.9	10%
Food Equipment & Appliances	156.1	12%	181.0	14%
Construction/Mining	116.9	9%	114.8	9%
Electronics/Computers/Communication	112.7	9%	105.0	8%
Energy	105.1	8%	78.4	6%
Other	69.6	5%	60.3	5%
Total	$1,308.6	100%	$1,270.6	100%
International sales represented 34% of total segment sales for the first nine months of 2019. Comparative information for the FRP segment’s major product categories, based on their percentages of revenue for the nine months ended September 30, 2019 and 2018, are presented in the following table. Conversion services are excluded.

	Nine months ended September 30,
	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	33%	29%
Precision and engineered strip	31%	32%
Titanium and titanium-based alloys	6%	5%
Total High-Value Products	70%	66%
Standard Products
Standard stainless products	30%	34%
Grand Total	100%	100%
The segment operating profit was $25.1 million, or 1.9% of sales, for the first nine months of 2019, compared to $66.5 million, or 5.2% of sales, for the first nine months of 2018. FRP segment results for the first nine months of 2019 reflect higher retirement benefit expense of $18 million and a $10 million loss for ATI’s share of the A&T Stainless JV, primarily due to Section 232 tariffs, compared to a $0.2 million profit from the A&T Stainless JV in the prior year. While project-based demand for nickel-based alloys in the U.S. business remained solid, weaker demand for standard stainless products resulted in lower segment operating profit compared to the first nine months of 2018.
Comparative shipment volume and average selling price information of the segment’s products for the nine months ended September 30, 2019 and 2018 is provided in the following table:

	Nine months ended September 30,		%
	2019	2018	Change
Volume (000’s pounds):
High-Value	264,205	256,601	3%
Standard	279,506	310,466	(10)%
Total	543,711	567,067	(4)%
Average prices (per lb.):
High-Value	$3.35	$3.22	4%
Standard	$1.39	$1.40	(1)%
Combined Average	$2.34	$2.22	5%
Corporate Items

There was no net effect on our results of operations for changes in last-in, first-out (LIFO) and net realizable value (NRV) inventory reserves for the third quarter of 2019 and the third quarter and nine months of 2018. The net effect of changes in LIFO and NRV inventory reserves for the nine months of 2019 was expense of $0.1 million. For the third quarter and nine months of 2019, LIFO inventory valuation reserve charges of $7.2 million and $1.4 million, respectively, were offset by reductions of $7.2 million and $1.3 million, respectively, in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the third quarter and nine months of 2018, LIFO inventory valuation reserve charges of $2.0 million and $29.5 million, respectively, were offset by reductions of the same magnitude in NRV inventory reserves.

Corporate expenses for the third quarter of 2019 were $16.0 million, compared to $14.8 million for the third quarter 2018. For the nine months ended September 30, 2019, corporate expenses were $50.6 million, increasing from $40.9 million for the nine months ended September 30, 2018. These increases in 2019 were primarily due to higher incentive compensation expenses.
Closed operations and other expenses for the third quarter 2019 were $8.2 million, compared to $3.4 million for the third quarter 2018. For the nine months ended September 30, 2019, closed operations and other expenses increased to $19.2 million, compared to $16.6 million for the comparable period. Closed operations and other expenses include higher retirement benefit expense in 2019 and a benefit for property tax adjustments in the prior year for the closed Rowley facility.
During the third quarter of 2019, we completed the sale of our Cast Products business for $127 million. This business produced titanium investment castings that are primarily used by aerospace & defense OEMs in the production of commercial jet airframes and engines. We recognized a $6.2 million gain in the third quarter ended September 30, 2019, which included a $10.2 million impairment charge on the carrying value of long-lived assets of the retained Salem operation. During the second quarter of 2019, we completed the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY, that used primarily traditional forging methods to produce carbon steel forged products for use in the oil & gas, transportation and construction & mining industries. We recognized an $8.1 million pre-tax loss in the nine months ended September 30, 2019, $7.7 million in the second quarter of 2019 and an additional $0.4 million in the third quarter of 2019 for the final working capital adjustment. Both of these divested businesses were previously reported as part of the HPMC segment. Also during the second and third quarters of 2019, we recognized $29.3 million and $62.4 million cash gains, respectively, on sales of certain oil and gas rights in Eddy County, NM. Third quarter and nine month 2019 results include $68.2 million and $89.8 million, respectively, in net pretax gains from these non-core asset sales which are reported in other income, net, on the consolidated statement of income and are excluded from segment operating results.
On March 1, 2018, we announced the formation of A&T Stainless, in which ATI has a 50% ownership interest. Our joint venture partner purchased its 50% joint venture interest during the first quarter of 2018, and as a result of this sale and the subsequent deconsolidation of the A&T Stainless entity, we recognized a $15.9 million gain in the first quarter of 2018. This gain is reported in other income, net, on the consolidated statement of income for the first nine months of 2018 and is excluded from FRP segment results.

Interest expense, net of interest income, in the third quarter 2019 was $24.2 million, compared to net interest expense of $24.8 million for the third quarter 2018. On a year-to-date basis, net interest expense was $74.9 million for the first nine months of 2019 compared to $75.8 million for the first nine months of 2018, primarily reflecting lower borrowings in the current year under the Company’s Asset Based Lending Credit Facility, and increased interest income. Capitalized interest reduced interest expense by $1.2 million in the third quarter 2019 and $1.4 million in the third quarter 2018. For the nine months ended September 30, 2019 and 2018, capitalized interest was $2.9 million and $3.5 million, respectively.
Income Taxes
ATI maintains income tax valuation allowances on its U.S. Federal and state deferred tax assets, and also maintains valuation allowances on deferred tax assets in certain foreign jurisdictions, based upon the examination of all positive and negative evidence as of the reporting date.  Results in both 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to these income tax valuation allowances. Third quarter 2019 and 2018 results include a provision for income taxes of $3.7 million, or 3.1% of income before taxes, and $6.9 million, or 11.0% of income before taxes, respectively. For the first nine months of 2019 and 2018, results included a provision for income taxes of $10.3 million, or 4.7% of income before taxes, and $16.8 million, or 8.1% of income before income taxes, respectively, primarily related to the benefit from the valuation allowances mentioned above and income taxes on non-U.S. operations. We continue to analyze the impact of the Tax Cut and Jobs Act as additional guidance is finalized. At this time, we have not made any material adjustments to the previously presented amounts in the 2018 or 2017 financial statements.
Financial Condition and Liquidity

On September 30, 2019, we amended and restated our Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. This amendment and restatement extends the ABL facility through September 30, 2024 and includes an increase of $100 million in the revolving credit facility to $500 million, a letter of credit sub-facility of up to $200 million, and a $100 million term loan (Term Loan). Additionally, the amendment and restatement gives us the ability, through June 30, 2020 and as long as no default or event of default has occurred and is continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw Term Loan). We also have the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Term Loan has an interest rate of 2.0% plus a LIBOR spread and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In July 2019, we amended our $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a fixed rate (now 4.21% following the September 30, 2019 ABL amendment and restatement) with a June 2024 maturity.
As amended and restated, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $62.5 million. We were in compliance with the fixed charge coverage ratio covenant at September 30, 2019. Additionally, we must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90 day period immediately preceding the stated maturity date of each of the 5.95% Senior Notes due 2021, 4.75% Convertible Notes due 2022 and 5.875% Notes due 2023.
As of September 30, 2019, there were no outstanding borrowings under the revolving portion of the ABL facility, and $35.3 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first nine months of 2019, and for the first nine months of 2018, average borrowings were $56 million bearing an average annual interest rate of 3.651%.
At September 30, 2019, we had $511 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $460 million. We do not expect to pay any significant U.S. federal or state income taxes in the next several years due to net operating loss carryforwards.
During the second and third quarters of 2019, we received approximately $250 million in cash from non-core asset sales, net of closing adjustments and transaction costs, consisting of $33 million for the sale of two non-core forging facilities, $123 million for the sale of the Cast Products business, and $92 million for the sale of certain oil and gas rights in Eddy County, NM.
Our fiscal year 2019 and 2020 funding requirements to the U.S. qualified defined benefit pension plans are approximately $145 million each year, of which $117 million was contributed in the first nine months of 2019, and we currently expect to have average annual funding requirements of approximately $100 million to these pension plans for the next few fiscal years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
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
Cash Flow and Working Capital
For the nine months ended September 30, 2019, cash used in operations was $10.0 million, largely due to a $59.1 million use from higher managed working capital balances from increased business activity, $117.1 million in contributions to a U.S. defined benefit pension plan, and payment of 2018 annual incentive compensation. In addition, cash used in operations for both the first nine months of 2019 and 2018 include $29 million and $22 million, respectively, in short-term working capital advances to the A&T Stainless joint venture. The cash provided by operations of $116.6 million for the nine months ended September 30, 2018 included a $15.3 million contribution to a U.S. defined benefit pension plan.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At September 30, 2019, managed working capital increased to 33.6% of annualized total ATI sales compared to 31.6% of annualized sales at December 31, 2018. The $59.1 million increase in managed working capital at September 30, 2019 from December 31, 2018 resulted from a $67.9 million increase in accounts receivable and an $83.0 million decrease in accounts payable, partially offset by a $52.7 million decrease in inventory, a $13.4 million decrease in short-term contract assets, and a $25.7 million increase in short-term contract liabilities. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 3% as of September 30, 2019 compared to year end 2018. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, remained consistent at September 30, 2019 compared to year end 2018.
The components of managed working capital at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
(In millions)	2019	2018
Accounts receivable	$596.7	$527.8
Short-term contract assets	37.8	51.2
Inventory	1,168.5	1,211.1
Accounts payable	(415.8)	(498.8)
Short-term contract liabilities	(97.1)	(71.4)
Subtotal	1,290.1	1,219.9
Allowance for doubtful accounts	5.0	6.0
Adjustment from current cost to LIFO cost basis	(6.7)	(2.9)
Inventory valuation reserves	82.2	88.5
Managed working capital	$1,370.6	$1,311.5
Annualized prior 3 months sales	$4,074.6	$4,151.3
Managed working capital as a % of annualized sales	33.6%	31.6%
Change in managed working capital from December 31, 2018	$59.1
Cash provided by investing activities was $149.4 million in the first nine months of 2019, reflecting $247.7 million in net proceeds from non-core asset sales consisting of $33.0 million for the sale of two non-core forging facilities, $122.9 million for the sale of the Cast Products business and $91.8 million of proceeds from property, plant and equipment, largely due to the sale of certain oil and gas rights in Eddy County, NM. Capital expenditures for the first nine months of 2019 were $98.1 million primarily related to HMPC growth projects including the previously announced new iso-thermal press and heat-treating expansion in Cudahy, WI. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash used in financing activities was $10.1 million in the first nine months of 2019 and consisted primarily of income tax withholding on share-based compensation.
At September 30, 2019, cash and cash equivalents on hand totaled $511.3 million, a decrease of $129.3 million from year end 2018. Cash and cash equivalents held by our foreign subsidiaries was $83.3 million at September 30, 2019, of which $47.4 million was held by the STAL joint venture.
Debt
Total debt outstanding of $1,562.1 million at September 30, 2019 increased $9.6 million compared to December 31, 2018.
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
As of September 30, 2019, our debt to EBITDA ratio was 3.04, compared to 3.07 at December 31, 2018.

	September 30, 2019	December 31, 2018
Latest 12 months:
Income before income taxes	$259.6	$247.7
Interest expense	100.1	101.0
Depreciation and amortization	153.9	156.4
EBITDA	$513.6	$505.1
Total debt (a)	$1,562.1	$1,552.5
Debt to EBITDA	3.04	3.07
Net debt as a percentage of total capitalization was 32.6% at September 30, 2019, compared to 38.3% at December 31, 2018.

(In millions)	September 30, 2019	December 31, 2018
Total debt (a)	$1,562.1	$1,552.5
Less: Cash	(511.3)	(382.0)
Net debt	$1,050.8	$1,170.5
Total ATI stockholders’ equity	2,168.0	1,885.7
Net ATI total capital	$3,218.8	$3,056.2
Net debt to ATI total capital	32.6%	38.3%

Total debt to total capitalization of 41.9% at September 30, 2019 decreased from 45.2% at December 31, 2018.

(In millions)	September 30, 2019	December 31, 2018
Total debt (a)	$1,562.1	$1,552.5
Total ATI stockholders’ equity	2,168.0	1,885.7
Total ATI capital	$3,730.1	$3,438.2
Total debt to total ATI capital	41.9%	45.2%

(a)	Excludes debt issuance costs.
Dividends
Effective with the fourth quarter of 2016, our Board of Directors decided to suspend the quarterly dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. Under the ABL facility, there is no limit on dividend declarations or payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $150 million and 30% of the maximum revolving credit availability, and no event of default under the ABL facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend declarations or payments if the undrawn availability is less than the greater of $150 million and 30% of the maximum revolving credit advance amount but more than the greater of $75 million and 15% of the maximum revolving credit advance amount, if (i) no event of default has occurred and is continuing or would result from paying the dividend, (ii) we demonstrate to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $75 million and 15% of the maximum revolving credit availability, and (B) we maintain a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL facility.
Critical Accounting Policies
Inventory
At September 30, 2019, we had net inventory of $1,168.5 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the nine months ended September 30, 2019 and 2018, the LIFO inventory valuation method resulted in cost of sales that were $1.4 million and $29.5 million higher, respectively, than would have been recognized under the FIFO methodology to value our inventory.

Due primarily to persistent raw material deflation in prior years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting NRV inventory reserve, if any, is recognized in the period that the need for the reserve is identified. Our NRV reserves were $6.7 million at September 30, 2019 and $8.0 million at December 31, 2018. Depending on average raw material costs, primarily related to nickel, we may incur LIFO expense in the fourth quarter of 2019 in excess of our remaining NRV reserve. With the significant volatility in these materials, the potential magnitude of the impact is difficult to predict, however we currently estimate this to be in the range of $0-$5 million.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2019	2018
LIFO benefit (charge)	$(1.4)	$(29.5)
NRV benefit (charge)	1.3	29.5
Net cost of sales impact	$(0.1)	$—
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At September 30, 2019, we had $523.8 million of goodwill on our consolidated balance sheet, a decrease of $10.9 million from December 31, 2018 due to $10.4 million of goodwill allocated from ATI’s Forged Products reporting unit to the sale of a small non-core industrial forgings business, and foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. The sale of the industrial forgings business was not considered to be material for interim impairment testing of goodwill at the Forged Products reporting unit. All goodwill relates to reporting units in the HPMC segment.
As part of the divestiture of the titanium investment castings business, which was completed early in the third quarter 2019, ATI retained a small post-casting machining operation in Salem, OR. We recognized a $10.2 million impairment charge on the carrying value of long-lived assets of the retained Salem operation ($4.5 million for property, plant and equipment, $1.4 million for operating lease right of use assets, $1.0 million for finance lease right of use assets, and $3.3 million of finite-lived intangible assets). This long-lived asset impairment charge was based on an analysis of the estimated fair values, including asset appraisals using market approaches, which represent Level 3 unobservable information in the fair value hierarchy. This impairment charge is categorized as part of the net gain on sale of the titanium investment castings business.

In late March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. On April 24, 2019, we learned that this exclusion request was denied by the U.S. Department of Commerce. Therefore, the joint venture will continue to be subject to the 25% tariff levied on its imports of semi-finished stainless slab products from Indonesia. Results of A&T Stainless have been and will continue to be negatively impacted by these tariffs on imported stainless slab products. As of September 30, 2019, working capital advances to A&T Stainless were $36.7 million and are reported in prepaid expenses and other current assets on the consolidated balance sheet. ATI’s equity method investment in A&T Stainless at September 30, 2019 was $1.2 million and is reported as part of other long-term assets on the consolidated balance sheet. These balances were evaluated for impairment, as the tariff exclusion denial represents a potential impairment indicator. No impairment exists at this time. The joint venture partners continue to evaluate longer-term solutions to return this strategic initiative to profitability.

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
Since 2015, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in 2015 and 2016 for certain U.S. Federal and state deferred tax assets. In 2017, 2018 and 2019, ATI continued to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. Valuation allowances are also maintained on net deferred tax assets in certain foreign jurisdictions. In addition, we have $29.3 million of valuation allowances on amounts recorded in other comprehensive loss as of September 30, 2019.
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

For ERISA (Employee Retirement Income Security Act of 1974, as amended) funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using an IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Our fiscal year 2019 and 2020 funding requirements to the U.S. qualified defined benefit pension plans are approximately $145 million each year, of which $117 million was contributed in the first nine months of 2019, and we currently expect to have average annual funding requirements of approximately $100 million to these pension plans for the next few fiscal years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. In July 2019, the Company amended its $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a fixed rate (now 4.21% following the September 30, 2019 ABL amendment and restatement), with a June 2024 maturity.  The Company redesignated the existing interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to amendment will be amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At September 30, 2019, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $2.0 million, comprised of $0.3 million in other current liabilities and $1.7 million in other long-term liabilities on the balance sheet.
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
At September 30, 2019, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 70% of our forecasted domestic requirements for natural gas for the remainder of 2019, approximately 70% for 2020, and approximately 50% for 2021 are hedged. At September 30, 2019, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $2.7 million, comprised of $0.1 million in other long-term assets, $1.7 million in other current liabilities and $1.1 million in other long-term liabilities on the balance sheet. For the three months ended September 30, 2019, natural gas hedging activity increased cost of sales by $0.8 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2019, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 9 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 9% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2019, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $16.4 million, comprised of $13.1 million in prepaid expense and other current assets, $3.6 million in other long-term assets and $0.3 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2019, we held euro forward sales contracts designated as cash flow hedges with a notional value of approximately 12 million euro with maturity dates through December 2019.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have no euro notional value outstanding as of September 30, 2019 of foreign currency forward contracts not designated as hedges.

At September 30, 2019, the net mark-to-market valuation of our outstanding foreign currency forward contracts was an unrealized pre-tax gain of $0.7 million, all of which is in prepaid expense and other current assets on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business. For example, in March 2018, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products, including stainless steel, imported into the U.S. Currently, the semi-finished stainless steel slabs that our A&T Stainless JV imports from Indonesia are subject to the additional tariff. The A&T Stainless JV filed for exclusions from the 232 tariff based on the nature of the imported product, its country of origin, and its lack of availability in the U.S. However, in April 2019, the U.S. Commerce Department denied the joint venture’s exclusion request and, as a result, the joint venture continues to be subject to the 25% tariff levied on its imports of semi-finished stainless steel slab products from Indonesia, which are continuing to negatively impact the joint venture’s results. On October 15, 2019, the A&T Stainless JV filed a new exclusion request. However, there can be no assurance that the joint venture will be successful in any further efforts to obtain an exclusion for the products that it intends to import, or that its operations and results will not continue to be impacted by the imposition of these tariffs.

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
(a) Exhibits

10.1
First Amended and Restated Revolving Credit, Term Loan, Delayed Draw Term Loan and Security Agreement, dated as of September 30, 2019, by and among the borrowers party thereto, the Company and other guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Lender and Agent (filed herewith).

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
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	November 1, 2019	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	November 1, 2019	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)