Form 10-Q
period 2020-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2020-05-05
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 17, 2020, the registrant had outstanding 126,629,802 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$639.0	$490.8
Accounts receivable, net	593.4	554.1
Short-term contract assets	43.5	38.5
Inventories, net	1,181.1	1,155.3
Prepaid expenses and other current assets	51.0	64.3
Total Current Assets	2,508.0	2,303.0
Property, plant and equipment, net	2,445.5	2,450.1
Goodwill	520.8	525.8
Other assets	332.8	355.7
Total Assets	$5,807.1	$5,634.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$424.6	$521.2
Short-term contract liabilities	114.3	78.7
Short-term debt and current portion of long-term debt	310.7	11.5
Other current liabilities	209.6	237.8
Total Current Liabilities	1,059.2	849.2
Long-term debt	1,390.0	1,387.4
Accrued postretirement benefits	307.5	312.5
Pension liabilities	694.3	731.5
Other long-term liabilities	163.5	160.8
Total Liabilities	3,614.5	3,441.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-126,695,171 shares at March 31, 2020 and December 31, 2019; outstanding-126,626,938 shares at March 31, 2020 and 126,085,348 shares at December 31, 2019	12.7	12.7
Additional paid-in capital	1,592.1	1,618.0
Retained earnings	1,700.4	1,679.3
Treasury stock: 68,233 shares at March 31, 2020 and 609,823 shares at December 31, 2019	(0.8)	(18.2)
Accumulated other comprehensive loss, net of tax	(1,216.6)	(1,201.7)
Total ATI stockholders’ equity	2,087.8	2,090.1
Noncontrolling interests	104.8	103.1
Total Equity	2,192.6	2,193.2
Total Liabilities and Equity	$5,807.1	$5,634.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
Sales	$955.5	$1,004.8

Cost of sales	820.7	873.7
Gross profit	134.8	131.1
Selling and administrative expenses	58.4	68.0
Restructuring charges	8.0	—
Operating income	68.4	63.1
Nonoperating retirement benefit expense	(11.2)	(18.3)
Interest expense, net	(21.9)	(24.8)
Other expense, net	(0.9)	(2.9)
Income before income taxes	34.4	17.1
Income tax provision	10.8	0.8
Net income	23.6	16.3
Less: Net income attributable to noncontrolling interests	2.5	1.3
Net income attributable to ATI	$21.1	$15.0

Basic net income attributable to ATI per common share	$0.17	$0.12

Diluted net income attributable to ATI per common share	$0.16	$0.12
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net income	$23.6	$16.3
Currency translation adjustment
Unrealized net change arising during the period	(23.4)	11.0
Derivatives
Net derivatives (loss) gain on hedge transactions	(12.3)	10.5
Reclassification to net income of net realized loss	1.8	0.9
Income taxes on derivative transactions	(2.5)	—
Total	(8.0)	11.4
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	21.3	21.7
Prior service cost
Amortization to net income of net prior service credits	(0.7)	(0.6)
Income taxes on postretirement benefit plans	4.9	—
Total	15.7	21.1
Other comprehensive (loss) income, net of tax	(15.7)	43.5
Comprehensive income	7.9	59.8
Less: Comprehensive income attributable to noncontrolling interests	1.7	6.5
Comprehensive income attributable to ATI	$6.2	$53.3
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating Activities:
Net income	$23.6	$16.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	37.3	38.7
Deferred taxes	8.3	1.6
Net (gains) losses from disposal of property, plant and equipment	(2.5)	0.8
Changes in operating assets and liabilities:
Inventories	(25.8)	(43.3)
Accounts receivable	(39.2)	(37.3)
Accounts payable	(96.5)	(43.5)
Retirement benefits	(23.0)	(18.4)
Accrued liabilities and other	2.4	(44.9)
Cash used in operating activities	(115.4)	(130.0)
Investing Activities:
Purchases of property, plant and equipment	(29.1)	(23.5)
Proceeds from disposal of property, plant and equipment	2.9	—
Other	1.0	(0.1)
Cash used in investing activities	(25.2)	(23.6)
Financing Activities:
Payments on long-term debt and finance leases	(2.0)	(1.5)
Net borrowings (repayments) under credit facilities	298.6	—
Shares repurchased for income tax withholding on share-based compensation and other	(7.8)	(9.9)
Cash provided by (used in) financing activities	288.8	(11.4)
Increase (decrease) in cash and cash equivalents	148.2	(165.0)
Cash and cash equivalents at beginning of period	490.8	382.0
Cash and cash equivalents at end of period	$639.0	$217.0

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2018	$12.7	$1,615.4	$1,422.0	$(30.6)	$(1,133.8)	$105.9	$1,991.6
Net income	—	—	15.0	—	—	1.3	16.3
Other comprehensive income	—	—	—	—	38.3	5.2	43.5
Employee stock plans	—	(15.7)	—	10.9	—	—	(4.8)
Balance, March 31, 2019	$12.7	$1,599.7	$1,437.0	$(19.7)	$(1,095.5)	$112.4	$2,046.6
Balance, December 31, 2019	$12.7	$1,618.0	$1,679.3	$(18.2)	$(1,201.7)	$103.1	$2,193.2
Net income	—	—	21.1	—	—	2.5	23.6
Other comprehensive loss	—	—	—	—	(14.9)	(0.8)	(15.7)
Employee stock plans	—	(25.9)	—	17.4	—	—	(8.5)
Balance, March 31, 2020	$12.7	$1,592.1	$1,700.4	$(0.8)	$(1,216.6)	$104.8	$2,192.6
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified in order to conform with fiscal year 2020 presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2019 financial information has been derived from the Company’s audited consolidated financial statements.
Effective January 1, 2020, the Company began operating under two revised business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). HPMC is now comprised of the Specialty Materials and Forged Products businesses, as well as the ATI Europe distribution operations. The new AA&S segment combines the Specialty Alloys & Components (SAC) business, including the primary titanium operations in Richland, WA and Albany, OR, with ATI’s former Flat Rolled Products (FRP) business segment, which included the FRP business and the 60%-owned Shanghai STAL Precision Stainless Steel Company Limited (STAL), as well as the Uniti LLC (Uniti) and A&T Stainless 50%-owned joint ventures that are reported in AA&S segment results under the equity method of accounting. See Note 12, Business Segments, for further information. Financial results of aerospace-grade titanium plate products also transferred from HPMC to AA&S effective January 1, 2020. Prior period segment information has been restated to conform to this operating structure.

The Company’s collective bargaining agreements (CBAs) involving approximately 1,500 full-time employees expired on February 29, 2020 involving United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW)-represented employees located primarily within the AA&S segment operations, and at one HPMC segment facility. On March 25, 2020, the Company announced an agreement with the USW that extended the terms of the expired CBAs for one year, to February 28, 2021.
New Accounting Pronouncements Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued new optional accounting guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The new accounting guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new accounting guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments generally do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. Management is continuing to evaluate the issue, and presently does not expect a transition away from LIBOR, primarily involving ATI’s domestic credit facility and an interest rate swap contract, to have any significant financial impact to ATI.

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

In August 2018, the FASB issued new disclosure guidance on fair value measurement. This new guidance modifies the disclosure requirements on fair value measurements, including removal and modifications of various current disclosures as well as some additional disclosure requirements for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on requirement. This guidance was adopted by the Company in fiscal year 2020 without an impact on the Company’s consolidated financial statements other than disclosures.
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
Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the first quarters ended March 31, 2020 and 2019 were as follows:

(in millions)	First quarter ended
	March 31, 2020			March 31, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$358.8	$133.7	$492.5	$400.6	$125.0	$525.6
Energy*	24.1	146.5	170.6	28.1	140.4	168.5
Automotive	2.0	74.5	76.5	3.6	73.3	76.9
Food Equipment & Appliances	—	50.4	50.4	0.1	53.1	53.2
Construction/Mining	5.3	38.3	43.6	18.5	39.4	57.9
Medical	17.0	21.6	38.6	24.7	21.4	46.1
Electronics/Computers/Communications	0.3	32.9	33.2	—	34.1	34.1
Other	12.8	37.3	50.1	21.0	21.5	42.5
Total	$420.3	$535.2	$955.5	$496.6	$508.2	$1,004.8
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.

(in millions)	First quarter ended
	March 31, 2020			March 31, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$227.3	$378.8	$606.1	$269.0	$352.1	$621.1
Europe	133.5	37.6	171.1	158.6	52.4	211.0
Asia	25.1	94.2	119.3	42.7	80.5	123.2
Canada	11.6	10.4	22.0	11.4	15.0	26.4
South America, Middle East and other	22.8	14.2	37.0	14.9	8.2	23.1
Total	$420.3	$535.2	$955.5	$496.6	$508.2	$1,004.8

Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	First quarter ended
	March 31, 2020			March 31, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	40%	25%	32%	37%	23%	30%
Titanium and titanium-based alloys	25%	11%	17%	25%	12%	19%
Precision forgings, castings and components	35%	—%	16%	38%	—%	19%
Precision rolled strip products	—%	21%	12%	—%	23%	11%
Zirconium and related alloys	—%	13%	7%	—%	12%	6%
Total High-Value Products	100%	70%	84%	100%	70%	85%
Standard Products
Standard stainless products	—%	30%	16%	—%	30%	15%
Total	100%	100%	100%	100%	100%	100%

The Company maintains a backlog of confirmed orders totaling $2.12 billion and $2.59 billion at March 31, 2020 and 2019, respectively. Due to the structure of the Company’s long-term agreements, approximately 80% of this backlog at March 31, 2020 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of March 31, 2020 and December 31, 2019, accounts receivable with customers were $597.8 million and $558.7 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the three months ended March 31, 2020 and 2019:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	March 31, 2020	March 31, 2019
Balance as of beginning of fiscal year	$4.6	$6.0
Expense to increase the reserve	0.1	0.1
Write-off of uncollectible accounts	(0.3)	(0.4)
Balance as of period end	$4.4	$5.7

(in millions)
Contract Assets
Short-term	March 31, 2020	March 31, 2019
Balance as of beginning of fiscal year	$38.5	$51.2
Recognized in current year	25.1	23.9
Reclassified to accounts receivable	(20.2)	(26.4)
Impairment	—	—
Reclassification to/from long-term	0.1	—
Balance as of period end	$43.5	$48.7

Long-term	March 31, 2020	March 31, 2019
Balance as of beginning of fiscal year	$0.1	$0.1
Recognized in current year	—	—
Reclassified to accounts receivable	—	—
Impairment	—	—
Reclassification to/from short-term	(0.1)	—
Balance as of period end	$—	$0.1

(in millions)
Contract Liabilities
Short-term	March 31, 2020	March 31, 2019
Balance as of beginning of fiscal year	$78.7	$71.4
Recognized in current year	71.7	38.6
Amounts in beginning balance reclassified to revenue	(22.1)	(29.3)
Current year amounts reclassified to revenue	(17.1)	(2.8)
Other	(0.3)	—
Reclassification to/from long-term	3.4	—
Balance as of period end	$114.3	$77.9

Long-term	March 31, 2020	March 31, 2019
Balance as of beginning of fiscal year	$25.9	$7.3
Recognized in current year	7.4	0.3
Amounts in beginning balance reclassified to revenue	(0.2)	(0.3)
Current year amounts reclassified to revenue	—	—
Other	—	—
Reclassification to/from short-term	(3.4)	—
Balance as of period end	$29.7	$7.3

Contract costs for obtaining and fulfilling a contract were $6.3 million and $6.5 million as of March 31, 2020 and December 31, 2019, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three months ended March 31, 2020 and 2019 was $0.3 million.
Note 3. Inventories
Inventories at March 31, 2020 and December 31, 2019 were as follows (in millions):

	March 31, 2020	December 31, 2019
Raw materials and supplies	$174.8	$164.9
Work-in-process	908.9	899.6
Finished goods	171.7	161.3
Total inventories at current cost	1,255.4	1,225.8
Adjustment from current cost to LIFO cost basis	45.6	33.6
Inventory valuation reserves	(119.9)	(104.1)
Total inventories, net	$1,181.1	$1,155.3

Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains NRV inventory valuation reserves to adjust carrying value of LIFO inventory to current replacement cost. These NRV reserves were $45.6 million at March 31, 2020 and $33.6 million at December 31, 2019. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2020	2019
LIFO benefit	$12.0	$1.8
NRV charge	(12.0)	(1.9)
Net cost of sales impact	$—	$(0.1)

Note 4. Property, Plant and Equipment
Property, plant and equipment at March 31, 2020 and December 31, 2019 was as follows (in millions):

	March 31, 2020	December 31, 2019
Land	$34.2	$34.6
Buildings	861.8	832.7
Equipment and leasehold improvements	3,656.4	3,671.3
	4,552.4	4,538.6
Accumulated depreciation and amortization	(2,106.9)	(2,088.5)
Total property, plant and equipment, net	$2,445.5	$2,450.1

The construction in progress portion of property, plant and equipment at March 31, 2020 was $187.6 million.
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment, and manufactures Precision Rolled Strip stainless products mainly for the electronics, communication equipment, computer and automotive markets located in Asia. Cash and cash equivalents held by STAL as of March 31, 2020 were $18.8 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of March 31, 2020 were $4.9 million.

Equity Method Joint Ventures

A&T Stainless:
The Company has a 50% interest in Allegheny & Tsingshan Stainless (A&T Stainless), a joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America.
Tsingshan purchased its 50% joint venture interest in A&T Stainless in 2018 for $17.5 million, of which $12.0 million has been received by ATI. The A&T Stainless operations include the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provides hot-rolling conversion services to A&T Stainless using the AA&S segment’s Hot-Rolling and Processing Facility. ATI accounts for the A&T Stainless joint venture under the equity method of accounting.

In late March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. On April 27, 2020, the Company learned that two of three of these requests were denied by the U.S. Department of Commerce. A&T Stainless continues to be subject to the 25% tariff levied on its imports of semi-finished stainless slab products from Indonesia pending the outcome of this remaining request. Results of A&T Stainless have been and will continue to be negatively impacted by these tariffs on imported stainless slab products.

On March 31, 2020, ATI announced that A&T Stainless would be idling the DRAP facility at the end of June 2020, in an orderly shut down process. Processing operations on the DRAP are to continue during the second quarter of 2020. During the fourth quarter of 2019, A&T Stainless recorded a $14.2 million impairment charge on its long-lived assets, of which ATI recognized a $7.1 million equity loss for its 50% share. In addition, ATI recorded a $4.3 million reserve during the fourth quarter of 2019 on its net receivables for working capital advances and administrative services from A&T Stainless. No additional impairment charge on the long-lived assets of A&T Stainless or additional reserve on ATI’s receivables from A&T Stainless, based on ATI’s share of the estimated fair value of the joint venture’s net assets, was considered necessary during the first quarter of 2020.

As of March 31, 2020 and December 31, 2019, ATI had net receivables for working capital advances and administrative services, including the $4.3 million reserve, from A&T Stainless of $28.8 million and $32.5 million, respectively. For the March 31, 2020 net receivables, $8.6 million was reported in prepaid expenses and other current assets and $20.2 million in other long-term assets on the consolidated balance sheet, while for December 31, 2019, $8.3 million was reported in prepaid expenses and other current assets and $24.2 million in other long-term assets. In addition, accounts receivable from A&T Stainless were $2.5 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively. In addition, ATI evaluated the collectability of its remaining $5.5 million receivable from Tsingshan, which is reported in other long-term assets on the consolidated balance sheet, and concluded that no impairment or loss in expected value exists at this time.

ATI’s share of A&T Stainless results were losses of $3.9 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively, which is included in the AA&S segment’s operating results, and within other expense, net, on the consolidated statements of income.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.2 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, which is included in the AA&S segment’s operating results, and within other expense, net on the consolidated statements of income.
Note 6. Supplemental Financial Statement Information
Other income (expense), net for the three months ended March 31, 2020 and 2019 was as follows:

(in millions)	Three months ended March 31,
	2020	2019
Rent and royalty income	$0.3	$0.7
Gain (loss) from disposal of property, plant and equipment, net	2.5	(0.8)
Net equity loss on joint ventures (See Note 5)	(3.7)	(2.8)
Total other expense, net	$(0.9)	$(2.9)

Gains from disposal of property, plant and equipment, net for the three months ended March 31, 2020 included a $2.5 million gain on the sale of certain oil and gas rights. This cash gain is reported as an investing activity on the consolidated statement of cash flows for the three months ended March 31, 2020 and is excluded from segment operating results.

Note 7. Debt
Debt at March 31, 2020 and December 31, 2019 was as follows (in millions):

	March 31, 2020	December 31, 2019
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.875% Notes due 2027	350.0	350.0
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	287.5	287.5
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Term Loan due 2024	100.0	100.0
U.S. revolving credit facility	300.0	—
Foreign credit facilities	3.5	4.9
Finance leases and other	21.4	18.8
Debt issuance costs	(11.7)	(12.3)
Total debt	1,700.7	1,398.9
Short-term debt and current portion of long-term debt	310.7	11.5
Total long-term debt	$1,390.0	$1,387.4

(a) Bearing interest at 7.875% effective February 15, 2016.
Revolving Credit Facility

The Company has an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The ABL facility, which matures in September 2024, includes a $500 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $100 million term loan (Term Loan). The Company also has the ability, through June 30, 2020 and as long as no default or event of default has occurred and is continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw Term Loan). The Company also has the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Term Loan has an interest rate of 2.0% plus a LIBOR spread and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. The Company has a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $62.5 million. The Company was in compliance with the fixed charge coverage ratio covenant at March 31, 2020. Additionally, the Company must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 4.75% Convertible Notes due 2022 and the 5.875% Notes due 2023.
As of March 31, 2020, there were $300.0 million of outstanding borrowings under the revolving portion of the ABL facility, and $35.3 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $53 million bearing an average annual interest rate of 2.6% under the ABL facility for the first quarter of 2020, and no average revolving credit borrowings for the first quarter of 2019.

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2020, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 6 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 6% of a single year’s estimated nickel raw material purchase requirements.
At March 31, 2020, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At March 31, 2020, the Company hedged approximately 70% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2020 and approximately 50% for 2021.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2020, the Company held euro forward purchase contracts for forecasted capital expenditures designated as cash flow hedges with a notional value of approximately 2 million euro with maturity dates through May 2020.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, will be amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021.
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

(In millions) Asset derivatives	Balance sheet location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.7	4.4
Nickel and other raw material contracts	Other assets	0.1	1.2
Total derivatives designated as hedging instruments		0.8	5.6
Total asset derivatives		$0.8	$5.6
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1.0	$0.3
Foreign exchange contracts	Other current liabilities	0.1	—
Natural gas contracts	Other current liabilities	3.0	2.5
Nickel and other raw material contracts	Other current liabilities	4.7	2.5
Interest rate swap	Other long-term liabilities	3.0	1.2
Natural gas contracts	Other long-term liabilities	0.8	1.0
Nickel and other raw material contracts	Other long-term liabilities	0.8	—
Total derivatives designated as hedging instruments		13.4	7.5
Total liability derivatives		$13.4	$7.5

For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of March 31, 2020. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 14 for further explanation).
Assuming market prices remain constant with those at March 31, 2020, a pre-tax loss of $8.1 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2020 and 2019 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended March 31,		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Nickel and other raw material contracts	$(6.2)	$8.3	$(0.2)	$(0.4)
Natural gas contracts	(1.2)	(0.4)	(1.0)	0.1
Foreign exchange contracts	(0.1)	0.3	—	(0.3)
Interest rate swap	(1.9)	(0.2)	(0.2)	(0.1)
Total	$(9.4)	$8.0	$(1.4)	$(0.7)

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

Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. The Company has no outstanding foreign currency forward contracts not designated as hedges as of March 31, 2020.

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended March 31,
Derivatives Not Designated as Hedging Instruments	2020	2019
Foreign exchange contracts	$—	$0.1

Note 9. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2020 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$639.0	$639.0	$639.0	$—
Derivative financial instruments:
Assets	0.8	0.8	—	0.8
Liabilities	13.4	13.4	—	13.4
Debt (a)	1,712.4	1,580.1	1,155.2	424.9
The estimated fair value of financial instruments at December 31, 2019 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$490.8	$490.8	$490.8	$—
Derivative financial instruments:
Assets	5.6	5.6	—	5.6
Liabilities	7.5	7.5	—	7.5
Debt (a)	1,411.2	1,676.5	1,552.8	123.7

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
For the three month periods ended March 31, 2020 and 2019, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
Service cost - benefits earned during the year	$3.2	$3.2	$0.5	$0.5
Interest cost on benefits earned in prior years	21.5	26.3	2.7	3.7
Expected return on plan assets	(33.6)	(32.8)	—	—
Amortization of prior service cost (credit)	0.2	0.1	(0.9)	(0.7)
Amortization of net actuarial loss	18.6	18.4	2.7	3.3
Total retirement benefit expense	$9.9	$15.2	$5.0	$6.8

Note 11. Income Taxes

The first quarter 2020 provision for income taxes was $10.8 million, or 31.4% of income before taxes based on the actual year to date effective rate for this period. Due to overall global economic uncertainty, the Company was unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for the Company’s domestic operations can produce a significant variation in its annual effective tax rate. The tax provision for the first quarter 2019 was $0.8 million, or 4.7% of income before taxes, due to the net valuation allowance position in the U.S. The Company has analyzed the impacts of the CARES Act that was enacted on March 27, 2020 and has determined that the impact does not result in a material income tax expense or benefit. The Company continues to evaluate the overall changes between the deferred tax asset classifications of interest, pension and net operating losses resulting from the CARES Act.

Note 12. Business Segments
Effective January 1, 2020, the Company began operating under two revised business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). HPMC is now comprised of the Specialty Materials and Forged Products businesses, as well as our ATI Europe distribution operations. The updated HPMC segment intensifies its primary focus on maximizing aero-engine materials and components growth, with more than 80% of its revenue derived from the aerospace and defense markets. The new AA&S segment combines our Specialty Alloys & Components (SAC) business, including the primary titanium operations in Richland, WA and Albany, OR, with ATI’s former Flat Rolled Products (FRP) business segment, which included the FRP business, the 60%-owned STAL joint venture, and the Uniti and A&T Stainless 50%-owned joint ventures that are reported in AA&S segment results under the equity method of accounting. AA&S is focused on delivering high-value flat products primarily to the energy, aerospace, and defense end-markets, which comprise over 50% of its revenue. AA&S was created to align melting technologies with hot-rolling capabilities to produce products with faster flow times and lower costs. Financial results of our aerospace-grade titanium plate products also transferred from HPMC to AA&S effective January 1, 2020. All segment reporting information for 2020 and prior periods below reflect these two revised business segments.
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

	Three months ended March 31,
	2020	2019
Total sales:
High Performance Materials & Components	$448.5	$516.3
Advanced Alloys & Solutions	587.6	572.2
	1,036.1	1,088.5
Intersegment sales:
High Performance Materials & Components	28.2	19.7
Advanced Alloys & Solutions	52.4	64.0
	80.6	83.7
Sales to external customers:
High Performance Materials & Components	420.3	496.6
Advanced Alloys & Solutions	535.2	508.2
	$955.5	$1,004.8

	Three months ended March 31,
	2020	2019
Segment operating profit:
High Performance Materials & Components	$57.1	$51.7
Advanced Alloys & Solutions	24.1	10.0
Total segment operating profit	81.2	61.7
LIFO and net realizable value reserves	—	(0.1)
Corporate expenses	(12.8)	(16.6)
Closed operations and other expenses	(6.6)	(3.1)
Gain on asset sales, net	2.5	—
Restructuring and other charges	(8.0)	—
Interest expense, net	(21.9)	(24.8)
Income before income taxes	$34.4	$17.1

Corporate expenses were lower in the first quarter of 2020 compared to 2019 primarily due lower incentive compensation expense based on expected performance versus target metrics. Closed operations and other expenses in the first quarter 2020 included higher legal-related costs.

The $2.5 million gain on asset sales for the first quarter of 2020 consists of a gain on the sale of certain oil and gas rights (see Note 6).

Restructuring and other charges for the first quarter of 2020 are comprised of severance obligations for the reduction of approximately 90 positions for a voluntary retirement incentive program for eligible salaried employees, building on the previously announced restructuring program in the fourth quarter of 2019. Reserves for restructuring charges at March 31, 2020 consist of severance costs for these programs and are $12.4 million, of which $11.2 million are reported in other current liabilities and $1.2 million in other long-term liabilities on the consolidated balance sheet.
Note 13. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

	Three months ended
(In millions, except per share amounts)	March 31,
	2020	2019
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$21.1	$15.0
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	2.3	—
Numerator for diluted income per common share –
Net income attributable to ATI after assumed conversions	$23.4	$15.0
Denominator:
Denominator for basic net income per common share – weighted average shares	126.1	125.4
Effect of dilutive securities:
Share-based compensation	0.4	0.7
4.75% Convertible Senior Notes due 2022	19.9	—
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	146.4	126.1
Basic net income attributable to ATI per common share	$0.17	$0.12
Diluted net income attributable to ATI per common share	$0.16	$0.12

Common stock that would be issuable upon the assumed conversion of the 4.75% Convertible Senior Notes due 2022 and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three months ended March 31, 2020. There were 19.9 million anti-dilutive shares for the three months ended March 31, 2019.

Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended March 31, 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2019		$(1,083.1)		$(76.6)		$(0.5)	$(41.5)	$(1,201.7)
OCI before reclassifications		—		(22.6)		(9.4)	—	(32.0)
Amounts reclassified from AOCI	(a)	15.7	(b)	—	(c)	1.4	—	17.1
Net current-period OCI		15.7		(22.6)		(8.0)	—	(14.9)
Balance, March 31, 2020		$(1,067.4)		$(99.2)		$(8.5)	$(41.5)	$(1,216.6)
Attributable to noncontrolling interests:
Balance, December 31, 2019		$—		$9.8		$—	$—	$9.8
OCI before reclassifications		—		(0.8)		—	—	(0.8)
Amounts reclassified from AOCI		—	(b)	—		—	—	—
Net current-period OCI		—		(0.8)		—	—	(0.8)
Balance, March 31, 2020		$—		$9.0		$—	$—	$9.0

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 8).
The changes in AOCI by component, net of tax, for the three month period ended March 31, 2019 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2018		$(1,005.8)		$(73.9)		$(4.8)		$(49.3)	$(1,133.8)
OCI before reclassifications		—		5.8		8.0		—	13.8
Amounts reclassified from AOCI	(a)	16.1	(b)	—	(c)	0.7	(d)	7.7	24.5
Net current-period OCI		16.1		5.8		8.7		7.7	38.3
Balance, March 31, 2019		$(989.7)		$(68.1)		$3.9		$(41.6)	$(1,095.5)
Attributable to noncontrolling interests:
Balance, December 31, 2018		$—		$11.1		$—		$—	$11.1
OCI before reclassifications		—		5.2		—		—	5.2
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		5.2		—		—	$5.2
Balance, March 31, 2019		$—		$16.3		$—		$—	$16.3

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).

(b)	No amounts were reclassified to earnings.

(c)	Amounts related to derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 8).

(d)	Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.
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
Reclassifications out of AOCI for the three month periods ended March 31, 2020 and 2019 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended March 31, 2020	Three months ended March 31, 2019		Affected line item in the statements of income
Postretirement benefit plans
Prior service credit	$0.7	$0.6	(a)
Actuarial losses	(21.3)	(21.7)	(a)
	(20.6)	(21.1)	(c)	Total before tax
	(4.9)	(5.0)		Tax benefit (d)
	$(15.7)	$(16.1)		Net of tax
Derivatives
Nickel and other raw material contracts	$(0.3)	$(0.5)	(b)
Natural gas contracts	(1.3)	0.1	(b)
Foreign exchange contracts	—	(0.4)	(b)
Interest rate swap	(0.2)	(0.1)	(b)
	(1.8)	(0.9)	(c)	Total before tax
	(0.4)	(0.2)		Tax benefit (d)
	$(1.4)	$(0.7)		Net of tax

(a)	Amounts are reported in nonoperating retirement benefit expense (see Note 10).

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
At March 31, 2020, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $5 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $10 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing approximately 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, hydrocarbon and chemical processing, and electrical energy. In aggregate, these markets represent about 70% of our revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used for next-generation jet engine forgings and 3D-printed aerospace products.

Effective January 1, 2020, we began operating under two revised business segments: High Performance Materials &
Components (HPMC) and Advanced Alloys & Solutions (AA&S). HPMC is now comprised of the Specialty Materials and
Forged Products businesses, as well as the ATI Europe distribution operations. The new AA&S segment combines the Specialty Alloys & Components (SAC) business, including our primary titanium operations in Richland, WA and Albany, OR, with ATI’s former Flat Rolled Products (FRP) business segment, which included the FRP business, the 60%-owned Shanghai STAL Precision Stainless Steel Company Limited (STAL), and the Uniti LLC (Uniti) and Allegheny & Tsingshan Stainless (A&T Stainless) 50%-owned joint ventures that are reported in AA&S segment results under the equity method of accounting. Financial results of aerospace-grade titanium plate products also transferred from HPMC to AA&S effective January 1, 2020. All segment reporting information for 2020 and prior periods presented below reflect these two revised business segments.
ATI reported first quarter 2020 sales of $955.5 million and income before tax of $34.4 million, compared to sales of $1.0 billion and income before tax of $17.1 million for the first quarter of 2019. The 5% decrease in sales in the first quarter 2020 compared to the prior year is a result of the recently divested titanium investment castings and industrial forgings businesses.

Our gross profit for the first quarter of 2020 was $134.8 million, or 14.1% of sales, a $3.7 million increase, and a 110 basis point increase, compared to the first quarter 2019. The first quarter of 2019 results reflected unexpected short-term operational headwinds, including disruption in third party nickel powder billet supply, steep and rapid drop in cobalt prices and cost inefficiencies, particularly in our commodity stainless products business in the United States.
First quarter 2020 results include an $8.0 million restructuring charge comprised of severance obligations for the reduction of approximately 90 positions for a voluntary retirement incentive program for eligible salaried employees, building on the previously announced restructuring program in the fourth quarter of 2019. Once fully implemented, these combined cost reduction programs are expected to generate annualized benefits of $14 million. Results in 2020 also include a reduction in retirement benefit expense of approximately $7 million and a $2.5 million gain reported in other expense, net on an additional sale of certain oil and gas rights.
Net income attributable to ATI was $21.1 million, or $0.16 per share, in the first quarter of 2020, compared to net income attributable to ATI of $15.0 million, or $0.12 per share, for the first quarter of 2019. Results in 2020 were reported using a 31% tax rate, compared to a low 5% tax rate in 2019 due to the net valuation allowance position in the U.S. The higher current year tax rate accounted for an approximately $10 million decline in net income in the first quarter of 2020 when compared to the first quarter of 2019. Adjusted EBITDA, defined as income from continuing operations before interest and income taxes, plus depreciation and amortization, was $101.6 million, or 10.6% of sales, for the first quarter 2020, which is adjusted to exclude the $8.0 million restructuring charge discussed above. Adjusted EBITDA for the prior year quarter was $80.6 million, or 8.0% of sales. See the Financial Condition and Liquidity section for these calculations.

Our first quarter results, along with our solid cash and liquidity positions, provide a strong foundation to respond to the economic challenges created by the COVID-19 pandemic. As discussed above, at the start of 2020, ATI realigned its business segments to streamline operations and unlock synergies, proactively implementing workforce reduction initiatives in the fourth quarter 2019 and again in the first quarter 2020. To help further mitigate the financial impact from reduced aerospace and consumer demand levels stemming from the COVID-19 pandemic, we have expanded these cost reduction efforts in the second quarter 2020 to include the: temporary idling of operations to reduce costs and inventory, salary reductions to a substantial portion of our staff, reductions in 401(k) benefits for nearly all employees, furlough of non-essential positions, and significant reductions in capital expenditures and corporate expenses.
ATI’s sales to the aerospace & defense markets decreased 6%, to $492.5 million in the first quarter 2020, compared to the first quarter 2019, with a 5% decline from divestitures. Compared to the first quarter 2019, sales decreased 15% in the HPMC business segment and increased 5% in the AA&S business segment. HPMC sales declined by 9% as a result of the divested titanium investment castings and industrial forgings businesses. Sales to the aerospace & defense markets, which represented 85% of first quarter 2020 HPMC sales, were 10% lower, primarily resulting from a 7% decline from the divested businesses and also a decrease in sales to government aerospace & defense markets. AA&S sales increased compared to the prior year period largely due to higher Hot-Rolling and Processing Facility (HRPF) conversion services billings and increased sales in the aerospace & defense and energy markets.
HPMC sales of next-generation jet engine products, which represented 50% of total first quarter 2020 HPMC jet engine product sales, decreased 14% compared to the first quarter 2019 with 9% of this decline from divestitures.
Comparative information for our overall revenues (in millions) by end market, including divested businesses prior to sale, and their respective percentages of total revenues for the three month periods ended March 31, 2020 and 2019 were as follows:

	Three months ended		Three months ended
Markets	March 31, 2020		March 31, 2019
Aerospace & Defense	$492.5	52%	$525.7	52%
Energy*	170.6	18%	168.5	17%
Automotive	76.5	8%	76.9	8%
Food Equipment & Appliances	50.4	5%	53.2	5%
Construction/Mining	43.6	5%	57.9	6%
Medical	38.6	4%	46.1	5%
Electronics/Computers/Communication	33.2	3%	34.1	3%
Other	50.1	5%	42.4	4%
Total	$955.5	100%	$1,004.8	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.

For the first quarter 2020, international sales of $349 million and 37% of total sales decreased compared to $384 million, or 38% of total sales in the first quarter 2019. ATI’s international sales are mostly to the aerospace, energy, automotive and medical markets.
Sales of our high-value products represented 84% of total sales, the majority of which were consumed by our aerospace & defense customers, for the three months ended March 31, 2020. Comparative information for our major high-value and standard products, including divested business prior to sale, based on their percentages of revenues is as follows:

	Three months ended March 31,
	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	32%	30%
Titanium and titanium-based alloys	17%	19%
Precision forgings, castings and components	16%	19%
Precision rolled strip products	12%	11%
Zirconium and related alloys	7%	6%
Total High-Value Products	84%	85%
Standard Products
Standard stainless products	16%	15%
Grand Total	100%	100%
Segment operating profit for the first quarter 2020 was $81.2 million, or 8.5% of sales, compared to segment operating profit of $61.7 million, or 6.1% of sales, for the first quarter of 2019. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, closed operations expenses, the effects of LIFO inventory accounting and any related changes in net realizable value (NRV) inventory reserves, goodwill impairment charges, debt extinguishment charges, non-operating gains and losses and restructuring costs, if any. Results on our management basis of reporting were as follows (in millions):

	Three months ended March 31,
	2020	2019
Sales:
High Performance Materials & Components	$420.3	$496.6
Advanced Alloys & Solutions	535.2	508.2
Total external sales	$955.5	$1,004.8

Segment operating profit:
High Performance Materials & Components	$57.1	$51.7
% of Sales	13.6%	10.4%
Advanced Alloys & Solutions	24.1	10.0
% of Sales	4.5%	2.0%
Total segment operating profit	$81.2	$61.7
% of Sales	8.5%	6.1%

LIFO and net realizable value reserves	$—	$(0.1)
Corporate expenses	(12.8)	(16.6)
Closed operations and other expenses	(6.6)	(3.1)
Gain on asset sales, net	2.5	—
Restructuring and other charges	(8.0)	—
Interest expense, net	(21.9)	(24.8)
Income before income taxes	$34.4	$17.1

Business Segment Results
High Performance Materials & Components Segment
First quarter 2020 sales were $420.3 million, decreasing 15% compared to the first quarter 2019, primarily due to a 9% decline from business divestitures. Sales to the aerospace and defense markets, which were 85% of first quarter 2020 HPMC sales, were 10% lower, reflecting a 7% unfavorable impact from business divestitures and decreases in sales to the government aerospace & defense and medical markets. Sales of next-generation jet engine products, which represented 50% of total first quarter 2020 HPMC jet engine product sales, decreased 14% compared to the first quarter 2019 with 9% of this decline from divestitures.

Comparative information for our HPMC segment revenues (in millions) by market, including divested businesses prior to sale, and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2020 and 2019 is as follows:

	Three months ended		Three months ended
Markets	March 31, 2020		March 31, 2019
Aerospace & Defense:
Commercial Jet Engines	$247.1	59%	$268.8	54%
Commercial Airframes	74.8	18%	95.5	19%
Government Aerospace & Defense	36.9	8%	36.3	8%
Total Aerospace & Defense	358.8	85%	400.6	81%
Energy*	24.1	6%	28.1	5%
Medical	17.0	4%	24.7	5%
Construction/Mining	5.3	1%	18.5	4%
Other	15.1	4%	24.7	5%
Total	$420.3	100%	$496.6	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
International sales represented 46% of total segment sales for the first quarter 2020. Comparative information for the HPMC segment’s major product categories, including divested businesses prior to sale, based on their percentages of revenue for the three months ended March 31, 2020 and 2019, is as follows:

	Three months ended March 31,
	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	40%	37%
Precision forgings, castings and components	35%	38%
Titanium and titanium-based alloys	25%	25%
Total High-Value Products	100%	100%
Segment operating profit in the first quarter 2020 increased to $57.1 million, or 13.6% of total sales, compared to $51.7 million, or 10.4% of total sales, for the first quarter 2019. The first quarter of 2019 results reflected unexpected short-term operational headwinds, including disruption in third party nickel powder billet supply and steep and rapid drop in cobalt prices.
HPMC financial results are expected to significantly weaken in the second quarter 2020 due to demand disruptions in the aerospace & defense and energy markets as a result of the COVID-19 pandemic. Lower utilization rates are expected at most production facilities, leading to cost inefficiencies, along with weaker profit margins due to intense market competition. These market conditions are presently expected to continue for at least the remainder of 2020.

Advanced Alloys & Solutions Segment
First quarter 2020 sales were $535.2 million, increasing 5% compared to the first quarter 2019, primarily due to increases in sales to both the aerospace & defense and energy markets, which combined represent 52% of AA&S first quarter 2020 sales, and higher Hot-Rolling and Processing Facility (HRPF) conversion services billings. Sales of high-value products were 1% higher, with zirconium and related alloys 12% higher and nickel-based and specialty alloys 6% higher than the first quarter 2019. This increase more than offset a 9% decline in titanium and titanium-based alloys sales, and a 5% decline in sales of precision rolled strip products.
Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2020 and 2019 is as follows:

	Three months ended		Three months ended
Markets	March 31, 2020		March 31, 2019
Energy*	146.5	27%	140.4	28%
Aerospace & Defense	133.7	25%	125.0	25%
Automotive	74.5	14%	73.3	14%
Food Equipment & Appliances	50.4	9%	53.1	10%
Construction/Mining	38.3	7%	39.4	8%
Electronics/Computers/Communication	32.9	6%	34.1	7%
Other	58.9	12%	42.9	8%
Total	$535.2	100%	$508.2	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
International sales represented 29% of total segment sales for the first quarter 2020. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended March 31, 2020 and 2019, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Three months ended March 31,
	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	25%	23%
Precision rolled strip products	21%	23%
Zirconium and related alloys	13%	12%
Titanium and titanium-based alloys	11%	12%
Total High-Value Products	70%	70%
Standard Products
Standard stainless products	30%	30%
Grand Total	100%	100%
Segment operating profit was $24.1 million, or 4.5% of sales, for the first quarter 2020, compared to $10.0 million, or 2.0% of sales, for the first quarter 2019. AA&S segment results for the first quarter 2020 compared to the prior year period reflects lower retirement benefit expense of approximately $5 million. Compared to the prior year, results from our STAL joint venture improved and higher raw material surcharges provided a tailwind. The first quarter of 2019 results also reflected unexpected short-term operational headwinds, including cost inefficiencies, particularly in our commodity stainless products business in the U.S. Results also include a $0.9 million increase in net losses from joint ventures accounted for under the equity method, with $3.9 million of losses from the A&T Stainless joint venture operations in the first quarter 2020, which remained unprofitable due to Section 232 tariffs. On March 31, 2020, ATI announced that A&T Stainless would be idling its’ Midland, PA DRAP facility at the end of June 2020, in an orderly shut down process. Processing operations on the DRAP are to continue during the second quarter of 2020.
AA&S financial results are expected to significantly weaken in the second quarter 2020 due to demand disruptions in the aerospace, energy and general industrial markets as a result of the COVID-19 pandemic. Government defense and medical market sales are expected to be higher. Lower utilization rates are expected at most production facilities, leading to cost inefficiencies, along with weaker profit margins due to intense market competition. These market conditions are presently expected to continue for at least the remainder of 2020.

Corporate Items

There was no net effect on our results of operations for changes in last-in, first-out (LIFO) and net realizable value (NRV) inventory reserves for the first quarter of 2020. The net effect of changes in LIFO and NRV inventory reserves for the first quarter of 2019 was expense of $0.1 million. For the first quarter of 2020, a LIFO inventory valuation reserve benefit of $12.0 million was offset by an increase of the same magnitude in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the first quarter of 2019, a LIFO inventory valuation reserve benefit of $1.8 million was offset by an increase of $1.9 million in NRV inventory reserves.

Corporate expenses for the first quarter of 2020 were $12.8 million, compared to $16.6 million for the first quarter 2019. This decrease was primarily due lower incentive compensation expense based on expected performance versus target metrics.
Closed operations and other expenses for the first quarter 2020 were $6.6 million, compared to $3.1 million for the first quarter 2019. Closed operations and other expenses in the first quarter 2020 included higher legal-related costs.
During the first quarter of 2020, we recognized a $2.5 million cash gain for the sale of certain oil and gas rights. This non-core asset sale gain is reported in other expense, net, on the consolidated statement of income and is excluded from segment operating results.

An $8.0 million restructuring charge was recorded in the first quarter of 2020 for a voluntary retirement incentive program for eligible salaried employees, building on the previously announced restructuring program in the fourth quarter of 2019. Costs for this voluntary program are expected to be paid through mid-2021 based on phased retirement dates. This restructuring charge is excluded from segment operating results.
Interest expense, net of interest income, in the first quarter 2020 was $21.9 million, compared to net interest expense of $24.8 million for the first quarter 2019, primarily resulting from the debt reduction actions taken by the Company in the fourth quarter 2019 and increased interest income partially offset by borrowings in the current year under the Company’s Asset Based Lending Credit Facility. Capitalized interest reduced interest expense by $2.1 million in the first quarter 2020 and $0.8 million in the first quarter 2019.
Income Taxes

The first quarter 2020 provision for income taxes was $10.8 million, or 31.4% of income before taxes based on the actual year to date effective rate for this period. Due to overall global economic uncertainty, we were unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for our domestic operations can produce a significant variation in our annual effective tax rate. The tax provision for the first quarter 2019 was $0.8 million, or 4.7% of income before taxes, due to the net valuation allowance position in the U.S. We have analyzed the impacts of the CARES Act that was enacted on March 27, 2020 and have determined that the impact does not result in a material income tax expense or benefit. We continue to evaluate the overall changes between the deferred tax asset classifications of interest, pension and net operating losses resulting from the CARES Act.
Financial Condition and Liquidity

We have an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The ABL facility, which matures in September 2024, includes a $500 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $100 million term loan (Term Loan). We also have the ability, through June 30, 2020 and as long as no default or event of default has occurred and is continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw Term Loan). We also have the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Term Loan has an interest rate of 2.0% plus a LIBOR spread and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. We have a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 12.5% of the then applicable maximum borrowing amount under the revolving credit portion of the ABL and any outstanding Term Loan balance, or (ii) $62.5 million. We were in compliance with the fixed charge coverage ratio covenant at March 31, 2020. Additionally, we must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 4.75% Convertible Notes due 2022 and the 5.875% Notes due 2023.
As of March 31, 2020, there were $300.0 million of outstanding borrowings under the revolving portion of the ABL facility, and $35.3 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $53 million bearing an average annual interest rate of 2.6% under the ABL facility for the first quarter of 2020, and no average revolving credit borrowings for the first quarter of 2019. The outstanding borrowings under the revolving portion of the ABL facility as of March 31, 2020 were repaid in April 2020.
At March 31, 2020, we had $639 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $260 million. We do not expect to pay any significant U.S. federal or state income taxes in the next several years due to net operating loss carryforwards.

Our fiscal year 2020 funding requirements to the U.S. qualified defined benefit pension plans are approximately $130 million, of which $28 million was contributed in the first three months of 2020. The recently-enacted CARES Act legislation provides for near-term deferral of required qualified defined benefit pension plan contributions from interim 2020 dates until the end of the year. We have deferred making the scheduled April 15 contribution until later in 2020, and may elect to defer other scheduled interim contributions as permitted by the CARES Act. Using our long-term weighted average expected rate of return on pension plan assets of 7.16%, we expect to have average annual funding requirements of approximately $85 million to these pension plans for the next few years after 2020. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets and the discount rates used to measure pension liabilities. Pension trust asset performance for both our accounting and ERISA funding calculations is determined using the market value of plan assets at the end of each year. A significant decline in our pension plans’ funded status at year-end 2020 as measured under ERISA could require additional pension contributions starting in the third quarter of 2021.
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
Cash Flow and Working Capital
For the three months ended March 31, 2020, cash used in operations was $115.4 million, largely due to a $134.7 million use from higher managed working capital balances from increased business activity, $27.9 million in contributions to a U.S. defined benefit pension plan, and payment of 2019 annual incentive compensation. The cash used in operations of $130.0 million for the three months ended March 31, 2019 included a $25.1 million contribution to a U.S. defined benefit pension plan and $16 million in short-term working capital advances to the A&T Stainless joint venture.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At March 31, 2020, managed working capital increased to 35.5% of annualized total ATI sales compared to 30.0% of annualized sales at December 31, 2019. The $134.7 million increase in managed working capital at March 31, 2020 from December 31, 2019 resulted from a $39.1 million increase in accounts receivable, a $5.0 increase in short-term contract assets, a $29.6 million increase in inventory and a $96.6 million decrease in accounts payable, partially offset by a $35.6 million increase in short-term contract liabilities. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 9% as of March 31, 2020 compared to year end 2019. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, worsened by 7% as of March 31, 2020 compared to year end 2019. Our first quarter of the fiscal year generally has the highest use of cash from changes in managed working capital. This working capital balance is expected to be a source of cash for the rest of 2020 as our level of operating activity decreases in response to lower customer demand.

The components of managed working capital at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
(In millions)	2020	2019
Accounts receivable	$593.4	$554.1
Short-term contract assets	43.5	38.5
Inventory	1,181.1	1,155.3
Accounts payable	(424.6)	(521.2)
Short-term contract liabilities	(114.3)	(78.7)
Subtotal	1,279.1	1,148.0
Allowance for doubtful accounts	4.4	4.6
Adjustment from current cost to LIFO cost basis	(45.6)	(33.6)
Inventory valuation reserves	119.9	104.1
Managed working capital	$1,357.8	$1,223.1
Annualized prior 3 months sales	$3,821.9	$4,074.4
Managed working capital as a % of annualized sales	35.5%	30.0%
Change in managed working capital from December 31, 2019	$134.7
Cash used in investing activities was $25.2 million in the first three months of 2020, reflecting $29.1 million in capital expenditures partially offset by $2.9 million of proceeds from property, plant and equipment, largely due to the sale of certain oil and gas rights. Capital expenditures for the first quarter of 2020 primarily related to HPMC growth projects including the new iso-thermal press and heat-treating expansion in Cudahy, WI. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $288.8 million in the first quarter of 2020 and consisted primarily of the $300 million of borrowings under the revolving credit portion of the ABL facility.
At March 31, 2020, cash and cash equivalents on hand totaled $639.0 million, an increase of $148.2 million from year end 2019. Cash and cash equivalents held by our foreign subsidiaries was $48.9 million at March 31, 2020, of which $18.8 million was held by the STAL joint venture.
Debt
Total debt outstanding of $1,712.4 million at March 31, 2020 increased $301.2 million compared to December 31, 2019, with $300.0 million of ABL revolving credit facility borrowings outstanding at March 31, 2020 as a temporary measure to ensure we maintain a strong liquidity position during a period of credit market uncertainty.
In managing our overall capital structure, some of the measures on which we focus are debt to EBITDA, which measures our ability to repay our incurred debt, net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. We define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, for the latest 12 month period. We define Adjusted EBITDA as EBITDA excluding significant charges or credits, including goodwill impairment charges, restructuring charges including long-lived asset impairments, and other postretirement/pension curtailment and settlement gains and losses. We believe that EBITDA and Adjusted EBITDA are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. EBITDA and Adjusted EBITDA are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles.
All of these leverage ratios worsened in 2020, primarily as a result of higher debt from the revolving credit facility borrowing. As of March 31, 2020, our debt to Adjusted EBITDA ratio was 3.11, compared to 2.67 at December 31, 2019, and net debt to Adjusted EBITDA ratio was 1.95, compared to 1.74 at December 31, 2019.

	Three months ended		Latest 12 months ended	Fiscal year ended
	March 31, 2020	March 31, 2019	March 31, 2020	December 31, 2019

Income before income taxes	$34.4	$17.1	$258.9	$241.6
Interest expense	21.9	24.8	96.1	99.0
Depreciation and amortization	37.3	38.7	149.7	151.1
Restructuring charge	8.0	—	12.5	4.5
Joint venture impairment charge	—	—	11.4	11.4
Debt extinguishment charge	—	—	21.6	21.6
Adjusted EBITDA	$101.6	$80.6	$550.2	$529.2

Total debt (a)			$1,712.4	$1,411.2
Less: Cash			(639.0)	(490.8)
Net debt			$1,073.4	$920.4

Debt to Adjusted EBITDA			3.11	2.67
Net Debt to EBITDA			1.95	1.74
Net debt as a percentage of total capitalization was 34.0% at March 31, 2020, compared to 30.6% at December 31, 2019.

(In millions)	March 31, 2020	December 31, 2019
Total debt (a)	$1,712.4	$1,411.2
Less: Cash	(639.0)	(490.8)
Net debt	$1,073.4	$920.4
Total ATI stockholders’ equity	2,087.8	2,090.1
Net ATI total capital	$3,161.2	$3,010.5
Net debt to ATI total capital	34.0%	30.6%
Total debt to total capitalization of 45.1% at March 31, 2020 increased from 40.3% at December 31, 2019.

(In millions)	March 31, 2020	December 31, 2019
Total debt (a)	$1,712.4	$1,411.2
Total ATI stockholders’ equity	2,087.8	2,090.1
Total ATI capital	$3,800.2	$3,501.3
Total debt to total ATI capital	45.1%	40.3%

(a)	Excludes debt issuance costs.
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
Critical Accounting Policies
Inventory
At March 31, 2020, we had net inventory of $1,181.1 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the three months ended March 31, 2020 and 2019, the LIFO inventory valuation method resulted in cost of sales that were $12.0 million and $1.8 million lower, respectively, than would have been recognized under the FIFO methodology to value our inventory.

Due primarily to persistent raw material deflation in prior years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting NRV inventory reserve, if any, is recognized in the period that the need for the reserve is identified. Our NRV reserves were $45.6 million at March 31, 2020 and $33.6 million at December 31, 2019.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2020	2019
LIFO benefit	$12.0	$1.8
NRV charge	(12.0)	(1.9)
Net cost of sales impact	$—	$(0.1)
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

At March 31, 2020, we had $521 million of goodwill on our consolidated balance sheet, a decrease of $5 million from December 31, 2019 due foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment. Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

For our annual goodwill impairment evaluation conducted in the fourth quarter of 2019, quantitative goodwill assessments were performed for the two HPMC reporting units with goodwill. Fair values were determined by using a quantitative assessment that may include discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any, which represents Level 3 unobservable information in the fair value hierarchy. These impairment assessments and valuation methods require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants we have identified. For example, our weighted average cost of capital used in our discounted cash flow assessments was approximately 11% and long-term growth rates ranged from 3% to 3.5%. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. A reconciliation of the aggregate fair values of all reporting units to market capitalization is also performed using a reasonable control premium in order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date.

For the 2019 evaluation, our two HPMC reporting units with goodwill, comprised of $461 million of goodwill at Forged Products and $65 million of goodwill at Specialty Materials, had fair values that were significantly in excess of carrying value. No indicators of impairment were observed in the first quarter 2020. Recent disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic, and the increasing uncertainty of near-term demand requirements of aero-engine and airframe markets based on government responses to the pandemic and ongoing interactions with our customers, make it at least reasonably possible that an interim test for goodwill impairment at our Forged Products reporting unit may be required during 2020.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which made broad and complex changes to the U.S. tax code. We continue to analyze the impact of the Tax Act as additional guidance is finalized. At this time, we have not made any material adjustments to the previously presented amounts in the 2019, 2018 or 2017 audited financial statements for the evolving Tax Act guidance and interpretations. Additionally, on March 27, 2020, the U.S. government enacted the CARES Act, which includes certain income tax changes, in response to the COVID-19 pandemic. We have determined that the CARES Act changes do not result in a material income tax expense or benefit to ATI. We are continuing to evaluate the overall changes between the deferred tax asset classifications of interest, pension and net operating losses resulting from the CARES Act.
Retirement Benefits
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. The estimated effect at the year-end 2019 valuation date of a decrease in the discount rate by 0.50% would increase pension liabilities by approximately $140 million. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are deferred and amortized over future periods in accordance with accounting standards.

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
Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Pending Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for information on new and pending accounting pronouncements.
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals and changes in international trade duties and other aspects of international trade policy; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages; (h) the risks of business and economic disruption related to the currently ongoing COVID-19 pandemic and other health epidemics or outbreaks that may arise; and (i) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2019, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts half of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, will be amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At March 31, 2020, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $4.0 million, comprised of $1.0 million in other current liabilities and $3.0 million in other long-term liabilities on the balance sheet.
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
At March 31, 2020, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 70% of our forecasted domestic requirements for natural gas for the remainder of 2020 and approximately 50% for 2021 are hedged. At March 31, 2020, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $3.8 million, comprised of $3.0 million in other current liabilities and $0.8 million in other long-term liabilities on the balance sheet. For the three months ended March 31, 2020, natural gas hedging activity increased cost of sales by $1.3 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2019, we used approximately 105 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $105 million. In addition, in 2019, we also used approximately 360 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of $0.01 per pound would result in increased costs of approximately $3.6 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2020, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 6 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 6% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2020, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $4.7 million, comprised of $0.7 million in prepaid expense and other current assets, $0.1 million in other long-term assets, $4.7 million in other current liabilities and $0.8 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2020, we held euro forward purchase contracts for forecasted capital expenditures designated as cash flow hedges with a notional value of approximately 2 million euro with maturity dates through May 2020.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have no euro notional value outstanding as of March 31, 2020 of foreign currency forward contracts not designated as hedges.

At March 31, 2020, the net mark-to-market valuation of our outstanding foreign currency forward contracts was an unrealized pre-tax loss of $0.1 million, all of which is in other current liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2019, and addressed in Note 15 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
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
The following is an update to, and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our financial condition and results of operations have been and are expected to continue to be adversely affected by the recent coronavirus pandemic.
Our operations and financial performance, and those of many of the customers and suppliers in some of the industries that we serve, have been negatively impacted by the novel strain of the coronavirus (COVID-19) pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity, disruptions in global supply chains and significant volatility and disruption of financial markets. The ultimate impact of the COVID-19 pandemic on our business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individual actions taken in response to the pandemic and their impact on global economic activity; general economic uncertainty in key global markets and financial market and commodity price volatility; and the pace of recovery when the COVID-19 pandemic subsides. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, we currently are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, cash flow, liquidity, access to capital and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	—	$—	—	$—
February 1-29, 2020	401,229	$19.33	—	$—
March 1-31, 2020	631	$19.44	—	$—
Total	401,860	$19.33	—	$—

Item 6.	Exhibits
(a) Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	May 5, 2020	By	/s/ Donald P. Newman
Donald P. Newman
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2020	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)