Form 10-Q
period 2020-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2020-08-04
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 17, 2020, the registrant had outstanding 126,814,081 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$539.1	$490.8
Accounts receivable, net	483.6	554.1
Short-term contract assets	41.6	38.5
Inventories, net	1,103.5	1,155.3
Prepaid expenses and other current assets	33.8	64.3
Total Current Assets	2,201.6	2,303.0
Property, plant and equipment, net	2,455.0	2,450.1
Goodwill	236.4	525.8
Other assets	276.4	355.7
Total Assets	$5,169.4	$5,634.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$275.8	$521.2
Short-term contract liabilities	109.8	78.7
Short-term debt and current portion of long-term debt	12.8	11.5
Other current liabilities	216.0	237.8
Total Current Liabilities	614.4	849.2
Long-term debt	1,516.9	1,387.4
Accrued postretirement benefits	303.9	312.5
Pension liabilities	685.0	731.5
Other long-term liabilities	206.9	160.8
Total Liabilities	3,327.1	3,441.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-126,813,383 shares at June 30, 2020 and 126,695,171 shares at December 31, 2019; outstanding-126,813,078 shares at June 30, 2020 and 126,085,348 shares at December 31, 2019	12.7	12.7
Additional paid-in capital	1,617.8	1,618.0
Retained earnings	1,277.6	1,679.3
Treasury stock: 305 shares at June 30, 2020 and 609,823 shares at December 31, 2019	—	(18.2)
Accumulated other comprehensive loss, net of tax	(1,172.8)	(1,201.7)
Total ATI stockholders’ equity	1,735.3	2,090.1
Noncontrolling interests	107.0	103.1
Total Equity	1,842.3	2,193.2
Total Liabilities and Equity	$5,169.4	$5,634.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales	$770.3	$1,080.4	$1,725.8	$2,085.2

Cost of sales	695.6	902.7	1,516.3	1,776.4
Gross profit	74.7	177.7	209.5	308.8
Selling and administrative expenses	44.4	67.7	102.8	135.7
Impairment of goodwill	287.0	—	287.0	—
Restructuring charges	16.7	—	24.7	—
Operating (loss) income	(273.4)	110.0	(205.0)	173.1
Nonoperating retirement benefit expense	(11.2)	(18.4)	(22.4)	(36.7)
Interest expense, net	(21.7)	(25.9)	(43.6)	(50.7)
Debt extinguishment charge	(21.5)	—	(21.5)	—
Other income (expense), net	0.5	18.6	(0.4)	15.7
(Loss) income before income taxes	(327.3)	84.3	(292.9)	101.4
Income tax provision	92.6	5.8	103.4	6.6
Net (loss) income	(419.9)	78.5	(396.3)	94.8
Less: Net income attributable to noncontrolling interests	2.7	3.4	5.2	4.7
Net (loss) income attributable to ATI	$(422.6)	$75.1	$(401.5)	$90.1

Basic net (loss) income attributable to ATI per common share	$(3.34)	$0.60	$(3.18)	$0.72

Diluted net (loss) income attributable to ATI per common share	$(3.34)	$0.54	$(3.18)	$0.66
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(419.9)	$78.5	$(396.3)	$94.8
Currency translation adjustment
Unrealized net change arising during the period	14.2	(8.5)	(9.2)	2.5
Derivatives
Net derivatives gain (loss) on hedge transactions	2.0	(5.7)	(10.3)	4.8
Reclassification to net income (loss) of net realized loss	4.2	0.5	6.0	1.4
Income taxes on derivative transactions	2.5	—	—	—
Total	3.7	(5.2)	(4.3)	6.2
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	21.3	21.8	42.6	43.5
Prior service cost
Amortization to net income (loss) of net prior service credits	(0.8)	(0.6)	(1.5)	(1.2)
Income taxes on postretirement benefit plans	(4.9)	—	—	—
Total	25.4	21.2	41.1	42.3
Other comprehensive income, net of tax	43.3	7.5	27.6	51.0
Comprehensive (loss) income	(376.6)	86.0	(368.7)	145.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.2	(0.2)	3.9	6.3
Comprehensive (loss) income attributable to ATI	$(378.8)	$86.2	$(372.6)	$139.5
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2020	2019
Operating Activities:
Net (loss) income	$(396.3)	$94.8
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	72.9	77.6
Deferred taxes	98.1	2.7
Impairment of goodwill	287.0	—
Debt extinguishment charge	21.5	—
Net gains from disposal of property, plant and equipment	(2.5)	(28.3)
Loss from sale of business	—	7.7
Changes in operating assets and liabilities:
Inventories	51.8	(36.6)
Accounts receivable	70.5	(77.7)
Accounts payable	(245.4)	(77.5)
Retirement benefits	(17.0)	(34.2)
Accrued liabilities and other	45.0	(32.9)
Cash used in operating activities	(14.4)	(104.4)
Investing Activities:
Purchases of property, plant and equipment	(66.0)	(51.3)
Proceeds from sale of businesses, net of transaction costs	—	33.4
Proceeds from disposal of property, plant and equipment	3.2	29.4
Other	1.0	(0.1)
Cash (used in) provided by investing activities	(61.8)	11.4
Financing Activities:
Borrowings on long-term debt	385.0	—
Payments on long-term debt and finance leases	(207.2)	(3.3)
Net borrowings under credit facilities	0.7	5.4
Purchase of convertible note capped call	(19.0)	—
Debt issuance costs	(8.1)	—
Debt extinguishment charge	(19.1)	—
Shares repurchased for income tax withholding on share-based compensation and other	(7.8)	(9.9)
Cash provided by (used in) financing activities	124.5	(7.8)
Increase (decrease) in cash and cash equivalents	48.3	(100.8)
Cash and cash equivalents at beginning of period	490.8	382.0
Cash and cash equivalents at end of period	$539.1	$281.2
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, March 31, 2019	$12.7	$1,599.7	$1,437.0	$(19.7)	$(1,095.5)	$112.4	$2,046.6
Net income	—	—	75.1	—	—	3.4	78.5
Other comprehensive income (loss)	—	—	—	—	11.1	(3.6)	7.5
Employee stock plans	—	4.9	(0.3)	1.4	—	—	6.0
Balance, June 30, 2019	$12.7	$1,604.6	$1,511.8	$(18.3)	$(1,084.4)	$112.2	$2,138.6
Balance, March 31, 2020	$12.7	$1,592.1	$1,700.4	$(0.8)	$(1,216.6)	$104.8	$2,192.6
Net (loss) income	—	—	(422.6)	—	—	2.7	(419.9)
Other comprehensive income (loss)	—	—	—	—	43.8	(0.5)	43.3
Equity component of convertible note	—	48.7	—	—	—	—	48.7
Convertible note capped call	—	(19.0)	—	—	—	—	(19.0)
Employee stock plans	—	(4.0)	(0.2)	0.8	—	—	(3.4)
Balance, June 30, 2020	$12.7	$1,617.8	$1,277.6	$—	$(1,172.8)	$107.0	$1,842.3

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2018	$12.7	$1,615.4	$1,422.0	$(30.6)	$(1,133.8)	$105.9	$1,991.6
Net income	—	—	90.1	—	—	4.7	94.8
Other comprehensive income	—	—	—	—	49.4	1.6	51.0
Employee stock plans	—	(10.8)	(0.3)	12.3	—	—	1.2
Balance, June 30, 2019	$12.7	$1,604.6	$1,511.8	$(18.3)	$(1,084.4)	$112.2	$2,138.6
Balance, December 31, 2019	$12.7	$1,618.0	$1,679.3	$(18.2)	$(1,201.7)	$103.1	$2,193.2
Net (loss) income	—	—	(401.5)	—	—	5.2	(396.3)
Other comprehensive income (loss)	—	—	—	—	28.9	(1.3)	27.6
Equity component of convertible note	—	48.7	—	—	—	—	48.7
Convertible note capped call	—	(19.0)	—	—	—		(19.0)
Employee stock plans	—	(29.9)	(0.2)	18.2	—	—	(11.9)
Balance, June 30, 2020	$12.7	$1,617.8	$1,277.6	$—	$(1,172.8)	$107.0	$1,842.3
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
Effective January 1, 2020, the Company began operating under two revised business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). HPMC is now comprised of the Specialty Materials and Forged Products businesses, as well as the ATI Europe distribution operations. The new AA&S segment combines the Specialty Alloys & Components (SAC) business, including the primary titanium operations in Richland, WA and Albany, OR, with ATI’s former Flat Rolled Products (FRP) business segment, which included the FRP business and the 60%-owned Shanghai STAL Precision Stainless Steel Company Limited (STAL), as well as the Uniti LLC (Uniti) and Allegheny & Tsingshan Stainless (A&T Stainless) 50%-owned joint ventures that are reported in AA&S segment results under the equity method of accounting. See Note 13, Business Segments, for further information. Financial results of aerospace-grade titanium plate products also transferred from HPMC to AA&S effective January 1, 2020. Prior period segment information has been restated to conform to this operating structure.

The Company’s collective bargaining agreements (CBAs) with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW) involving approximately 1,500 full-time represented employees located primarily within the AA&S segment operations expired on February 29, 2020. On March 25, 2020, the Company announced an agreement with the USW that extended the terms of the expired CBAs for one year, to February 28, 2021.
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

In August 2018, the FASB issued new disclosure guidance on fair value measurement. This new guidance modifies the disclosure requirements on fair value measurements, including removal and modifications of various current disclosures as well as some additional disclosure requirements for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on the requirement. This guidance was adopted by the Company in fiscal year 2020 without an impact on the Company’s consolidated financial statements other than disclosures.
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
Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the second quarters and six months ended June 30, 2020 and 2019 were as follows:

(in millions)	Second quarter ended
	June 30, 2020			June 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$252.3	$113.3	$365.6	$444.8	$127.4	$572.2
Energy*	22.8	144.7	167.5	33.4	180.0	213.4
Automotive	1.0	49.8	50.8	3.1	70.5	73.6
Food Equipment & Appliances	0.1	47.1	47.2	—	49.6	49.6
Electronics/Computers/Communications	0.2	39.3	39.5	0.3	37.8	38.1
Construction/Mining	5.0	29.8	34.8	13.4	39.2	52.6
Medical	10.3	19.6	29.9	21.1	21.3	42.4
Other	9.0	26.0	35.0	17.0	21.5	38.5
Total	$300.7	$469.6	$770.3	$533.1	$547.3	$1,080.4

(in millions)	Six Months Ended
	June 30, 2020			June 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$611.1	$247.0	$858.1	$845.4	$252.4	$1,097.8
Energy*	46.9	291.2	338.1	61.5	320.4	381.9
Automotive	3.0	124.3	127.3	6.7	143.8	150.5
Food Equipment & Appliances	0.1	97.5	97.6	0.1	102.7	102.8
Construction/Mining	10.3	68.1	78.4	31.9	78.6	110.5
Electronics/Computers/Communications	0.5	72.2	72.7	0.3	71.9	72.2
Medical	27.3	41.2	68.5	45.8	42.7	88.5
Other	21.8	63.3	85.1	38.0	43.0	81.0
Total	$721.0	$1,004.8	$1,725.8	$1,029.7	$1,055.5	$2,085.2
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.

(in millions)	Second quarter ended
	June 30, 2020			June 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$166.2	$311.0	$477.2	$290.2	$350.3	$640.5
Europe	92.0	32.4	124.4	160.9	46.3	207.2
Asia	27.6	91.1	118.7	49.4	122.5	171.9
Canada	5.1	11.1	16.2	14.9	14.5	29.4
South America, Middle East and other	9.8	24.0	33.8	17.7	13.7	31.4
Total	$300.7	$469.6	$770.3	$533.1	$547.3	$1,080.4

(in millions)	Six Months Ended
	June 30, 2020			June 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$393.5	$689.8	$1,083.3	$559.2	$702.4	$1,261.6
Europe	225.5	70.0	295.5	319.5	98.7	418.2
Asia	52.7	185.3	238.0	92.1	203.0	295.1
Canada	16.7	21.5	38.2	26.3	29.5	55.8
South America, Middle East and other	32.6	38.2	70.8	32.6	21.9	54.5
Total	$721.0	$1,004.8	$1,725.8	$1,029.7	$1,055.5	$2,085.2
Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Second quarter ended
	June 30, 2020			June 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	36%	26%	30%	37%	30%	33%
Titanium and titanium-based alloys	29%	13%	19%	25%	10%	18%
Precision forgings, castings and components	35%	—%	14%	38%	—%	19%
Precision rolled strip products	—%	19%	12%	—%	21%	10%
Zirconium and related alloys	—%	14%	8%	—%	11%	6%
Total High-Value Products	100%	72%	83%	100%	72%	86%
Standard Products
Standard stainless products	—%	28%	17%	—%	28%	14%
Total	100%	100%	100%	100%	100%	100%

	Six Months Ended
	June 30, 2020			June 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	38%	25%	31%	37%	26%	32%
Titanium and titanium-based alloys	27%	12%	18%	25%	11%	18%
Precision forgings, castings and components	35%	—%	15%	38%	—%	19%
Precision rolled strip products	—%	21%	12%	—%	22%	11%
Zirconium and related alloys	—%	13%	8%	—%	12%	6%
Total High-Value Products	100%	71%	84%	100%	71%	86%
Standard Products
Standard stainless products	—%	29%	16%	—%	29%	14%
Total	100%	100%	100%	100%	100%	100%

The Company maintained a backlog of confirmed orders totaling $1.51 billion and $2.38 billion at June 30, 2020 and 2019, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at June 30, 2020 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of June 30, 2020 and December 31, 2019, accounts receivable with customers were $488.1 million and $558.7 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the six months ended June 30, 2020 and 2019:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	June 30, 2020	June 30, 2019
Balance as of beginning of fiscal year	$4.6	$6.0
Expense to increase the reserve	0.2	0.2
Write-off of uncollectible accounts	(0.3)	(1.0)
Reclassification to held for sale	—	(0.2)
Balance as of period end	$4.5	$5.0

(in millions)
Contract Assets
Short-term	June 30, 2020	June 30, 2019
Balance as of beginning of fiscal year	$38.5	$51.2
Recognized in current year	37.5	45.1
Reclassified to accounts receivable	(34.5)	(48.0)
Impairment	—	—
Reclassification to/from long-term	0.1	—
Reclassification to held for sale	—	(7.4)
Balance as of period end	$41.6	$40.9

Long-term	June 30, 2020	June 30, 2019
Balance as of beginning of fiscal year	$0.1	$0.1
Recognized in current year	—	—
Reclassified to accounts receivable	—	—
Impairment	—	—
Reclassification to/from short-term	(0.1)	—
Balance as of period end	$—	$0.1

(in millions)
Contract Liabilities
Short-term	June 30, 2020	June 30, 2019
Balance as of beginning of fiscal year	$78.7	$71.4
Recognized in current year	97.9	57.1
Amounts in beginning balance reclassified to revenue	(33.9)	(44.8)
Current year amounts reclassified to revenue	(38.5)	(14.4)
Other	(0.2)	—
Reclassification to/from long-term	5.8	—
Balance as of period end	$109.8	$69.3

Long-term	June 30, 2020	June 30, 2019
Balance as of beginning of fiscal year	$25.9	$7.3
Recognized in current year	12.4	0.5
Amounts in beginning balance reclassified to revenue	(0.5)	(0.5)
Current year amounts reclassified to revenue	—	—
Other	—	—
Reclassification to/from short-term	(5.8)	—
Balance as of period end	$32.0	$7.3

Contract costs for obtaining and fulfilling a contract were $6.1 million and $6.5 million as of June 30, 2020 and December 31, 2019, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three and six months ended June 30, 2020 was $0.4 million and $0.7 million, respectively. Contract cost amortization expense for the three and six months ended June 30, 2019 was $0.3 million and $0.6 million, respectively.
Note 3. Inventories
Inventories at June 30, 2020 and December 31, 2019 were as follows (in millions):

	June 30, 2020	December 31, 2019
Raw materials and supplies	$202.2	$164.9
Work-in-process	796.8	899.6
Finished goods	186.5	161.3
Total inventories at current cost	1,185.5	1,225.8
Adjustment from current cost to LIFO cost basis	47.6	33.6
Inventory valuation reserves	(129.6)	(104.1)
Total inventories, net	$1,103.5	$1,155.3
Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains net realizable value (NRV) inventory valuation reserves to adjust carrying value of LIFO inventory to current replacement cost. These NRV reserves were $47.6 million at June 30, 2020 and $33.6 million at December 31, 2019. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Six months ended June 30,
	2020	2019
LIFO benefit	$14.0	$5.8
NRV charge	(14.0)	(5.9)
Net cost of sales impact	$—	$(0.1)
Note 4. Property, Plant and Equipment
Property, plant and equipment at June 30, 2020 and December 31, 2019 was as follows (in millions):

	June 30, 2020	December 31, 2019
Land	$34.9	$34.6
Buildings	876.8	832.7
Equipment and leasehold improvements	3,681.3	3,671.3
	4,593.0	4,538.6
Accumulated depreciation and amortization	(2,138.0)	(2,088.5)
Total property, plant and equipment, net	$2,455.0	$2,450.1
The construction in progress portion of property, plant and equipment at June 30, 2020 was $203.5 million.
Note 5. Goodwill Impairment

At June 30, 2020, the Company had $236.4 million of goodwill on its consolidated balance sheet, all of which relates to the HPMC segment. Goodwill decreased $289.4 million at June 30, 2020 compared to December 31, 2019, due to a $287.0 million interim impairment charge in the HPMC segment and $2.4 million from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.

The Company performs its annual goodwill impairment evaluations in the fourth quarter of each year. During the second quarter of 2020, the Company performed an interim goodwill impairment analysis on the Forged Products reporting unit and its $460.4 million goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic, and the increasing uncertainty of near-term demand requirements of aero-engine and airframe markets based on government responses to the pandemic and ongoing interactions with customers. In the previous 2019 annual goodwill impairment evaluation, this reporting unit had a fair value that exceeded carrying value by approximately 30%. For the 2020 interim impairment analysis, fair value was determined by a quantitative assessment that used a discounted cash flow technique, which represents Level 3 unobservable information in the fair value hierarchy. As a result of the second quarter 2020 interim goodwill impairment evaluation, the Company determined that the fair value of the Forged Products reporting unit was below carrying value, including goodwill, by $287.0 million. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in commercial aerospace market demand. Consequently, during the second quarter of 2020, the Company recorded a $287.0 million impairment charge for the partial impairment of the Forged Products reporting unit goodwill, most of which was assigned from the Company’s 2011 Ladish acquisition that was not deductible for income tax purposes. This goodwill impairment charge was excluded from 2020 HPMC business segment results. Accumulated goodwill impairment losses as of June 30, 2020 and December 31, 2019 were $528.0 million and $241.0 million, respectively.

The $236.4 million of goodwill remaining as of June 30, 2020 on the Company’s consolidated balance sheet is comprised of $173.4 million at Forged Products and $63.0 million at Specialty Materials. No indicators of impairment were observed in the second quarter 2020 associated with any other of the Company’s long-lived assets.
Note 6. Joint Ventures

The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statements of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting.

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment, and manufactures Precision Rolled Strip stainless products mainly for the electronics, communication equipment, computer and automotive markets located in Asia. Cash and cash equivalents held by STAL as of June 30, 2020 were $34.9 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of June 30, 2020 were $4.2 million.

Equity Method Joint Ventures

A&T Stainless:
The Company has a 50% interest in A&T Stainless, a joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased its 50% joint venture interest in A&T Stainless in 2018 for $17.5 million, of which $12.0 million has been received by ATI. The A&T Stainless operations include the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provides hot-rolling conversion services to A&T Stainless using the AA&S segment’s Hot-Rolling and Processing Facility. ATI accounts for the A&T Stainless joint venture under the equity method of accounting.

In late March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the U.S. Department of Commerce in the second quarter of 2020. A&T Stainless continues to be subject to the 25% tariff levied on its imports of semi-finished stainless slab products from Indonesia.

Results of A&T Stainless have been and will continue to be negatively impacted by these tariffs on imported stainless slab products.

On March 31, 2020, ATI announced that A&T Stainless would be idling the DRAP facility in 2020, in an orderly shut down process. Operations at the DRAP facility will continue through early in the third quarter of 2020. A&T Stainless recorded a $4.8 million charge in the second quarter 2020 for contractual termination benefits as a result of the idling decision. ATI’s share of A&T Stainless results were losses of $4.6 million and $8.5 million for the three and six months ended June 30, 2020, respectively, and losses of $4.0 million and $7.3 million for the three and six months ended June 30, 2019, respectively, which is included within other income/expense, net, on the consolidated statements of operations. These equity method results are reported in the AA&S segment, with the exception of ATI’s $2.4 million share of the charge for termination benefits.

During the fourth quarter of 2019, A&T Stainless recorded a $14.2 million impairment charge on its long-lived assets, of which ATI recognized a $7.1 million equity loss for its 50% share. In addition, ATI recorded a $4.3 million reserve during the fourth quarter of 2019 on its net receivables for working capital advances and administrative services from A&T Stainless. No additional impairment charge on the long-lived assets of A&T Stainless or additional reserve on ATI’s receivables from A&T Stainless, based on ATI’s share of the estimated fair value of the joint venture’s net assets, was considered necessary during the first six months of 2020.

As of June 30, 2020 and December 31, 2019, ATI had net receivables for working capital advances and administrative services, including the $4.3 million reserve, from A&T Stainless of $17.6 million and $32.5 million, respectively. For the June 30, 2020 net receivables, $2.0 million was reported in prepaid expenses and other current assets and $15.6 million in other long-term assets on the consolidated balance sheet, while for December 31, 2019, $8.3 million was reported in prepaid expenses and other current assets and $24.2 million in other long-term assets. In addition, ATI evaluated the collectability of its remaining $5.5 million receivable from Tsingshan, which is reported in other long-term assets on the consolidated balance sheet, and concluded that no impairment or loss in expected value exists at this time.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.
Note 7. Supplemental Financial Statement Information
Other income (expense), net for the three and six months ended June 30, 2020 and 2019 was as follows:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Rent and royalty income	$0.2	$0.7	$0.5	$1.4
Gains from disposal of property, plant and equipment, net	—	29.1	2.5	28.3
Net equity loss on joint ventures (See Note 6)	(1.9)	(3.5)	(5.6)	(6.3)
Joint venture restructuring charges (See Note 6)	(2.4)	—	(2.4)	—
Loss from sale of businesses	—	(7.7)	—	(7.7)
Adjustment to indemnification for conditional ARO costs	4.3	—	4.3	—
Other	0.3	—	0.3	—
Total other income (expense), net	$0.5	$18.6	$(0.4)	$15.7
Gains from disposal of property, plant and equipment, net for the six months ended June 30, 2020 include a $2.5 million gain on the sale of certain oil and gas rights. Gains from disposal of property, plant and equipment, net for the three and six months ended June 30, 2019 include a $29.3 million gain on the sale of certain oil and gas rights. These cash gains are reported as investing activities on the consolidated statements of cash flows for the six months ended June 30, 2020 and June 30, 2019, respectively, and are excluded from segment operating results.

In the second quarter of 2020, the Company finalized a settlement agreement for an indemnity claim concerning a conditional asset retirement obligation (ARO) with the buyer of a formerly-owned business and as a result, the Company reduced ARO reserves by $4.3 million.
Note 8. Debt
Debt at June 30, 2020 and December 31, 2019 was as follows (in millions):

	June 30, 2020	December 31, 2019
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.875% Notes due 2027	350.0	350.0
Allegheny Technologies 3.5% Convertible Senior Notes due 2025	285.0	—
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	84.2	287.5
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Term Loan due 2024	200.0	100.0
U.S. revolving credit facility	—	—
Foreign credit facilities	5.6	4.9
Finance leases and other	21.3	18.8
Debt issuance costs	(16.1)	(12.3)
Equity component of convertible debt	(50.3)	—
Total debt	1,529.7	1,398.9
Short-term debt and current portion of long-term debt	12.8	11.5
Total long-term debt	$1,516.9	$1,387.4

(a) Bearing interest at 7.875% effective February 15, 2016.
Revolving Credit Facility

The Company has an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The ABL facility, which matures in September 2024, includes a $500 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and as of June 30, 2020, a $200 million term loan (Term Loan). In June 2020, the Company exercised its right to borrow an additional $100 million under the term loan portion of the ABL, with the same September 2024 maturity date. The Term Loan has an interest rate of 2.0% plus a LIBOR spread and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. The Company was in compliance with the fixed charge coverage ratio covenant at June 30, 2020. Additionally, the Company must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 4.75% Convertible Notes due 2022 and the 5.875% Notes due 2023.
As of June 30, 2020, there were no outstanding borrowings under the revolving portion of the ABL facility, and $35.2 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $58 million bearing an average annual interest rate of 2.2% under the ABL facility for the first six months of 2020. There were no average revolving credit borrowings for the first six months of 2019.

Convertible Notes

In June 2020, the Company issued and sold $285.0 million aggregate principal amount of 3.5% Convertible Senior Notes due 2025 (the 2025 Convertible Notes). The Company granted the underwriters a 13-day option to purchase up to an additional $40.0 million aggregate principal amount of 2025 Convertible Notes on the same terms and conditions to cover over-allotments, if any. The underwriters exercised a portion of this option on June 30, 2020, and the Company completed the offering and sale of an additional $6.4 million aggregate principal amount of 2025 Convertible Notes on July 2, 2020, subsequent to the end of the second quarter 2020. Interest on the 2025 Convertible Notes at the 3.5% cash coupon rate is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2020.

The Company used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of its outstanding 4.75% Convertible Senior Notes due 2022 (the 2022 Convertible Notes), resulting in a $21.5 million debt extinguishment charge, which included a $19.1 million cash make-whole payment related to the early extinguishment of the 2022 Convertible Notes as required by the applicable indenture, and a $2.4 million charge for deferred debt issue costs. The Company also used $19.0 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, described below, which was recorded as a reduction to additional paid-in-capital in stockholders’ equity on the consolidated balance sheet. The remainder of the net proceeds from the offering will be used for general corporate purposes.

The Company does not have the right to redeem the 2025 Convertible Notes prior to June 15, 2023. On or after June 15, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the 2025 Convertible Notes, at its option, at a redemption price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest if the last reported sale price of ATI’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which ATI provides written notice of redemption.

The initial conversion rate for the 2025 Convertible Notes is 64.5745 shares of ATI common stock per $1,000 principal amount of the 2025 Convertible Notes, equivalent to an initial conversion price of approximately $15.49 per share. Prior to the close of business on the business day immediately preceding March 15, 2025, the 2025 Convertible Notes will be convertible at the option of the holders of 2025 Convertible Notes only upon the satisfaction of specified conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2025 Convertible Notes will be convertible at the option of holders of 2025 Convertible Notes at any time regardless of these conditions. Conversions of the 2025 Convertible Notes may be settled in cash, shares of ATI’s common stock or a combination thereof, at ATI’s election.

As a result of this flexible settlement feature of the 2025 Convertible Notes, the embedded conversion option is required to be separately accounted for as a component of stockholders’ equity. The value of the embedded conversion option was determined to be $50.3 million based on the estimated fair value of comparable senior unsecured debt without the conversion feature, using an income approach of expected present value. The equity component will be amortized as additional non-cash interest expense over the term of the 2025 Convertible Notes using the effective interest method, and is not remeasured as long as it continues to meet the conditions for equity classification. Offering costs attributable to the debt component totaling $7.3 million are being amortized to interest expense over the term of the 2025 Convertible Notes, and offering costs attributable to the equity component totaling $1.6 million were netted within stockholders’ equity. As a result, $48.7 million of the 2025 Convertible Notes was recorded in additional paid-in-capital in stockholders’ equity ($50.3 million of the gross $285.0 million, net of $1.6 million of allocated offering costs). Including debt issue cost amortization, the 2025 Convertible Notes will have reported interest expense at an 8.4% rate, higher than the 3.5% cash coupon rate.

Holders of the 2025 Convertible Notes may require ATI to repurchase their 2025 Convertible Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the 2025 Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In connection with certain corporate events or if ATI issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2025 Convertible Notes in connection with such corporate event or during the relevant redemption period.

In connection with the pricing of the 2025 Convertible Notes, ATI entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates (collectively, the Counterparties). The capped call transactions are expected generally to reduce potential dilution to ATI’s common stock upon any conversion of the 2025 Convertible Notes and/or offset any cash payments ATI is required to make in excess of the principal amount of converted 2025 Convertible

Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions initially is approximately $19.76 per share, and is subject to adjustments under the terms of the capped call transactions. ATI entered into additional capped call transactions with the Counterparties related to the additional $6.4 million aggregate principal amount of the 2025 Convertible Notes issued on July 2, 2020, subsequent to the end of the second quarter 2020.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2020, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 5 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is less than 10% of a single year’s estimated nickel raw material purchase requirements.
At June 30, 2020, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At June 30, 2020, the Company hedged approximately 100% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2020 and approximately 60% for 2021.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2020, the Company had no significant outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, will be amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021.
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

(In millions) Asset derivatives	Balance sheet location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Prepaid expenses and other current assets	1.2	4.4
Natural gas contracts	Prepaid expenses and other current assets	0.1	—
Nickel and other raw material contracts	Other assets	0.2	1.2
Total derivatives designated as hedging instruments		1.5	5.6
Total asset derivatives		$1.5	$5.6
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1.1	$0.3
Natural gas contracts	Other current liabilities	2.5	2.5
Nickel and other raw material contracts	Other current liabilities	0.8	2.5
Interest rate swap	Other long-term liabilities	3.1	1.2
Natural gas contracts	Other long-term liabilities	0.2	1.0
Nickel and other raw material contracts	Other long-term liabilities	0.3	—
Total derivatives designated as hedging instruments		8.0	7.5
Total liability derivatives		$8.0	$7.5
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of June 30, 2020. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 16 for further explanation).
Assuming market prices remain constant with those at June 30, 2020, a pre-tax loss of $3.1 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2020 and 2019 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended June 30,		Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Nickel and other raw material contracts	$2.0	$(1.9)	$(1.8)	$(0.2)
Natural gas contracts	(0.1)	(1.9)	(1.0)	(0.1)
Foreign exchange contracts	—	(0.2)	(0.1)	—
Interest rate swap	(0.3)	(0.3)	(0.3)	(0.1)
Total	$1.6	$(4.3)	$(3.2)	$(0.4)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Six months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Nickel and other raw material contracts	$(4.2)	$6.4	$(2.0)	$(0.6)
Natural gas contracts	(1.3)	(2.3)	(2.0)	—
Foreign exchange contracts	(0.1)	0.1	(0.1)	(0.3)
Interest rate swap	(2.2)	(0.5)	(0.5)	(0.2)
Total	$(7.8)	$3.7	$(4.6)	$(1.1)
(a)The gains (losses) reclassified from accumulated OCI into income related to the derivatives, with the exception of the interest rate swap, are presented in cost of sales in the same period or periods in which the hedged item affects earnings. The gains (losses) reclassified from accumulated OCI into income on the interest rate swap are presented in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2020 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$539.1	$539.1	$539.1	$—
Derivative financial instruments:
Assets	1.5	1.5	—	1.5
Liabilities	8.0	8.0	—	8.0
Debt (a)	1,596.1	1,563.8	1,336.9	226.9

The estimated fair value of financial instruments at December 31, 2019 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$490.8	$490.8	$490.8	$—
Derivative financial instruments:
Assets	5.6	5.6	—	5.6
Liabilities	7.5	7.5	—	7.5
Debt (a)	1,411.2	1,676.5	1,552.8	123.7
(a)The total carrying amount for debt for both periods excludes debt issuance costs related to the recognized debt liability which is presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The June 30, 2020 debt carrying value includes $50.3 million recorded in stockholders’ equity for a portion of the 2025 Convertible Notes due to the flexible settlement feature of the notes (see Note 8).

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
Note 11. Retirement Benefits
The Company has defined contribution retirement plans or defined benefit pension plans covering substantially all employees. Company contributions to defined contribution retirement plans are generally based on a percentage of eligible pay or based on hours worked. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code (IRC). The Company also sponsors several postretirement plans covering certain collectively-bargained salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. In most retiree health care plans, Company contributions towards premiums are capped based on the cost as of a certain date, thereby creating a defined contribution. All defined benefit pension and retiree health care plans are closed to new entrants.
For the three month periods ended June 30, 2020 and 2019, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
Service cost - benefits earned during the year	$3.1	$3.1	$0.6	$0.4
Interest cost on benefits earned in prior years	21.6	26.4	2.7	3.7
Expected return on plan assets	(33.6)	(32.9)	—	—
Amortization of prior service cost (credit)	0.2	0.1	(1.0)	(0.7)
Amortization of net actuarial loss	18.6	18.4	2.7	3.4
Total retirement benefit expense	$9.9	$15.1	$5.0	$6.8

For the six month periods ended June 30, 2020 and 2019, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service cost - benefits earned during the year	$6.3	$6.3	$1.1	$0.9
Interest cost on benefits earned in prior years	43.1	52.7	5.4	7.4
Expected return on plan assets	(67.2)	(65.7)	—	—
Amortization of prior service cost (credit)	0.4	0.2	(1.9)	(1.4)
Amortization of net actuarial loss	37.2	36.8	5.4	6.7
Total retirement benefit expense	$19.8	$30.3	$10.0	$13.6
Note 12. Income Taxes

The provision for income taxes for the second quarter and six months ended June 30, 2020 was $92.6 million, or (28.3)%, and $103.4 million, or (35.3)%, respectively, of loss before taxes. In the second quarter 2020, ATI recorded a $99.0 million deferred tax asset valuation allowance on its U.S. federal and state tax attributes. The Company entered into a three-year cumulative loss within the United States as of June 30, 2020, limiting the Company’s ability to utilize future projections when analyzing the need for a valuation allowance therefore limiting sources of income as part of the analysis. The Company continues to be unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for the Company’s domestic operations could produce a significant variation in its annual effective tax rate. The tax provision for the second quarter 2019 and the six months ended June 30, 2019 was $5.8 million, or 6.9%, and $6.6 million, or 6.5%, respectively, of income before taxes, due to deferred tax asset valuation allowances in the United States.

The Company has analyzed the impacts of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 and has determined that the impact does not result in a material income tax expense or benefit. The Company continues to evaluate the overall changes between the deferred tax asset classifications of interest, pension and net operating losses resulting from the CARES Act.
Note 13. Business Segments
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

The measure of segment operating profit, which is used to analyze the performance and results of the business segments, excludes all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, corporate expenses, net interest expense, closed operations and other expenses, charges for goodwill impairment (see Note 5), restructuring and other charges (see Note 14), debt extinguishment charges and non-operating gains and losses. Management believes segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total sales:
High Performance Materials & Components	$316.7	$552.8	$765.2	$1,069.1
Advanced Alloys & Solutions	506.2	612.8	1,093.8	1,185.0
	822.9	1,165.6	1,859.0	2,254.1
Intersegment sales:
High Performance Materials & Components	16.0	19.7	44.2	39.4
Advanced Alloys & Solutions	36.6	65.5	89.0	129.5
	52.6	85.2	133.2	168.9
Sales to external customers:
High Performance Materials & Components	300.7	533.1	721.0	1,029.7
Advanced Alloys & Solutions	469.6	547.3	1,004.8	1,055.5
	$770.3	$1,080.4	$1,725.8	$2,085.2

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Segment operating profit:
High Performance Materials & Components	$9.2	$78.4	$66.3	$130.1
Advanced Alloys & Solutions	18.1	36.1	42.2	46.1
Total segment operating profit	27.3	114.5	108.5	176.2
LIFO and net realizable value reserves	—	—	—	(0.1)
Corporate expenses	(7.7)	(18.0)	(20.5)	(34.6)
Closed operations and other income (expense)	2.4	(7.9)	(4.2)	(11.0)
Restructuring and other charges (See Note 14)	(16.7)	—	(24.7)	—
Impairment of goodwill (See Note 5)	(287.0)	—	(287.0)	—
Joint venture restructuring charges (See Note 6)	(2.4)	—	(2.4)	—
Gain on asset sales, net	—	21.6	2.5	21.6
Debt extinguishment charge (See Note 8)	(21.5)	—	(21.5)	—
Interest expense, net	(21.7)	(25.9)	(43.6)	(50.7)
(Loss) income before income taxes	$(327.3)	$84.3	$(292.9)	$101.4

Corporate expenses were lower for the second quarter and first six months of 2020 compared to 2019 primarily due to lower incentive compensation expense based on expected performance versus targeted metrics, and lower expenses resulting from cost reduction actions. Closed operations and other expenses were lower in the second quarter and first six months of 2020 compared to 2019, as the second quarter of 2020 benefited by $4.3 million from settlements of contract indemnity obligations, along with foreign currency gains and lower legal, environmental, and retirement benefit expense of closed operations, compared to the prior year period.

The $2.5 million gain on asset sales, net for the six months ended June 30, 2020 consists of a gain on the sale of certain oil and gas rights (see Note 7). The $21.6 million gain on asset sales, net for the three and six months ended June 30, 2019 consists of a $29.3 million gain on the sale of certain oil and gas rights, partially offset by a $7.7 million loss on the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY.

Note 14. Restructuring

For the second quarter and six months ended June 30, 2020, the Company recorded restructuring charges of $16.7 million and $24.7 million, respectively, which are presented as restructuring charges in the consolidated statements of operations. These charges were a result of workforce right-sizing actions to better match the Company’s cost structure to expected demand, primarily as a result of economic challenges created by the COVID-19 pandemic. For the second quarter of 2020, these charges are comprised of severance obligations for the elimination of approximately 550 positions for both involuntary reductions and voluntary retirement incentive programs related to both salary and hourly employees in the HPMC segment. For the six months ended June 30, 2020, these charges also include severance obligations for the reduction of approximately 90 positions for a voluntary retirement incentive program completed in the first quarter of 2020 for eligible salaried employees, building on the previously announced restructuring program in the fourth quarter of 2019.

Reserves for restructuring charges at June 30, 2020 consist of severance costs incurred in the fourth quarter 2019 and the first half of 2020, which are expected to be substantially paid by mid-2021. Restructuring reserves activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2019	$4.5
Additions	24.7
Payments	(2.8)
Balance at June 30, 2020	$26.4

Of this $26.4 million restructuring reserve balance at June 30, 2020, $25.6 million is recorded in other current liabilities and $0.8 million is recorded in other long-term liabilities on the consolidated balance sheet.
Note 15. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three months ended		Six months ended
(In millions, except per share amounts)	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Numerator for basic (loss) income per common share –
Net (loss) income attributable to ATI	$(422.6)	$75.1	$(401.5)	$90.1
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	3.2	—	6.5
3.5% Convertible Senior Notes due 2025	—	—	—	—
Numerator for diluted (loss) income per common share –
Net (loss) income attributable to ATI after assumed conversions	$(422.6)	$78.3	$(401.5)	$96.6
Denominator:
Denominator for basic net (loss) income per common share – weighted average shares	126.6	125.9	126.4	125.7
Effect of dilutive securities:
Share-based compensation	—	0.6	—	0.6
4.75% Convertible Senior Notes due 2022	—	19.9	—	19.9
3.5% Convertible Senior Notes due 2025	—	—	—	—
Denominator for diluted net (loss) income per common share – adjusted weighted average shares and assumed conversions	126.6	146.4	126.4	146.2
Basic net (loss) income attributable to ATI per common share	$(3.34)	$0.60	$(3.18)	$0.72
Diluted net (loss) income attributable to ATI per common share	$(3.34)	$0.54	$(3.18)	$0.66
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were

20.5 million and 20.4 million anti-dilutive shares for the three and six month periods ended June 30, 2020, respectively. There were no anti-dilutive shares for the three and six months periods ended June 30, 2019.
Note 16. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended June 30, 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2020		$(1,067.4)		$(99.2)		$(8.5)		$(41.5)	$(1,216.6)
OCI before reclassifications		—		14.7		1.6		—	16.3
Amounts reclassified from AOCI	(a)	15.6	(b)	—	(c)	3.2	(d)	8.7	27.5
Net current-period OCI		15.6		14.7		4.8		8.7	43.8
Balance, June 30, 2020		$(1,051.8)		$(84.5)		$(3.7)		$(32.8)	$(1,172.8)
Attributable to noncontrolling interests:
Balance, March 31, 2020		$—		$9.0		$—		$—	$9.0
OCI before reclassifications		—		(0.5)		—		—	(0.5)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.5)		—		—	(0.5)
Balance, June 30, 2020		$—		$8.5		$—		$—	$8.5
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the six month period ended June 30, 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2019		$(1,083.1)		$(76.6)		$(0.5)		$(41.5)	$(1,201.7)
OCI before reclassifications		—		(7.9)		(7.8)		—	(15.7)
Amounts reclassified from AOCI	(a)	31.3	(b)	—	(c)	4.6	(d)	8.7	44.6
Net current-period OCI		31.3		(7.9)		(3.2)		8.7	28.9
Balance, June 30, 2020		$(1,051.8)		$(84.5)		$(3.7)		$(32.8)	$(1,172.8)
Attributable to noncontrolling interests:
Balance, December 31, 2019		$—		$9.8		$—		$—	$9.8
OCI before reclassifications		—		(1.3)		—		—	(1.3)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.3)		—		—	(1.3)
Balance, June 30, 2020		$—		$8.5		$—		$—	$8.5

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended June 30, 2019 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2019		$(989.7)		$(68.1)		$3.9		$(41.6)	$(1,095.5)
OCI before reclassifications		—		(4.9)		(4.3)		—	(9.2)
Amounts reclassified from AOCI	(a)	16.3	(b)	—	(c)	0.4	(d)	3.6	20.3
Net current-period OCI		16.3		(4.9)		(3.9)		3.6	11.1
Balance, June 30, 2019		$(973.4)		$(73.0)		$—		$(38.0)	$(1,084.4)
Attributable to noncontrolling interests:
Balance, March 31, 2019		$—		$16.3		$—		$—	$16.3
OCI before reclassifications		—		(3.6)		—		—	(3.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.6)		—		—	$(3.6)
Balance, June 30, 2019		$—		$12.7		$—		$—	$12.7
The changes in AOCI by component, net of tax, for the six month period ended June 30, 2019 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2018		$(1,005.8)		$(73.9)		$(4.8)		$(49.3)	$(1,133.8)
OCI before reclassifications		—		0.9		3.7		—	4.6
Amounts reclassified from AOCI	(a)	32.4	(b)	—	(c)	1.1	(d)	11.3	44.8
Net current-period OCI		32.4		0.9		4.8		11.3	49.4
Balance, June 30, 2019		$(973.4)		$(73.0)		$—		$(38.0)	$(1,084.4)
Attributable to noncontrolling interests:
Balance, December 31, 2018		$—		$11.1		$—		$—	$11.1
OCI before reclassifications		—		1.6		—		—	1.6
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		1.6		—		—	$1.6
Balance, June 30, 2019		$—		$12.7		$—		$—	$12.7

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 9).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.
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

Reclassifications out of AOCI for the three and six month periods ended June 30, 2020 and 2019 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.8	$0.6	$1.5	$1.2	(a)
Actuarial losses	(21.3)	(21.8)	(42.6)	(43.5)	(a)
	(20.5)	(21.2)	(41.1)	(42.3)	(c)	Total before tax
	(4.9)	(4.9)	(9.8)	(9.9)		Tax benefit (d)
	$(15.6)	$(16.3)	$(31.3)	$(32.4)		Net of tax
Derivatives
Nickel and other raw material contracts	$(2.3)	$(0.3)	$(2.6)	$(0.8)	(b)
Natural gas contracts	(1.3)	(0.1)	(2.6)	—	(b)
Foreign exchange contracts	(0.1)	—	(0.1)	(0.4)	(b)
Interest rate swap	(0.5)	(0.1)	(0.7)	(0.2)	(b)
	(4.2)	(0.5)	(6.0)	(1.4)	(c)	Total before tax
	(1.0)	(0.1)	(1.4)	(0.3)		Tax benefit (d)
	$(3.2)	$(0.4)	$(4.6)	$(1.1)		Net of tax

(a)Amounts are reported in nonoperating retirement benefit expense (see Note 11).
(b)Amounts related to derivatives, with the exception of the interest rate swap, are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the interest rate swap are included in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings (see Note 8).
(c)For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of operations.
(d)These amounts exclude the impact of any deferred tax asset valuation allowances, when applicable.
Note 17. Commitments and Contingencies
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
At June 30, 2020, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $5 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $10 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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

ATI reported second quarter 2020 sales of $770.3 million and a loss before tax of $327.3 million, compared to sales of $1.1 billion and income before tax of $84.3 million for the second quarter of 2019. Results in 2019 included $40 million of sales and minimal segment operating profit related to the divested titanium investment castings and industrial forgings businesses. Our gross profit for the second quarter of 2020 was $74.7 million, or 9.7% of sales, a $103.0 million decrease, and a 670 basis point decrease, compared to the second quarter 2019, largely due to weakened market conditions resulting from the COVID-19 pandemic.

Second quarter 2020 results included $327.6 million of pretax charges, all of which are excluded from segment results and consisted of the following:
•$287.0 million for impairment of a portion of goodwill at our Forged Products operations,
•$21.5 million for debt extinguishment on $203.2 million, or 71%, of the principal balance of the outstanding 4.75% Convertible Senior Notes due 2022 (the 2022 Convertible Notes),
•$16.7 million of restructuring charges for severance for hourly and salary employees, and
•$2.4 million of severance charges at our A&T Stainless joint venture.

The goodwill impairment and restructuring charges are included in operating income (loss) on the consolidated statements of operations, which was an operating loss of $273.4 million for the second quarter 2020, compared to operating income of $110.0 million for the second quarter 2019.

Nonoperating items included a reduction in nonoperating retirement benefit expense of approximately $7 million in the second quarter 2020, compared to the prior year period. Second quarter 2019 other (nonoperating) income included $21.6 million in gains from non-core asset sales, consisting of a $29.3 million gain to monetize oil and gas rights, partially offset by a $7.7 million loss on the sale of our industrial forgings business. In the second quarter 2020, we recorded a $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes, due to a three-year cumulative loss position. Net loss attributable to ATI was $422.6 million, or ($3.34) per share, in the second quarter of 2020, compared to net income attributable to ATI of $75.1 million, or $0.54 per share, for the second quarter of 2019. Adjusted EBITDA was $57.6 million, or 7.5% of sales, for the second quarter 2020, and $149.1 million, or 13.8% of sales, for the prior year quarter. See the Financial Condition and Liquidity section of Management’s Discussion and Analysis for these non-GAAP definitions and calculations.

Second quarter results reflect the weakened market conditions resulting from the COVID-19 pandemic. We maintained our solid cash and liquidity positions during the second quarter 2020, and issued $285 million aggregate principal amount of new, five-year convertible debt in June 2020 to partially retire our 2022 Convertible Notes while lowering cash interest costs and reducing future stockholder dilution. We also repaid the $300 million of revolving credit facility borrowings that were outstanding at the end of first quarter 2020, and exercised our option to draw another $100 million term loan within our asset based lending credit facility. These actions are further discussed in the Financial Condition and Liquidity section of Management’s Discussion and Analysis.

As discussed above, at the start of 2020, ATI realigned its business segments to streamline operations and unlock synergies, and proactively implemented workforce reduction initiatives in the fourth quarter 2019 and again in both the first and second quarters of 2020 to better match our cost structure to expected demand. To date, we have implemented plans to reduce company-wide employment levels by approximately 800 people, or about 10% of our total workforce. To help further mitigate the financial impact from reduced aerospace and consumer demand levels stemming from the COVID-19 pandemic, we also implemented additional cost reduction efforts in the second quarter 2020 including the temporary idling of operations to reduce costs and inventory, salary reductions to a substantial portion of our staff, reductions in 401(k) benefits for nearly all employees, furlough of non-essential positions, and significant reductions in capital expenditures and corporate expenses. Overall, ATI expects $140 million to $160 million of 2020 cost reductions. These actions provide a strong foundation to respond to the economic challenges created by the COVID-19 pandemic. We will continue to evaluate our demand levels and operating rates and may take additional actions as warranted.

Compared to the second quarter 2019, sales decreased 44% in the HPMC business segment and decreased 14% in the AA&S business segment. HPMC sales declined by 5% as a result of the titanium investment castings and industrial forgings businesses divested in 2019. Sales to the aerospace & defense markets, which represented 84% of second quarter 2020 HPMC sales, were 43% lower, primarily resulting from a 50% decrease in sales to the commercial aerospace market, partially offset by an increase in the government aerospace & defense markets. Divested businesses accounted for 4% of the HPMC aerospace & defense sales decline. Compared to the prior year period, lower AA&S sales were largely due to 20% declines in both the energy and commercial aerospace markets, as well lower sales to the automotive market.

Results for the first six months of 2020 were sales of $1.73 billion and loss before tax of $292.9 million, compared to sales of $2.09 billion and income before tax of $101.4 million for the first six months of 2019. Our gross profit was $209.5 million, or 12.1% of sales, a $99.3 million decline compared to the first six months of 2019, reflecting COVID-19 impacts. The 2020 results include the $327.6 million of charges recorded in the second quarter 2020 discussed above as well as an $8.0 million restructuring charge recorded in the first quarter of 2020, which is excluded from segment results, for severance obligations for a voluntary retirement incentive program for eligible salaried employees.

Nonoperating items included a reduction in nonoperating retirement benefit expense of approximately $14 million for the first half 2020, compared to the prior year period. Other (nonoperating) income for the first half 2019 included the second quarter 2019 gains on non-core asset sales discussed above. Results for the six months 2020 include the $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes recorded in the second quarter 2020. Net loss attributable to ATI was $401.5 million, or ($3.18) per share, in the first six months of 2020, compared to net income attributable to ATI of $90.1 million, or $0.66 per share, for the first six months of 2019.
Compared to the first six months of 2019, sales decreased 30% in the HPMC business segment and 5% in the AA&S business segment. Sales to the aerospace & defense markets in the HPMC segment were 28% lower than the first six months of 2019, due to declines in the commercial aerospace market. AA&S sales reflect lower sales in both the energy and automotive markets.

ATI’s sales to the aerospace & defense markets decreased 36%, to $365.6 million in the second quarter 2020, compared to the second quarter 2019, with a 4% decline from divestitures. HPMC sales of next-generation jet engine products, which represented 41% of total second quarter 2020 HPMC jet engine product sales, decreased 64% compared to the second quarter 2019 with 4% of this decline from divestitures.

Comparative information for our overall revenues (in millions) by end market, including divested businesses prior to sale, and their respective percentages of total revenues for the three and six month periods ended June 30, 2020 and 2019 were as follows:

	Three months ended		Three months ended
Markets	June 30, 2020		June 30, 2019
Aerospace & Defense	$365.6	47%	$572.2	53%
Energy*	167.5	22%	213.4	20%
Automotive	50.8	7%	73.6	7%
Food Equipment & Appliances	47.2	6%	49.6	5%
Electronics/Computers/Communication	39.5	5%	38.1	3%
Construction/Mining	34.8	4%	52.6	5%
Medical	29.9	4%	42.4	4%
Other	35.0	5%	38.5	3%
Total	$770.3	100%	$1,080.4	100%

	Six months ended		Six months ended
Markets	June 30, 2020		June 30, 2019
Aerospace & Defense	$858.1	50%	$1,097.8	53%
Energy*	338.1	20%	381.9	18%
Automotive	127.3	7%	150.5	7%
Food Equipment & Appliances	97.6	6%	102.8	5%
Construction/Mining	78.4	4%	110.5	5%
Electronics/Computers/Communication	72.7	4%	72.2	4%
Medical	68.5	4%	88.5	4%
Other	85.1	5%	81.0	4%
Total	$1,725.8	100%	$2,085.2	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
For the second quarter 2020, international sales of $293 million, or 38% of total sales, decreased compared to $440 million, or 41% of total sales in the second quarter 2019. ATI’s international sales are mostly to the aerospace, energy, automotive and medical markets.

Sales of our high-value products represented 83% and 84% of total sales, the majority of which were consumed by our aerospace & defense customers, for the three and six months ended June 30, 2020, respectively. Comparative information for our major high-value and standard products, including divested business prior to sale, based on their percentages of revenues is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	30%	33%	31%	32%
Titanium and titanium-based alloys	19%	18%	18%	18%
Precision forgings, castings and components	14%	19%	15%	19%
Precision rolled strip products	12%	10%	12%	11%
Zirconium and related alloys	8%	6%	8%	6%
Total High-Value Products	83%	86%	84%	86%
Standard Products
Standard stainless products	17%	14%	16%	14%
Grand Total	100%	100%	100%	100%
Segment operating profit for the second quarter 2020 was $27.3 million, or 3.5% of sales, compared to segment operating profit of $114.5 million, or 10.6% of sales, for the second quarter of 2019. For the first six months of 2020, segment operating profit was $108.5 million, or 6.3% of sales, compared to segment operating profit of $176.2 million, or 8.5% of sales, for the first six months of 2019. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes all effects of last in, first out (LIFO) inventory accounting and any related changes in net realizable value (NRV) inventory reserves, income taxes, corporate expenses, net interest expense, closed operations and other expenses, charges for goodwill impairment, restructuring and other charges, debt extinguishment charges and non-operating gains and losses. Results on our management basis of reporting were as follows (in millions):

	Three months ended March 31,		Six months ended June 30,
	2020	2019	2020	2019
Sales:
High Performance Materials & Components	$300.7	$533.1	$721.0	$1,029.7
Advanced Alloys & Solutions	469.6	547.3	1,004.8	1,055.5
Total external sales	$770.3	$1,080.4	$1,725.8	$2,085.2

Segment operating profit:
High Performance Materials & Components	$9.2	$78.4	$66.3	$130.1
% of Sales	3.1%	14.7%	9.2%	12.6%
Advanced Alloys & Solutions	18.1	36.1	42.2	46.1
% of Sales	3.9%	6.6%	4.2%	4.4%
Total segment operating profit	$27.3	$114.5	$108.5	$176.2
% of Sales	3.5%	10.6%	6.3%	8.5%

LIFO and net realizable value reserves	$—	$—	$—	$(0.1)
Corporate expenses	(7.7)	(18.0)	(20.5)	(34.6)
Closed operations and other (income) expenses	2.4	(7.9)	(4.2)	(11.0)
Restructuring and other charges	(16.7)	—	(24.7)	—
Impairment of goodwill	(287.0)	—	(287.0)	—
Joint venture restructuring charges	(2.4)	—	(2.4)	—
Gain on asset sales, net	—	21.6	2.5	21.6
Debt extinguishment charge	(21.5)	—	(21.5)	—
Interest expense, net	(21.7)	(25.9)	(43.6)	(50.7)
(Loss) income before income taxes	$(327.3)	$84.3	$(292.9)	$101.4

Business Segment Results
High Performance Materials & Components Segment
Second quarter 2020 sales were $300.7 million, decreasing 44% compared to the second quarter 2019, with a 5% decline from business divestitures. Sales to the aerospace and defense markets, which were 84% of second quarter 2020 HPMC sales, were 43% lower, reflecting a 50% decrease in sales to the commercial aerospace market, partially offset by a 35% increase in government aerospace & defense sales. Aerospace & defense markets sales were 4% lower due to 2019 business divestitures. Sales of next-generation jet engine products, which represented 41% of total first second 2020 HPMC jet engine product sales, decreased 64% compared to the second quarter 2019 with 4% of this decline from divestitures.
Comparative information for our HPMC segment revenues (in millions) by market, including divested businesses prior to sale, and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2020 and 2019 is as follows:

	Three months ended		Three months ended
Markets	June 30, 2020		June 30, 2019
Aerospace & Defense:
Commercial Jet Engines	$141.4	47%	$295.8	55%
Commercial Airframes	62.0	21%	113.2	21%
Government Aerospace & Defense	48.9	16%	35.8	8%
Total Aerospace & Defense	252.3	84%	444.8	84%
Energy*	22.8	8%	33.4	5%
Medical	10.3	3%	21.1	4%
Construction/Mining	5.0	2%	13.4	3%
Other	10.3	3%	20.4	4%
Total	$300.7	100%	$533.1	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
International sales represented 45% of total segment sales for the second quarter 2020. Comparative information for the HPMC segment’s major product categories, including divested businesses prior to sale, based on their percentages of revenue for the three months ended June 30, 2020 and 2019, is as follows:

	Three months ended June 30,
	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	36%	37%
Precision forgings, castings and components	35%	38%
Titanium and titanium-based alloys	29%	25%
Total High-Value Products	100%	100%
Segment operating profit in the second quarter 2020 decreased to $9.2 million, or 3.1% of total sales, compared to $78.4 million, or 14.7% of total sales, for the second quarter 2019. Lower overall demand and reduced asset utilization rates negatively impacted operating margins.
HPMC financial results have significantly weakened in the second quarter 2020 due to demand disruptions in the aerospace & defense and energy markets as a result of the COVID-19 pandemic. Most production facilities operated at lower utilization rates, leading to cost inefficiencies, along with weaker profit margins due to intense market competition. These market conditions are presently expected to continue for at least the remainder of 2020.

Sales for the first six months of 2020 were $721.0 million compared to $1.03 billion for the first six months of 2019. Declines were noted across most major markets, including a 32% decline in the commercial aerospace market, partially offset by a 19% increase in government aerospace & defense market sales. Energy markets sales were 24% lower.

Comparative information for our HPMC segment revenues (in millions) by market, including divested businesses prior to sale, and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2020 and 2019 is as follows:

	Six months ended		Six months ended
Markets	June 30, 2020		June 30, 2019
Aerospace & Defense:
Commercial Jet Engines	$388.5	53%	$564.6	55%
Commercial Airframes	136.8	19%	208.7	21%
Government Aerospace & Defense	85.8	12%	72.1	7%
Total Aerospace & Defense	611.1	84%	845.4	83%
Energy*	46.9	7%	61.5	6%
Medical	27.3	4%	45.8	4%
Construction/Mining	10.3	1%	31.9	3%
Other	25.4	4%	45.1	4%
Total	$721.0	100%	$1,029.7	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
International sales represented 45% of total segment sales for first six months of 2020. Comparative information for the HPMC segment’s major product categories, including divested businesses prior to sale, based on their percentages of revenue for the six months ended June 30, 2020 and 2019, is as follows:

	Six months ended June 30,
	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	38%	37%
Precision forgings, castings and components	35%	38%
Titanium and titanium-based alloys	27%	25%
Total High-Value Products	100%	100%

Segment operating profit in the first six months of 2020 decreased to $66.3 million, or 9.2% of total sales, compared to $130.1 million, or 12.6% of total sales, for the first six months of 2019. Results for 2020 reflect lower overall demand and reduced asset utilization rates which negatively impacted operating margins. The first six months of 2019 results were impacted by unexpected short-term operational headwinds, including disruption in third party nickel powder billet supply and steep and rapid drop in cobalt prices.

Advanced Alloys & Solutions Segment
Second quarter 2020 sales were $469.6 million, decreasing 14% compared to the second quarter 2019, primarily due to 20% declines in both the commercial aerospace market and energy markets as well as a 30% decline in the automotive market, partially offset by higher sales in the government aerospace & defense market and higher Hot-Rolling and Processing Facility (HRPF) conversion services billings. Sales of high-value products were 8% lower, largely due to an 18% decline in precision rolled strip products and a 6% decline in nickel-based alloys and specialty alloys.
Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2020 and 2019 is as follows:

	Three months ended		Three months ended
Markets	June 30, 2020		June 30, 2019
Energy*	144.7	31%	180.0	33%
Aerospace & Defense	113.3	24%	127.4	23%
Automotive	49.8	11%	70.5	13%
Food Equipment & Appliances	47.1	10%	49.6	9%
Electronics/Computers/Communication	39.3	8%	37.8	7%
Construction/Mining	29.8	6%	39.2	7%
Other	45.6	10%	42.8	8%
Total	$469.6	100%	$547.3	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
International sales represented 34% of total segment sales for the second quarter 2020. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended June 30, 2020 and 2019, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Three months ended June 30,
	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	26%	30%
Precision rolled strip products	19%	21%
Zirconium and related alloys	14%	11%
Titanium and titanium-based alloys	13%	10%
Total High-Value Products	72%	72%
Standard Products
Standard stainless products	28%	28%
Grand Total	100%	100%
Segment operating profit was $18.1 million, or 3.9% of sales, for the second quarter 2020, compared to $36.1 million, or 6.6% of sales, for the second quarter 2019. AA&S segment results for the second quarter 2020 compared to the prior year period reflects lower retirement benefit expense of approximately $5 million. Results at our Specialty Alloys & Components business improved year-over-year primarily due to government aerospace & defense sales. Results in the second quarter 2020 and 2019 also include $2.2 million and $4.0 million, respectively, in losses from the A&T Stainless joint venture operations. On March 31, 2020, ATI announced that A&T Stainless would be idling ATI’s previously idled direct roll and pickle (DRAP) facility in Midland, PA in 2020, in an orderly shut down process, due to a lack of relief from Section 232 tariffs. Operations at the DRAP facility will continue through early in the third quarter of 2020. A $2.4 million charge for ATI’s portion of a severance charge recorded by the A&T Stainless joint venture in the second quarter 2020 was excluded from segment results.
AA&S financial results have significantly weakened in the second quarter 2020 due to demand disruptions in the aerospace, energy and general industrial markets as a result of the COVID-19 pandemic. Lower utilization rates have resulted at most production facilities, leading to cost inefficiencies, along with weaker profit margins due to intense market competition. These market conditions are presently expected to continue for at least the remainder of 2020.
Sales for the first six months of 2020 were $1.00 billion compared to $1.06 billion for the first six month of 2019. The sales decline was primarily due to an 11% decline in the commercial aerospace market, a 9% decline in the energy markets and a 14% decline in the automotive market, partially offset by higher sales in the government aerospace & defense market and higher HRPF conversion services billings. Sales of high-value products were 7% lower, largely due to a 13% decline in precision rolled strip products and a 12% decline in nickel-based alloys and specialty alloys.
Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2020 and 2019 is as follows:

	Six months ended		Six months ended
Markets	June 30, 2020		June 30, 2019
Energy*	291.2	29%	320.4	30%
Aerospace & Defense	247.0	25%	252.4	24%
Automotive	124.3	12%	143.8	14%
Food Equipment & Appliances	97.5	10%	102.7	10%
Electronics/Computers/Communication	72.2	7%	71.9	7%
Construction/Mining	68.1	7%	78.6	7%
Other	104.5	10%	85.7	8%
Total	$1,004.8	100%	$1,055.5	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
International sales represented 31% of total segment sales for the first six months of 2020. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the six months ended June 30, 2020 and 2019, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Six months ended June 30,
	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	25%	26%
Precision rolled strip products	21%	22%
Zirconium and related alloys	13%	12%
Titanium and titanium-based alloys	12%	11%
Total High-Value Products	71%	71%
Standard Products
Standard stainless products	29%	29%
Grand Total	100%	100%
Segment operating profit was $42.2 million, or 4.2% of sales, for the first six months of 2020, compared to $46.1 million, or 4.4% of sales, for the first six months of 2019. AA&S segment results for the first half of 2020 compared to the prior year period reflects lower retirement benefit expense of approximately $10 million. Results at our Specialty Alloys & Components business improved year-over-year primarily due to government aerospace & defense sales. The first half of 2019 results also reflected unexpected short-term operational headwinds, including cost inefficiencies, particularly in our commodity stainless products business in the United States.
Corporate Items

There was no net effect on our results of operations for changes in LIFO and NRV inventory reserves for the second quarter and six months of 2020 and the second quarter of 2019. The net effect of changes in LIFO and NRV inventory reserves for the six months of 2019 was expense of $0.1 million. For the second quarter and six months of 2020, LIFO inventory valuation reserve benefits of $2.0 million and $14.0 million, respectively, were offset by increases of the same magnitude in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the second quarter and six months of 2019, LIFO inventory valuation reserve charges of $4.0 million and $5.8 million, respectively, were offset by reductions of $4.0 million and $5.9 million, respectively, in NRV inventory reserves.

Corporate expenses for the second quarter of 2020 were $7.7 million, compared to $18.0 million for the second quarter 2019. For the six months ended June 30, 2020, corporate expenses were $20.5 million, decreasing from $34.6 million for the six months ended June 30, 2019. This decrease was primarily due to lower incentive compensation expense based on expected performance versus targeted metrics, and lower expenses resulting from cost reduction actions.

Closed operations and other income/expenses for the second quarter 2020 was income of $2.4 million, compared to expense of $7.9 million for the second quarter 2019. For the six months ended June 30, 2020, closed operations and other expenses decreased to $4.2 million, compared to $11.0 million for the comparable period. The second quarter of 2020 benefited by $4.3 million from settlements of contract indemnity obligations, along with foreign currency gains and lower legal, environmental, and retirement benefit costs of closed operations, compared to the prior year period.
A $16.7 million restructuring charge for voluntary and involuntary severance programs was recorded in the second quarter 2020. For the six months of 2020, an additional $8.0 million restructuring charge was recorded in the first quarter of 2020 for a voluntary retirement incentive program for eligible salaried employees. These charges are comprised of severance obligations for the elimination of approximately 550 positions for both involuntary reductions and voluntary retirement incentive programs related to both salary and hourly employees in the HPMC segment, in the second quarter of 2020, as well as the reduction of approximately 90 positions for a voluntary retirement incentive program for eligible salaried employees in the first quarter of 2020. Once fully implemented, these combined cost reduction programs are expected to generate annualized benefits of approximately $50 million. Costs for these programs are expected to be paid through mid-2021 based on the timing of the benefits provided. In addition, the A&T Stainless joint venture recorded a $4.8 million charge in the second quarter 2020 for contractual termination benefits, and ATI recognized a $2.4 million charge in the second quarter 2020 for its equity method share of these termination benefits. These charges are excluded from segment operating results.
In the second quarter 2020, due to demand disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic and changes in near-term demand requirements of aero-engine and airframe markets, ATI conducted an interim test for goodwill impairment at our Forged Products operations, and recognized a $287.0 million charge for the partial impairment of goodwill, while retaining $173.4 million of goodwill for this profitable business with good long-term growth prospects. This goodwill impairment charge is excluded from HPMC segment operating results.
During the first six months of 2020, we recognized a $2.5 million cash gain for the sale of certain oil and gas rights. This non-core asset sale gain is reported in other expense, net, on the consolidated statement of operations and is excluded from segment operating results. During the second quarter of 2019, we completed the sale of two non-core forging facilities and recognized a $7.7 million pre-tax loss for the second quarter ended June 30, 2019 on the sale of this business. Also during the second quarter of 2019, we recognized a $29.3 million cash gain on the sale of a portion of our oil and gas rights. Second quarter 2019 results include $21.6 million in net pretax gains from these non-core asset sales which are reported in other income, net, on the consolidated statement of operations for second quarter ended June 30, 2019 and are excluded from segment operating results.

In June 2020, ATI issued $285.0 million of 3.5% Convertible Senior Notes due 2025 (the 2025 Convertible Notes), and used the majority of the proceeds to repurchase approximately $203.2 million aggregate principal amount of the outstanding principal balance of our 2022 Convertible Notes. A $21.5 million debt extinguishment charge was recognized for this action.

Interest expense, net of interest income, in the second quarter 2020 was $21.7 million, compared to net interest expense of $25.9 million for the second quarter 2019. On a year-to-date basis, net interest expense was $43.6 million for the first six months of 2020 compared to $50.7 million for the first six months of 2019. These declines are primarily resulting from the debt reduction actions taken by the Company in the fourth quarter 2019. Capitalized interest reduced interest expense by $2.4 million in the second quarter 2020 and $0.9 million in the second quarter 2019. For the six months ended June 30, 2020 and 2019, capitalized interest was $4.5 million and $1.7 million, respectively.
Income Taxes

The provision for income taxes for the second quarter and six months ended June 30, 2020 was $92.6 million, or (28.3)%, and $103.4 million, or (35.3)%, respectively, of loss before taxes. In the second quarter 2020, we recorded a $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes. We entered into a three-year cumulative loss within the United States as of June 30, 2020, limiting our ability to utilize future projections when analyzing the need for a valuation allowance therefore limiting sources of income as part of the analysis. We continue to be unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for our domestic operations could produce a significant variation in our annual effective tax rate. The tax provision for the second quarter 2019 and the six months ended June 30, 2019 was $5.8 million, or 6.9%, and $6.6 million, or 6.5%, respectively, of income before taxes, due to deferred tax asset valuation allowances in the United States.

We have analyzed the impacts of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 and have determined that the impact does not result in a material income tax expense or benefit. We continue to evaluate the overall changes between the deferred tax asset classifications of interest, pension and net operating losses resulting from the CARES Act.

Financial Condition and Liquidity

We have an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The ABL facility, which matures in September 2024, includes a $500 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and as of June 30, 2020, a $200 million term loan (Term Loan). In June 2020, we exercised our right to borrow an additional $100 million under the term loan portion of the ABL, with the same September 2024 maturity date. The Term Loan has an interest rate of 2.0% plus a LIBOR spread and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, we have the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. We have a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. We were in compliance with the fixed charge coverage ratio covenant at June 30, 2020. Additionally, we must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 4.75% Convertible Notes due 2022 and the 5.875% Notes due 2023.
As of June 30, 2020, there were no outstanding borrowings under the revolving portion of the ABL facility, and $35.2 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $58 million bearing an average annual interest rate of 2.2% under the ABL facility for the first six months of 2020. There were no average revolving credit borrowings for the first six months of 2019.
In June 2020, we issued and sold $285.0 million aggregate principal amount of 2025 Convertible Notes. We used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of our outstanding 2022 Convertible Notes. We also used $19.0 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, which effectively increase the initial conversion price of the 2025 Convertible Notes into ATI stock from $15.49 per share to $19.76 per share. The remainder of the net proceeds from the offering will be used for general corporate purposes.
At June 30, 2020, we had $539 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $460 million, for total liquidity of $1 billion. We do not expect to pay any significant U.S. federal or state income taxes in the next several years due to net operating loss carryforwards.

Our fiscal year 2020 funding requirements to the U.S. qualified defined benefit pension plans are approximately $130 million, of which $28 million was contributed in the first six months of 2020. The recently-enacted CARES Act legislation provides for near-term deferral of required qualified defined benefit pension plan contributions from interim 2020 dates until the end of the year. We deferred making a scheduled April 15 contribution during the second quarter 2020, and may elect to defer other scheduled interim contributions within fiscal year 2020 as permitted by the CARES Act. We contributed $17.5 million to our U.S. pension trust as scheduled in July 2020. Using our long-term weighted average expected rate of return on pension plan assets of 7.16%, we expect to have average annual funding requirements of approximately $85 million to these pension plans for the next few years after 2020. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets and the discount rates used to measure pension liabilities. Pension trust asset performance for both our accounting and ERISA funding calculations is determined using the market value of plan assets at the end of each year. A significant decline in our pension plans’ funded status at year-end 2020 as measured under ERISA could require additional pension contributions starting in the third quarter of 2021.
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
Cash Flow and Working Capital
For the six months ended June 30, 2020, cash used in operations was $14.4 million, a $90 million improvement over the comparable prior year period largely due to lower use of cash from changes in managed working capital. Other significant 2020 items included $27.9 million in contributions to a U.S. defined benefit pension plan and payment of 2019 annual incentive compensation. The cash used in operations of $104.4 million for the six months ended June 30, 2019 included a $53.0 million contribution to a U.S. defined benefit pension plan and $36 million in short-term working capital advances to the A&T Stainless joint venture.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At June 30, 2020, managed working capital increased to 43.2% of annualized total ATI sales compared to 30.0% of annualized sales at December 31, 2019. Annualized three-month sales declined while overall managed working capital balances increased versus year-end 2019. The $106.5 million increase in managed working capital at June 30, 2020 from December 31, 2019 resulted from a $3.1 million increase in short-term contract assets and a $245.4 million decrease in accounts payable, partially offset by a $70.6 million decrease in accounts receivable, a $40.3 million decrease in inventory and a $31.1 million increase in short-term contract liabilities. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 12% as of June 30, 2020 compared to year end 2019. No significant accounts receivable collection issues are expected despite the increase in this metric. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, improved by 17% as of June 30, 2020 compared to year end 2019. This working capital balance was a source of $28.2 million in cash for the second quarter of 2020 and is expected to continue to be a source of cash for the rest of 2020 as our level of operating activity decreases in response to lower customer demand.
The components of managed working capital at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(In millions)	2020	2019
Accounts receivable	$483.6	$554.1
Short-term contract assets	41.6	38.5
Inventory	1,103.5	1,155.3
Accounts payable	(275.8)	(521.2)
Short-term contract liabilities	(109.8)	(78.7)
Subtotal	1,243.1	1,148.0
Allowance for doubtful accounts	4.5	4.6
Adjustment from current cost to LIFO cost basis	(47.6)	(33.6)
Inventory valuation reserves	129.6	104.1
Managed working capital	$1,329.6	$1,223.1
Annualized prior 3 months sales	$3,081.2	$4,074.4
Managed working capital as a % of annualized sales	43.2%	30.0%
Change in managed working capital from December 31, 2019	$106.5
Cash used in investing activities was $61.8 million in the first six months of 2020, reflecting $66.0 million in capital expenditures partially offset by $3.2 million of proceeds from property, plant and equipment sales, largely due to the sale of certain oil and gas rights. Capital expenditures in 2020 primarily are related to HPMC growth projects including the new iso-thermal press and heat-treating expansion in Cudahy, WI. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $124.5 million in the first half of 2020 and consisted primarily of $285.0 million of borrowings for the 2025 Convertible Notes issued in June 2020 and $100.0 million of additional Term Loan borrowings under the ABL. These were offset by a $203.2 million repayment for a portion of the 2022 Convertible Notes and $19.1 million cash make-whole payment related to the early extinguishment of these 2022 Convertible Notes as required by the applicable indenture, as well as $19.0 million to pay the cost of capped call transactions and $8.1 million for debt issuance costs, both associated with the newly issued 2025 Convertible Notes.

At June 30, 2020, cash and cash equivalents on hand totaled $539.1 million, an increase of $48.3 million from year end 2019. Cash and cash equivalents held by our foreign subsidiaries was $69.5 million at June 30, 2020, of which $34.9 million was held by the STAL joint venture.
Debt
Total debt outstanding of $1,596.1 million at June 30, 2020 increased $184.9 million compared to December 31, 2019, as $285.0 million of borrowings for the 2025 Convertible Notes issued in June 2020, a portion of which is required to be recorded in stockholders’ equity as discussed further below, and $100.0 million of additional Term Loan borrowings under the ABL were partially offset by a $203.2 million repayment for a portion of the 2022 Convertible Notes. Total debt outstanding as described above excludes debt issuance costs and includes the $50.3 million portion of the 2025 Convertible Notes that is required to be classified in stockholders’ equity due to the flexible settlement feature available to ATI on conversion.
In managing our overall capital structure, some of the measures on which we focus are debt to EBITDA, which measures our ability to repay our incurred debt, net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. We define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges for the latest 12 month period. We define Adjusted EBITDA as EBITDA excluding significant charges or credits, restructuring charges, long-lived asset impairments and other postretirement/pension curtailment and settlement gains and losses. We believe that EBITDA and Adjusted EBITDA are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. EBITDA and Adjusted EBITDA are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles.
All of these leverage ratios worsened in 2020, primarily as a result of lower earnings. As of June 30, 2020, as calculated on a twelve month trailing basis, our debt to Adjusted EBITDA ratio was 3.48, compared to 2.67 at December 31, 2019, and net debt to Adjusted EBITDA ratio was 2.30, compared to 1.74 at December 31, 2019.

	Three months ended		Latest 12 months ended	Fiscal year ended
	June 30, 2020	June 30, 2019	June 30, 2020	December 31, 2019

(Loss) income before income taxes	$(327.3)	$84.3	$(152.7)	$241.6
Interest expense	21.7	25.9	91.9	99.0
Depreciation and amortization	35.6	38.9	146.4	151.1
Restructuring charge	16.7	—	29.2	4.5
Joint venture restructuring and impairment charges	2.4	—	13.8	11.4
Impairment of goodwill	287.0	—	287.0	—
Debt extinguishment charge	21.5	—	43.1	21.6
Adjusted EBITDA	$57.6	$149.1	$458.7	$529.2

Total debt (a)			$1,596.1	$1,411.2
Less: Cash			(539.1)	(490.8)
Net debt			$1,057.0	$920.4

Debt to Adjusted EBITDA			3.48	2.67
Net Debt to Adjusted EBITDA			2.30	1.74

Net debt as a percentage of total capitalization was 38.5% at June 30, 2020, compared to 30.6% at December 31, 2019.

(In millions)	June 30, 2020	December 31, 2019
Total debt (a)	$1,596.1	$1,411.2
Less: Cash	(539.1)	(490.8)
Net debt	$1,057.0	$920.4
Total ATI stockholders’ equity (b)	1,686.6	2,090.1
Net ATI total capital	$2,743.6	$3,010.5
Net debt to ATI total capital	38.5%	30.6%
Total debt to total capitalization of 48.6% at June 30, 2020 increased from 40.3% at December 31, 2019.

(In millions)	June 30, 2020	December 31, 2019
Total debt (a)	$1,596.1	$1,411.2
Total ATI stockholders’ equity (b)	1,686.6	2,090.1
Total ATI capital	$3,282.7	$3,501.3
Total debt to total ATI capital	48.6%	40.3%
(a) Excludes debt issuance costs for both periods. The June 30, 2020 debt balance includes $50.3 million recorded in stockholders’ equity for a portion of the 2025 Convertible Notes due to the flexible settlement feature of the notes.
(b) The June 30, 2020 balance excludes $48.7 million recorded in stockholders’ equity for a portion of the 2025 Convertible Notes, net of debt issuance costs.

In June 2020, we issued and sold $285.0 million aggregate principal amount of the 2025 Convertible Notes. We granted the underwriters a 13-day option to purchase up to an additional $40.0 million aggregate principal amount of 2025 Convertible Notes on the same terms and conditions to cover over-allotments, if any. The underwriters exercised a portion of this option on June 30, 2020, and we completed the offering and sale of an additional $6.4 million aggregate principal amount of 2025 Convertible Notes on July 2, 2020, subsequent to the end of the second quarter 2020. Interest on the 2025 Convertible Notes at the 3.5% cash coupon rate is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2020.

We used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of our outstanding 2022 Convertible Notes, resulting in a $21.5 million debt extinguishment charge, which included a $19.1 million cash make-whole payment related to the early extinguishment of the 2022 Convertible Notes as required by the applicable indenture, and a $2.4 million charge for deferred debt issue costs. We also used $19.0 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, described below, which was recorded as a reduction to additional paid-in-capital in stockholders’ equity on the consolidated balance sheet. The remainder of the net proceeds from the offering will be used for general corporate purposes.

The 2025 Convertible Notes are convertible into our common stock at an initial conversion price of $15.49 per share and may be settled in cash, shares of our common stock or a combination thereof, at our election. As a result of this flexible settlement feature of the 2025 Convertible Notes, the embedded conversion option valued at $50.3 million is required to be separately accounted for as a component of stockholders’ equity. This equity component will be amortized as additional non-cash interest expense over the term of the 2025 Convertible Notes. Including debt issue cost amortization, the 2025 Convertible Notes will have reported interest expense at an 8.4% rate, higher than the 3.5% cash coupon rate.

In connection with the pricing of the 2025 Convertible Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates (collectively, the Counterparties). The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of the 2025 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions initially is approximately $19.76 per share, and is subject to adjustments under the terms of the capped call transactions. We entered into additional capped call transactions with the Counterparties related to the additional $6.4 million aggregate principal amount of the 2025 Convertible Notes issued on July 2, 2020, subsequent to the end of the second quarter 2020.

Dividends
Effective with the fourth quarter of 2016, our Board of Directors decided to suspend the quarterly dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. Under the ABL facility, there is no limit on dividend declarations or payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $150 million and 30% of the sum of the maximum revolving advance amount and the outstanding principal amount of any term loans (the Maximum Loan Amount), and no event of default under the ABL facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend declarations or payments if the undrawn availability is less than the greater of $150 million and 30% of the Maximum Loan Amount but more than the greater of $75 million and 15% of the Maximum Loan Amount, if (i) no event of default has occurred and is continuing or would result from paying the dividend, and (ii) we demonstrate to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $75 million and 15% of the Maximum Loan Amount, and (B) we maintain a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL facility.
Critical Accounting Policies
Inventory
At June 30, 2020, we had net inventory of $1,103.5 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the six months ended June 30, 2020 and 2019, the LIFO inventory valuation method resulted in cost of sales that were $14.0 million and $5.8 million lower, respectively, than would have been recognized under the FIFO methodology to value our inventory.

Due primarily to persistent raw material deflation in prior years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting NRV inventory reserve, if any, is recognized in the period that the need for the reserve is identified. Our NRV reserves were $47.6 million at June 30, 2020 and $33.6 million at December 31, 2019.

The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Six months ended June 30,
	2020	2019
LIFO benefit	$14.0	$5.8
NRV charge	(14.0)	(5.9)
Net cost of sales impact	$—	$(0.1)
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At June 30, 2020, we had $236.4 million of goodwill on our consolidated balance sheet, all of which relates to the HPMC segment. Goodwill decreased $289.4 million at June 30, 2020 compared to December 31, 2019, due to a $287.0 million interim impairment charge in the HPMC segment and $2.4 million from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.

During the second quarter of 2020, we performed an interim goodwill impairment analysis on the Forged Products reporting unit and its $460.4 million goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic, and the increasing uncertainty of near-term demand requirements of aero-engine and airframe markets based on government responses to the pandemic and ongoing interactions with customers. In the previous 2019 annual goodwill impairment evaluation, this reporting unit had a fair value that exceeded carrying value by approximately 30%. As a result of the second quarter 2020 interim goodwill impairment evaluation, we determined that the fair value of the Forged Products reporting unit was below carrying value, including goodwill, by $287.0 million. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in commercial aerospace market demand. Consequently, during the second quarter of 2020, we recorded a $287.0 million impairment charge for the partial impairment of Forged Products reporting unit goodwill, most of which was assigned from the Company’s 2011 Ladish acquisition that was not deductible for income tax purposes.

For the 2020 interim impairment analysis, fair value was determined by a quantitative assessment that used a discounted cash flow technique, which represents Level 3 unobservable information in the fair value hierarchy. The impairment assessment and valuation method require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants we have identified. For example, our weighted average cost of capital used in our discounted cash flow assessment was 11.6%, and long-term growth rate was 3.5%. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.

The $236.4 million of goodwill remaining as of June 30, 2020 on our consolidated balance sheet is comprised of $173.4 million at Forged Products and $63.0 million at Specialty Materials, both of which are profitable businesses with good long-term growth prospects. No indicators of impairment were observed in the second quarter 2020 associated with any other of the Company’s long-lived assets. Market conditions and additional changes in the operating rate of our HRPF, including joint venture and third-party conversion volumes, may require an evaluation of impairment and it is possible that an impairment charge for this long-lived asset group may be required. The HRPF, located in Brackenridge, PA, and which primarily uses a units-of-production depreciation method, has an approximate carrying value of $1.3 billion.

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
The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. In the second quarter 2020, we recorded a $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes. We entered into a three-year cumulative loss within the United States as of June 30, 2020, limiting our ability to utilize future projections when analyzing the need for a valuation allowance therefore limiting sources of income as part of the analysis.

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
Retirement Benefits
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. Based on current market conditions, discount rates are below the rates in effect at the year-end 2019 remeasurement date, when a 3.40% discount rate was used for valuing pension liabilities. The estimated effect at the year-end 2019 valuation date of a decrease in the discount rate by 0.50% would increase pension liabilities by approximately $140 million. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are deferred and amortized over future periods in accordance with accounting standards.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, will be amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At June 30, 2020, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $4.2 million, comprised of $1.1 million in other current liabilities and $3.1 million in other long-term liabilities on the balance sheet.
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

At June 30, 2020, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 100% of our forecasted domestic requirements for natural gas for the remainder of 2020 and approximately 60% for 2021 are hedged. At June 30, 2020, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $2.6 million, comprised of $0.1 million in prepaid expenses and other current assets, $2.5 million in other current liabilities and $0.2 million in other long-term liabilities on the balance sheet. For the three months ended June 30, 2020, natural gas hedging activity increased cost of sales by $1.3 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2020, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 5 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is less than 10% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2020, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $0.3 million, comprised of $1.2 million in prepaid expense and other current assets, $0.2 million in other long-term assets, $0.8 million in other current liabilities and $0.3 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2020, we had no significant outstanding foreign currency forward contracts.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have no euro notional value outstanding as of June 30, 2020 of foreign currency forward contracts not designated as hedges.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2019, and addressed in Note 17 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
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
Our business, results of operations, financial condition and/or cash flows could be materially adversely affected by the effects of widespread public health epidemics/pandemics, including COVID-19 and other global economic trends, that are beyond our control.
The recent novel strain of COVID-19 now affecting the global community on a pandemic basis is adversely impacting our operations, and the nature and extent of the impact over time is highly uncertain and beyond our control. The pandemic, including governmental and other actions taken or restrictions imposed to contain its spread and impact, has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below.
Customer, Supply Chain and Operational Risks: The significant macroeconomic impact of the ongoing COVID-19 pandemic and the measures designed to contain its spread have impacted several of the Company’s end markets. We are experiencing, and expect to continue to experience, lower demand and volume for certain products and services, but we have limited visibility into future demand given the disruptions affecting customers in those markets.
A significant portion of the sales of our HPMC segment represents products sold to customers in the commercial aerospace industry. In recent months, several of our commercial aerospace customers have announced cost-cutting and other measures in response to declining demand stemming from the COVID-19 pandemic, including facility shut-downs, measures to reduce inventory and/or downward adjustments to their stated production rates.

Similarly, the energy market, including oil and gas, historically has been a significant end market for both our HPMC segment and FRP business. In recent years, our business has at times been negatively impacted by the downturn and slow recovery in the oil and gas industry. In general, the oil and gas industry is highly cyclical and subject to volatility as a result of worldwide economic activity and associated demand for oil and natural gas, anticipated future prices for oil and natural gas, fluctuation in the level of drilling activity, changes in applicable regulation, global geopolitical conditions and numerous other factors. Demand for our products is likewise subject to these trends. Energy demand, in general, is currently predicted to remain weak due to declines in consumer activity and over-supply issues suppressing oil and gas exploration and production activities, and we expect that oil and gas will remain a highly cyclical industry.
These aerospace market and energy market conditions are presently expected to continue for at least the remainder of 2020, and the ultimate breadth and duration of these actions and trends and their impact on our business is uncertain and difficult to predict. Our sales, particularly to customers in these markets that are affected by COVID-19, have been and are expected to be negatively impacted, and the possibility exists that there could be a sustained impact to our operations and our financial results. While we have already begun implementing plans to reduce capital expenditures, compensation expense and other costs, and to align with current and anticipated changes in customer demand, we cannot predict the duration and longer-term impacts of the pandemic, and over time, its impact on demand for our products and other disruptions could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.
Additionally, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. To date, we have not experienced significant disruption to our supply chain. If our suppliers’ operations were to be impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our business, results of operations, financial condition and/or cash flows.
Our facilities continue to operate with federal and state government approvals due to the qualification of our facilities as essential and critical. However, it is possible that we may temporarily shut down facilities in response to employees being impacted by COVID-19 or changes in government policy. Furthermore, we have instituted a number of short-term idlings at certain manufacturing locations, and future idlings may occur, including as may be necessary to match our production levels to the reduced demand from our customers.
Market and Credit Risks: The current financial market dynamics and volatility pose heightened risks to our liquidity. For example, dramatically lowered interest rates and lower expected asset valuations and returns can materially impact the calculation of long-term liabilities such as our pension. Moreover, there can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses or other factors including overall market conditions. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our businesses. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding (including for receivables securitization or supply chain finance programs used to finance working capital) or our ability to refinance certain of our indebtedness, which could adversely affect our business, financial position, results of operations and/or cash flows.
General Uncertainty: The COVID-19 pandemic may also exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. We expect that the longer the period of disruption from COVID-19 continues, the more material the adverse impacts will be on our business operations, financial performance, results of operations and/or cash flows. In addition, the impact of the COVID-19 pandemic is fluid and continues to evolve. Consequently, the pandemic may ultimately affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our business, results of operations, financial conditions and/or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2020	2,526	$8.44	—	$—
May 1-31, 2020	—	$—	—	$—
June 1-30, 2020	—	$—	—	$—
Total	2,526	$8.44	—	$—

Item 6.	Exhibits
(a) Exhibits

4.1
Indenture, dated June 22, 2020, by and between the Registrant and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 (File No. 1-2001)).

4.2	Form of 3.50% Convertible Senior Note due 2025 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 (File No. 1-2001)).
10.1	Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10-1 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 (File No. 1-2001)).
10.2	Allegheny Technologies Incorporated 2020 Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 24, 2020 (File No. 1-2001)).
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	August 4, 2020	By	/s/ Donald P. Newman
Donald P. Newman
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2020	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)