Form 10-Q
period 2020-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2020-10-29
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 16, 2020, the registrant had outstanding 126,816,444 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$572.2	$490.8
Accounts receivable, net	388.0	554.1
Short-term contract assets	41.7	38.5
Inventories, net	1,035.9	1,155.3
Prepaid expenses and other current assets	48.5	64.3
Total Current Assets	2,086.3	2,303.0
Property, plant and equipment, net	2,466.6	2,450.1
Goodwill	238.4	525.8
Other assets	272.6	355.7
Total Assets	$5,063.9	$5,634.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$240.7	$521.2
Short-term contract liabilities	97.8	78.7
Short-term debt and current portion of long-term debt	12.2	11.5
Other current liabilities	213.0	237.8
Total Current Liabilities	563.7	849.2
Long-term debt	1,529.0	1,387.4
Accrued postretirement benefits	300.2	312.5
Pension liabilities	608.9	731.5
Other long-term liabilities	212.3	160.8
Total Liabilities	3,214.1	3,441.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-126,817,461 shares at September 30, 2020 and 126,695,171 shares at December 31, 2019; outstanding-126,815,756 shares at September 30, 2020 and 126,085,348 shares at December 31, 2019	12.7	12.7
Additional paid-in capital	1,622.2	1,618.0
Retained earnings	1,227.4	1,679.3
Treasury stock: 1,705 shares at September 30, 2020 and 609,823 shares at December 31, 2019	—	(18.2)
Accumulated other comprehensive loss, net of tax	(1,128.6)	(1,201.7)
Total ATI stockholders’ equity	1,733.7	2,090.1
Noncontrolling interests	116.1	103.1
Total Equity	1,849.8	2,193.2
Total Liabilities and Equity	$5,063.9	$5,634.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales	$598.0	$1,018.7	$2,323.8	$3,103.9

Cost of sales	559.9	859.0	2,076.2	2,635.4
Gross profit	38.1	159.7	247.6	468.5
Selling and administrative expenses	45.4	65.2	148.2	200.9
Impairment of goodwill	—	—	287.0	—
Restructuring charges	2.3	—	27.0	—
Operating income (loss)	(9.6)	94.5	(214.6)	267.6
Nonoperating retirement benefit expense	(11.1)	(18.5)	(33.5)	(55.2)
Interest expense, net	(25.1)	(24.2)	(68.7)	(74.9)
Debt extinguishment charge	—	—	(21.5)	—
Other income (expense), net	(0.4)	67.2	(0.8)	82.9
Income (loss) before income taxes	(46.2)	119.0	(339.1)	220.4
Income tax provision	0.8	3.7	104.2	10.3
Net income (loss)	(47.0)	115.3	(443.3)	210.1
Less: Net income attributable to noncontrolling interests	3.1	4.3	8.3	9.0
Net income (loss) attributable to ATI	$(50.1)	$111.0	$(451.6)	$201.1

Basic net income (loss) attributable to ATI per common share	$(0.40)	$0.88	$(3.57)	$1.60

Diluted net income (loss) attributable to ATI per common share	$(0.40)	$0.78	$(3.57)	$1.44
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(47.0)	$115.3	$(443.3)	$210.1
Currency translation adjustment
Unrealized net change arising during the period	23.2	(16.3)	14.0	(13.8)
Derivatives
Net derivatives gain (loss) on hedge transactions	6.1	14.3	(4.2)	19.1
Reclassification to net income (loss) of net realized (gain) loss	0.4	(0.8)	6.4	0.6
Income taxes on derivative transactions	—	—	—	—
Total	6.5	13.5	2.2	19.7
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	21.3	21.9	63.9	65.4
Prior service cost
Amortization to net income (loss) of net prior service credits	(0.8)	(0.7)	(2.3)	(1.9)
Income taxes on postretirement benefit plans	—	—	—	—
Total	20.5	21.2	61.6	63.5
Other comprehensive income, net of tax	50.2	18.4	77.8	69.4
Comprehensive income (loss)	3.2	133.7	(365.5)	279.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	9.1	(0.3)	13.0	6.0
Comprehensive income (loss) attributable to ATI	$(5.9)	$134.0	$(378.5)	$273.5
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating Activities:
Net income (loss)	$(443.3)	$210.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108.3	114.6
Deferred taxes	98.5	4.1
Impairment of goodwill	287.0	—
Debt extinguishment charge	21.5	—
Net gains from disposal of property, plant and equipment	(3.3)	(90.6)
Loss from sale of business	—	1.8
Changes in operating assets and liabilities:
Inventories	119.3	12.2
Accounts receivable	166.2	(92.5)
Accounts payable	(280.5)	(75.2)
Retirement benefits	(78.3)	(86.0)
Accrued liabilities and other	49.6	(8.5)
Cash provided by (used in) operating activities	45.0	(10.0)
Investing Activities:
Purchases of property, plant and equipment	(94.6)	(98.1)
Proceeds from sale of businesses, net of transaction costs	—	155.9
Proceeds from disposal of property, plant and equipment	4.0	91.8
Other	1.4	(0.2)
Cash provided by (used in) investing activities	(89.2)	149.4
Financing Activities:
Borrowings on long-term debt	391.4	—
Payments on long-term debt and finance leases	(209.5)	(5.3)
Net borrowings (payments) under credit facilities	(0.9)	5.1
Purchase of convertible note capped call	(19.4)	—
Debt issuance costs	(9.1)	—
Debt extinguishment charge	(19.1)	—
Shares repurchased for income tax withholding on share-based compensation and other	(7.8)	(9.9)
Cash provided by (used in) financing activities	125.6	(10.1)
Increase in cash and cash equivalents	81.4	129.3
Cash and cash equivalents at beginning of period	490.8	382.0
Cash and cash equivalents at end of period	$572.2	$511.3
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, June 30, 2019	$12.7	$1,604.6	$1,511.8	$(18.3)	$(1,084.4)	$112.2	$2,138.6
Net income	—	—	111.0	—	—	4.3	115.3
Other comprehensive income (loss)	—	—	—	—	23.0	(4.6)	18.4
Employee stock plans	—	7.5	—	0.1	—	—	7.6
Balance, September 30, 2019	$12.7	$1,612.1	$1,622.8	$(18.2)	$(1,061.4)	$111.9	$2,279.9
Balance, June 30, 2020	$12.7	$1,617.8	$1,277.6	$—	$(1,172.8)	$107.0	$1,842.3
Net income (loss)	—	—	(50.1)	—	—	3.1	(47.0)
Other comprehensive income	—	—	—	—	44.2	6.0	50.2
Equity component of convertible note	—	1.1	—	—	—	—	1.1
Convertible note capped call	—	(0.4)	—	—	—	—	(0.4)
Employee stock plans	—	3.7	(0.1)	—	—	—	3.6
Balance, September 30, 2020	$12.7	$1,622.2	$1,227.4	$—	$(1,128.6)	$116.1	$1,849.8

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2018	$12.7	$1,615.4	$1,422.0	$(30.6)	$(1,133.8)	$105.9	$1,991.6
Net income	—	—	201.1	—	—	9.0	210.1
Other comprehensive income (loss)	—	—	—	—	72.4	(3.0)	69.4
Employee stock plans	—	(3.3)	(0.3)	12.4	—	—	8.8
Balance, September 30, 2019	$12.7	$1,612.1	$1,622.8	$(18.2)	$(1,061.4)	$111.9	$2,279.9
Balance, December 31, 2019	$12.7	$1,618.0	$1,679.3	$(18.2)	$(1,201.7)	$103.1	$2,193.2
Net income (loss)	—	—	(451.6)	—	—	8.3	(443.3)
Other comprehensive income	—	—	—	—	73.1	4.7	77.8
Equity component of convertible note	—	49.8	—	—	—	—	49.8
Convertible note capped call	—	(19.4)	—	—	—		(19.4)
Employee stock plans	—	(26.2)	(0.3)	18.2	—	—	(8.3)
Balance, September 30, 2020	$12.7	$1,622.2	$1,227.4	$—	$(1,128.6)	$116.1	$1,849.8
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
Pending Accounting Pronouncements
In August 2020, the FASB issued new accounting guidance related to accounting for convertible instruments. Under this new guidance, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. As such, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the reported interest rate of convertible debt instruments typically will be closer to the coupon interest rate. The new guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation, requiring the if-converted method, and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. This new guidance is effective for the Company in fiscal year 2022, with early adoption permitted.
The Company expects to early adopt this new accounting guidance related to accounting for convertible instruments effective January 1, 2021 using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. This new guidance is applicable to the Company’s 3.5% Convertible Senior Notes due 2025 (the 2025 Convertible Notes) that were issued in June 2020, for which the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. As such, upon adoption on January 1, 2021, the $49.8 million value of the embedded conversion, which is net of allocated offering costs, that was classified in additional paid-in-capital in stockholders’ equity will be reclassified to long-term debt on the consolidated balance sheet and will no longer be amortized as additional non-cash interest expense over the term of the 2025 Convertible Notes using the effective interest method, resulting in reported interest expense for the 2025 Convertible Notes that is closer to the 3.5% cash coupon rate. The $4.6 million of non-cash interest expense recorded in fiscal year 2020 for the amortization of the portion of the 2025 Convertible Notes that was allocated to stockholders’ equity will be shown as an adjustment to the opening balance of retained earnings on January 1, 2021 with an offset to long-term debt on the consolidated balance sheet. These expected effects of adoption exclude any effects related to deferred taxes. There will be no impact to the Company’s earnings per share calculation as it previously applied the if-converted method to the 2025 Convertible Notes given ATI’s flexibility to settle conversions of the 2025 Convertible Notes in cash, shares of ATI’s common stock or a combination thereof, at ATI’s election.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the third quarters and nine months ended September 30, 2020 and 2019 were as follows:

(in millions)	Third quarter ended
	September 30, 2020			September 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$171.8	$74.3	$246.1	$377.7	$125.8	$503.5
Energy*	24.4	106.0	130.4	36.2	181.0	217.2
Automotive	1.5	57.9	59.4	2.2	71.4	73.6
Electronics/Computers/Communications	0.2	45.7	45.9	0.1	44.4	44.5
Food Equipment & Appliances	—	33.8	33.8	0.1	53.5	53.6
Construction/Mining	4.0	24.3	28.3	5.4	38.3	43.7
Medical	10.6	16.7	27.3	18.9	22.1	41.0
Other	8.8	18.0	26.8	11.2	30.4	41.6
Total	$221.3	$376.7	$598.0	$451.8	$566.9	$1,018.7

(in millions)	Nine Months Ended
	September 30, 2020			September 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$782.9	$321.3	$1,104.2	$1,223.1	$378.2	$1,601.3
Energy*	71.3	397.2	468.5	97.7	501.4	599.1
Automotive	4.5	182.2	186.7	8.9	215.2	224.1
Food Equipment & Appliances	0.1	131.3	131.4	0.2	156.2	156.4
Electronics/Computers/Communications	0.7	117.9	118.6	0.4	116.3	116.7
Construction/Mining	14.3	92.4	106.7	37.3	116.9	154.2
Medical	37.9	57.9	95.8	64.7	64.8	129.5
Other	30.6	81.3	111.9	49.2	73.4	122.6
Total	$942.3	$1,381.5	$2,323.8	$1,481.5	$1,622.4	$3,103.9
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.

(in millions)	Third quarter ended
	September 30, 2020			September 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$129.3	$219.3	$348.6	$241.1	$364.3	$605.4
Asia	19.9	103.0	122.9	44.1	120.4	164.5
Europe	60.7	34.1	94.8	134.5	51.8	186.3
Canada	4.4	8.5	12.9	12.6	13.0	25.6
South America, Middle East and other	7.0	11.8	18.8	19.5	17.4	36.9
Total	$221.3	$376.7	$598.0	$451.8	$566.9	$1,018.7

(in millions)	Nine Months Ended
	September 30, 2020			September 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$522.8	$909.1	$1,431.9	$800.3	$1,066.7	$1,867.0
Europe	286.2	104.1	390.3	454.0	150.5	604.5
Asia	72.6	288.3	360.9	136.2	323.4	459.6
Canada	21.1	30.0	51.1	38.9	42.5	81.4
South America, Middle East and other	39.6	50.0	89.6	52.1	39.3	91.4
Total	$942.3	$1,381.5	$2,323.8	$1,481.5	$1,622.4	$3,103.9
Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Third quarter ended
	September 30, 2020			September 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	38%	22%	28%	38%	29%	33%
Precision rolled strip products	—%	28%	18%	—%	22%	12%
Titanium and titanium-based alloys	32%	8%	17%	27%	13%	19%
Precision forgings, castings and components	30%	—%	11%	35%	—%	16%
Zirconium and related alloys	—%	16%	10%	—%	9%	5%
Total High-Value Products	100%	74%	84%	100%	73%	85%
Standard Products
Standard stainless products	—%	26%	16%	—%	27%	15%
Total	100%	100%	100%	100%	100%	100%

	Nine Months Ended
	September 30, 2020			September 30, 2019
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	38%	25%	30%	37%	26%	32%
Titanium and titanium-based alloys	27%	12%	18%	25%	11%	18%
Precision forgings, castings and components	35%	—%	14%	38%	—%	18%
Precision rolled strip products	—%	21%	13%	—%	22%	11%
Zirconium and related alloys	—%	13%	9%	—%	12%	6%
Total High-Value Products	100%	71%	84%	100%	71%	85%
Standard Products
Standard stainless products	—%	29%	16%	—%	29%	15%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $1.44 billion and $2.34 billion at September 30, 2020 and 2019, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at September 30, 2020 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.

Contract balances
As of September 30, 2020 and December 31, 2019, accounts receivable with customers were $392.3 million and $558.7 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the nine months ended September 30, 2020 and 2019:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	September 30, 2020	September 30, 2019
Balance as of beginning of fiscal year	$4.6	$6.0
Expense to increase the reserve	0.1	0.3
Write-off of uncollectible accounts	(0.4)	(1.3)
Balance as of period end	$4.3	$5.0

(in millions)
Contract Assets
Short-term	September 30, 2020	September 30, 2019
Balance as of beginning of fiscal year	$38.5	$51.2
Recognized in current year	55.8	57.0
Reclassified to accounts receivable	(52.7)	(63.1)
Impairment	—	—
Reclassification to/from long-term	0.1	—
Divestiture	—	(7.3)
Balance as of period end	$41.7	$37.8

Long-term	September 30, 2020	September 30, 2019
Balance as of beginning of fiscal year	$0.1	$0.1
Recognized in current year	—	—
Reclassified to accounts receivable	—	—
Impairment	—	—
Reclassification to/from short-term	(0.1)	—
Balance as of period end	$—	$0.1

(in millions)
Contract Liabilities
Short-term	September 30, 2020	September 30, 2019
Balance as of beginning of fiscal year	$78.7	$71.4
Recognized in current year	121.5	104.2
Amounts in beginning balance reclassified to revenue	(42.9)	(43.9)
Current year amounts reclassified to revenue	(65.6)	(34.8)
Other	—	0.2
Reclassification to/from long-term	6.1	—
Balance as of period end	$97.8	$97.1

Long-term	September 30, 2020	September 30, 2019
Balance as of beginning of fiscal year	$25.9	$7.3
Recognized in current year	12.9	0.8
Amounts in beginning balance reclassified to revenue	(0.8)	(0.8)
Current year amounts reclassified to revenue	—	—
Other	—	—
Reclassification to/from short-term	(6.1)	—
Balance as of period end	$31.9	$7.3
Contract costs for obtaining and fulfilling a contract were $5.6 million and $6.5 million as of September 30, 2020 and December 31, 2019, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three and nine months ended September 30, 2020 was $0.4 million and $1.1 million, respectively.

Contract cost amortization expense for the three and nine months ended September 30, 2019 was $0.4 million and $1.0 million, respectively.
Note 3. Inventories
Inventories at September 30, 2020 and December 31, 2019 were as follows (in millions):

	September 30, 2020	December 31, 2019
Raw materials and supplies	$210.5	$164.9
Work-in-process	717.9	899.6
Finished goods	191.1	161.3
Total inventories at current cost	1,119.5	1,225.8
Adjustment from current cost to LIFO cost basis	41.1	33.6
Inventory valuation reserves	(124.7)	(104.1)
Total inventories, net	$1,035.9	$1,155.3
Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains net realizable value (NRV) inventory valuation reserves to adjust carrying value of LIFO inventory to current replacement cost. These NRV reserves were $41.1 million at September 30, 2020 and $33.6 million at December 31, 2019. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2020	2019
LIFO benefit (charge)	$7.5	$(1.4)
NRV benefit (charge)	(7.5)	1.3
Net cost of sales impact	$—	$(0.1)
Note 4. Property, Plant and Equipment
Property, plant and equipment at September 30, 2020 and December 31, 2019 was as follows (in millions):

	September 30, 2020	December 31, 2019
Land	$35.0	$34.6
Buildings	884.2	832.7
Equipment and leasehold improvements	3,721.7	3,671.3
	4,640.9	4,538.6
Accumulated depreciation and amortization	(2,174.3)	(2,088.5)
Total property, plant and equipment, net	$2,466.6	$2,450.1
The construction in progress portion of property, plant and equipment at September 30, 2020 was $223.1 million.
Note 5. Goodwill Impairment

At September 30, 2020, the Company had $238.4 million of goodwill on its consolidated balance sheet, all of which relates to the HPMC segment. Goodwill decreased $287.4 million at September 30, 2020 compared to December 31, 2019, due to a $287.0 million interim impairment charge in the HPMC segment and $0.4 million from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.

The Company performs its annual goodwill impairment evaluations in the fourth quarter of each year. During the second quarter of 2020, the Company performed an interim goodwill impairment analysis on the Forged Products reporting unit and its $460.4 million goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic, and the increasing uncertainty of near-term demand requirements of aero-engine and airframe markets based on government responses to the pandemic and ongoing interactions with customers. In the previous 2019 annual goodwill impairment evaluation, this reporting unit had a fair value that exceeded carrying value by approximately 30%. For the 2020 interim impairment analysis, fair value was determined by a quantitative assessment that used a discounted cash flow technique, which represents Level 3 unobservable information in the fair value hierarchy. As a result of the second quarter 2020 interim goodwill impairment evaluation, the Company determined that the fair value of the Forged Products reporting unit was below carrying value, including goodwill, by $287.0 million. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in commercial aerospace market demand. Consequently, during the second quarter of 2020, the Company recorded a $287.0 million impairment charge for the partial impairment of the Forged Products reporting unit goodwill, most of which was assigned from the Company’s 2011 Ladish acquisition that was not deductible for income tax purposes. This goodwill impairment charge was excluded from 2020 HPMC business segment results. Accumulated goodwill impairment losses as of September 30, 2020 and December 31, 2019 were $528.0 million and $241.0 million, respectively.

The $238.4 million of goodwill remaining as of September 30, 2020 on the Company’s consolidated balance sheet is comprised of $173.4 million at Forged Products and $65.0 million at Specialty Materials. No indicators of impairment were observed in the third quarter 2020 associated with any of the Company’s long-lived assets.
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment, and manufactures Precision Rolled Strip stainless products mainly for the electronics, communication equipment, computer and automotive markets located in Asia. Cash and cash equivalents held by STAL as of September 30, 2020 were $48.9 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of September 30, 2020 were $3.2 million.

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

In late March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the U.S. Department of Commerce in the second quarter of 2020, and the 25% tariff remains in place.

On March 31, 2020, ATI announced that A&T Stainless would be idling the DRAP facility in 2020, in an orderly shut down process that was completed in the third quarter. A&T Stainless recorded a $4.8 million charge in the second quarter 2020 for contractual termination benefits as a result of the idling decision. ATI’s share of A&T Stainless results were losses of $1.6 million and $10.1 million for the three and nine months ended September 30, 2020, respectively, and losses of $2.6 million and $9.9 million for the three and nine months ended September 30, 2019, respectively, which is included within other income/expense, net, on the consolidated statements of operations. These equity method results are reported in the AA&S segment, with the exception of ATI’s $2.4 million share of the charge for termination benefits.

During the fourth quarter of 2019, A&T Stainless recorded a $14.2 million impairment charge on its long-lived assets, of which ATI recognized a $7.1 million equity loss for its 50% share. In addition, ATI recorded a $4.3 million reserve during the fourth quarter of 2019 on its net receivables for working capital advances and administrative services from A&T Stainless. No additional impairment charge on the long-lived assets of A&T Stainless or additional reserve on ATI’s receivables from A&T Stainless, based on ATI’s share of the estimated fair value of the joint venture’s net assets, was considered necessary during the first nine months of 2020.

As of September 30, 2020 and December 31, 2019, ATI had net receivables for working capital advances and administrative services, including the $4.3 million reserve, from A&T Stainless of $14.5 million and $32.5 million, respectively. For the September 30, 2020 balance of net receivables, $0.5 million was reported in prepaid expenses and other current assets and $14.0 million in other long-term assets on the consolidated balance sheet, while for December 31, 2019, $8.3 million was reported in prepaid expenses and other current assets and $24.2 million in other long-term assets. In addition, ATI evaluated the collectability of its remaining $5.5 million receivable from Tsingshan, which is reported in other long-term assets on the consolidated balance sheet, and concluded that no impairment or loss in expected value exists at this time.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.6 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $1.2 million for the three and nine months ended September 30, 2019, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.
Note 7. Supplemental Financial Statement Information
Other income (expense), net for the three and nine months ended September 30, 2020 and 2019 was as follows:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Rent and royalty income	$0.1	$1.4	$0.6	$2.8
Gains from disposal of property, plant and equipment, net	0.8	62.3	3.3	90.6
Net equity loss on joint ventures (See Note 6)	(1.0)	(2.4)	(6.6)	(8.7)
Joint venture restructuring charges (See Note 6)	—	—	(2.4)	—
Net gain (loss) from sales of businesses	—	5.8	—	(1.9)
Adjustment to indemnification for conditional ARO costs	—	—	4.3	—
Other	(0.3)	0.1	—	0.1
Total other income (expense), net	$(0.4)	$67.2	$(0.8)	$82.9
Gains from disposal of property, plant and equipment, net for the nine months ended September 30, 2020 include a $2.5 million gain on the sale of certain oil and gas rights. Gains from disposal of property, plant and equipment, net for the three and nine months ended September 30, 2019 include a $62.4 million and $91.7 million gain on the sale of certain oil and gas rights, respectively. These cash gains are reported as investing activities on the consolidated statements of cash flows for the nine months ended September 30, 2020 and September 30, 2019, respectively, and are excluded from segment operating results.
In the second quarter of 2020, the Company finalized a settlement agreement for an indemnity claim concerning a conditional asset retirement obligation (ARO) with the buyer of a formerly-owned business and as a result, the Company reduced ARO reserves by $4.3 million.

Note 8. Debt
Debt at September 30, 2020 and December 31, 2019 was as follows (in millions):

	September 30, 2020	December 31, 2019
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.875% Notes due 2027	350.0	350.0
Allegheny Technologies 3.5% Convertible Senior Notes due 2025	291.4	—
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	84.2	287.5
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Term Loan due 2024	200.0	100.0
U.S. revolving credit facility	—	—
Foreign credit facilities	4.2	4.9
Finance leases and other	25.6	18.8
Debt issuance costs	(15.2)	(12.3)
Equity component of convertible debt	(49.0)	—
Total debt	1,541.2	1,398.9
Short-term debt and current portion of long-term debt	12.2	11.5
Total long-term debt	$1,529.0	$1,387.4

(a) Bearing interest at 7.875% effective February 15, 2016.
Revolving Credit Facility

The Company has an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The ABL facility, which matures in September 2024, includes a $500 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and as of September 30, 2020, a $200 million term loan (Term Loan). In June 2020, the Company exercised its right to borrow an additional $100 million under the term loan portion of the ABL, with the same September 2024 maturity date. The Term Loan has an interest rate of 2.0% plus a LIBOR spread and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. The Company does not meet this required fixed charge coverage ratio at September 30, 2020. As a result, the Company is unable to access this remaining 12.5%, or $87.5 million, of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 4.75% Convertible Notes due 2022 and the 5.875% Notes due 2023. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of September 30, 2020, there were no outstanding borrowings under the revolving portion of the ABL facility, and $34.8 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $38 million bearing an average annual interest rate of 2.2% under the ABL facility for the first nine months of 2020. There were no average revolving credit borrowings for the first nine months of 2019.

Convertible Notes

In June 2020, the Company issued and sold $285.0 million aggregate principal amount of the 2025 Convertible Notes. The Company granted the underwriters a 13-day option to purchase up to an additional $40.0 million aggregate principal amount of 2025 Convertible Notes on the same terms and conditions to cover over-allotments, if any. The underwriters exercised a portion of this option on June 30, 2020, and the Company completed the offering and sale of an additional $6.4 million aggregate principal amount of 2025 Convertible Notes on July 2, 2020, subsequent to the end of the second quarter 2020. Interest on the 2025 Convertible Notes at the 3.5% cash coupon rate is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2020.

The Company used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of its outstanding 4.75% Convertible Senior Notes due 2022 (the 2022 Convertible Notes), resulting in a $21.5 million debt extinguishment charge, which included a $19.1 million cash make-whole payment related to the early extinguishment of the 2022 Convertible Notes as required by the applicable indenture, and a $2.4 million charge for deferred debt issue costs. The Company also used $19.4 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, described below, which was recorded as a reduction to additional paid-in-capital in stockholders’ equity on the consolidated balance sheet. The remainder of the net proceeds from the offering will be used for general corporate purposes.

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

As a result of this flexible settlement feature of the 2025 Convertible Notes, the embedded conversion option is required to be separately accounted for as a component of stockholders’ equity. The value of the embedded conversion option was determined to be $51.4 million based on the estimated fair value of comparable senior unsecured debt without the conversion feature, using an income approach of expected present value. The equity component will be amortized as additional non-cash interest expense over the term of the 2025 Convertible Notes using the effective interest method, and is not remeasured as long as it continues to meet the conditions for equity classification. Offering costs attributable to the debt component totaling $7.5 million are being amortized to interest expense over the term of the 2025 Convertible Notes, and offering costs attributable to the equity component totaling $1.6 million were netted within stockholders’ equity. As a result, $49.8 million of the 2025 Convertible Notes was recorded in additional paid-in-capital in stockholders’ equity ($51.4 million of the gross $291.4 million, net of $1.6 million of allocated offering costs). Including debt issue cost amortization, the 2025 Convertible Notes will have reported interest expense at an 8.4% rate, higher than the 3.5% cash coupon rate.

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2020, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 3 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is less than 5% of a single year’s estimated nickel raw material purchase requirements.
At September 30, 2020, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At September 30, 2020, the Company hedged approximately 100% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2020, approximately 70% for 2021 and approximately 25% for 2022.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2020, the Company had no significant outstanding foreign currency forward contracts.
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

(In millions) Asset derivatives	Balance sheet location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Prepaid expenses and other current assets	1.8	4.4
Natural gas contracts	Prepaid expenses and other current assets	1.4	—
Nickel and other raw material contracts	Other assets	0.4	1.2
Natural gas contracts	Other assets	0.5	—
Total derivatives designated as hedging instruments		4.1	5.6
Total asset derivatives		$4.1	$5.6
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1.1	$0.3
Natural gas contracts	Other current liabilities	0.3	2.5
Nickel and other raw material contracts	Other current liabilities	0.1	2.5
Interest rate swap	Other long-term liabilities	2.8	1.2
Natural gas contracts	Other long-term liabilities	—	1.0
Total derivatives designated as hedging instruments		4.3	7.5
Total liability derivatives		$4.3	$7.5
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of September 30, 2020. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 16 for further explanation).
Assuming market prices remain constant with those at September 30, 2020, a pre-tax gain of $1.7 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2020 and 2019 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended September 30,		Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Nickel and other raw material contracts	$2.1	$11.8	$0.7	$1.1
Natural gas contracts	2.5	(0.9)	(0.8)	(0.6)
Foreign exchange contracts	—	0.9	—	0.3
Interest rate swap	0.1	(1.2)	(0.2)	(0.1)
Total	$4.7	$10.6	$(0.3)	$0.7

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Nickel and other raw material contracts	$(2.1)	$18.2	$(1.3)	$0.5
Natural gas contracts	1.2	(3.2)	(2.8)	(0.6)
Foreign exchange contracts	(0.1)	1.0	(0.1)	—
Interest rate swap	(2.1)	(1.7)	(0.7)	(0.3)
Total	$(3.1)	$14.3	$(4.9)	$(0.4)
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
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2020 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$572.2	$572.2	$572.2	$—
Derivative financial instruments:
Assets	4.1	4.1	—	4.1
Liabilities	4.3	4.3	—	4.3
Debt (a)	1,605.4	1,597.7	1,367.9	229.8

The estimated fair value of financial instruments at December 31, 2019 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$490.8	$490.8	$490.8	$—
Derivative financial instruments:
Assets	5.6	5.6	—	5.6
Liabilities	7.5	7.5	—	7.5
Debt (a)	1,411.2	1,676.5	1,552.8	123.7
(a)The total carrying amount for debt for both periods excludes debt issuance costs related to the recognized debt liability which is presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The September 30, 2020 debt carrying value includes $49.0 million for the unamortized balance of the portion of the 2025 Convertible Notes recorded in stockholders’ equity due to the flexible settlement feature of the notes (see Note 8).

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
For the three month periods ended September 30, 2020 and 2019, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019
Service cost - benefits earned during the year	$3.2	$3.2	$0.6	$0.5
Interest cost on benefits earned in prior years	21.6	26.4	2.6	3.7
Expected return on plan assets	(33.6)	(32.8)	—	—
Amortization of prior service cost (credit)	0.1	—	(0.9)	(0.7)
Amortization of net actuarial loss	18.6	18.5	2.7	3.4
Total retirement benefit expense	$9.9	$15.3	$5.0	$6.9

For the nine month periods ended September 30, 2020 and 2019, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost - benefits earned during the year	$9.5	$9.5	$1.7	$1.4
Interest cost on benefits earned in prior years	64.7	79.1	8.0	11.1
Expected return on plan assets	(100.8)	(98.5)	—	—
Amortization of prior service cost (credit)	0.5	0.2	(2.8)	(2.1)
Amortization of net actuarial loss	55.8	55.3	8.1	10.1
Total retirement benefit expense	$29.7	$45.6	$15.0	$20.5
Note 12. Income Taxes

The provision for income taxes for the third quarter and nine months ended September 30, 2020 was $0.8 million, or (1.7)%, and $104.2 million, or (30.7)%, respectively, of loss before taxes. In the second quarter 2020, ATI recorded a $99.0 million deferred tax asset valuation allowance on its U.S. federal and state tax attributes. The Company entered into a three-year cumulative loss within the United States as of June 30, 2020, limiting the Company’s ability to utilize future projections when analyzing the need for a valuation allowance, therefore limiting sources of income as part of the analysis. The Company continues to be unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for the Company’s domestic operations could produce a significant variation in its annual effective tax rate. The tax provision for the third quarter 2019 and the nine months ended September 30, 2019 was $3.7 million, or 3.1%, and $10.3 million, or 4.7%, respectively, of income before taxes, primarily due to deferred tax asset valuation allowances in the United States.

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
Note 13. Business Segments
Effective January 1, 2020, the Company began operating under two revised business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). HPMC is now comprised of the Specialty Materials and Forged Products businesses, as well as our ATI Europe distribution operations. The updated HPMC segment intensifies its primary focus on maximizing aero-engine materials and components growth, with approximately 80% of its revenue derived from the aerospace and defense markets. The new AA&S segment combines our Specialty Alloys & Components (SAC) business, including the primary titanium operations in Richland, WA and Albany, OR, with ATI’s former Flat Rolled Products (FRP) business segment, which included the FRP business, the 60%-owned STAL joint venture, and the Uniti and A&T Stainless 50%-owned joint ventures that are reported in AA&S segment results under the equity method of accounting. AA&S is focused on delivering high-value flat products primarily to the energy, aerospace, and defense end-markets, which comprise approximately 50% of its revenue. AA&S was created to align melting technologies with hot-rolling capabilities to produce products with faster flow times and lower costs. Financial results of our aerospace-grade titanium plate products also transferred from HPMC to AA&S effective January 1, 2020. All segment reporting information for 2020 and prior periods below reflect these two revised business segments.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total sales:
High Performance Materials & Components	$230.1	$471.6	$995.3	$1,540.7
Advanced Alloys & Solutions	393.3	626.2	1,487.1	1,811.2
	623.4	1,097.8	2,482.4	3,351.9
Intersegment sales:
High Performance Materials & Components	8.8	19.8	53.0	59.2
Advanced Alloys & Solutions	16.6	59.3	105.6	188.8
	25.4	79.1	158.6	248.0
Sales to external customers:
High Performance Materials & Components	221.3	451.8	942.3	1,481.5
Advanced Alloys & Solutions	376.7	566.9	1,381.5	1,622.4
	$598.0	$1,018.7	$2,323.8	$3,103.9

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Segment operating profit (loss):
High Performance Materials & Components	$(2.7)	$68.4	$63.6	$198.5
Advanced Alloys & Solutions	(4.1)	30.8	38.1	76.9
Total segment operating profit (loss)	(6.8)	99.2	101.7	275.4
LIFO and net realizable value reserves	—	—	—	(0.1)
Corporate expenses	(10.9)	(16.0)	(31.4)	(50.6)
Closed operations and other expense	(1.1)	(8.2)	(5.3)	(19.2)
Restructuring and other charges (See Note 14)	(2.3)	—	(27.0)	—
Impairment of goodwill (See Note 5)	—	—	(287.0)	—
Joint venture restructuring charges (See Note 6)	—	—	(2.4)	—
Gain on asset sales, net	—	68.2	2.5	89.8
Debt extinguishment charge (See Note 8)	—	—	(21.5)	—
Interest expense, net	(25.1)	(24.2)	(68.7)	(74.9)
Income (loss) before income taxes	$(46.2)	$119.0	$(339.1)	$220.4

Corporate expenses were lower for the third quarter and first nine months of 2020 compared to 2019 primarily due to lower incentive compensation expense based on expected performance versus targeted metrics, and lower expenses resulting from cost reduction actions. Closed operations and other expenses were lower in the third quarter and first nine months of 2020 compared to 2019, reflecting lower legal and retirement benefit expense of closed operations. Closed operations and other expenses for the first nine months of 2020 also benefited by $4.3 million from settlements of contract indemnity obligations, along with lower environmental expense of closed operations compared to the prior year period.

The $2.5 million gain on asset sales, net for the nine months ended September 30, 2020 consists of a gain on the sale of certain oil and gas rights (see Note 7). The $68.2 million net gain on asset sales for the third quarter ended September 30, 2019 consists of a $62.4 million gain on the sale of certain oil and gas rights and a $6.2 million gain on the sale of the Company’s Cast Products business, partially offset by a $0.4 million loss on the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY. The $89.8 million net gain on asset sales for the nine months ended September 30, 2019 consists of a

$91.7 million gain on the sale of oil and gas rights and a $6.2 million gain on the sale of the Company’s Cast Products business, partially offset by an $8.1 million loss on the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY.

Note 14. Restructuring

For the third quarter and nine months ended September 30, 2020, the Company recorded restructuring charges of $2.3 million and $27.0 million, respectively, which are presented as restructuring charges in the consolidated statements of operations and are excluded from segment operating results. These charges were a result of workforce right-sizing actions to better match the Company’s cost structure to expected demand, primarily as a result of economic challenges created by the COVID-19 pandemic. For the third quarter of 2020, these charges are comprised of severance obligations for the elimination of approximately 100 positions at several operating locations and the corporate office. For the nine months ended September 30, 2020, these charges also include severance obligations for the elimination of approximately 550 positions for both involuntary reductions and voluntary retirement incentive programs related to both salary and hourly employees in the HPMC segment in the second quarter of 2020 and the reduction of approximately 90 positions for a voluntary retirement incentive program completed in the first quarter of 2020 for eligible salaried employees, building on the previously announced restructuring program in the fourth quarter of 2019.

Reserves for restructuring charges at September 30, 2020 consist of severance costs incurred in the fourth quarter 2019 and the first nine months of 2020, which are expected to be substantially paid by mid-2021. Restructuring reserves activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2019	$4.5
Additions	27.0
Payments	(11.4)
Balance at September 30, 2020	$20.1

Of this $20.1 million restructuring reserve balance at September 30, 2020, $18.9 million is recorded in other current liabilities and $1.2 million is recorded in other long-term liabilities on the consolidated balance sheet.

Note 15. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three months ended		Nine months ended
(In millions, except per share amounts)	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Numerator for basic income (loss) per common share –
Net income (loss) attributable to ATI	$(50.1)	$111.0	$(451.6)	$201.1
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	3.2	—	9.7
3.5% Convertible Senior Notes due 2025	—	—	—	—
Numerator for diluted income (loss) per common share –
Net income (loss) attributable to ATI after assumed conversions	$(50.1)	$114.2	$(451.6)	$210.8
Denominator:
Denominator for basic net income (loss) per common share – weighted average shares	126.6	125.9	126.5	125.7
Effect of dilutive securities:
Share-based compensation	—	0.9	—	0.8
4.75% Convertible Senior Notes due 2022	—	19.9	—	19.9
3.5% Convertible Senior Notes due 2025	—	—	—	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	126.6	146.7	126.5	146.4
Basic net income (loss) attributable to ATI per common share	$(0.40)	$0.88	$(3.57)	$1.60
Diluted net income (loss) attributable to ATI per common share	$(0.40)	$0.78	$(3.57)	$1.44
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 25.0 million and 21.9 million anti-dilutive shares for the three and nine month periods ended September 30, 2020, respectively. There were no anti-dilutive shares for the three and nine months periods ended September 30, 2019.

Note 16. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended September 30, 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2020		$(1,051.8)		$(84.5)		$(3.7)		$(32.8)	$(1,172.8)
OCI before reclassifications		—		17.2		4.7		—	21.9
Amounts reclassified from AOCI	(a)	15.6	(b)	—	(c)	0.3	(d)	6.4	22.3
Net current-period OCI		15.6		17.2		5.0		6.4	44.2
Balance, September 30, 2020		$(1,036.2)		$(67.3)		$1.3		$(26.4)	$(1,128.6)
Attributable to noncontrolling interests:
Balance, June 30, 2020		$—		$8.5		$—		$—	$8.5
OCI before reclassifications		—		6.0		—		—	6.0
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		6.0		—		—	6.0
Balance, September 30, 2020		$—		$14.5		$—		$—	$14.5
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2019		$(1,083.1)		$(76.6)		$(0.5)		$(41.5)	$(1,201.7)
OCI before reclassifications		—		9.3		(3.1)		—	6.2
Amounts reclassified from AOCI	(a)	46.9	(b)	—	(c)	4.9	(d)	15.1	66.9
Net current-period OCI		46.9		9.3		1.8		15.1	73.1
Balance, September 30, 2020		$(1,036.2)		$(67.3)		$1.3		$(26.4)	$(1,128.6)
Attributable to noncontrolling interests:
Balance, December 31, 2019		$—		$9.8		$—		$—	$9.8
OCI before reclassifications		—		4.7		—		—	4.7
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		4.7		—		—	4.7
Balance, September 30, 2020		$—		$14.5		$—		$—	$14.5

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended September 30, 2019 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2019		$(973.4)		$(73.0)		$—		$(38.0)	$(1,084.4)
OCI before reclassifications		—		(11.7)		10.6		—	(1.1)
Amounts reclassified from AOCI	(a)	16.1	(b)	—	(c)	(0.7)	(d)	8.7	24.1
Net current-period OCI		16.1		(11.7)		9.9		8.7	23.0
Balance, September 30, 2019		$(957.3)		$(84.7)		$9.9		$(29.3)	$(1,061.4)
Attributable to noncontrolling interests:
Balance, June 30, 2019		$—		$12.7		$—		$—	$12.7
OCI before reclassifications		—		(4.6)		—		—	(4.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(4.6)		—		—	$(4.6)
Balance, September 30, 2019		$—		$8.1		$—		$—	$8.1

The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2019 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2018		$(1,005.8)		$(73.9)		$(4.8)		$(49.3)	$(1,133.8)
OCI before reclassifications		—		(10.8)		14.3		—	3.5
Amounts reclassified from AOCI	(a)	48.5	(b)	—	(c)	0.4	(d)	20.0	68.9
Net current-period OCI		48.5		(10.8)		14.7		20.0	72.4
Balance, September 30, 2019		$(957.3)		$(84.7)		$9.9		$(29.3)	$(1,061.4)
Attributable to noncontrolling interests:
Balance, December 31, 2018		$—		$11.1		$—		$—	$11.1
OCI before reclassifications		—		(3.0)		—		—	(3.0)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.0)		—		—	$(3.0)
Balance, September 30, 2019		$—		$8.1		$—		$—	$8.1

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

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2020 and 2019 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.8	$0.7	$2.3	$1.9	(a)
Actuarial losses	(21.3)	(21.9)	(63.9)	(65.4)	(a)
	(20.5)	(21.2)	(61.6)	(63.5)	(c)	Total before tax
	(4.9)	(5.1)	(14.7)	(15.0)		Tax benefit (d)
	$(15.6)	$(16.1)	$(46.9)	$(48.5)		Net of tax
Derivatives
Nickel and other raw material contracts	$0.9	$1.5	$(1.7)	$0.7	(b)
Natural gas contracts	(1.1)	(0.8)	(3.7)	(0.8)	(b)
Foreign exchange contracts	—	0.4	(0.1)	—	(b)
Interest rate swap	(0.2)	(0.3)	(0.9)	(0.5)	(b)
	(0.4)	0.8	(6.4)	(0.6)	(c)	Total before tax
	(0.1)	0.1	(1.5)	(0.2)		Tax (benefit) expense (d)
	$(0.3)	$0.7	$(4.9)	$(0.4)		Net of tax

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
At September 30, 2020, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $4 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Allegheny Technologies Incorporated and its subsidiary, ATI Titanium LLC (“ATI Titanium”), are parties to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (“USM”) and ATI Titanium entered into in 2006 (the “Supply Agreement”). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. The case currently is scheduled for trial in mid-2021, and while ATI intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

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

ATI reported third quarter 2020 sales of $598.0 million and a loss before tax of $46.2 million, compared to sales of $1.0 billion and income before tax of $119.0 million for the third quarter of 2019. Our gross profit for the third quarter of 2020 was $38.1 million, or 6.4% of sales, a $121.6 million decrease, and a 930 basis point decrease, compared to the third quarter 2019, largely due to weakened market conditions resulting from the COVID-19 pandemic.

Third quarter 2020 results included $2.3 million of restructuring charges, all of which are excluded from segment results, for severance programs at several operating locations and the corporate office. These restructuring charges are included in operating income (loss) on the consolidated statements of operations, which was an operating loss of $9.6 million for the third quarter 2020, compared to operating income of $94.5 million for the third quarter 2019.

Nonoperating items included a reduction in nonoperating retirement benefit expense of approximately $7 million in the third quarter 2020, compared to the prior year period. Third quarter 2019 other (nonoperating) income/expense included $68.2 million in net gains from non-core asset sales, consisting of a $62.4 million gain to monetize oil and gas rights and a $6.2 million gain on the sale of the Company’s Cast Products business, partially offset by a $0.4 million loss on the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY. Net loss attributable to ATI was $50.1 million, or ($0.40) per share, in the third quarter of 2020, compared to net income attributable to ATI of $111.0 million, or $0.78 per share, for the third quarter of 2019. Adjusted EBITDA was $16.6 million, or 2.8% of sales, for the third quarter 2020, and $180.2 million, or 17.7% of sales, for the prior year quarter. See the Financial Condition and Liquidity section of Management’s Discussion and Analysis for these non-GAAP definitions and calculations.

As discussed above, at the start of 2020, ATI realigned its business segments to streamline operations and unlock synergies, and proactively implemented workforce reduction initiatives in the fourth quarter 2019 and again in the first nine months of 2020 in response to changed market conditions resulting from the COVID-19 pandemic to better match our cost structure to expected demand. To date, we have reduced company-wide employment levels by approximately 800 people, or about 10% of our total workforce. To help further mitigate the financial impact from reduced aerospace and consumer demand levels stemming from the COVID-19 pandemic, we implemented cost reduction efforts throughout 2020 including the temporary idling of operations to reduce costs and inventory, salary reductions for a substantial portion of our staff, reductions in 401(k) benefits for nearly all employees, furlough of non-essential positions, and significant reductions in capital expenditures and corporate expenses. Most of these cost reduction efforts are expected to continue into 2021. These actions provide a strong foundation to respond to the economic challenges created by the COVID-19 pandemic. We will continue to evaluate our demand levels and operating rates and may take additional actions as warranted.

Compared to the third quarter 2019, sales decreased 51% in the HPMC business segment and decreased 34% in the AA&S business segment. Sales to the aerospace & defense markets, which represented 78% of third quarter 2020 HPMC sales, were 55% lower, primarily resulting from a 64% decrease in sales to the commercial aerospace market, partially offset by an increase in sales to the government aerospace & defense markets. Compared to the prior year period, lower AA&S sales were largely due to a 42% decline in the energy market and a 48% decline in the commercial aerospace market.

Results for the first nine months of 2020 were sales of $2.32 billion and loss before tax of $339.1 million, compared to sales of $3.10 billion and income before tax of $220.4 million for the first nine months of 2019. Results in 2019 included $95 million of sales and minimal segment operating profit related to the divested titanium investment castings and industrial forgings businesses. Our gross profit was $247.6 million, or 10.7% of sales, a $220.9 million decline compared to the first nine months of 2019, reflecting COVID-19 impacts. The results for the first nine months of 2020 included $337.9 million of pretax charges, all of which are excluded from segment results and consisted of the following:
•$287.0 million for impairment of a portion of goodwill at our Forged Products operations,
•$21.5 million for debt extinguishment on $203.2 million, or 71%, of the principal balance of the outstanding 4.75% Convertible Senior Notes due 2022 (the 2022 Convertible Notes),
•$27.0 million of restructuring charges for voluntary and involuntary employee severance programs, and
•$2.4 million of severance charges at our A&T Stainless joint venture.

The goodwill impairment and restructuring charges are included in operating income (loss) on the consolidated statements of operations, which was an operating loss of $214.6 million for the first nine months of 2020, compared to operating income of $267.6 million for the first nine months of 2019.

Nonoperating items included a reduction in nonoperating retirement benefit expense of approximately $22 million for the first nine months of 2020, compared to the prior year period. Other (nonoperating) income/expense for the first nine months of 2019 included $89.8 million in net gains from non-core asset sales, consisting of a $91.7 million gain to monetize oil and gas rights and a $6.2 million gain on the sale of the Company’s Cast Products business, partially offset by an $8.1 million loss on the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY. Results for the first nine months of 2020 include a $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes recorded in the second quarter 2020, due to a three-year cumulative loss position. Net loss attributable to ATI was $451.6 million, or ($3.57) per share, in the first nine months of 2020, compared to net income attributable to ATI of $201.1 million, or $1.44 per share, for the first nine months of 2019.
Results for the first nine months of 2020 reflect the continued weakened market conditions resulting from the COVID-19 pandemic. We maintained our solid cash and liquidity positions during the first nine months of 2020, and issued $291.4 million aggregate principal amount of new, five-year convertible debt in 2020 to partially retire our 2022 Convertible Notes while lowering cash interest costs and reducing future stockholder dilution. We also exercised our option to draw another $100 million term loan within our asset based lending credit facility. These actions are further discussed in the Financial Condition and Liquidity section of Management’s Discussion and Analysis.
Compared to the first nine months of 2019, sales decreased 36% in the HPMC business segment, 4% of which was a result of divestitures, and decreased 15% in the AA&S business segment. Sales to the aerospace & defense markets in the HPMC segment were 36% lower than the first nine months of 2019, due to declines in the commercial aerospace market. AA&S sales reflect lower sales across most markets, particularly in the energy, aerospace & defense and automotive markets.

ATI’s sales to the aerospace & defense markets decreased 51% to $246.1 million in the third quarter 2020, compared to the third quarter 2019. HPMC sales of next-generation jet engine products, which represented 19% of total third quarter 2020 HPMC jet engine product sales, decreased 87% compared to the third quarter 2019.

Comparative information for our overall revenues (in millions) by end market, including divested businesses prior to sale, and their respective percentages of total revenues for the three and nine month periods ended September 30, 2020 and 2019 were as follows:

	Three months ended		Three months ended
Markets	September 30, 2020		September 30, 2019
Aerospace & Defense	$246.1	41%	$503.5	49%
Energy*	130.4	22%	217.2	21%
Automotive	59.4	10%	73.6	7%
Electronics/Computers/Communication	45.9	8%	44.5	5%
Food Equipment & Appliances	33.8	6%	53.6	5%
Construction/Mining	28.3	5%	43.7	4%
Medical	27.3	5%	41.0	5%
Other	26.8	3%	41.6	4%
Total	$598.0	100%	$1,018.7	100%

	Nine months ended		Nine months ended
Markets	September 30, 2020		September 30, 2019
Aerospace & Defense	$1,104.2	47%	$1,601.3	52%
Energy*	468.5	20%	599.1	19%
Automotive	186.7	8%	224.1	7%
Food Equipment & Appliances	131.4	6%	156.4	5%
Electronics/Computers/Communication	118.6	5%	116.7	4%
Construction/Mining	106.7	5%	154.2	5%
Medical	95.8	4%	129.5	4%
Other	111.9	5%	122.6	4%
Total	$2,323.8	100%	$3,103.9	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
For the third quarter 2020, international sales of $249 million, or 42% of total sales, decreased compared to $413 million, or 41% of total sales, in the third quarter 2019. ATI’s international sales are mostly to the aerospace, energy, automotive and medical markets.
Sales of our high-value products represented 84% of total sales, the majority of which were consumed by our aerospace & defense customers, for both the three and nine months ended September 30, 2020, respectively. Comparative information for our major high-value and standard products, including divested business prior to sale, based on their percentages of revenues is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	28%	33%	30%	32%
Precision rolled strip products	18%	12%	13%	11%
Titanium and titanium-based alloys	17%	19%	18%	18%
Precision forgings, castings and components	11%	16%	14%	18%
Zirconium and related alloys	10%	5%	9%	6%
Total High-Value Products	84%	85%	84%	85%
Standard Products
Standard stainless products	16%	15%	16%	15%
Grand Total	100%	100%	100%	100%

Segment operating loss for the third quarter 2020 was $6.8 million, or (1.1)% of sales, compared to segment operating profit of $99.2 million, or 9.7% of sales, for the third quarter of 2019. For the first nine months of 2020, segment operating profit was $101.7 million, or 4.4% of sales, compared to segment operating profit of $275.4 million, or 8.9% of sales, for the first nine months of 2019. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes all effects of last in, first out (LIFO) inventory accounting and any related changes in net realizable value (NRV) inventory reserves, income taxes, corporate expenses, net interest expense, closed operations and other expenses, charges for goodwill impairment, restructuring and other charges, debt extinguishment charges and non-operating gains and losses. Results on our management basis of reporting were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales:
High Performance Materials & Components	$221.3	$451.8	$942.3	$1,481.5
Advanced Alloys & Solutions	376.7	566.9	1,381.5	1,622.4
Total external sales	$598.0	$1,018.7	$2,323.8	$3,103.9

Segment operating profit (loss):
High Performance Materials & Components	$(2.7)	$68.4	$63.6	$198.5
% of Sales	(1.2)%	15.1%	6.7%	13.4%
Advanced Alloys & Solutions	(4.1)	30.8	38.1	76.9
% of Sales	(1.1)%	5.4%	2.8%	4.7%
Total segment operating profit (loss)	$(6.8)	$99.2	$101.7	$275.4
% of Sales	(1.1)%	9.7%	4.4%	8.9%

LIFO and net realizable value reserves	$—	$—	$—	$(0.1)
Corporate expenses	(10.9)	(16.0)	(31.4)	(50.6)
Closed operations and other expenses	(1.1)	(8.2)	(5.3)	(19.2)
Restructuring and other charges	(2.3)	—	(27.0)	—
Impairment of goodwill	—	—	(287.0)	—
Joint venture restructuring charges	—	—	(2.4)	—
Gain on asset sales, net	—	68.2	2.5	89.8
Debt extinguishment charge	—	—	(21.5)	—
Interest expense, net	(25.1)	(24.2)	(68.7)	(74.9)
Income (loss) before income taxes	$(46.2)	$119.0	$(339.1)	$220.4

Business Segment Results
High Performance Materials & Components Segment
Third quarter 2020 sales were $221.3 million, decreasing 51% compared to the third quarter 2019. Sales to the aerospace and defense markets, which were 78% of third quarter 2020 HPMC sales, were 55% lower, reflecting a 64% decrease in sales to the commercial aerospace market, partially offset by a 32% increase in government aerospace & defense sales. Sales of next-generation jet engine products represented 19% of total third quarter 2020 HPMC jet engine product sales.

Comparative information for our HPMC segment revenues (in millions) by market, including divested businesses prior to sale, and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2020 and 2019 is as follows:

	Three months ended		Three months ended
Markets	September 30, 2020		September 30, 2019
Aerospace & Defense:
Commercial Jet Engines	$80.0	36%	$251.2	56%
Commercial Airframes	42.2	19%	88.8	20%
Government Aerospace & Defense	49.6	22%	37.7	8%
Total Aerospace & Defense	171.8	77%	377.7	84%
Energy*	24.4	11%	36.2	8%
Medical	10.6	5%	18.9	4%
Construction/Mining	4.0	2%	5.4	1%
Other	10.5	5%	13.6	3%
Total	$221.3	100%	$451.8	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
International sales represented 42% of total segment sales for the third quarter 2020. Comparative information for the HPMC segment’s major product categories, including divested businesses prior to sale, based on their percentages of revenue for the three months ended September 30, 2020 and 2019, is as follows:

	Three months ended September 30,
	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	38%	38%
Titanium and titanium-based alloys	32%	27%
Precision forgings, castings and components	30%	35%
Total High-Value Products	100%	100%
Segment operating profit/loss in the third quarter 2020 decreased to a loss of $2.7 million, or (1.2)% of total sales, compared to profit of $68.4 million, or 15.1% of total sales, for the third quarter 2019. Lower overall demand, including lower sales of higher-margin next-generation jet engine products, and reduced asset utilization rates negatively impacted operating margins.
HPMC financial results continued significant weakness in the third quarter 2020 due to demand disruptions in the aerospace & defense and energy markets as a result of the COVID-19 pandemic. Most production facilities operated at lower utilization rates, leading to cost inefficiencies, along with weaker profit margins due to intense market competition. These market conditions are presently expected to continue through at least the first half of 2021.
Sales for the first nine months of 2020 were $942.3 million compared to $1.48 billion for the first nine months of 2019. Declines were noted across most major markets, including a 42% decline in the commercial aerospace market, partially offset by a 23% increase in government aerospace & defense market sales. Sales in the medical and energy markets were 41% and 27% lower, respectively. Results in 2019 included $95 million of sales related to the divested titanium investment castings and industrial forgings businesses, resulting in a 4% unfavorable impact from divestitures.

Comparative information for our HPMC segment revenues (in millions) by market, including divested businesses prior to sale, and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2020 and 2019 is as follows:

	Nine months ended		Nine months ended
Markets	September 30, 2020		September 30, 2019
Aerospace & Defense:
Commercial Jet Engines	$468.4	50%	$815.8	55%
Commercial Airframes	179.0	19%	297.5	20%
Government Aerospace & Defense	135.5	14%	109.8	8%
Total Aerospace & Defense	782.9	83%	1,223.1	83%
Energy*	71.3	8%	97.7	7%
Medical	37.9	4%	64.7	4%
Construction/Mining	14.3	2%	37.3	2%
Other	35.9	3%	58.7	4%
Total	$942.3	100%	$1,481.5	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
International sales represented 45% of total segment sales for first nine months of 2020. Comparative information for the HPMC segment’s major product categories, including divested businesses prior to sale, based on their percentages of revenue for the nine months ended September 30, 2020 and 2019, is as follows:

	Nine months ended September 30,
	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	38%	37%
Precision forgings, castings and components	35%	38%
Titanium and titanium-based alloys	27%	25%
Total High-Value Products	100%	100%

Segment operating profit in the first nine months of 2020 decreased to $63.6 million, or 6.7% of total sales, compared to $198.5 million, or 13.4% of total sales, for the first nine months of 2019. Results for 2020 reflect lower overall demand and reduced asset utilization rates which negatively impacted operating margins.

Advanced Alloys & Solutions Segment
Third quarter 2020 sales were $376.7 million, decreasing 34% compared to the third quarter 2019. Sales to electrical energy generation markets were 7% higher compared to the prior year period, while total sales to all energy markets, which also include oil & gas, hydrocarbon and chemical processing were 42% lower. Declines of 48% and 19% were also noted in the commercial aerospace and automotive markets, respectively. Sales of high-value products were 32% lower, largely due to a 59% decline in titanium and titanium-based alloys and a 49% decline in nickel-based alloys and specialty alloys.

Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2020 and 2019 is as follows:

	Three months ended		Three months ended
Markets	September 30, 2020		September 30, 2019
Energy*	106.0	28%	181.0	32%
Aerospace & Defense	74.3	20%	125.8	22%
Automotive	57.9	16%	71.4	13%
Electronics/Computers/Communication	45.7	12%	44.4	8%
Food Equipment & Appliances	33.8	9%	53.5	9%
Construction/Mining	24.3	6%	38.3	7%
Other	34.7	9%	52.5	9%
Total	$376.7	100%	$566.9	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
International sales represented 42% of total segment sales for the third quarter 2020. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended September 30, 2020 and 2019, are presented in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales are excluded from this presentation.

	Three months ended September 30,
	2020	2019
High-Value Products
Precision rolled strip products	28%	22%
Nickel-based alloys and specialty alloys	22%	29%
Zirconium and related alloys	16%	9%
Titanium and titanium-based alloys	8%	13%
Total High-Value Products	74%	73%
Standard Products
Standard stainless products	26%	27%
Grand Total	100%	100%
Segment operating loss was $4.1 million, or (1.1)% of sales, for the third quarter 2020, compared to a profit of $30.8 million, or 5.4% of sales, for the third quarter 2019. AA&S segment results for the third quarter 2020 compared to the prior year period reflects lower retirement benefit expense of approximately $5 million. Results in the third quarter 2020 and 2019 also include $1.6 million and $2.6 million, respectively, in losses from the A&T Stainless joint venture operations.
AA&S financial results continued significant weakness in the third quarter 2020 due to demand disruptions in the aerospace, energy and general industrial markets as a result of the COVID-19 pandemic. Lower utilization rates have resulted at most production facilities, leading to cost inefficiencies, along with weaker profit margins due to intense market competition. These market conditions are presently expected to continue through at least the first half of 2021.
Sales for the first nine months of 2020 were $1.38 billion compared to $1.62 billion for the first nine months of 2019. The sales decline was primarily due to a 23% decline in sales to the commercial aerospace market, a 21% decline in the energy markets and a 15% decline in the automotive market, partially offset by higher sales in the government aerospace & defense market and higher HRPF conversion services billings. Sales in 2019 reflect project-based demand for products in the oil & gas market as well as marine scrubber products within the energy market. Sales of high-value products were 7% lower, largely due to a 13% decline in precision rolled strip products and a 12% decline in nickel-based alloys and specialty alloys.

Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2020 and 2019 is as follows:

	Nine months ended		Nine months ended
Markets	September 30, 2020		September 30, 2019
Energy*	397.2	29%	501.4	31%
Aerospace & Defense	321.3	23%	378.2	23%
Automotive	182.2	13%	215.2	13%
Food Equipment & Appliances	131.3	9%	156.2	10%
Electronics/Computers/Communication	117.9	9%	116.3	7%
Construction/Mining	92.4	7%	116.9	7%
Other	139.2	10%	138.2	9%
Total	$1,381.5	100%	$1,622.4	100%
*Includes the oil & gas, hydrocarbon and chemical processing, and electrical energy markets.
International sales represented 34% of total segment sales for the first nine months of 2020. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the nine months ended September 30, 2020 and 2019, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Nine months ended September 30,
	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	25%	26%
Precision rolled strip products	21%	22%
Zirconium and related alloys	13%	12%
Titanium and titanium-based alloys	12%	11%
Total High-Value Products	71%	71%
Standard Products
Standard stainless products	29%	29%
Grand Total	100%	100%
Segment operating profit was $38.1 million, or 2.8% of sales, for the first nine months of 2020, compared to $76.9 million, or 4.7% of sales, for the first nine months of 2019. AA&S segment results for the first nine months of 2020 compared to the prior year period reflects lower retirement benefit expense of approximately $15 million. Results at our Specialty Alloys & Components business improved year-over-year primarily due to government aerospace & defense sales. Results in the first nine months of 2020 and 2019 also include $10.1 million and $9.9 million, respectively, in losses from the A&T Stainless joint venture operations. On March 31, 2020, ATI announced that A&T Stainless would be idling ATI’s previously idled direct roll and pickle (DRAP) facility in Midland, PA in 2020, in an orderly shut down process that was completed in the third quarter, due to a lack of relief from Section 232 tariffs. A $2.4 million charge for ATI’s portion of a severance charge recorded by the A&T Stainless joint venture in the second quarter 2020 was excluded from segment results.
Corporate Items

There was no net effect on our results of operations for changes in LIFO and NRV inventory reserves for the third quarter and nine months of 2020 and the third quarter of 2019. The net effect of changes in LIFO and NRV inventory reserves for the nine months of 2019 was expense of $0.1 million. For the third quarter and nine months of 2020, LIFO inventory valuation reserve charges of $6.5 million and benefits of $7.5 million, respectively, were offset by changes of the same magnitude in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the third quarter and nine months of 2019, LIFO inventory valuation reserve charges of $7.2 million and $1.4 million, respectively, were offset by reductions of $7.2 million and $1.3 million, respectively, in NRV inventory reserves.

Corporate expenses for the third quarter of 2020 were $10.9 million, compared to $16.0 million for the third quarter 2019. For the nine months ended September 30, 2020, corporate expenses were $31.4 million, decreasing from $50.6 million for the nine months ended September 30, 2019. This decrease was primarily due to lower incentive compensation expense based on expected performance versus targeted metrics, and lower expenses resulting from cost reduction actions.

Closed operations and other expenses for the third quarter 2020 were $1.1 million, compared to $8.2 million for the third quarter 2019. For the nine months ended September 30, 2020, closed operations and other expenses decreased to $5.3 million, compared to $19.2 million for the comparable period. These declines reflect lower legal and retirement benefit expense of closed operations. Closed operations and other expenses for the first nine months of 2020 also benefited by $4.3 million from settlements of contract indemnity obligations, along with lower environmental expense of closed operations compared to the prior year period.
For the third quarter and nine months ended September 30, 2020, we recorded restructuring charges of $2.3 million and $27.0 million, respectively. These charges were a result of workforce right-sizing actions to better match our cost structure to expected demand, primarily as a result of economic challenges created by the COVID-19 pandemic. For the third quarter of 2020, these charges are comprised of severance obligations for the elimination of approximately 100 positions at several operating locations and the corporate office. For the nine months ended September 30, 2020, these charges also include severance obligations for the elimination of approximately 550 positions for both involuntary reductions and voluntary retirement incentive programs related to both salary and hourly employees in the HPMC segment in the second quarter of 2020 and the reduction of approximately 90 positions for a voluntary retirement incentive program completed in the first quarter of 2020 for eligible salaried employees. Once fully implemented, these combined cost reduction programs are expected to generate annualized benefits of approximately $60 million. Costs for these programs are expected to be substantially paid through mid-2021 based on the timing of the benefits provided. In addition, the A&T Stainless joint venture recorded a $4.8 million charge in the first nine months of 2020 for contractual termination benefits, and ATI recognized a $2.4 million charge in the first nine months of 2020 for its equity method share of these termination benefits. These charges are excluded from segment operating results.
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
During the first nine months of 2020, we recognized a $2.5 million cash gain for the sale of certain oil and gas rights. This non-core asset sale gain is reported in other income/expense, net, on the consolidated statement of operations and is excluded from segment operating results. During the third quarter of 2019, we completed the sale of our Cast Products business and recognized a $6.2 million gain in the third quarter ended September 30, 2019. During the second quarter of 2019, we completed the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY, and recognized an $8.1 million pre-tax loss in the nine months ended September 30, 2019, $7.7 million in the second quarter of 2019 and an additional $0.4 million in the third quarter of 2019 for the final working capital adjustment. Also during the second and third quarters of 2019, we recognized $29.3 million and $62.4 million cash gains, respectively, on sales of certain oil and gas rights. Third quarter and nine month 2019 results include $68.2 million and $89.8 million, respectively, in net pretax gains from these non-core asset sales which are reported in other income/expense, net, on the consolidated statement of income and are excluded from segment operating results.

In 2020, ATI issued $291.4 million aggregate principal amount of 3.5% Convertible Senior Notes due 2025 (the 2025 Convertible Notes), and used the majority of the proceeds to repurchase approximately $203.2 million aggregate principal amount of the outstanding principal balance of our 2022 Convertible Notes. A $21.5 million debt extinguishment charge was recognized for this action.

Interest expense, net of interest income, in the third quarter 2020 was $25.1 million, compared to net interest expense of $24.2 million for the third quarter 2019, reflecting reduced interest income in the current year quarter. On a year-to-date basis, net interest expense was $68.7 million for the first nine months of 2020 compared to $74.9 million for the first nine months of 2019. The year-to-date decline is primarily due to higher capitalized interest in the current year, as well as from the net effects of debt reduction actions taken by us in the fourth quarter 2019, partially offset by increased debt resulting from the actions taken in June 2020. Capitalized interest reduced interest expense by $1.8 million in the third quarter 2020 and $1.2 million in the third quarter 2019. For the nine months ended September 30, 2020 and 2019, capitalized interest was $6.3 million and $2.9 million, respectively.

Income Taxes

The provision for income taxes for the third quarter and nine months ended September 30, 2020 was $0.8 million, or (1.7)%, and $104.2 million, or (30.7)%, respectively, of loss before taxes. In the second quarter 2020, we recorded a $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes. We entered into a three-year cumulative loss within the United States as of June 30, 2020, limiting our ability to utilize future projections when analyzing the need for a valuation allowance, therefore limiting sources of income as part of the analysis. We continue to be unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for our domestic operations could produce a significant variation in our annual effective tax rate. The tax provision for the third quarter 2019 and the nine months ended September 30, 2019 was $3.7 million, or 3.1%, and $10.3 million, or 4.7%, respectively, of income before taxes, primarily due to deferred tax asset valuation allowances in the United States.

We have analyzed the impacts of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 and have determined that the impact does not result in a material income tax expense or benefit. We continue to evaluate the overall changes between the deferred tax asset classifications of interest, pension and net operating losses resulting from the CARES Act.

Financial Condition and Liquidity

We have an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The ABL facility, which matures in September 2024, includes a $500 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and as of September 30, 2020, a $200 million term loan (Term Loan). In June 2020, we exercised our right to borrow an additional $100 million under the term loan portion of the ABL, with the same September 2024 maturity date. The Term Loan has an interest rate of 2.0% plus a LIBOR spread and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, we have the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. We have a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. We did not meet this required fixed charge coverage ratio at September 30, 2020. As a result, we are unable to access this remaining 12.5%, or $87.5 million, of the ABL facility until we meet the required ratio. Additionally, we must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 2022 Convertible Notes and the 5.875% Notes due 2023. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.
As of September 30, 2020, there were no outstanding borrowings under the revolving portion of the ABL facility, and $34.8 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $38 million bearing an average annual interest rate of 2.2% under the ABL facility for the first nine months of 2020. There were no average revolving credit borrowings for the first nine months of 2019.
In 2020, we issued and sold $291.4 million aggregate principal amount of 2025 Convertible Notes. We used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of our outstanding 2022 Convertible Notes. We also used $19.4 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, which effectively increase the initial conversion price of the 2025 Convertible Notes into ATI stock from $15.49 per share to $19.76 per share. The remainder of the net proceeds from the offering will be used for general corporate purposes.

At September 30, 2020, we had $572 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $375 million, for total liquidity of approximately $950 million. We do not expect to pay any significant U.S. federal or state income taxes in the next several years due to net operating loss carryforwards.

Our fiscal year 2020 funding requirements to the U.S. qualified defined benefit pension plans are approximately $130 million, of which $95 million was contributed in the first nine months of 2020. The recently-enacted CARES Act legislation provides for near-term deferral of required qualified defined benefit pension plan contributions from interim 2020 dates until the end of the year. We contributed $66.9 million to our U.S. pension trust as scheduled during the third quarter 2020. We deferred making a scheduled April 15 contribution in the second quarter 2020, as permitted by the CARES Act, until mid-October 2020, when we completed our fiscal year 2020 funding requirements. Using our long-term weighted average expected rate of return on pension plan assets of 7.16%, we expect to have average annual funding requirements of approximately $85 million to these pension plans for the next few years after 2020. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets and the discount rates used to measure pension liabilities. Pension trust asset performance for both our accounting and ERISA funding calculations is determined using the market value of plan assets at the end of each year. A significant decline in our pension plans’ funded status at year-end 2020 as measured under ERISA could require additional pension contributions starting in the third quarter of 2021.
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
Cash Flow and Working Capital

For the nine months ended September 30, 2020, cash provided by operations was $45.0 million, a $55 million improvement over the comparable prior year-to-date period largely due to a $67 million year-over-year improvement in cash flows for managed working capital balances. The generation of cash from managed working capital accelerated in the third quarter 2020 as we aligned to expected demand levels. Other significant 2020 operating cash flow items included $94.8 million in contributions to a U.S. defined benefit pension plan and payment of 2019 annual incentive compensation. The cash used in operations of $10.0 million for the nine months ended September 30, 2019 included a $117.1 million contribution to a U.S. defined benefit pension plan and $29 million in short-term working capital advances to the A&T Stainless joint venture.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At September 30, 2020, managed working capital increased to 50.8% of annualized total ATI sales compared to 30.0% of annualized sales at December 31, 2019. Annualized three-month sales declined significantly while overall managed working capital balances declined only slightly versus year-end 2019, due in part to a first quarter 2020 increase in managed working capital over year-end 2019 levels. The $8.1 million decrease in managed working capital at September 30, 2020 from December 31, 2019 resulted from a $166.4 million decrease in accounts receivable, a $106.3 million decrease in inventory and a $19.1 million increase in short-term contract liabilities, partially offset by a $3.2 million increase in short-term contract assets and a $280.5 million decrease in accounts payable. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 6% as of September 30, 2020 compared to year end 2019. No significant accounts receivable collection issues are expected despite the increase in this metric. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, improved by 17% as of September 30, 2020 compared to year end 2019. This working capital balance was a source of $114.6 million in cash for the third quarter of 2020 and is expected to continue to be a source of cash for the rest of 2020 as our level of operating activity decreases in response to lower customer demand.

The components of managed working capital at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	June 30,	December 31,
(In millions)	2020	2020	2019
Accounts receivable	$388.0	$483.6	$554.1
Short-term contract assets	41.7	41.6	38.5
Inventory	1,035.9	1,103.5	1,155.3
Accounts payable	(240.7)	(275.8)	(521.2)
Short-term contract liabilities	(97.8)	(109.8)	(78.7)
Subtotal	1,127.1	1,243.1	1,148.0
Allowance for doubtful accounts	4.3	4.5	4.6
Adjustment from current cost to LIFO cost basis	(41.1)	(47.6)	(33.6)
Inventory valuation reserves	124.7	129.6	104.1
Managed working capital	$1,215.0	$1,329.6	$1,223.1
Annualized prior 3 months sales	$2,392.2	$3,081.2	$4,074.4
Managed working capital as a % of annualized sales	50.8%	43.2%	30.0%
Change in managed working capital:
Year-to-date 2020	$(8.1)
Q3 2020	$(114.6)
Cash used in investing activities was $89.2 million in the first nine months of 2020, reflecting $94.6 million in capital expenditures partially offset by $4.0 million of proceeds from property, plant and equipment sales, largely due to the sale of certain oil and gas rights. Capital expenditures in 2020 primarily are related to HPMC growth projects including the new iso-thermal press and heat-treating expansion in Cudahy, WI. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $125.6 million in the first nine months of 2020 and consisted primarily of $291.4 million of borrowings for the 2025 Convertible Notes issued in 2020 and $100.0 million of additional Term Loan borrowings under the ABL. These were offset by a $203.2 million repayment for a portion of the 2022 Convertible Notes and $19.1 million cash make-whole payment related to the early extinguishment of these 2022 Convertible Notes as required by the applicable indenture, as well as $19.4 million to pay the cost of capped call transactions and $9.1 million for debt issuance costs, both associated with the newly issued 2025 Convertible Notes.
At September 30, 2020, cash and cash equivalents on hand totaled $572.2 million, an increase of $81.4 million from year end 2019. Cash and cash equivalents held by our foreign subsidiaries was $88.3 million at September 30, 2020, of which $48.9 million was held by the STAL joint venture.
Debt
Total debt outstanding of $1,605.4 million at September 30, 2020 increased $194.2 million compared to December 31, 2019, as $291.4 million of borrowings for the 2025 Convertible Notes issued in 2020, a portion of which is required to be recorded in stockholders’ equity as discussed further below, and $100.0 million of additional Term Loan borrowings under the ABL were partially offset by a $203.2 million repayment for a portion of the 2022 Convertible Notes. Total debt outstanding as described above excludes debt issuance costs and includes the $49.0 million unamortized portion of the 2025 Convertible Notes that is required to be classified in stockholders’ equity due to the flexible settlement feature available to ATI on conversion.
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

All of these leverage ratios worsened in 2020, primarily as a result of lower earnings. As of September 30, 2020, as calculated on a twelve month trailing basis, our debt to Adjusted EBITDA ratio was 5.44, compared to 2.67 at December 31, 2019, and net debt to Adjusted EBITDA ratio was 3.50, compared to 1.74 at December 31, 2019.

	Three months ended		Latest 12 months ended	Fiscal year ended
	September 30, 2020	September 30, 2019	September 30, 2020	December 31, 2019

Income (loss) before income taxes	$(46.2)	$119.0	$(317.9)	$241.6
Interest expense	25.1	24.2	92.8	99.0
Depreciation and amortization	35.4	37.0	144.8	151.1
Restructuring charge	2.3	—	31.5	4.5
Joint venture restructuring and impairment charges	—	—	13.8	11.4
Impairment of goodwill	—	—	287.0	—
Debt extinguishment charge	—	—	43.1	21.6
Adjusted EBITDA	$16.6	$180.2	$295.1	$529.2

Total debt (a)			$1,605.4	$1,411.2
Less: Cash			(572.2)	(490.8)
Net debt			$1,033.2	$920.4

Debt to Adjusted EBITDA			5.44	2.67
Net Debt to Adjusted EBITDA			3.50	1.74
Net debt as a percentage of total capitalization was 38.0% at September 30, 2020, compared to 30.6% at December 31, 2019.

(In millions)	September 30, 2020	December 31, 2019
Total debt (a)	$1,605.4	$1,411.2
Less: Cash	(572.2)	(490.8)
Net debt	$1,033.2	$920.4
Total ATI stockholders’ equity (b)	1,683.9	2,090.1
Net ATI total capital	$2,717.1	$3,010.5
Net debt to ATI total capital	38.0%	30.6%
Total debt to total capitalization of 48.8% at September 30, 2020 increased from 40.3% at December 31, 2019.

(In millions)	September 30, 2020	December 31, 2019
Total debt (a)	$1,605.4	$1,411.2
Total ATI stockholders’ equity (b)	1,683.9	2,090.1
Total ATI capital	$3,289.3	$3,501.3
Total debt to total ATI capital	48.8%	40.3%
(a) Excludes debt issuance costs for both periods. The September 30, 2020 debt balance includes $49.0 million for the unamortized portion of the 2025 Convertible Notes recorded in stockholders’ equity due to the flexible settlement feature of the notes.
(b) The September 30, 2020 balance excludes $49.8 million recorded in stockholders’ equity for a portion of the 2025 Convertible Notes, net of debt issuance costs.

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

We used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of our outstanding 2022 Convertible Notes, resulting in a $21.5 million debt extinguishment charge, which included a $19.1 million cash make-whole payment related to the early extinguishment of the 2022 Convertible Notes as required by the applicable indenture, and a $2.4 million charge for deferred debt issue costs. We also used $19.4 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, described below, which was recorded as a reduction to additional paid-in-capital in stockholders’ equity on the consolidated balance sheet. The remainder of the net proceeds from the offering will be used for general corporate purposes.

The 2025 Convertible Notes are convertible into our common stock at an initial conversion price of $15.49 per share and may be settled in cash, shares of our common stock or a combination thereof, at our election. As a result of this flexible settlement feature of the 2025 Convertible Notes, the embedded conversion option valued at $51.4 million is required to be separately accounted for as a component of stockholders’ equity. This equity component will be amortized as additional non-cash interest expense over the term of the 2025 Convertible Notes. Including debt issue cost amortization, the 2025 Convertible Notes will have reported interest expense at an 8.4% rate, higher than the 3.5% cash coupon rate.

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
Critical Accounting Policies
Inventory
At September 30, 2020, we had net inventory of $1,035.9 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.

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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the nine months ended September 30, 2020 and 2019, the LIFO inventory valuation method resulted in cost of sales that were $7.5 million lower and $1.4 million higher, respectively, than would have been recognized under the FIFO methodology to value our inventory.

Due primarily to persistent raw material deflation in prior years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting NRV inventory reserve, if any, is recognized in the period that the need for the reserve is identified. Our NRV reserves were $41.1 million at September 30, 2020 and $33.6 million at December 31, 2019.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2020	2019
LIFO benefit (charge)	$7.5	$(1.4)
NRV benefit (charge)	(7.5)	1.3
Net cost of sales impact	$—	$(0.1)
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At September 30, 2020, we had $238.4 million of goodwill on our consolidated balance sheet, all of which relates to the HPMC segment. Goodwill decreased $287.4 million at September 30, 2020 compared to December 31, 2019, due to a $287.0 million interim impairment charge in the HPMC segment and $0.4 million from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.

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

The $238.4 million of goodwill remaining as of September 30, 2020 on our consolidated balance sheet is comprised of $173.4 million at Forged Products and $65.0 million at Specialty Materials, both of which are profitable businesses with good long-term growth prospects. No indicators of impairment were observed in the third quarter 2020 associated with any of the Company’s long-lived assets. Market conditions and additional changes in the operating rate of our HRPF, including joint venture and third-party conversion volumes, may require an evaluation of impairment and it is possible that an impairment charge for this long-lived asset group may be required. The HRPF, located in Brackenridge, PA, and which primarily uses a units-of-production depreciation method, has an approximate carrying value of $1.3 billion.

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

We have certain collective bargaining agreements that include participation in a multiemployer pension plan. Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. A subsidiary of the Company participates in the Steelworkers Western Independent Shops Pension Plan (WISPP) for union-represented employees of our primary titanium operations in Albany, OR, which is funded on an hours-worked basis. A significant reduction or the elimination of hours-worked contributions due to changes in operating rates at this facility could result in a withdrawal liability assessment. As of the WISPP fiscal plan year ended September 30, 2018, which is the most recent information available from the Plan Administrator, our subsidiary’s liability for a complete withdrawal was estimated by the Plan Administrator to be approximately $38 million on an undiscounted basis. If the withdrawal liability was incurred, we estimate that payments of this obligation would be required on a straight-line basis over a 20 year period.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, will be amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At September 30, 2020, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $3.9 million, comprised of $1.1 million in other current liabilities and $2.8 million in other long-term liabilities on the balance sheet.
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
At September 30, 2020, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 100% of our forecasted domestic requirements for natural gas for the remainder of 2020, approximately 70% for 2021 and approximately 25% for 2022 are hedged. At September 30, 2020, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax gain of $1.6 million, comprised of $1.4 million in prepaid expenses and other current assets, $0.5 million in other long-term assets, and $0.3 million in other current liabilities on the balance sheet. For the three months ended September 30, 2020, natural gas hedging activity increased cost of sales by $1.1 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2020, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 3 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is less than 5% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2020, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $2.1 million, comprised of $1.8 million in prepaid expense and other current assets, $0.4 million in other long-term assets, and $0.1 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2020, we had no significant outstanding foreign currency forward contracts.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. We have no euro notional value outstanding as of September 30, 2020 of foreign currency forward contracts not designated as hedges.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Allegheny Technologies Incorporated and its subsidiary, ATI Titanium LLC (“ATI Titanium”), are parties to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (“USM”) and ATI Titanium entered into in 2006 (the “Supply Agreement”). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. The case currently is scheduled for trial in mid-2021, and while ATI intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2020	422	$9.88	—	$—
August 1-31, 2020	946	$8.87	—	$—
September 1-30, 2020	—	$—	—	$—
Total	1,368	$9.18	—	$—

Item 6.	Exhibits
(a) Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	October 29, 2020	By	/s/ Donald P. Newman
Donald P. Newman
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2020	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)