Form 10-K
period 2020-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2021-02-26
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
On February 5, 2021, the Registrant had outstanding 126,827,573 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2020 was approximately $1.3 billion, based on the closing price per share of Common Stock on June 30, 2020 of $10.19 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2021 are incorporated by reference into Part III of this Report.

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
Our Business
ATI’s strategic vision is to be an aligned and integrated specialty materials and components company, solving the world’s challenges through materials science. Our strategies target the products and global growth markets that require and value ATI’s technical and manufacturing capabilities. Our largest markets are aerospace & defense, representing approximately 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, downstream processing, and specialty energy. In aggregate, these markets represent about 70% of our revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence.
Effective January 1, 2020, we began operating under two revised business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). All segment reporting information for 2020 and prior periods in this Form 10-K reflect these two revised business segments. In addition, in the fourth quarter 2020, the Company changed its segment performance measure from segment operating profit to segment EBITDA, based on internal reporting changes. Prior period results are presented using the new performance measure. The measure of segment EBITDA is defined in Note 2 of the notes to the consolidated financial statements. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level.
HPMC is comprised of the Specialty Materials and Forged Products businesses, as well as our ATI Europe distribution operations. The revised HPMC segment intensifies its primary focus on maximizing aero-engine materials and components growth, with approximately 80% of its revenue derived from the aerospace & defense markets and nearly half of its revenue from products for commercial jet engines. Commercial aerospace products have been the main source of sales and EBITDA growth for HPMC over the last few years, and are expected to continue to drive HPMC and overall ATI results for the next several years as demand from these markets recovers from reduced 2020 levels resulting from the COVID-19 pandemic. Other major HPMC end markets include medical and energy. HPMC produces a wide range of high performance materials, and components, and advanced metallic powder alloys made from titanium and titanium-based alloys, nickel-based alloys and superalloys, and a variety of other specialty materials. Capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used for next-generation jet engine forgings and 3D-printed aerospace products.
The new AA&S segment combines our Specialty Alloys & Components (SAC) business, including the primary titanium operations in Richland, WA and Albany, OR, with ATI’s former Flat Rolled Products (FRP) business segment, which included the FRP business, consisting of the Specialty Rolled Products and Standard Stainless Sheet Products product lines, the 60%-owned Shanghai STAL Precision Stainless Steel Company Limited (STAL) joint venture, and the Uniti LLC and Allegheny & Tsingshan Stainless (A&T Stainless) 50%-owned joint ventures that are reported in AA&S segment results under the equity method of accounting. AA&S is focused on delivering high-value flat products primarily to the energy, aerospace, and defense end-markets, which comprise approximately 50% of its revenue. AA&S was created to align melting technologies with hot-rolling capabilities to produce products with faster flow times and lower costs. Financial results of aerospace-grade titanium plate products also transferred from HPMC to AA&S effective January 1, 2020. Other important end markets for AA&S include automotive and electronics. AA&S produces nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, and stainless products in a variety of forms including plate, sheet, and strip products.
On December 2, 2020, we announced a strategic repositioning of our FRP business within the AA&S segment, with a focus of increasing emphasis on the specialty rolled products portion of its product portfolio, which comprise titanium-based alloys including aerospace-grade titanium plate products, nickel-based alloys, and stainless products with more differentiated characteristics for specialty applications, including thin-gauge Precision Rolled Strip® (PRS). As part of this strategic realignment, we intend to cease production of standard stainless sheet products over approximately a one-year period, significantly reducing the operating levels of the Brackenridge, PA operations, including the Hot-Rolling & Processing Facility (HRPF), and close various downstream finishing operations that are part of the standard stainless sheet flow path.

Strategic end-use markets for our products include:
Aerospace & Defense. We are a world leader in the production of specialty materials and components for both commercial and military jet engines and airframes supporting customer needs for initial build requirements and for spare parts. Through alloy development, internal growth efforts, and long-term supply agreements on current and next-generation jet engines and airframes, we are well-positioned with a fully qualified asset base to meet the expected return to multi-year demand growth from the commercial aerospace market as business conditions impacted by the global COVID-19 pandemic recover to more normal levels.
Typical aerospace applications for nickel-based alloys and superalloys and advanced metallic powders include jet engine shafts, discs, blades, vanes, rings and casings. Nickel-based alloys and superalloys remain extremely strong at high temperatures and resist degradation under extreme conditions. The next-generation jet engines use advanced nickel-based superalloys and metallic powder alloys due to increased fuel efficiency requirements that require hotter-burning engines. Our specialty materials are also used in the manufacture of aircraft landing gear and structural components.
We are a global industry leader in isothermal and hot-die forging technologies for advanced aerospace components. Capital investments for our fourth iso-thermal press and heat-treating capacity expansion at our Iso-Thermal Forging Center of Excellence in Cudahy, WI, which began in 2018, continued through 2020. We produce highly sophisticated components that have differing mechanical properties across a single product unit and are highly-resistant to fatigue and temperature effects. Our precision forgings are used for jet engine components, structural components for aircraft, helicopters, space propulsion, and other demanding applications. ATI provides a full range of post-production inspection and machining with the certified quality needed to meet demanding application requirements.
Products and components made from titanium and titanium-based alloys, such as jet engine components including blades, vanes, and discs, and airframe components such as structural members, landing gears, and hydraulic systems, are critical in aerospace applications. These materials and components possess an extraordinary combination of properties that help to increase jet engine fuel efficiency and product longevity, including superior strength-to-weight ratios, elevated temperature resistance, low coefficient of thermal expansion, and extreme corrosion resistance.
Our specialty materials and components for defense applications include naval nuclear products, military jet engines, fixed wing and rotorcraft products, and armor applications. We expect to increase our sales in government defense applications in future years, and in 2019, we announced the expansion and 6.5-year extension of our long-term agreement (LTA) with BWX Technologies to supply materials for the manufacture of naval nuclear components.
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
Energy. This includes oil & gas, downstream processing, and specialty energy markets.
The environments in which oil & gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and high temperature conditions in sour wells and unconventional sources. These challenging offshore environments are located further off the continental shelf, including locations in arctic and tropical waters where drilling is more difficult than previously-sourced locations. We enable our customers’ success in these applications by developing and producing specialty materials for equipment that can operate for up to 30 years in these harsh environments.
Both of our business segments produce specialty materials that are critical to the oil & gas industry. Our specialty materials, including nickel-based alloys, duplex alloys and other specialty alloys, have the strength and corrosion-resistant properties necessary to meet these challenging operating conditions.
Our specialty materials are widely used in the global electrical power generation and distribution industries. We believe clean energy needs, expanding environmental policies and the electrification of developing countries will continue to drive demand for our specialty materials and products for use in these industries over the long term.
For electrical power generation, our specialty materials, including corrosion-resistant alloys (CRAs), are used in nuclear, natural gas and other fuel source applications. Our CRAs are used for pipe, tube, and heat exchanger applications in water systems and in pollution control scrubbers. Our CRAs are also used in water systems, fuel cladding components, and process equipment for nuclear power plants. For nuclear power plants, we are an industry pioneer in producing nuclear reactor fuel cladding and structural components utilizing zirconium and hafnium alloys. We are a technology leader for large diameter components used in natural gas land-based turbines for power generation. Our alloys are also used for alternative energy generation, in solar, fuel cell and geothermal applications.
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
Electronics. ATI’s materials perform a variety of important roles in the growing consumer electronics market. Nickel alloys and PRS from FRP and our STAL joint venture support computers and smart phones. The magnetic properties of nickel alloys are used in relay cores, magnets and magnetic shielding, while their thermal expansion is useful in glass-to-metal sealing applications such as monitors. PRS is selected for electronics and communications applications based on corrosion resistance, strength, wear resistance, electrical resistivity or thermal expansion.
In addition, metal precursors – which use chemicals produced by ATI – have a variety of important applications in consumer and industrial electronics.
Business Segments
Our two business segments accounted for the following percentages of total revenues of $2.98 billion, $4.12 billion, and $4.05 billion for the years ended December 31, 2020, 2019, and 2018, respectively.

	2020	2019	2018
High Performance Materials & Components	39%	48%	49%
Advanced Alloys & Solutions	61%	52%	51%
Information with respect to our business segments is presented below and in Note 2 of the notes to the consolidated financial statements.
High Performance Materials & Components Segment
Our HPMC segment produces a wide range of high performance specialty materials, parts and components for several major end markets, including aerospace & defense, medical, and energy. 81% of the HPMC segment’s 2020 revenues were derived from the aerospace & defense markets. Demand for our products is driven primarily by the commercial aerospace cycle. Large aircraft and jet engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S. (an Airbus Group company) including the former operations of Bombardier Aerospace, and Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes, and GE Aviation (a division of General Electric Company), Rolls-Royce plc, Pratt & Whitney (a division of Raytheon Technologies Corporation), Snecma (SAFRAN Group), and various joint ventures that manufacture jet engines. These companies, and their suppliers, form a substantial part of our customer base in this business segment. We have LTAs in place with most major aerospace market OEMs. The loss of one or more of our customers in the aerospace & defense markets could have a material adverse effect on ATI’s results of operations and financial condition (see Item 1A. Risk Factors).
Our products are manufactured from a wide range of advanced materials including metallic powder alloys, made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. These materials are made into a variety of product forms that include precision forgings, machined parts and others. We are integrated across these alloy systems in melt, forging, finishing, and machining processes. Most of the products in this segment are sold directly to end-use customers, and a substantial portion of our HPMC segment products are sold under multi-year agreements.
Principal competitors in the HPMC segment include: Berkshire Hathaway Inc., for nickel-based alloys and superalloys and specialty steel alloys, titanium and titanium-based alloys, and precision forgings through its ownership of Precision Castparts Corporation and subsidiaries; Howmet Aerospace Inc., for titanium and titanium-based alloys; Carpenter Technology Corporation for nickel-based alloys and superalloys and specialty steel alloys; VSMPO-AVISMA for titanium and titanium-based alloys; and Aubert & Duval for precision forgings.

Advanced Alloys & Solutions Segment
Our AA&S segment produces nickel-based alloys, specialty alloys, titanium and titanium-based alloys, and stainless steel in a variety of forms including plate, sheet, and PRS products. The major end markets for our flat rolled products are energy, aerospace & defense, automotive, and electronics. The operations in this segment include our FRP business, consisting of the Specialty Rolled Products and Standard Stainless Sheet Products product lines, our SAC business, including the primary titanium operations in Richland, WA and Albany, OR and the STAL PRS joint venture in China, in which we hold a 60% interest. Segment results also include our 50% interest in the Uniti industrial titanium joint venture and our 50% interest in A&T Stainless.
Significant global overcapacity for stainless flat-rolled products has intensified the price competition in the AA&S segment over the last several years, despite various anti-dumping and countervailing duties imposed by the United States government in various forms since 1999. On December 2, 2020, we announced a strategic repositioning of our FRP business, which includes exiting standard stainless sheet products, streamlining the production footprint of the AA&S segment and making certain capital investments to increase its focus on higher-margin products and its aerospace & defense end markets. Additionally, in 2020 we indefinitely idled the manufacturing operations of the A&T Stainless joint venture due to repeated denials by the U.S. Department of Commerce for exemptions from Section 232 tariffs, which impose a 25% tariff on imported semi-finished stainless slab products from Indonesia.
Nickel-based alloys, titanium, and stainless sheet products are used in a wide variety of industrial and consumer applications. In 2020, approximately 65% of our stainless sheet products by volume were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
PRS products, which are under 0.015 inches thick, are used by customers to fabricate a variety of products primarily in the automotive and electronics markets. In 2020, approximately 90% of these products by volume were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers. In 2018, we completed the construction of our third PRS manufacturing facility at our STAL PRS joint venture in China.
Nickel-based alloy, titanium, and stainless plate products are primarily used in aerospace & defense, and corrosion and industrial markets. In 2020, approximately 60% of our plate products by volume were sold to independent service centers, with the remainder sold directly to end-use customers.
Competitors for nickel-based alloys and superalloys and specialty steel alloys include Haynes International and VDM Metals GmbH, a subsidiary of Acerinox S.A. Competition in the AA&S segment includes domestic stainless competitors North American Stainless, a subsidiary of Acerinox S.A., Outokumpu Stainless USA, LLC, and Cleveland-Cliffs Inc., as well as imports from numerous foreign producers, including Aperam, based in Europe.
We continue efforts toward improving the capacity utilization of our HRPF for carbon steel hot-rolling third-party conversion services.
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

Certain key supplies used in melting and other processing operations, such as graphite electrodes and industrial gases including helium and argon, are from time-to-time limited in availability and may be subject to significant price inflation. We enter into long-term supply contracts where possible to ensure an adequate supply of these items, however, overall industry shortages may impact our operations and scheduling.
Export Sales and Foreign Operations
International sales represent approximately 40% of our total annual sales, with direct export sales by our U.S.-based operations to customers in foreign countries accounting for approximately 30% of our total sales. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives at various locations throughout the world. We believe that at least 50% of ATI’s 2020 sales were driven by global markets when we consider exports of our customers.
Our HPMC segment has manufacturing capabilities for melting, remelting, forging and finishing nickel-based alloys and specialty alloys in the United Kingdom, and manufacturing capabilities for precision forging and machining in Poland, primarily serving the aerospace, construction & mining and transportation markets. Within our AA&S segment, our STAL joint venture in the People’s Republic of China produces PRS products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to global industrial markets more effectively.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $1.4 billion at December 31, 2020 and $2.3 billion at December 31, 2019. We expect that approximately 75% of confirmed orders on hand at December 31, 2020 will be filled during the year ending December 31, 2021. Our HPMC segment’s backlog of confirmed orders was approximately $1.0 billion at December 31, 2020 and $1.8 billion at December 31, 2019. We expect that approximately 70% of the confirmed orders on hand at December 31, 2020 for this segment will be filled during the year ending December 31, 2021. Our AA&S segment’s backlog of confirmed orders was approximately $0.4 billion at December 31, 2020 and $0.5 billion at December 31, 2019. We expect that approximately 95% of the confirmed orders on hand at December 31, 2020 for this segment will be filled during the year ending December 31, 2021.
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
Cybersecurity
The Company recognizes the increasing significance that cybersecurity has to our operations and the success of our business and the need to continually assess cybersecurity risk and evolve our response in the face of a rapidly and ever-changing environment. We appointed a Chief Digital and Information Officer in 2019 and, to enhance an already comprehensive cybersecurity program, appointed a Chief Information Security Officer to lead our efforts to address and mitigate digital technology risks in partnership with ATI’s business leaders.
In 2020, the need to ensure cybersecurity while enabling a comprehensive and highly reliable remote working environment for a significant portion of our workforce was a central component of our response to the COVID-19. Throughout 2020, special attention was and continues to be given to improving and implementing Cybersecurity Maturity Model Certification controls in support of protecting ATI’s technology and customer data.
Additionally, we have a robust Cybersecurity Incident Response Plan in place which provides a documented framework for handling high severity security incidents and facilitates coordination across multiple parts of the Company. We routinely perform simulations and drills at both a technical and management level. We incorporate external expertise and reviews in all aspects of our program, and all personnel receive regular cybersecurity awareness training.
As part of its program of regular oversight, the Company’s Audit Committee is responsible for overseeing ATI’s cybersecurity risk. The Audit Committee receives quarterly reports from the Chief Digital and Information Officer and the Chief Information Security Officer on ATI’s cybersecurity risk profile and enterprise cybersecurity program.
Research, Development and Technical Services
We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the long-term profitable growth potential of our businesses. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for the years ended December 31, 2020, 2019, and 2018 included the following:

(In millions)	2020	2019	2018
Company-Funded:
High Performance Materials & Components	$7.7	$8.2	$12.0
Advanced Alloys & Solutions	5.3	7.4	8.2
Corporate	1.1	2.2	2.5
	14.1	17.8	22.7
Customer-Funded:
High Performance Materials & Components	0.7	2.4	2.2
Total Research and Development	$14.8	$20.2	$24.9
Our research, development and technical service activities are closely interrelated and are directed toward development of new products, improvement of existing products, cost reduction, process improvement and control, quality assurance and control, development of new manufacturing methods, and improvement of existing manufacturing methods. The increased activity in 2019 and 2018 was largely related to materials and manufacturing methods for products supporting the aerospace & defense markets. The decline in 2020 reflects the weakened market conditions due to the COVID-19 pandemic.
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
Human Capital Resources
We have approximately 6,500 active employees, of which approximately 20% are located outside the United States. Approximately 40% of our workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW). The Company’s CBA with the USW involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations expired on February 29, 2020. On March 25, 2020, the Company announced an agreement with the USW that extended the terms of the expired CBA for one year, to February 28, 2021.
We believe that world-class leadership and fostering a culture that enables us to build and grow a talented engaged team through career development and opportunities is foundational to our vision. We recognize that attracting, retaining and developing members of our workforce is a key to the success and sustainability of our business.
We continuously strive to cultivate and support a highly engaged and productive workforce. As a result, management focuses on a number of human capital measures and objectives, which include the following:
Talent Acquisition: We partner closely with a targeted number of colleges and universities specifically known for programs that are relevant to our business in order to identify materials science, STEM expertise and other relevant talent, and have developed similar partnerships with high schools and relevant trade schools. In addition, we engage with external professional recruiting firms to enhance our recruiting efforts for key positions. We utilize pre-employment assessment tools to identify qualified candidates who we believe would adapt well to our culture and be most suited to a particular opportunity. We are also actively engaged with campus and professional diversity groups. We pride ourselves on our ability to attract and retain U.S.

military veterans, who comprise approximately 5% of our leadership team and approximately 9% of our total employee population as of the end of 2020.
Professional Development: We offer a number of programs to our employees intended to support development of the skills each employee needs for success in his or her current position and for future career growth. One of these programs is our Global Leadership Development Program, our Company-wide, flagship program designed to build the skills of our employees across each level of leadership. We also have an Early Career Leadership Development Program, a five-year program designed for high-potential and motivated college graduates designed to prepare our future leaders.
Engagement and Performance Management: We actively seek opportunities for regular engagement and communication by our CEO and other senior executive leaders with our broader employee population. Annually, we conduct a confidential company-wide employee engagement survey with feedback from these surveys reviewed with our Board and used to develop and refine other aspects of our overall human capital management and other growth strategies. We also maintain a robust annual performance management process across the organization.
Succession Planning: We maintain a formal succession planning process and career mapping framework that is designed to work in connection with our performance management processes and ensure a systematic and ongoing dialog regarding career development and succession planning at both the individual employee level and more broadly at an enterprise level.
Retention: An output of our talent assessment process is a retention toolkit. This toolkit is designed to use both quantitative and qualitative inputs along with predictive analytics to inform our retention strategies.
Health & Safety: Safety is one of our core values. We strive for a Zero Injury Culture committed to the safety of our people, our products, and the communities in which we operate. Our 2020 OSHA Total Recordable Incident Rate was 0.87 per 200,000 hours and our Lost Time Case Rate was 0.21 per 200,000 hours, which we believe to be competitive with world-class performance for our industry. Also, at the end of 2020, 82% of ATI Operations are ISO 18001 or OSHAS 45001 certified. Our goal is to have every operation certified to ISO 18001 or OSHAS 45001 standards by the end of 2022.
Pandemic Response: In response to the COVID-19 pandemic, ATI formed a COVID-19 task force to respond to the various government orders, guidance, and issues facing our business and employees. Our operations are critical to ongoing demands and requirements of our customers and as an essential business, we continued to operate while many businesses were ordered to close. By quickly implementing plans and protocols for keeping our employees safe, we have had no widespread infection among our employees in any of our global locations.
Diversity & Inclusion: We recognize the benefits and importance of diversity amongst our board and management. Three of our 12 current board members, including our Board Chair, are women, and one member of our Board is an ethnic minority. Additionally, two of our eight Executive Council members are women- our Executive Vice President, HPMC and AA&S Segments and our Chief Human Resources Officer. We have adopted recruitment strategies to provide outreach and sourcing of diverse candidates. One of these strategies is to ensure that one-third of the candidate slate is diverse.
Governance: Our Corporate Guidelines for Business Conduct and Ethics address employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees.
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

RISKS RELATED TO THE COVID-19 PANDEMIC
Impacts on the End-Markets that We Serve and Demand for Our Products. The COVID-19 pandemic, including governmental and other actions taken or restrictions imposed to contain its spread and impact, has subjected our operations, financial performance and financial condition to a number of risks including, but not limited to, those discussed below.
The significant macroeconomic impact of the ongoing COVID-19 pandemic and the measures designed to contain its spread have impacted several of the Company’s end markets. We are experiencing, and expect to continue to experience, lower demand and volume for certain products and services. Our sales to customers in markets that are affected by COVID-19 have been negatively impacted, and the possibility exists that there could be sustained impact to our operations and financial results. For example, a significant portion of the sales of our HPMC segment represents products sold to customers in the commercial aerospace industry. Several of our commercial aerospace customers announced cost-cutting and other measures in response to declining demand stemming from the COVID-19 pandemic, including facility shut-downs, measures to reduce inventory and/or downward adjustments to their stated production rates. Similarly, the energy market, including oil & gas, historically has been a significant end market for both our HPMC and AA&S segments. In recent years, our business has at times been negatively impacted by the downturn and slow recovery in the oil & gas industry. Energy demand, in general, is currently predicted to remain weak due in part to declines in consumer activity and other demand disruptions attributable to the pandemic. The ultimate breadth and duration of these actions and trends and their impact on our business is uncertain and difficult to predict.
Impacts to Our Supply Chain. Additionally, it is possible at some point that due to the pandemic, one or more of our suppliers may not have the materials, capacity, or capability to supply products that we require according to our schedule and specifications. To date, we have not experienced significant disruption to our supply chain. If our suppliers’ operations were to be impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our business, results of operations, financial condition and/or cash flows.
Risk of Operational Disruption. In general, our facilities have continued to operate with federal and state government approvals due to the qualification of our facilities as essential and critical. However, we have experienced and may again in the future experience the temporary shut down of facilities in response to employees being impacted by COVID-19 or changes in government policy. Furthermore, we have instituted a number of short-term idlings at certain manufacturing locations, and future idlings may occur, including as may be necessary to match our production levels to the reduced demand from our customers.
Impacts on Financial and Credit Markets. The current financial market dynamics and volatility pose heightened risks to our liquidity. For example, dramatically lowered interest rates and lower expected asset valuations and returns can materially impact the calculation of long-term liabilities such as our pension. Moreover, there can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses or other factors including overall market conditions. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our businesses. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding (including for receivables securitization or supply chain finance programs used to finance working capital) or our ability to refinance certain of our indebtedness, which could adversely affect our business, financial position, results of operations and/or cash flows.

RISKS RELATED TO CYCLICAL NATURE OF OUR BUSINESS
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
Risks Associated with the Commercial Aerospace Industry. A significant portion of the sales of our HPMC segment represents products sold to customers in the commercial aerospace industry. Fulfilling contractual arrangements to provide various products to customers in this industry often involves meeting highly exacting performance requirements and product specifications, and our failure to meet those requirements and specifications on a timely and cost efficient basis could have a material adverse effect on our results of operations, business and financial condition. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, changes in projected build rates (including, e.g., the suspension in production of the Boeing 737 MAX aircraft and the decline in projected build rates for Boeing’s 737 MAX and 787 Dreamliner and for other commercial aircraft associated with the global COVID-19 pandemic that is expected to impact the industry for several years), price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products, particularly those produced in our HPMC segment, is subject to these cyclical trends. Cyclical and event-driven downturns in the commercial aerospace industry have had, and may in the future have, an adverse effect on the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.
Risks Associated with the Oil & Gas Industry. The oil & gas industry, which historically has been a significant end market for ATI, is highly cyclical and subject to volatility as a result of worldwide economic activity and associated demand for oil and natural gas, anticipated future prices for oil and natural gas, fluctuation in the level of drilling activity, changes in applicable regulation, global geopolitical conditions and numerous other factors. Demand for our products are likewise subject to these trends. In recent years, our business has been negatively impacted by a general downturn and slow recovery in the oil & gas industry, which most recently has been further impacted by the COVID-19 pandemic’s negative effect on global economic activity. We expect that this end market will remain a highly cyclical industry, and future downturns could have an adverse effect on the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.
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
RISKS RELATED TO THE RAW MATERIALS AND SUPPLIES THAT WE USE
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
The manufacture of some of our products is a complex process and requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials. In particular, we acquire certain important raw materials that we use to produce specialty materials, including nickel, zirconium, niobium, chromium, cobalt, vanadium and titanium sponge, from foreign sources. Some of these sources operate in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions, or suffer harm to our reputation.
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
OTHER OPERATIONAL AND STRATEGIC RISKS
Export Sales and International Trade Matters. We believe that export sales will continue to account for a significant percentage of our future revenues. We also import certain raw materials that are important to our business, including nickel, zirconium, niobium, chromium, cobalt, vanadium and titanium sponge, among others. Risks associated with such international trade include, among others: political and economic instability, including weak conditions in the world’s economies; accounts receivable collection; export controls; trade sanctions, changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on export sales when converted into dollars). Any of these factors could materially adversely affect our results for the period in which they occur.
Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business. Moreover, tariffs, or other changes in U.S. trade policy, have resulted in and may continue to trigger, retaliatory actions by affected countries. Certain foreign governments have instituted or considered imposing trade sanctions on certain U.S. goods, or taking action to deny U.S. companies access to critical raw materials, in response to U.S. trade actions. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.
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
We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable or if liability is probable or to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2020, our reserves for environmental matters totaled approximately $14 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
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
Labor Matters. We have approximately 6,500 active employees, of which approximately 20% are located outside the United States.  Approximately 40% of our workforce is covered by various CBAs, predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation. We currently are involved in negotiation on our next significant CBA, which expires February 28, 2021 involving approximately 1,100 USW-represented active full-time employees located primarily within the AA&S segment operations. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire.
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
Cyber Security Threats. Increased global information technology threats, vulnerabilities, and a rise in sophisticated and targeted international computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We believe that ATI faces the threat of such cyber attacks due to the markets we serve, the products we manufacture, the locations of our operations, and global interest in our technology. These risks may be exacerbated by the impact of the COVID-19 pandemic. Due to the evolving nature of cyber security threats, the scope and impact of any incident cannot be predicted. We continually work to strengthen our threat countermeasures, safeguard our systems and mitigate potential risks. Despite our efforts to fortify our cyber security and protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary and other key information, production downtimes, operational disruptions, and remediation costs, which in turn could adversely affect our reputation, competitiveness and results of operations.
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
RISKS ASSOCIATED WITH OUR INDEBTEDNESS; OTHER FINANCIAL AND FINANCIAL ACCOUNTING RISKS
Risks Associated with Indebtedness. Our substantial indebtedness could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under our outstanding indebtedness. As of December 31, 2020, our total consolidated indebtedness was approximately $1.6 billion. This substantial level of indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, our strategic growth initiatives and development efforts and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from taking advantage of business opportunities;
•place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
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
Risks Associated with Retirement Benefits. At December 31, 2020, our U.S. qualified defined benefit pension plans were approximately 76% funded as calculated in accordance with U.S. generally accepted accounting principles. Based upon current regulations and actuarial studies, we expect to make approximately $87 million in cash contributions to the U.S. qualified defined benefit pension plans in 2021, and we currently expect to have average annual funding requirements of approximately $50 million for the next few years thereafter for these plans, using a 6.78% weighted average expected rate of return on pension plan assets. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets. Depending on the timing and amount, a requirement that we fund the U.S. qualified defined benefit pension plans could have a material adverse effect on our results of operations and financial condition.
Goodwill or Long-Lived Asset Impairments. We have various long-lived assets that are subject to impairment testing. We review the recoverability of goodwill annually, or more frequently whenever significant events or changes in circumstances indicate that the recorded goodwill of a reporting unit may be below that reporting unit’s fair value. Our businesses operate in highly cyclical industries, such as commercial aerospace and oil & gas, and as such, our estimates of future cash flows, market demand, the cost of capital, and forecasted growth rates and other factors may fluctuate, which may lead to changes in estimated fair value and, therefore, impairment charges in future periods. Additionally, we have a significant amount of property, plant and equipment and acquired intangible assets that may be subject to impairment testing, depending on factors such as market conditions, the demand for our products, and facility utilization levels. Any determination requiring the impairment of a significant portion of goodwill or other long-lived assets has had, and may in the future have, a negative impact on our financial condition and results of operations. In connection with our recent announcements regarding our plans to cease production of certain standard stainless sheet products, our 2020 results include $1,041.5 million of long-lived asset non-cash impairment charges, primarily related to our HRPF and certain stainless steel melting and finishing operations that are part of the AA&S segment’s Brackenridge, Pennsylvania operations. We also recognized an interim goodwill impairment charge of $287.0 million in the second quarter of 2020 for the partial impairment of goodwill at our Forged Products reporting unit in the HPMC segment based on changes in the timing and amount of expected cash flows resulting from lower projected revenues, including recent disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic, and the increasing uncertainty of near-term demand requirements of aero-engine and airframe markets based on government responses to the pandemic and ongoing interactions with customers.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal domestic facilities for our HPMC segment include melting operations and production facilities that perform processing and finishing operations. Domestic melting operations are located in Monroe and Bakers, NC, and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting). Production of high performance materials, most of which are in long product form, takes place at our domestic facilities in Monroe and Bakers, NC, Lockport, NY, Richburg, SC, and Oakdale, PA. Our production of highly engineered forgings and machined components takes place at facilities in Cudahy and Coon Valley, WI, East Hartford, CT, Irvine, CA, and Billerica, MA. Metal alloy-based additive manufacturing for the aerospace & defense industries takes place in New Britain, CT.
Within the AA&S segment, our production of zirconium and related specialty alloys takes place at facilities located in Millersburg, OR and Huntsville, AL. Titanium melting operation are located in Richland, WA (electron beam melting), and Albany, OR (vacuum arc re-melt). Our principal AA&S locations for melting stainless steel and other flat-rolled specialty materials are located in Brackenridge and Latrobe, PA. Hot-rolling is performed at our domestic facilities in Brackenridge and Washington, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Vandergrift, Washington, Rochester, Monaca, and Zelienople, PA, and in New Bedford, MA, Louisville, OH, and Bridgeview, IL. Substantially all of our properties are owned.
We also own or lease facilities in a number of foreign countries, including France, Germany, the United Kingdom, Poland, and the People’s Republic of China. We own and/or lease and operate facilities for melting and re-melting, machining and bar mill operations, and have laboratories and offices in Sheffield, England. We own highly engineered forging and machining operations in Stalowa Wola, Poland. Through our STAL joint venture, we operate facilities for finishing PRS products in the Xin-Zhuang Industrial Zone, Shanghai, China.
Our executive offices, located in PPG Place in Pittsburgh, PA, are leased.
Although our facilities vary in terms of age and condition, we believe that they have been well maintained and are in sufficient condition for us to carry on our activities. In 2020, various facilities experienced short-term outages in order to match demand patterns impacted by the COVID-19 pandemic. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these impacts.
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
Allegheny Technologies Incorporated and its subsidiary, ATI Titanium LLC (“ATI Titanium”), are parties to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (“USM”) and ATI Titanium entered into in 2006 (the “Supply Agreement”). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. No trial date has been set by the court given the restrictions of the pandemic. While ATI intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 5, 2021, there were 2,562 record holders of Allegheny Technologies Incorporated common stock. We paid no cash dividends during 2020, 2019, 2018 or 2017. Effective with the fourth quarter of 2016, our Board of Directors decided to suspend the quarterly dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.  Our Asset Based Lending (ABL) Credit Facility restricts our ability to pay dividends in certain circumstances.  For more information on the restrictions under our ABL facility, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity - Dividends.”

Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2015 through December 31, 2020, as compared to the S&P 500 Index, the S&P MidCap 400 Industrials Index and the Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2015. The stock performance information included in this graph is based on historical results and is not necessarily indicative of future stock price performance.

Company / Index	Dec 2015	Dec 2016	Dec 2017	Dec 2018	Dec 2019	Dec 2020
ATI	100.00	143.92	218.09	196.68	186.65	151.51
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P MidCap 400 Industrials Index	100.00	128.73	159.04	135.36	180.77	210.58
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
Source: Standard & Poor’s

Item 6. Selected Financial Data

(In millions)
For the Years Ended December 31,	2020	2019	2018	2017	2016
Revenue by Market:
Aerospace & Defense	$1,360.0	$2,130.4	$1,965.5	$1,718.1	$1,590.4
Energy*	618.9	796.9	780.7	610.4	513.4
Automotive	263.2	296.6	323.4	273.7	232.8
Electronics	177.7	163.2	156.9	151.6	109.7
Food Equipment & Appliances	159.2	205.8	244.9	226.0	172.2
Construction/Mining	142.0	195.0	226.0	192.9	160.6
Medical	119.1	172.4	183.1	183.0	195.8
Other	142.0	162.2	166.1	169.4	159.7
Total	$2,982.1	$4,122.5	$4,046.6	$3,525.1	$3,134.6
*Includes the oil & gas, downstream processing, and specialty energy markets.

(In millions, except per share amounts)
For the Years Ended December 31,	2020	2019	2018	2017	2016
Results of Operations:
Sales:
High Performance Materials & Components	$1,164.6	$1,978.5	$1,963.1	$1,704.8	$1,547.8
Advanced Alloys & Solutions	1,817.5	2,144.0	2,083.5	1,820.3	1,586.8
Total Sales	$2,982.1	$4,122.5	$4,046.6	$3,525.1	$3,134.6
EBITDA
High Performance Materials & Components	$129.6	$356.2	$360.3	$282.7	$221.0
Advanced Alloys & Solutions	115.0	172.6	206.4	155.6	(48.1)
Total segment EBITDA	$244.6	$528.8	$566.7	$438.3	$172.9
Income (loss) before income taxes	$(1,481.9)	$241.6	$247.7	$(86.5)	$(734.0)
Income tax provision (benefit)	77.7	(28.5)	11.0	(6.8)	(106.9)
Net income (loss)	(1,559.6)	270.1	236.7	(79.7)	(627.1)
Less: Net income attributable to noncontrolling interests	13.0	12.5	14.3	12.2	13.8
Net income (loss) attributable to ATI	$(1,572.6)	$257.6	$222.4	$(91.9)	$(640.9)

Basic net income (loss) attributable to ATI per common share	$(12.43)	$2.05	$1.78	$(0.83)	$(5.97)

Diluted net income (loss) attributable to ATI per common share	$(12.43)	$1.85	$1.61	$(0.83)	$(5.97)

(In millions, except per share amounts)
As of and for the Years Ended December 31,	2020	2019	2018	2017	2016
Working capital	$1,412.7	$1,453.8	$1,409.8	$1,203.1	$1,057.8
Total assets	4,034.9	5,634.6	5,501.8	5,185.4	5,170.0
Long-term debt	1,550.0	1,387.4	1,535.5	1,530.6	1,771.9
Total debt	1,567.8	1,398.9	1,542.1	1,540.7	1,877.0
Cash and cash equivalents	645.9	490.8	382.0	141.6	229.6
Total ATI Stockholders’ equity	521.1	2,090.1	1,885.7	1,739.4	1,355.2
Noncontrolling interests	120.3	103.1	105.9	105.1	89.6
Total Stockholders’ equity	641.4	2,193.2	1,991.6	1,844.5	1,444.8
Dividends declared per common share	$—	$—	$—	$—	$0.24

The information presented in Selected Financial Data should be read in conjunction with the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.
Results of operations include the following items for the years indicated:
2020: Pre-tax results include $1,132.1 million of restructuring and other charges, consisting primarily of $1,041.5 million of long-lived asset impairment charges predominantly related to our Brackenridge, PA operations, including the HRPF, $287.0 million for impairment of a portion of goodwill at our Forged Products operations, and $21.5 million for debt extinguishment on $203.2 million, or 71%, of the principal balance of the outstanding 4.75% Convertible Senior Notes due 2022 (2022 Convertible Notes). 2020 results also include a $77.7 million income tax provision primarily for valuation allowances on U.S. federal and state deferred tax assets.
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
Total debt in 2020 reflects the issuance of $291.4 million of 3.5% Convertible Senior Notes due 2025 (2025 Convertible Notes), a portion of the proceeds of which were used to repurchase $203.2 million aggregate principal amount of the outstanding 2022 Convertible Notes, and an additional $100 million under the term loan portion of the ABL, which has a September 2024 maturity date. A portion of the 2025 Convertible Notes is required to be separately accounted for as a component of stockholders’ equity as a result of the flexible settlement feature of these notes (See Note 12 in Item 8. “Financial Statements and Supplementary Data” for further explanation). Total debt in 2019 reflects the issuance of $350 million of 5.875% Senior Notes due 2027, the proceeds of which were used, along with cash on hand, to redeem the $500 million 2021 Notes. Total debt in 2017 reflects the redemption of all $350 million aggregate principal amount of our 9.375% Senior Notes due 2019 (2019 Notes). In 2016, we issued $287.5 million of 2022 Convertible Notes, and added a $100 million term loan to our asset-based lending facility. A portion of the convertible note proceeds were used to make $250 million in contributions to the U.S. qualified defined benefit pension plan in 2016 and 2017.
Total ATI stockholders’ equity in 2020 significantly declined as a result of the net loss attributable to ATI in 2020 largely due to the goodwill and long-lived asset impairment charges discussed above. Total ATI stockholders’ equity in 2018 includes a $15.5 million increase to retained earnings for the cumulative effect of adoption of ASC 606, Revenue from Contracts with Customers (see Note 5 in Item 8. “Financial Statements and Supplementary Data” for further explanation). Total ATI stockholders’ equity in 2017 increased due to our issuance of 17 million shares of common stock at $24.00 per share before expenses in an underwritten registered public offering. This offering resulted in proceeds of $397.8 million, net of transaction costs, which were used to redeem all of ATI’s outstanding 2019 Notes. Stockholders’ equity changes include net decreases of $128.4 million, $139.8 million, $141.4 million, $42.7 million, and $60.6 million for 2020, 2019, 2018, 2017, and 2016, respectively, related to remeasurements of ATI’s retirement benefit obligations. In addition, ATI stockholders’ equity for 2020, 2019, 2018, 2017 and 2016 included a $8.8 million decrease, a $7.8 million increase, a $20.5 million decrease, a $16.8 million increase and a $45.6 million decrease, respectively, from income tax valuation allowances on amounts recorded in other comprehensive income.
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

ATI Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing approximately 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, downstream processing, and specialty energy. In aggregate, these markets represent about 70% of our revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence.
Effective January 1, 2020, the Company began operating under two revised business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). All segment reporting information for 2020 and prior periods below reflect these two revised business segments. In addition, in the fourth quarter 2020, the Company changed its segment performance measure from segment operating profit to segment EBITDA, based on internal reporting changes. Prior period results are presented using the new performance measure. The measure of segment EBITDA is defined further below. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level.
HPMC is comprised of the Specialty Materials and Forged Products businesses, as well as our ATI Europe distribution operations. The revised HPMC segment intensifies its primary focus on maximizing aero-engine materials and components growth, with approximately 80% of its revenue derived from the aerospace & defense markets and nearly half of its revenue from products for commercial jet engines. Commercial aerospace products have been the main source of sales and EBITDA growth for HPMC over the last few years, and are expected to continue to drive HPMC and overall ATI results for the next several years as demand from these markets recovers from reduced 2020 levels resulting from the COVID-19 pandemic. Other major HPMC end markets include medical and energy. HPMC produces a wide range of high performance materials, and components, and advanced metallic powder alloys made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. Capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used for next-generation jet engine forgings and 3D-printed aerospace products.
The new AA&S segment combines our Specialty Alloys & Components (SAC) business, including the primary titanium operations in Richland, WA and Albany, OR, with ATI’s former Flat Rolled Products (FRP) business segment, which included the FRP business, consisting of the Specialty Rolled Products and Standard Stainless Sheet Products product lines, the 60%-owned STAL joint venture, and the Uniti and A&T Stainless 50%-owned joint ventures that are reported in AA&S segment results under the equity method of accounting. AA&S is focused on delivering high-value flat products primarily to the energy, aerospace, and defense end-markets, which comprise approximately 50% of its revenue. AA&S was created to align melting technologies with hot-rolling capabilities to produce products with faster flow times and lower costs. Financial results of aerospace-grade titanium plate products also transferred from HPMC to AA&S effective January 1, 2020. Other important end markets for AA&S include automotive and electronics. AA&S produces nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, and stainless products in a variety of forms including plate, sheet, and strip products. On December 2, 2020, we announced a strategic repositioning of our FRP business, which includes exiting standard stainless sheet products, streamlining the production footprint of the AA&S segment and making certain capital investments to increase our focus on higher-margin products and our aerospace & defense end markets.
Overview of 2020 Financial Performance
Sales in 2020 decreased 28%, to $2.98 billion, and gross profit decreased 54%, to $293 million, compared to 2019, reflecting weakened market conditions resulting from the COVID-19 pandemic. Loss before taxes in 2020 included $1.1 billion of restructuring and other charges, $287 million of goodwill impairment charges, and $22 million in debt extinguishment charges. Results in 2020 also reflect a $78 million income tax provision primarily for valuation allowances on U.S. federal and state net deferred tax assets. The Company’s net loss in 2020 was $1.57 billion, or ($12.43) per share. Adjusted EBITDA was $196.3 million, or 6.6% of sales, for 2020, compared to $439.4 million, or 10.7% of sales, for 2019. See the Financial Condition and Liquidity section of Management’s Discussion and Analysis for these non-GAAP definitions and calculations. Despite these weak market conditions, the Company maintained strong liquidity in 2020, ending the year with $646 million in cash and $950 million of total liquidity.
Revenues in our largest end markets, aerospace & defense, decreased $771 million, or 36%, over 2019, and represented 46% of our 2020 sales. International sales, including both U.S. exports and foreign sales from our foreign manufacturing operations, were $1.17 billion in 2020 and represented 39% of total sales.

A summary of our results is as follows.

(Dollars in millions, except per share amounts)	2020	2019	2018
Sales	$2,982.1	$4,122.5	$4,046.6
Gross profit	$292.8	$637.8	$630.3
Gross profit % of sales	9.8%	15.5%	15.6%
Income (loss) before income taxes	$(1,481.9)	$241.6	$247.7
Net income (loss)	$(1,572.6)	$257.6	$222.4
Diluted net income (loss) per common share	$(12.43)	$1.85	$1.61
Our major accomplishments during 2020 include the following:
•We took decisive steps toward becoming a more profitable, aerospace & defense focused company. On December 2, 2020, we announced a strategic repositioning of our FRP business within the AA&S segment, with a focus on increasing emphasis on the specialty rolled products portion of its product portfolio, which comprise titanium-based alloys including aerospace-grade titanium plate products, nickel-based alloys, and stainless products with more differentiated characteristics for specialty applications, including thin-gauge PRS. As part of this strategic realignment, we intend to cease production of our low-margin standard stainless sheet products over approximately a one-year period, significantly reducing the operating levels of the Brackenridge, PA operations, including the HRPF, and close various downstream finishing operations that were part of the standard stainless flow path. In connection with these changes, we plan to cease production activities at five locations by year-end 2021. We expect our AA&S segment revenues to decrease by approximately $450 million, compared to a 2019 baseline, once these strategic actions to exit standard stainless products are completed.
•These AA&S strategic actions resulted in $1,041.5 million of pre-tax, non-cash long-lived asset charges, primarily related to the Brackenridge operations, which do not impact the operating capabilities of the HRPF. Restructuring and other charges in 2020 across all ATI operations also include $60.5 million of employee benefit costs, representing severance, supplemental unemployment and medical benefits, and $17.4 million for pension and postretirement medical obligations for workforce right-sizing actions taken to date, and to be completed with the repositioning of the FRP business into a specialty rolled products portfolio.
•We expect annual cost savings from these 2020 charges to be approximately $90 million in 2021 and $100 million when fully implemented in 2023, with approximately 55% realized in cost of sales, with the remainder in selling, general and administrative expenses. Including these and other cost reduction actions taken in response to the rapid decline in demand experienced in 2020, we estimate our total structural cost reductions will be nearly $150 million annually.
•We generated $167 million in cash from operating activities in 2020, including a $157 million reduction in managed working capital. This strong operating cash flow result in an unprofitable year was accomplished even with $130 million in contributions to ATI’s U.S. defined benefit pension trust. As a result of our constant focus on our financial condition in a year of significant economic uncertainty, we ended the year with $646 million of cash on hand and $950 million of liquidity.
•In 2020, ATI issued $291 million aggregate principal amount of the 2025 Convertible Notes, and used the majority of the proceeds to repurchase approximately $203 million aggregate principal amount of the outstanding principal balance of our 2022 Convertible Notes. With those actions, we extended our debt maturity profile and now have no significant debt maturities before mid-2023.
•We made further progress on our risk management strategy for retirement benefit obligations by completing an $86 million risk transfer through the purchase of an annuity contract with a nationally recognized insurance company. This annuity buyout removed 8% of plan participants, bringing the total pension participant reduction to more than 55% over the past eight years. In addition, we continued to reduce our net pension liability, which declined by nearly $60 million from year-end 2019, with strong asset performance and company contributions in 2020 offsetting declines in interest rates that increased the pension benefit obligation.
Results of Operations
2020 Compared to 2019
Results for 2020 were sales of $2.98 billion and loss before tax of $1,481.9 million, compared to sales of $4.12 billion and income before tax of $241.6 million in 2019. Results in 2019 included $95 million of sales and minimal segment operating profit related to the divested titanium investment castings and industrial forgings businesses. Our gross profit was $292.8 million, or 9.8% of sales, a $345.0 million decline compared to 2019, reflecting COVID-19 impacts. The 2020 results included $1,443.0 million of pretax charges, all of which are excluded from segment EBITDA and consisted of the following:
•$1,132.1 million of restructuring and other charges,
•$287.0 million for impairment of a portion of goodwill at our Forged Products operations,
•$21.5 million for debt extinguishment on $203.2 million, or 71%, of the principal balance of the outstanding 2022 Convertible Notes, and
•$2.4 million of severance charges at our A&T Stainless joint venture.
The 2020 restructuring and other charges of $1,132.1 million predominantly related to the Company’s December 2020 announcement to cease production of standard stainless sheet products. These restructuring and other charges consisted of the following:
•$1,107.5 million of restructuring charges recorded on the consolidated statement of operations. These restructuring charges consist of $1,041.5 of non-cash long-lived asset impairment charges, $60.5 million of employee benefit costs for hourly and salary employees, and $5.5 million of other costs related to facility idlings.
•$17.4 million of termination benefits for pension and postretirement medical obligations related to facility closures from the standard stainless exit. These costs are classified within nonoperating retirement benefit expense in the consolidated statements of operations.
•$7.2 million of other charges for inventory valuation reserves, classified in cost of sales on the consolidated statement of operations, primarily related to the Albany, OR idled facility.
The 2019 results included the following pretax charges, all of which are excluded from segment EBITDA:
•$4.5 million restructuring charge for severance obligations to streamline ATI’s salaried workforce, primarily to improve the cost competitiveness of the U.S.-based FRP business.
•$21.6 million for debt extinguishment on the $500 million 5.95% Senior Notes due 2021 (2021 Notes).
•$11.4 million impairment charge for our A&T Stainless joint venture.
The goodwill impairment, restructuring charges and charges for inventory valuation reserves above are included in operating income (loss) on the consolidated statements of operations, which was an operating loss of $1,302.7 million for 2020, compared to operating income of $366.1 million for 2019.
Nonoperating items included a reduction in nonoperating retirement benefit expense of $11.5 million in 2020, compared to the prior year period, despite the $17.4 million in termination benefits related to facility closures discussed above. Other (nonoperating) income/expense for 2020 included $7.0 million of net losses from operating results of joint ventures accounted for under the equity method and $2.4 million of severance charges for our A&T Stainless joint venture. Other (nonoperating) income/expense for 2019 included $89.8 million in net gains from non-core asset sales, consisting of a $91.7 million gain to monetize oil and gas rights and a $6.2 million gain on the sale of the Company’s Cast Products business, partially offset by an $8.1 million loss on the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY. Results for 2019 also include an $11.4 million A&T Stainless joint venture impairment charge and $10.7 million of net losses from operating results of joint ventures accounted for under the equity method. Equity method joint venture operating results are included in the results of the AA&S segment.
Results for 2020 include a $77.7 million income tax charge primarily related to deferred tax asset valuation allowances on our U.S. federal and state tax attributes, due to re-entering a three-year cumulative loss position for our U.S. results during the year. Results in 2019 included a $28.5 million income tax benefit, as we determined as of December 31, 2019 that we were no longer in a three year cumulative loss position and a substantial portion of our income tax valuation allowances were no longer required, resulting in a $45.1 million discrete tax benefit. Net loss attributable to ATI was $1,572.6 million, or ($12.43) per share, in 2020, compared to net income attributable to ATI of $257.6 million, or $1.85 per share, for 2019. Adjusted EBITDA was $196.3 million, or 6.6% of sales, for 2020, and $439.4 million, or 10.7% of sales, for 2019.
Results for 2020 reflect the continued weakened market conditions resulting from the COVID-19 pandemic. We maintained our solid cash and liquidity positions during 2020, and issued $291.4 million aggregate principal amount of new, five-year convertible debt in 2020 to partially retire our 2022 Convertible Notes while lowering cash interest costs and reducing future stockholder dilution. We also exercised our option to draw another $100 million term loan within our asset based lending credit facility. These actions are further discussed in the Financial Condition and Liquidity section of Management’s Discussion and Analysis.
As discussed above, at the start of 2020, ATI realigned its business segments to streamline operations and unlock synergies, and proactively implemented workforce reduction initiatives in the fourth quarter 2019 and again in 2020 in response to changed market conditions resulting from the COVID-19 pandemic to better match our cost structure to expected demand. To date, we have reduced company-wide employment levels by approximately 1,400 people, or about 17% of our total workforce. To help further mitigate the financial impact from reduced aerospace and consumer demand levels stemming from the COVID-19 pandemic, we implemented cost reduction efforts throughout 2020 including the temporary idling of operations to reduce costs and inventory, salary reductions for a substantial portion of our staff, reductions in 401(k) benefits for nearly all employees, furlough of non-essential positions, and significant reductions in capital expenditures and corporate expenses. Most of these cost reduction efforts are expected to continue into 2021. These actions provide a strong foundation to respond to the economic challenges created by the COVID-19 pandemic. We will continue to evaluate our demand levels and operating rates and may take additional actions as warranted.

2019 Compared to 2018
Sales were $4.12 billion in 2019, compared to $4.05 billion in 2018. Sales increased 2% in 2019 compared to 2018, despite a 2% negative impact from business divestitures. The continuing sales growth was primarily the result of increased sales to the aerospace & defense markets. Income before tax was $241.6 million in 2019, compared to $247.7 million in 2018. Net income attributable to ATI in 2019 was $257.6 million, or $1.85 per share, compared to $222.4 million, or $1.61 per share, in 2018.
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
During the second quarter of 2019, we completed the sale of two non-core forging facilities in our HPMC segment for $37 million. Sales from these two forging facilities in 2018 were $86 million. We received net cash proceeds of $33.0 million on the sale of this business and recognized an $8.1 million pre-tax loss in 2019, including $10.4 million of allocated goodwill. During the third quarter of 2019, we completed the sale of our Cast Products titanium investment castings business in our HPMC segment for $127 million. Cast Products’ sales were $105 million in 2018. We received net cash proceeds of $125.1 million on the sale of this business and recognized a $6.2 million gain in 2019. Results of these businesses are included in HPMC segment results to the dates of their respective sale. See Note 8 of the Notes to Consolidated Financial Statements for further information on business divestitures.
During the second and third quarters of 2019, we recognized $91.7 million in cash gains on sales of certain oil and gas rights in Eddy County, NM. These oil and gas rights were initially acquired in 1972 along with land purchased by Teledyne, Inc., which later became part of ATI. The land was subsequently sold, with the Company retaining underlying oil and gas rights that it sold in 2019.
During the fourth quarter of 2019, a $4.5 million restructuring charge was recorded for severance obligations for the reduction of approximately 70 positions to streamline ATI’s salaried workforce, primarily to improve the cost competitiveness of the U.S.-based Flat Rolled Products business. Also during the fourth quarter of 2019, we recorded an $11.4 million impairment charge for the A&T Stainless joint venture, including ATI’s share of a long-lived asset impairment charge recognized by the joint venture on the carrying value of its production facility in Midland, PA.
In the fourth quarter of 2019, we issued $350 million of 5.875% Senior Notes due 2027 (2027 Notes). Proceeds from the 2027 Notes and cash on hand were used to redeem the $500 million 5.95% Senior Notes due 2021 (2021 Notes), which had a January 15, 2021 maturity date. A $21.6 million debt extinguishment charge was recorded as part of this action.
Results for 2019 included $67.7 million in other (non-operating) income, net on the consolidated statements of operations, which included the net loss on the sales of the Cast Products and industrial forgings businesses discussed above, gains to monetize oil and gas rights, an $11.4 million A&T Stainless joint venture impairment charge, and $10.7 million of net losses from operating results of joint ventures accounted for under the equity method. Equity method joint venture operating results are included in the results of the AA&S segment. Other (non-operating) income, net in 2018 included a $15.9 million pre-tax gain on the sale of a 50% noncontrolling interest and subsequent deconsolidation of the A&T Stainless joint venture in March 2018.

Results by Business Segment
We operated in two business segments during 2020, HPMC and AA&S, and management evaluates financial results on this basis. HPMC sales decreased in 2020 by 41%, driven by a 42% decrease in sales to the aerospace & defense markets, which comprise 81% of the sales in this segment, due to declines in demand for products to the commercial aerospace market resulting from the COVID-19 pandemic. Sales decreased 15% in 2020 in the AA&S segment, reflecting lower sales across most markets, particularly an 18% decline in sales to the aerospace & defense markets and a 20% decrease in energy market sales. HPMC sales increased in 2019 compared to 2018 by 1%, despite a 5% decline from business divestitures, driven by a 4% increase in sales to the aerospace & defense markets, which comprised 82% of the sales in this segment. Sales increased 3% in 2019 compared to 2018 in the AA&S segment, primarily due to 26% higher sales to the aerospace & defense markets, and a 13% increase in medical market sales, partially offset by declines in sales to most general industrial markets for standard stainless products. Overall, AA&S energy markets sales in 2019 were in line with 2018, with increases in sales of products for specialty energy offset by declines in sales to the oil & gas market.
Segment EBITDA was $244.6 million, or 8.2% of sales, in 2020, compared to segment EBITDA of $528.8 million, or 12.8% of sales, in 2019 and $566.7 million, or 14.0% of sales, in 2018. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, excludes all effects of LIFO inventory accounting and any related changes in net realizable value (NRV) inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other expenses, charges for goodwill and asset impairments, restructuring and other charges, debt extinguishment charges and non-operating gains or losses. Results on our management basis of reporting were as follows (in millions):

	Fiscal Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Sales:
High Performance Materials & Components	$1,164.6	$1,978.5	$1,963.1
Advanced Alloys & Solutions	1,817.5	2,144.0	2,083.5
Total external sales	$2,982.1	$4,122.5	$4,046.6

EBITDA:
High Performance Materials & Components	$129.6	$356.2	$360.3
% of Sales	11.1%	18.0%	18.4%
Advanced Alloys & Solutions	115.0	172.6	206.4
% of Sales	6.3%	8.1%	9.9%
Total segment EBITDA	244.6	528.8	566.7
% of Sales	8.2%	12.8%	14.0%

LIFO and net realizable value reserves	—	(0.1)	(0.7)
Corporate expenses	(40.9)	(65.3)	(57.3)
Closed operations and other expenses	(7.4)	(24.0)	(19.5)
Total ATI Adjusted EBITDA	196.3	439.4	489.2

Depreciation & amortization	(143.3)	(151.1)	(156.4)
Interest expense, net	(94.4)	(99.0)	(101.0)
Restructuring and other charges	(1,132.1)	(4.5)	—
Impairment of goodwill	(287.0)	—	—
Joint venture restructuring and impairment charges	(2.4)	(11.4)	—
Gain on joint venture deconsolidation	—	—	15.9
Debt extinguishment charge	(21.5)	(21.6)	—
Gains on asset sales, net	2.5	89.8	—
Income (loss) before income taxes	$(1,481.9)	$241.6	$247.7

Comparative information for our overall revenues (in millions) by end market, including divested businesses prior to sale, and their respective percentages of total revenues is as follows:

Market	2020		2019		2018
Aerospace & Defense:
Jet Engines- Commercial	$600.9	20%	$1,186.4	29%	$1,197.6	30%
Airframes- Commercial	410.8	14%	639.2	16%	555.9	14%
Defense	348.3	12%	304.8	7%	212.0	5%
Total Aerospace & Defense	1,360.0	46%	2,130.4	52%	1,965.5	49%
Energy:
Oil & Gas	365.7	12%	510.7	12%	546.2	13%
Specialty Energy	253.2	9%	286.2	7%	234.5	6%
Total Energy	618.9	21%	796.9	19%	780.7	19%
Automotive	263.2	9%	296.6	7%	323.4	8%
Electronics	177.7	6%	163.2	4%	156.9	4%
Food Equipment & Appliances	159.2	5%	205.8	5%	244.9	6%
Construction/Mining	142.0	5%	195.0	5%	226.0	6%
Medical	119.1	4%	172.4	4%	183.1	4%
Other	142.0	4%	162.2	4%	166.1	4%
Total	$2,982.1	100%	$4,122.5	100%	$4,046.6	100%

Comparative information for our major high-value and standard products, including divested businesses prior to sale, based on their percentages of revenues is as follows. In conjunction with the announced ongoing exit of standard stainless products, ATI reclassified certain items in the AA&S segment as High-Value Products. Prior period information reflects these reclassifications. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

For the Years Ended December 31,	2020	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	33%	35%	33%
Titanium and titanium-based alloys	17%	18%	17%
PRS products	15%	12%	12%
Precision forgings, castings and components	14%	18%	20%
Zirconium and related alloys	9%	6%	5%
Total High-Value Products	88%	89%	87%
Standard Products
Total Standard Products	12%	11%	13%
Grand Total	100%	100%	100%

Sales by geographic area (in millions), including divested businesses prior to sale, and as a percentage of total sales, were as follows:

For the Years Ended December 31,	2020		2019		2018
United States	$1,809.1	61%	$2,454.6	58%	$2,348.1	58%
Europe	479.3	16%	800.0	22%	877.2	22%
Asia	516.6	17%	638.1	15%	602.1	15%
Canada	68.9	2%	106.3	2%	106.5	2%
Other	108.2	4%	123.5	3%	112.7	3%
Total sales	$2,982.1	100%	$4,122.5	100%	$4,046.6	100%
Information with respect to our business segments follows.

High Performance Materials & Components

(In millions)	2020	% Change	2019	% Change	2018
Sales to external customers	$1,164.6	(41)%	$1,978.5	1%	$1,963.1
Segment EBITDA	$129.6	(64)%	$356.2	(1)%	$360.3
Segment EBITDA as a percentage of sales	11.1%		18.0%		18.4%
International sales as a percentage of sales	45.0%		47.3%		49.9%
2020 Compared to 2019
Sales for the HPMC segment in 2020 decreased 41%, to $1.16 billion, with declines across most major markets. Sales to the aerospace & defense markets, which were 81% of 2020 HPMC sales, were 42% lower, reflecting a 48% decrease in sales to the commercial aerospace market, partially offset by a 24% increase in government defense sales. Sales of next generation jet engine products represented 41% of total 2020 HPMC jet engine product sales, a reduction in this sales mix by 13% compared to 2019 levels. Sales in the medical and energy markets were 44% and 31% lower, respectively. Results in 2019 included $95 million of sales related to the divested titanium investment castings and industrial forgings businesses, resulting in a 3% unfavorable impact from divestitures.

Comparative information for our HPMC segment revenues (in millions) by market, including divested businesses prior to sale, the respective percentages of overall segment revenues for the years ended 2020 and 2019, and the percentage change in revenues by market for 2020 is as follows:

Market	2020		2019		Change
Aerospace & Defense:
Jet Engines- Commercial	$542.7	46%	$1,085.7	55%	$(543.0)	(50)%
Airframes- Commercial	219.8	19%	389.7	20%	(169.9)	(44)%
Defense	184.4	16%	148.7	7%	35.7	24%
Total Aerospace & Defense	946.9	81%	1,624.1	82%	(677.2)	(42)%
Energy:
Oil & Gas	37.3	3%	46.2	2%	(8.9)	(19)%
Specialty Energy	68.9	6%	107.4	6%	(38.5)	(36)%
Total Energy	106.2	9%	153.6	8%	(47.4)	(31)%
Medical	47.7	4%	85.4	4%	(37.7)	(44)%
Construction/Mining	18.6	2%	42.5	2%	(23.9)	(56)%
Other	45.2	4%	72.9	4%	(27.7)	(38)%
Total	$1,164.6	100%	$1,978.5	100%	$(813.9)	(41)%
We continue to extend and expand LTAs with certain of our customers for our specialty materials, including powders, parts and components, to reduce their supply uncertainty, including several LTAs with aerospace market OEMs. These LTAs are expected to continue to drive HPMC’s growth trajectory for the next several years and are for the sale of ATI’s specialty materials, parts and components that are required for both next-generation and legacy aircraft platforms, including jet engines. Our LTAs include a titanium products supply agreement for aircraft airframes and structural components with The Boeing Company (Boeing). This LTA covers value-added titanium products and provides opportunity for greater use of ATI’s next generation and advanced titanium alloys in both long product and flat-rolled product forms, including highly engineered titanium forged products. The agreement includes both long-product forms that are manufactured within the HPMC segment, and a significant amount of plate products that are manufactured utilizing assets of both the HPMC and AA&S segments. Revenues and profits associated with these titanium products covered by the Boeing long-term agreement are included primarily in the results for the HPMC segment.
We extended LTAs with GE Aviation in 2019 for the supply of premium titanium alloys, nickel-based alloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications which begin in January 2021 and are multi-year agreements, and LTAs with Snecma (Safran) for the supply of premium titanium alloys, nickel-based alloys, and vacuum melted specialty alloys for commercial and military jet engine applications. In addition, we have LTAs with Rolls-Royce plc for the supply of disc-quality products and precision forgings for commercial jet engine applications. In 2019, we extended our long-term agreement through 2029 with Rolls-Royce to supply rotating disc quality specialty materials for their Trent engine family.  This agreement covers the production of a wide-range of critical products used to make Rolls-Royce’s next-generation jet engines as well as spare parts for in-service engines. We also supply products to other important parts of the aviation market such as helicopters and rotary engine fixed wing aircraft.
New airframe designs contain a larger percentage of titanium alloys, and the jet engines that power them use newer nickel-based alloys and titanium-based alloys, in both cases for improved performance and more economical operating costs, compared to legacy airframe and engine designs. Even with the production delays and order cancellations that have occurred since the onset of the COVID-19 pandemic, Boeing and Airbus continue to have multi-year backlogs of orders for both legacy models and next-generation aircraft, and there continue to be over 25,000 jet engines with firm orders (Aero Engine News, February 2021). Due to manufacturing cycle times, demand for our specialty materials leads the deliveries of new aircrafts by approximately 6 to 12 months.
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
Our HPMC segment produces a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings, components, and machined parts.
Comparative information for HPMC’s major product categories, including divested businesses prior to sale, based on their percentages of the segment’s overall revenue is as follows:

For the Years Ended December 31,	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	38%	38%
Precision forgings, castings and components	34%	36%
Titanium and titanium-based alloys	28%	26%
Total High-Value Products	100%	100%
HPMC segment EBITDA for 2020 decreased 64% to $129.6 million, or 11.1% of sales, compared to $356.2 million, or 18.0% of sales, in 2019. Lower overall demand, including lower sales of higher-margin next-generation jet engine products, and reduced asset utilization rates negatively impacted operating margins. Cost cutting measures helped to offset these negative impacts.
HPMC financial results experienced significant weakness in 2020 due to demand disruptions in the aerospace & defense and energy markets as a result of the COVID-19 pandemic. Most production facilities operated at lower utilization rates, leading to cost inefficiencies, along with weaker profit margins due to intense market competition. Although we began to see signs of commercial aerospace stabilization in the fourth quarter of 2020, these market conditions are presently expected to continue through at least the first half of 2021 due to the COVID-19 resurgence and low rates of global air passenger travel. For the full year 2021, we are optimistic that the worst is behind us and demand will begin to rebound as COVID-19 vaccines are increasingly approved and administered around the world. We expect our demand to improve in the second half of the year, led by increasing narrow-body engine production volumes enhanced by ATI’s jet engine-related share gains and new business in airframes.
We anticipate industry demand growth for advanced powder materials to satisfy aerospace & defense market production requirements, and for emerging additive manufacturing of parts and components, and recently added new metal-alloy production capacity in 2018 and 2019 for nickel, superalloy, and titanium alloy powders. We acquired assets in 2018 to accelerate the development of our capabilities in metal alloy-based additive manufacturing to provide comprehensive customer solutions ranging from the design of parts for additive manufacturing to the production of ready-to-install components. Ongoing strategic capital projects in HPMC to support future growth include the iso-thermal press and heat-treating capacity expansion at our Iso-Thermal Forging Center of Excellence in Cudahy, WI, which is expected to be placed into service in 2021.
Despite near-term uncertainty posed by the ongoing COVID-19 pandemic impacts globally, we expect that the long-term fundamentals driving demand growth in commercial aerospace remain largely intact across a range of next-generation aircraft and engines. We believe that our HPMC segment is well-positioned for profitable growth through the expected recovery in commercial aerospace demand, especially in the next-generation jet engine platforms through LTAs that provide significant growth and share gains for ATI on next-generation airplanes and the jet engines that power them.
2019 Compared to 2018
Sales for the HPMC segment in 2019 increased 1% compared to 2018, to $1.98 billion, despite a 5% negative impact from business divestitures. Sales to the aerospace & defense markets, which are the largest end markets for HPMC at 82% of total segment sales, were 4% higher, despite a 3% decline from divestitures. This was driven by a 20% increase in airframe sales and 29% increase in defense sales. Total 2019 commercial jet engine sales decreased 3% when compared to 2018, despite a 6% increase in next-generation jet engine products, due primarily to unfavorable product mix and temporary changes in order patterns from a major aero-engine customer. Energy market sales increased 15% versus 2018 due to export sales into Asia while construction and mining market sales were 42% lower.

Comparative information for our HPMC segment revenues (in millions) by market, including divested businesses prior to sale, the respective percentages of overall segment revenues for the years ended 2019 and 2018, and the percentage change in revenues by market for 2019 is as follows:

Market	2019		2018		Change
Aerospace & Defense:
Jet Engines- Commercial	$1,085.7	55%	$1,121.5	57%	$(35.8)	(3)%
Airframes- Commercial	389.7	20%	325.9	17%	63.8	20%
Defense	148.7	7%	115.5	6%	33.2	29%
Total Aerospace & Defense	1,624.1	82%	1,562.9	80%	61.2	4%
Energy:
Oil & Gas	46.2	2%	52.3	3%	(6.1)	(12)%
Specialty Energy	107.4	6%	81.6	4%	25.8	32%
Total Energy	153.6	8%	133.9	7%	19.7	15%
Medical	85.4	4%	106.0	5%	(20.6)	(19)%
Construction/Mining	42.5	2%	72.7	4%	(30.2)	(42)%
Other	72.9	4%	87.6	4%	(14.7)	(17)%
Total	$1,978.5	100%	$1,963.1	100%	$15.4	1%
Stronger demand for titanium and nickel-based products, sales of which increased 12% and 4%, respectively, in 2019 compared to 2018, were partially offset by declines in sales of forged products. Comparative information for HPMC’s major product categories, including divested businesses prior to sale, based on their percentages of the segment’s overall revenue is as follows:

For the Years Ended December 31,	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	38%	37%
Precision forgings, castings and components	36%	40%
Titanium and titanium-based alloys	26%	23%
Total High-Value Products	100%	100%
HPMC segment EBITDA for 2019 decreased 1% compared to 2018, to $356.2 million, or 18.0% of sales. As the year progressed, results reflected a better balance of raw material prices and index-based selling prices, however, the first half of 2019 reflected adverse impacts from a rapid drop in raw material prices, particularly in cobalt, which compressed profit margins due to the length of the manufacturing cycle compared to index-based selling price changes, offsetting benefits from higher productivity. Results for 2019 also reflect temporary near-term headwinds related to one of our jet engine customer’s cash management efforts. Net results of divested businesses were not material to prior period HPMC segment EBITDA.

Advanced Alloys & Solutions

(In millions)	2020	% Change	2019	% Change	2018
Sales to external customers	$1,817.5	(15)%	$2,144.0	3%	$2,083.5
Segment EBITDA	$115.0	(33)%	$172.6	(16)%	$206.4
Segment EBITDA as a percentage of sales	6.3%		8.1%		9.9%
International sales as a percentage of sales	35.7%		34.1%		34.5%
2020 Compared to 2019
Sales for the AA&S segment in 2020 decreased 15% compared to 2019, to $1.82 billion. Sales to specialty energy markets were 3% higher compared to the prior year, while total sales to all energy markets, which also include oil & gas, downstream processing, and specialty energy, were 20% lower. Declines of 29% and 10% were also noted in the commercial aerospace and automotive markets, respectively, partially offset by higher sales in the defense market and higher HRPF conversion services billings. Sales in 2019 reflect project-based demand for marine scrubber products within the specialty energy markets. Sales of high-value products were 15% lower, largely due to a 26% decline in nickel-based alloys and specialty alloys and a 22% decline in titanium and titanium alloys.
Comparative information for our AA&S segment revenues (in millions) by market, the respective percentages of overall segment revenues, for the years ended 2020 and 2019, and the percentage change in revenues by market for 2020 is as follows:

Market	2020		2019		Change
Energy:
Oil & Gas	$328.5	18%	$464.5	22%	$(136.0)	(29)%
Specialty Energy	184.2	10%	178.8	8%	5.4	3%
Total Energy	512.7	28%	643.3	30%	(130.6)	(20)%
Aerospace & Defense:
Jet Engines- Commercial	58.2	3%	100.8	5%	(42.6)	(42)%
Airframes- Commercial	191.0	11%	249.6	12%	(58.6)	(23)%
Defense	163.9	9%	155.9	7%	8.0	5%
Total Aerospace & Defense	413.1	23%	506.3	24%	(93.2)	(18)%
Automotive	257.7	14%	286.1	13%	(28.4)	(10)%
Electronics	176.8	10%	162.7	8%	14.1	9%
Food Equipment & Appliances	159.2	9%	205.5	9%	(46.3)	(23)%
Construction/Mining	123.4	7%	152.5	7%	(29.1)	(19)%
Medical	71.4	4%	87.0	4%	(15.6)	(18)%
Other	103.2	5%	100.6	5%	2.6	3%
Total	$1,817.5	100%	$2,144.0	100%	$(326.5)	(15)%
Our AA&S segment produces zirconium and related alloys including hafnium and niobium, nickel-based alloys, specialty alloys, titanium and titanium-based alloys, and stainless products, in a variety of forms including plate, sheet, and PRS products. AA&S also provides hot-rolling conversion services, including titanium products of the Uniti joint venture (JV) and carbon steel products.

Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue are presented in the following table. In conjunction with the announced ongoing exit of standard stainless products, ATI reclassified certain items as High-Value Products. Prior period information reflects these reclassifications. HRPF conversion service sales are excluded from this presentation.

For the Years Ended December 31,	2020	2019
High-Value Products
Nickel-based alloys and specialty alloys	29%	33%
PRS products	25%	23%
Zirconium and related alloys	15%	11%
Titanium and titanium-based alloys	11%	11%
Total High-Value Products	80%	78%
Standard Products
Total Standard Products	20%	22%
Grand Total	100%	100%
Segment EBITDA was $115.0 million, or 6.3% of sales, a 33% decline from segment EBITDA of $172.6 million, or 8.1% of sales, in 2019, as weakened market conditions were partially offset by cost cutting measures. AA&S segment results for 2020 compared to 2019 reflect lower retirement benefit expense of approximately $20 million. Results at our Specialty Alloys & Components business improved year-over-year primarily due to defense sales. Results in 2020 and 2019 also include $8.2 million and $12.2 million, respectively, in losses from the A&T Stainless joint venture operations. We indefinitely idled the manufacturing operations of the A&T Stainless joint venture in 2020 due to repeated denials by the U.S. Department of Commerce for exemptions from Section 232 tariffs, which impose a 25% tariff on imported semi-finished stainless slab products from Indonesia. A $2.4 million charge for ATI’s portion of a severance charge recorded by the A&T Stainless joint venture was excluded from segment results.
AA&S financial results experienced significant weakness in 2020 due to demand disruptions in the aerospace, energy and general industrial markets as a result of the COVID-19 pandemic. Lower utilization rates have resulted at most production facilities, leading to cost inefficiencies, along with weaker profit margins due to intense market competition. These market conditions are presently expected to continue through at least the first half of 2021. We continue efforts toward improving the capacity utilization of our HRPF for carbon steel hot-rolling conversion services.
On December 2, 2020, we announced a strategic repositioning of our FRP business, which includes exiting standard stainless sheet products, streamlining the production footprint of the AA&S segment and making certain capital investments to increase our focus on higher-margin products and our aerospace & defense end markets. These actions are expected to accelerate our future by exiting this low-margin standard stainless sheet product line and redeploying capital to high-return opportunities. This transformation represents a major step forward to making ATI a more sustainably profitable aerospace & defense-focused company. We expect our AA&S segment revenues to decrease by approximately $450 million, compared to a 2019 baseline, once these strategic actions to exit standard stainless products are completed.
2019 Compared to 2018
Sales for the AA&S segment in 2019 increased 3% compared to 2018, to $2.14 billion. Sales to the aerospace & defense markets increased 26% versus 2018, supported by higher demand for materials for naval nuclear components, and significantly higher production of titanium armor plate, additional titanium volumes for commercial airframes, and increased nickel and cobalt-bearing alloy sheet products for jet engines. Sales to the energy markets were flat, as higher specialty energy demand for marine scrubber products for exhaust systems on ships was offset by lower oil & gas market sales, including downstream processing applications, due primarily to the timing of project-based demand. In the medical market, sales increased 13% due in part to higher MRI magnet demand. Sales to the automotive and other industrial markets declined in 2019. Overall, increased sales of high-value products offset 10% lower sales of standard stainless products, compared to 2018.
In 2019, we announced the expansion and 6.5 year extension of our LTA with BWX Technologies to supply materials for the manufacture of naval nuclear components. In 2018, we entered into a joint technology development agreement with Bruker Energy & Supercon Technologies, to advance state-of-the-art niobium-based superconductors, including those used in MRI magnets for the medical industry, and preclinical MRI magnets used in the life-science tools industry.

Comparative information for our AA&S segment revenues (in millions) by market, the respective percentages of overall segment revenues, for the years ended 2019 and 2018, and the percentage change in revenues by market for 2019 is as follows:

Market	2019		2018		Change
Energy:
Oil & Gas	$464.5	22%	$493.9	24%	$(29.4)	(6)%
Specialty Energy	178.8	8%	152.9	7%	25.9	17%
Total Energy	643.3	30%	646.8	31%	(3.5)	(1)%
Aerospace & Defense:
Jet Engines- Commercial	100.8	5%	76.1	4%	24.7	33%
Airframes- Commercial	249.6	12%	230.1	11%	19.5	9%
Defense	155.9	7%	96.4	5%	59.5	62%
Total Aerospace & Defense	506.3	24%	402.6	20%	103.7	26%
Automotive	286.1	13%	313.9	15%	(27.8)	(9)%
Food Equipment & Appliances	205.5	9%	244.5	12%	(39.0)	(16)%
Electronics	162.7	8%	155.4	7%	7.3	5%
Construction/Mining	152.5	7%	153.3	7%	(0.8)	(1)%
Medical	87.0	4%	77.1	4%	9.9	13%
Other	100.6	5%	89.9	4%	10.7	12%
Total	$2,144.0	100%	$2,083.5	100%	$60.5	3%
Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue are presented in the following table. In conjunction with the announced ongoing exit of standard stainless products, ATI reclassified certain items as High-Value Products. Prior period information reflects these reclassifications. HRPF conversion service sales are excluded from this presentation.

For the Years Ended December 31,	2019	2018
High-Value Products
Nickel-based alloys and specialty alloys	33%	31%
PRS products	23%	23%
Zirconium and related alloys	11%	11%
Titanium and titanium-based alloys	11%	10%
Total High-Value Products	78%	75%
Standard Products
Total Standard Products	22%	25%
Grand Total	100%	100%
Segment EBITDA in 2019 was $172.6 million, or 8.1% of sales, a 16% decline from segment EBITDA of $206.4 million, or 9.9% of sales, in 2018. AA&S segment results for 2019 reflect higher retirement benefit expense of $27 million and a $12 million loss for ATI’s share of the A&T Stainless JV, primarily due to Section 232 tariffs, compared to a $4 million loss from the A&T Stainless JV in 2018. While project-based demand for nickel-based alloys in the U.S. business remained solid, weaker demand for standard stainless products resulted in lower segment EBITDA compared to 2018.
LIFO and Net Realizable Value Reserves
There was no effect on our results of operations for changes in LIFO and NRV inventory reserves for 2020. Falling inventory costs in 2020 resulted in a $10.5 million pretax LIFO inventory valuation reserve benefit, which was offset by a $10.5 million pretax non-cash charge for NRV inventory reserves that are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. The net effect of changes in LIFO and NRV inventory reserves was expense of $0.1 million in 2019. Falling inventory costs in 2019 resulted in a $25.5 million pretax LIFO inventory valuation reserve benefit, which was offset by a $25.6 million pretax non-cash charge for NRV inventory reserves.

Corporate Expenses
Corporate expenses, which are included in selling and administrative expenses in the statement of operations, were $40.9 million in 2020 compared to $65.3 million in 2019. This decrease was primarily due to lower incentive compensation expense based on expected performance versus targeted metrics, and lower expenses resulting from cost reduction actions.
Closed Operations and Other Expenses
Closed operations and other expenses are presented primarily in selling and administrative expenses in the consolidated statements of operations, and include legal, environmental, retirement benefit and insurance obligations associated with closed operations. Closed operations and other expenses were $7.4 million in 2020, compared to $24.0 million in 2019. This decline reflects lower legal and retirement benefit expense of closed operations and a $4.3 million gain from settlements of contract indemnity obligations.
Depreciation and Amortization
The following is depreciation & amortization by business segment:

(In millions)	2020	2019	2018
Depreciation and amortization:
High Performance Materials & Components	$78.1	$84.6	$90.6
Advanced Alloys & Solutions	62.1	63.5	62.9
Other	3.1	3.0	2.9
	$143.3	$151.1	$156.4
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $94.4 million in 2020, compared to $99.0 million in 2019. This decrease is primarily due to higher capitalized interest in the current year, as well as the net effects of debt reduction actions taken by us in the fourth quarter 2019, partially offset by increased debt resulting from the actions taken in 2020. Interest expense is presented net of interest income of $1.7 million in 2020, $5.9 million in 2019, and $1.1 million in 2018. Interest expense in 2020, 2019, and 2018 was reduced by $7.7 million, $4.7 million, and $4.1 million, respectively, related to interest capitalization on major strategic capital projects.
Restructuring and Other Charges
For the year ended December 31, 2020, we recorded restructuring and other charges of $1,132.1 million, predominantly related to our December 2020 announcement previously discussed to cease production of standard stainless sheet products, which are excluded from business segment results.
Restructuring charges recorded on the consolidated statement of operations for the year ended December 31, 2020 were $1,107.5 million, comprised of $1,041.5 million of non-cash asset impairment charges, $60.5 million of employee benefit-related costs, and $5.5 million of other costs related to facility idlings. The long-lived asset impairment charges relate to a $1,032.6 million charge related to the Brackenridge, PA operations, including the HRPF, as well as $8.9 million other long-lived asset impairment charges recognized for various AA&S segment operations identified for closure as part of the standard stainless sheet exit decision.
Restructuring charges also include $60.5 million of employee benefit costs, representing severance, supplemental unemployment and medical benefits for the elimination of approximately 1,400 positions related to the standard stainless exit, as well as for employees impacted by the idling of the Albany, OR primary titanium operations in the fourth quarter of 2020, and workforce right-sizing actions, including both involuntary reductions and voluntary retirement incentive programs implemented throughout 2020 to better match our cost structure to expected demand, primarily as a result of economic challenges created by the COVID-19 pandemic. We expect to generate approximately $90 million in annual savings from these cost reduction programs in 2021 and $100 million annually once fully implemented in 2023. Cash payments associated with these cost reduction programs are expected to be approximately $35 million in 2021. Other costs of $5.5 million included in 2020 restructuring charges primarily relate to asset retirement and environmental obligations associated with facility idlings.

Other charges for the year ended December 31, 2020 include:
•$17.4 million of termination benefits for pension and postretirement medical obligations related to facility closures from the standard stainless exit. These costs are classified within nonoperating retirement benefit expense in the consolidated statements of operations.
•$7.2 million of other charges for inventory valuation reserves, classified in cost of sales on the consolidated statement of operations, primarily related to excess raw material and work in process inventory at the idled Albany, OR primary titanium facility.
In addition, the A&T Stainless JV recorded a $4.8 million charge in 2020 for contractual termination benefits, and ATI recognized a $2.4 million charge in 2020 for its equity method share of these termination benefits. These charges are excluded from segment operating results.
A $4.5 million restructuring charge was recorded on the consolidated statement of operations for the year ended December 31, 2019 for severance obligations for the reduction of approximately 70 positions in order to streamline our salaried workforce, primarily to improve the cost competitiveness of the U.S.-based FRP business. This restructuring charge is excluded from business segment results. The $4.5 million was substantially paid in 2020 upon completion of these reductions.
Goodwill Impairment Charge
In the second quarter 2020, due to demand disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic and changes in near-term demand requirements of aero-engine and airframe markets, ATI conducted an interim test for goodwill impairment at our Forged Products operations, and recognized a $287.0 million charge for the partial impairment of goodwill, while retaining $173.4 million of goodwill for this profitable business with good long-term growth prospects. This goodwill impairment charge is excluded from HPMC segment results.
Joint Venture Restructuring and Impairment Charges
The A&T Stainless JV recorded a $4.8 million charge in 2020 for contractual termination benefits, and ATI recognized a $2.4 million charge in 2020 for its equity method share of these termination benefits. These charges are excluded from AA&S segment results.
We recorded an $11.4 million impairment charge in 2019 for the A&T Stainless JV, including ATI’s share of a long-lived asset impairment charge recognized by the JV on the carrying value of its production facility in Midland, PA. ATI recognized a $7.1 million equity loss for its 50% share of a $14.2 million long-lived asset impairment recognized by A&T Stainless. In addition, as of December 31, 2019, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $36.8 million that were also evaluated for collectability, and a $4.3 million reserve was recorded in December 2019 based ATI’s share of the estimated fair value of the JV’s net assets. This charge is excluded from AA&S segment results.
Gain on Joint Venture Deconsolidation
On March 1, 2018, we announced the formation of A&T Stainless, in which ATI has a 50% ownership interest. Our JV partner purchased its 50% JV interest during the first quarter of 2018, and as a result of this sale and the subsequent deconsolidation of the A&T Stainless entity, we recognized a $15.9 million gain in the first quarter of 2018. This gain is reported in other income, net, on the consolidated statement of operations for the year ended December 31, 2018 and is excluded from AA&S segment results.
Debt Extinguishment Charge
In 2020, ATI issued $291.4 million aggregate principal amount of the 2025 Convertible Notes, and used the majority of the proceeds to repurchase approximately $203.2 million aggregate principal amount of the outstanding principal balance of our 2022 Convertible Notes. A $21.5 million debt extinguishment charge was recognized for this action, which included a $19.1 million cash payment as a make-whole provision on the early extinguishment of debt, and a $2.4 million charge for previously-unrecognized debt issue costs.
In the fourth quarter of 2019, we issued $350 million of the 2027 Notes. Proceeds from the issuance of the 2027 Notes and cash on hand were used to redeem the $500 million 2021 Notes, which had a January 15, 2021 maturity date. A $21.6 million debt extinguishment charge was recorded as part of this action, which included a $20.9 million cash payment as a make-whole provision on the early extinguishment of debt, and a $0.7 million charge for previously-unrecognized debt issue costs.

Gains on Asset Sales, net
During 2020, we recognized a $2.5 million cash gain for the sale of certain oil and gas rights. This non-core asset sale gain is reported in other income/expense, net, on the consolidated statement of operations and is excluded from business segment results. During the third quarter of 2019, we completed the sale of our Cast Products business and recognized a $6.2 million gain. During the second quarter of 2019, we completed the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY, and recognized an $8.1 million pre-tax loss. Also during the second and third quarters of 2019, we recognized $29.3 million and $62.4 million cash gains, respectively, on sales of certain oil and gas rights. The 2019 results include $89.8 million, respectively, in net pretax gains from these non-core asset sales which are reported in other income/expense, net, on the consolidated statement of income and are excluded from business segment results.
Income Taxes
Results in 2020, 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to income tax valuation allowances. In 2020, ATI’s U.S. operations returned to a three-year cumulative loss position, limiting our ability to utilize future projections as sources of income when analyzing the need for a valuation allowance. The consolidated income tax provision of $77.7 million for fiscal year 2020 is primarily due to increases in deferred tax asset valuation allowances based on an analysis of the expected realization of deferred tax assets and liabilities within applicable expiration periods. While our U.S. operations remain in a three-year cumulative loss position, we expect our reported tax expense to primarily relate to our profitable STAL PRS joint venture in China. We will continue to have minimal cash tax requirements in the U.S. due to the ongoing benefits of NOL tax carryforwards for the next several years.
At December 31, 2019, our U.S. results had switched from a three-year cumulative loss position to a three-year cumulative income position, allowing us to utilize forecasts of future profits as a source of income when evaluating the overall need for a valuation allowance. We determined that valuation allowances on net deferred tax asset balances for federal and certain state jurisdictions are no longer required. Certain individual tax attributes still require a valuation allowance based on expected utilization. The change in the overall valuation allowance for 2019 includes amounts utilized during the year as part of the reported effective tax rate, as well as a $45.1 million reduction at December 31, 2019 based on a change in judgment on the realizability of deferred tax assets. The 2019 income tax benefit was $28.5 million, which included the $45.1 million discrete tax benefit related to the release of U.S. federal and state valuation allowances, along with the current year benefit related to the release of valuation allowances due to positive income in 2019. Total discrete tax items including this valuation allowance change were a $41.9 million tax benefit in 2019, and our effective tax rate excluding these items was 5.5% of pre-tax income in 2019.
In 2018, we reported income before tax of $247.7 million, of which $190.8 million was attributable to the U.S. The overall income, along with certain taxable income inclusions, resulted in ATI utilizing net operating loss (NOL) deferred tax assets in 2018, causing a U.S. valuation allowance release of $46.3 million for 2018. At December 31, 2018, we continued to maintain a valuation allowance on the net deferred tax assets for U.S. federal and state income tax purposes, with the exception of the indefinite lived deferred tax liability related to goodwill and the withholding tax liability associated with our permanent reinvestment assertion, and also maintained valuation allowances for certain foreign operations. In 2018, we reported an income tax provision of $11.0 million, or 4.4% of the pre-tax income, in 2018, which also included benefits from NOL utilization and related valuation allowance changes.
Financial Condition and Liquidity
We have an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the our domestic operations. The ABL facility, which matures in September 2024, includes a $500 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $200 million term loan (Term Loan). In June 2020, we exercised our right to borrow an additional $100 million under the term loan portion of the ABL, with the same September 2024 maturity date. The Term Loan has an interest rate of 2.0% plus a LIBOR spread and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, we have the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. We have a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. We did not meet this required fixed charge coverage ratio at December 31, 2020. As a result, we are unable to access this remaining 12.5%, or $87.5 million, of the ABL facility until we meet the required ratio. Additionally, we must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90 day period immediately preceding the stated maturity date of each of the 2022 Convertible Notes and 5.875% Notes due 2023. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and our undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance. On September 30, 2019, we amended and restated the ABL and costs associated with entering into this amendment were $2.2 million, and are being amortized to interest expense over the term of the facility ending September 2024, along with $2.1 million of unamortized deferred costs that were previously recorded for the ABL.
As of December 31, 2020, there were no outstanding borrowings under the revolving credit portion of the ABL, and $38.5 million was utilized to support the issuance of letters of credit. Average borrowings under the ABL for the fiscal year ended December 31, 2020 were $28 million, bearing an average annual interest rate of 2.2%. There were no revolving credit borrowings under the ABL for 2019.
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
On November 22, 2019, we issued $350 million aggregate principal amount of 2027 Notes. Underwriting fees and other third-party expenses for the issuance of the 2027 notes were $5.5 million, and are being amortized to interest expense over the eight- year term of the 2027 Notes. Net proceeds of $344.5 million from this issuance, as well as cash on hand, were used to retire all $500 million aggregate principal amount of the 2021 Notes in December 2019, resulting in a $21.6 million pre-tax debt extinguishment charge, which included a $20.9 million cash payment as a make-whole provision on the early extinguishment of debt, and a $0.7 million charge for deferred debt issue costs.
At December 31, 2020, we had $646 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $310 million, for total liquidity of more than $950 million. We do not expect to pay any significant U.S. federal or state income taxes in the next several years due to net operating loss carryforwards.
During the second and third quarters of 2019, we received approximately $250 million in cash from non-core asset sales, net of closing adjustments and transaction costs, consisting of $33 million for the sale of two non-core forging facilities, $125 million for the sale of the Cast Products business, and $92 million for the sale of certain oil and gas rights in Eddy County, NM.
In 2020, the Company made $130 million in cash contributions to its U.S. qualified defined benefit pension plans. Based on pension trust assets as of December 31, 2020, and the expected rate of return on pension assets in future years, we currently expect our funding requirements to the U.S. qualified defined benefit pension plans to be approximately $87 million in 2021, and to have average annual funding requirements of approximately $50 million to these pension plans for the next few years thereafter. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
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
Cash Flow and Working Capital
Cash provided by operations for 2020 was $166.9 million, including cash provided by a $156.6 million reduction in managed working capital balances. The generation of cash from managed working capital in 2020 reflects our alignment with expected demand levels. Other significant 2020 operating cash flow items included $130.2 million in contributions to a U.S. defined benefit pension plan and payment of 2019 annual incentive compensation. Cash provided by operations was $230.1 million in 2019, which included an $88.4 million reduction in managed working capital balances. This was despite $29 million in short-

term working capital advances to the A&T Stainless JV for 2019 and $145 million of cash contributions to ATI’s U.S. qualified defined benefit pension plans in 2019.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. In 2020, managed working capital increased to 40.5% of annualized total ATI sales compared to 30.0% of annualized sales at December 31, 2019. This increase is a result of annualized three-month sales declining at a faster pace in 2020 than the decline in overall managed working capital balances versus year-end 2019, due in part to a first quarter 2020 increase in managed working capital over year-end 2019 levels. The $156.6 million decrease in managed working capital in 2020 resulted from a $208.6 million decrease in accounts receivable, a $145.9 million decrease in inventory, and a $33.1 million increase in short-term contract liabilities, partially offset by a $0.4 million increase in short-term contract assets and a $230.6 million decrease in accounts payable. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by approximately 7% at year-end 2020 compared to 2019. No significant accounts receivable collection issues are expected despite the increase in this metric. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, improved by 28% 2020 compared to 2019 as our level of operating activity decreased throughout 2020 in response to lower customer demand.
The components of managed working capital were as follows:

(In millions)	December 31, 2020	December 31, 2019
Accounts receivable	$345.8	$554.1
Short-term contract assets	38.9	38.5
Inventory	997.1	1,155.3
Accounts payable	(290.6)	(521.2)
Short-term contract liabilities	(111.8)	(78.7)
Subtotal	979.4	1,148.0
Allowance for doubtful accounts	4.3	4.6
LIFO reserve	(44.1)	(33.6)
Inventory reserves	126.9	104.1
Managed working capital	$1,066.5	$1,223.1
Annualized prior 3 months sales	$2,633.2	$4,047.4
Managed working capital as a % of annualized sales	40.5%	30.0%
December 31, 2020 change in managed working capital	$(156.6)
Cash used in investing activities was $128.7 million in 2020, reflecting $136.5 million in capital expenditures partially offset by $5.9 million of proceeds from property, plant and equipment sales, which includes proceeds from the sale of certain oil and gas rights. Capital expenditures in 2020 primarily are related to HPMC growth projects including the new isothermal press and heat-treating expansion in Cudahy, WI. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility. Cash provided by investing activities was $81.7 million in 2019, reflecting $250.1 million in net proceeds from non-core asset sales consisting of $33.0 million for the sale of two non-core forging facilities, $125.1 million for the sale of the Cast Products business and $92.0 million of proceeds from property, plant and equipment, largely due to the sale of certain oil and gas rights. Capital expenditures for 2019 were $168.2 million primarily related to HMPC growth projects.
Cash provided by financing activities in 2020 was $116.9 million, and consisted primarily of $291.4 million of borrowings for the 2025 Convertible Notes issued in 2020 and $100.0 million of additional Term Loan borrowings under the ABL. These were offset by a $203.2 million repayment for a portion of the 2022 Convertible Notes and $19.1 million cash make-whole payment related to the early extinguishment of these 2022 Convertible Notes as required by the applicable indenture, as well as $19.4 million to pay the cost of capped call transactions and $9.1 million for debt issuance costs, both associated with the newly issued 2025 Convertible Notes. Cash provided by financing activities in 2020 also reflects a $7.2 million dividend payment to the 40% noncontrolling interest in our STAL PRS joint venture in China. Cash used in financing activities in 2019 was $203.0 million, with $507.6 million of payments on long-term debt and finance leases consisting largely of the redemption of all $500 million aggregate principal amount of the 2021 Notes outstanding. The redemption included a $20.9 million cash make-whole payment related to the early extinguishment of this debt as required under the applicable indenture. Borrowings on long-term debt were $350.0 million reflecting the issuance of the 2027 Notes. Such issuance included $5.5 million of payments for underwriting fees and other third-party expenses. Cash used in financing activities in 2019 also reflects a $14.0 million dividend payment to the 40% noncontrolling interest in our STAL joint venture.
At December 31, 2020, cash and cash equivalents on hand totaled $645.9 million, a $155.1 million increase from year-end 2019. Cash and cash equivalents held by our foreign subsidiaries was $92.9 million at December 31, 2020, of which $38.3 million was held by the STAL joint venture.
Debt
Total debt outstanding of $1,629.1 million at December 31, 2020, increased $217.9 million compared to December 31, 2019, as $291.4 million of borrowings for the 2025 Convertible Notes issued in 2020, a portion of which is required to be recorded in stockholders’ equity as discussed further below, and $100.0 million of additional Term Loan borrowings under the ABL were partially offset by a $203.2 million repayment for a portion of the 2022 Convertible Notes. Total debt outstanding as described above excludes debt issuance costs and includes the $46.8 million unamortized portion of the 2025 Convertible Notes that is required to be classified in stockholders’ equity due to the flexible settlement feature available to ATI on conversion. In managing our overall capital structure, some of the measures on which we focus are debt to EBITDA, which measures our ability to repay our incurred debt, net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. We define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges for the latest 12 month period. We define Adjusted EBITDA as EBITDA excluding significant charges or credits, restructuring charges, long-lived asset impairments and other postretirement/pension curtailment and settlement gains and losses. We believe that EBITDA and Adjusted EBITDA are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. EBITDA and Adjusted EBITDA are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles.
All of these leverage ratios worsened in 2020, primarily as a result of lower earnings. At year-end 2020, our debt to Adjusted EBITDA ratio was 8.30, compared to 3.21 at December 31, 2019, and net debt to Adjusted EBITDA ratio was 5.01, compared to 2.09 at December 31, 2019.

	December 31, 2020	December 31, 2019
Income (loss) before income taxes	$(1,481.9)	$241.6
Interest expense	94.4	99.0
Depreciation and amortization	143.3	151.1
Impairment of goodwill	287.0	—
Restructuring and other charges	1,132.1	4.5
Joint venture impairment charge	2.4	11.4
Debt extinguishment charge	21.5	21.6
Gain on asset sales, net	(2.5)	$(89.8)
Adjusted EBITDA	$196.3	$439.4

Total debt (a)	$1,629.1	$1,411.2
Less: Cash	(645.9)	(490.8)
Net debt	$983.2	$920.4

Debt to Adjusted EBITDA	8.30	3.21
Net Debt to Adjusted EBITDA	5.01	2.09

At year-end 2020, our net debt to total capitalization was 67.6%, compared to 30.6% at December 31, 2019, reflecting significantly lower stockholders' equity as a result of the significant restructuring and other charges recognized in 2020.

(In millions)	December 31, 2020	December 31, 2019
Total debt (a)	$1,629.1	$1,411.2
Less: Cash	(645.9)	(490.8)
Net debt	$983.2	$920.4
Total ATI stockholders’ equity (b)	471.3	2,090.1
Net ATI capital	$1,454.5	$3,010.5
Net debt to ATI capital	67.6%	30.6%
Total debt to total capitalization was 77.6% at December 31, 2020 compared to 40.3% at December 31, 2019, also reflecting significantly lower stockholders' equity in 2020.

(In millions)	December 31, 2019	December 31, 2019
Total debt (a)	$1,629.1	$1,411.2
Total ATI stockholders’ equity (b)	471.3	2,090.1
Total ATI capital	$2,100.4	$3,501.3
Total debt to ATI capital	77.6%	40.3%
(a) Excludes debt issuance costs for both periods. The December 31, 2020 debt balance includes $46.8 million for the unamortized portion of the 2025 Convertible Notes recorded in stockholders’ equity due to the flexible settlement feature of the notes.
(b) The December 31, 2020 balance excludes $49.8 million recorded in stockholders’ equity for a portion of the 2025 Convertible Notes, net of debt issuance costs.
In 2020, we issued and sold $291.4 million aggregate principal amount of the 2025 Convertible Notes. Interest on the 2025 Convertible Notes at the 3.5% cash coupon rate is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2020. We used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of our outstanding 2022 Convertible Notes, resulting in a $21.5 million debt extinguishment charge, which included a $19.1 million cash make-whole payment related to the early extinguishment of the 2022 Convertible Notes as required by the applicable indenture, and a $2.4 million charge for deferred debt issue costs. We also used $19.4 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, described below, which was recorded as a reduction to additional paid-in-capital in stockholders’ equity on the consolidated balance sheet. The remainder of the net proceeds from the offering were used for general corporate purposes.
The 2025 Convertible Notes are convertible into our common stock at an initial conversion price of $15.49 per share and may be settled in cash, shares of our common stock or a combination thereof, at our election. As a result of this flexible settlement feature of the 2025 Convertible Notes, the embedded conversion option valued at $51.4 million is required to be separately accounted for as a component of stockholders’ equity. This equity component will be amortized as additional non-cash interest expense, commonly referred to as phantom yield, over the term of the 2025 Convertible Notes. Due to the non-cash phantom yield and including debt issue cost amortization, the 2025 Convertible Notes have reported interest expense in 2020 at an 8.4% rate, higher than the 3.5% cash coupon rate. Effective January 1, 2021, ATI early-adopted new accounting guidance that eliminates the equity component classification of the embedded conversion option, as well as the phantom yield portion of interest expense on a prospective basis. Upon adoption on January 1, 2021, long-term debt increased by $45.4 million, representing the $46.8 million unamortized portion of the equity component of convertible debt as of December 31, 2020, net of reclassified debt issue costs.
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
The 2023 Notes presently bear the maximum 7.875% annual interest rate as a result of credit rating downgrades. Any further credit rating downgrades have no effect on the interest rate of the 2023 Notes, and increases in our credit ratings from these ratings agencies would reduce interest expense incrementally on the 2023 Notes to the original 5.875% interest rate in a similar manner. Our credit rating from both rating agencies currently remains below the level at which the current 2023 Notes interest rate would reset to a lower rate. At our present credit rating levels, we would need a two-notch ratings upgrade by Moody’s, to Ba3, and a two-notch increase by S&P, to BB-, before the 2023 Notes interest rate would be lowered in each case by 0.25%.
A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Total Debt including Finance Leases	$1,629.1	$17.8	$606.9	$654.2	$350.2
Interest on Debt (A)	386.7	90.2	174.4	81.0	41.1
Operating Lease Obligations (B)	84.0	19.6	29.4	16.9	18.1
Other Long-term Liabilities	119.9	—	70.6	19.2	30.1
Pension and OPEB Obligations (C)	568.2	127.9	197.7	114.8	127.8
Unconditional Purchase Obligations
Raw Materials (D)	1,050.1	263.8	369.1	253.2	164.0
Capital expenditures	74.9	39.1	35.8	—	—
Other (E)	89.6	49.8	25.4	12.2	2.2
Total	$4,002.5	$608.2	$1,509.3	$1,151.5	$733.5
Other Financial Commitments
Lines of Credit (F)	$550.3	$50.3	$—	$500.0	$—
Guarantees	$26.8
(A)Amounts include contractual interest payments using the interest rates in effect as of December 31, 2020 applicable to the Company’s 2022 Convertible Notes, the 2023 Notes, the Term Loan due 2024, the 2025 Convertible Notes, the Allegheny Ludlum 6.95% Debentures due 2025 and the 2027 Notes.
(B)Amounts include operating lease obligations at their undiscounted value. These obligations are presented in other current liabilities and other long-term liabilities on the consolidated balance sheets at their discounted value, using applicable interest rates. See Note 13, Leases for further information.
(C)Based on current actuarial studies, amounts include payments for the next 10 years to defined benefit pension plans, assuming the expected long-term returns on pension assets are achieved. Projections of minimum required payments to the U.S. qualified defined benefit pension plans are subject to significant uncertainty based on a number of factors including actual pension plan asset returns, changes in estimates of participant longevity, and changes in interest rates. Amounts also include actuarial projections of payments under other postemployment benefit plans for the next 10 years. In most retiree healthcare plans, our contributions are capped based on the cost as of a certain date. See Note 16, Retirement Benefits for further information.
(D)We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2020, for raw material obligations with variable pricing.
(E)We have various contractual obligations that extend through 2026 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.

(F)At December 31, 2020, there were no amounts drawn under foreign credit agreements. Drawn amounts on the U.S. facility were $38.5 million utilized under the $500 million ABL facility for standby letters of credit, which renew annually. These letters of credit are used to support: $29.4 million in workers’ compensation and general insurance arrangements, $5.4 million related to environmental matters and $3.7 million for ATI's assurance of performance to a customer.
Commitments and Contingencies
At December 31, 2020, our reserves for environmental remediation obligations totaled approximately $14 million, of which $4 million was included in other current liabilities. These reserves included estimated probable future costs of: $3 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for remediation or indemnification obligations; $1 million for owned or controlled sites at which our operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. We continue to evaluate whether we may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate. The timing of expenditures depends on a number of factors that vary by site. ATI expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
At December 31, 2020, we had recognized asset retirement obligations (AROs) of $24 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
Labor Matters
We currently are involved in negotiation on our next significant collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW), which expires February 28, 2021 involving approximately 1,100 USW-represented active full-time employees located primarily within the AA&S segment operations.
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
At December 31, 2020, our U.S. qualified defined benefit pension plans were approximately 76% funded in accordance with generally accepted accounting principles, and were remeasured at that date using a 2.60% discount rate to measure the projected benefit obligation. For ERISA funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using an IRS-determined segmented yield curve, which currently results in a higher discount rate than the discount rate methodology required by accounting standards. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Based upon current regulations and actuarial studies, we currently expect to make approximately $87 million in cash contributions to the U.S. qualified defined benefit pension plans in 2021, and we expect to have average annual funding requirements of approximately $50 million to these pension plans for the next few years thereafter, using a 6.78% weighted average expected rate of return on pension plan assets. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets and the discount rates used to measure pension liabilities. Pension trust asset performance for both our accounting and ERISA funding calculations is determined using the market value of plan assets at the end of each year.
We have certain collective bargaining agreements that include participation in a multiemployer pension plan. Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. A subsidiary of the Company participates in the Steelworkers Western Independent Shops Pension Plan (WISPP) for union-represented employees of our primary titanium operations in Albany, OR, which is funded on an hours-worked basis. As of December 31, 2020, manufacturing operations at this facility are indefinitely idled, and a limited number of employees that participate in the WISPP remain active in maintenance and other functions. It is reasonably possible that a significant reduction or the elimination of hours-worked contributions due to changes in operating rates at this facility could result in a withdrawal liability assessment in a future period. As of the WISPP fiscal plan year ended September 30, 2018, which is the most recent information available from the Plan Administrator, our subsidiary’s liability for a complete withdrawal was estimated by the Plan Administrator to be approximately $38 million on an undiscounted basis. If the withdrawal liability was incurred, we estimate that payments of this obligation would be required on a straight-line basis over a 20-year period.

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
Inventories
At December 31, 2020, we had net inventory of $997.1 million. Inventories are stated at the lower of cost (LIFO, FIFO and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
The prices for many of the raw materials we use have been volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the years ended December 31, 2020 and 2019, the LIFO inventory valuation method resulted in cost of sales that were $10.5 million and $25.5 million, respectively, lower than would have been recognized under the FIFO methodology to value our inventory. Our NRV reserves were $44.1 million and $33.6 million at December 31, 2020 and 2019, respectively.

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
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Fiscal year ended December 31,
	2020	2019	2018
LIFO benefit (charge)	$10.5	$25.5	$(28.6)
NRV benefit (charge)	(10.5)	(25.6)	27.9
Net cost of sales impact	$—	$(0.1)	$(0.7)
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
On December 2, 2020, we announced a strategic repositioning of our FRP business within the AA&S segment, with a focus of increasing emphasis on the specialty rolled products portion of its product portfolio, which comprise titanium-based alloys including aerospace-grade titanium plate products, nickel-based alloys, and stainless products with more differentiated characteristics for specialty applications, including thin-gauge PRS. As part of this strategic realignment, we intend to cease production of standard stainless sheet products over approximately a one-year period, significantly reducing the operating levels of the Brackenridge, PA operations, including the HRPF, and close various downstream finishing operations that are part of the standard stainless sheet flow path. The December 2, 2020 decision to exit production of standard stainless products represented a significant indicator of impairment in the carrying value of certain long-lived assets. Based on projected cash flows of the Brackenridge, PA operations, including the HRPF, we completed a fair value analysis as of the beginning of the fourth quarter of 2020 and recognized a $1,032.6 million impairment charge for this facility based on an estimated fair value of $354 million. This long-lived asset impairment charge was determined using a held in use framework and an income approach, which represents Level 3 unobservable information in the fair value hierarchy. This impairment assessment and valuation method require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants we have identified. For example, the weighted average cost of capital used in our discounted cash flow assessment was 9.3% and the long-term growth rate was 2%. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. Other long-lived asset impairment charges of $8.9 million were also recognized for various AA&S segment operations identified for closure as part of the standard stainless sheet exit decision.
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At December 31, 2020, the Company had $240.7 million of goodwill on its consolidated balance sheet, all of which relates to the HPMC segment. Goodwill decreased $285.1 million in 2020 due to a $287.0 million interim impairment charge in the HPMC segment, partially offset by a $1.9 million increase from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.
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
For our annual goodwill impairment evaluation performed in the fourth quarter of 2020, quantitative goodwill assessments were performed for the two HPMC reporting units with goodwill. Fair values were determined by using a quantitative assessment that may include discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any, which represents Level 3 unobservable information in the fair value hierarchy. These impairment assessments and valuation methods require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants we have identified. For example, our weighted average cost of capital used in our discounted cash flow assessments was 11.7% and long-term growth rates ranged from 3% to 3.5%. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
The $240.7 million of goodwill remaining as of December 31, 2020 on our consolidated balance sheet is comprised of $173.4 million at the Forged Products reporting unit and $67.3 million at the Specialty Materials reporting unit. For our annual goodwill impairment evaluation performed in the fourth quarter of 2020, the Specialty Materials reporting unit had a fair value that was significantly in excess of carrying value. The Forged Products reporting unit had a fair value that exceeded carrying value by approximately 2%, representing a slight increase in fair value subsequent to the interim goodwill impairment charge recorded for this reporting unit in the second quarter of 2020 as discussed above. As a result, no impairments were determined to exist from the annual goodwill impairment evaluation for the years ended December 31, 2020, 2019 and 2018. In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. In addition, no indicators of impairment were observed in 2020 associated with any of our long-lived assets in the HPMC segment
As part of the divestiture of the titanium investment castings business, which was completed early in the third quarter 2019, ATI retained a small post-casting machining operation in Salem, OR. We recognized a $10.2 million impairment charge in 2019 on the carrying value of long-lived assets of the retained Salem operation ($4.5 million for property, plant and equipment, $1.4 million for operating lease right of use assets, $1.0 million for finance lease right of use assets, and $3.3 million of finite-lived intangible assets). This long-lived asset impairment charge was based on an analysis of the estimated fair values, including asset appraisals using market approaches, which represent Level 3 unobservable information in the fair value hierarchy. This impairment charge is categorized as part of the net gain on sale of the titanium investment castings business.
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
Results in 2020, 2019 and 2018 include impacts from income taxes that differ from applicable standard tax rates, primarily related to income tax valuation allowances. In 2020, ATI’s U.S. operations returned to a three-year cumulative loss position, limiting our ability to utilize future projections as sources of income when analyzing the need for a valuation allowance. The consolidated income tax provision of $77.7 million for fiscal year 2020 primarily relates to increases to deferred tax asset valuation allowances based on an analysis of the expected realization of deferred tax assets and liabilities within applicable expiration periods.
At December 31, 2019, our U.S. results had switched from a three-year cumulative loss position to a three-year cumulative income position, allowing ATI to utilize forecasts of future profits as a source of income when evaluating the overall need for a valuation allowance. We determined that valuation allowances on net deferred tax asset balances for federal and certain state jurisdictions are no longer required. Certain individual tax attributes still require a valuation allowance based on expected utilization. At December 31, 2019, our deferred tax asset valuation allowance was $94.5 million. The change in the overall valuation allowance for 2019 includes amounts utilized during the year as part of the reported effective tax rate, as well as a $45.1 million reduction at December 31, 2019 based on a change in judgment on the realizability of deferred tax assets.
In 2018, we reported income before tax of $247.7 million, of which $190.8 million was attributable to the U.S. The overall income, along with the Global Intangible Low-Taxed Income inclusion for the year, resulted in ATI utilizing NOL deferred tax assets in 2018, which resulted in a U.S. valuation allowance release of $46.3 million for 2018. At December 31, 2018, we continued to maintain a valuation allowance on the net deferred tax assets for U.S. federal and state income tax purposes, with the exception of the indefinite lived deferred tax liability related to goodwill and the withholding tax liability associated with its permanent reinvestment assertion, as well as valuation allowances for certain foreign operations.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which includes certain income tax changes, in response to the COVID-19 pandemic. We have determined that the CARES Act changes do not result in a material income tax expense or benefit to ATI. We are currently assessing payroll tax refund opportunities related to the employee retention credit under the CARES Act.
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
Under U.S. generally accepted accounting principles, amounts recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income or expense in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our weighted average expected long-term return on pension plan investments was 7.16% in 2020, and the weighted average expected long-term rate of return on pension plan investments for 2021 will be 6.78%. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. The actual returns on pension plan assets for the last five years have been 15.2% for 2020, 15.1% for 2019, (4.8)% for 2018, 16.9% for 2017, and 5.3% for 2016. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% would result in additional pre-tax annual income, or expense, of approximately $5 million. The cumulative difference between the expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the U.S. Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of our fiscal year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment, we established a discount rate of 2.60% for valuing the pension liabilities as of December 31, 2020, and for determining the pension expense for 2021. We had previously assumed a discount rate of 3.40% at the end of 2019 and 4.40% at the end of 2018. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate, by approximately $155 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate, by less than $1 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
As discussed above, gains and losses due to differences between actual and expected results for investment returns on plan assets, changes in the discount rate used to value benefit obligations, and other changes in estimates such as participant life expectancy are deferred and recognized in the consolidated statement of operations over future periods. However, for balance sheet presentation, these gains and losses are included in the determination of benefit obligations, net of plan assets, included on the year-end consolidated balance sheet. At December 31, 2020, the Company had approximately $1.6 billion of pre-tax net actuarial losses on its pension obligations, primarily related to an extended decline over the last several years in the discount rate used to value the pension obligations. These actuarial losses have been recognized on the consolidated balance sheet through a reduction in stockholders’ equity, and are being recognized in the consolidated statement of operations through expense amortizations over future years. Due to all of ATI’s defined benefit plans being closed to new entrants, and in most cases frozen for future benefit accruals, the amortization period for accumulated other comprehensive loss recognition for all of these plans is average remaining life expectancy, which is approximately 18 years on a weighted average basis.
With respect to our postretirement plans, under most of the plans, our contributions towards retiree medical premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each fiscal year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2020, we determined the rate to be 2.45%, compared to a 3.25% discount rate in 2019, and a 4.35% discount rate in 2018. The estimated effect of changing the discount rate by 0.50% would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate, by approximately $17 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate, by less than $1 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 5.6% in 2021 and is assumed to gradually decrease to 4.5% in the year 2038 and remain level thereafter. Assumed health care cost trend rates can have a significant effect on the benefit obligation for health care plans, however, the Company’s contributions for most of its retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.
New Accounting Pronouncements Adopted
In March 2020, the Financial Accounting Standards Board (FASB) issued new optional accounting guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The new accounting guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new accounting guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments generally do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. Management is continuing to evaluate the issue, and presently does not expect a transition away from LIBOR, primarily involving ATI’s domestic credit facility and an interest rate swap contract, to have any significant financial impact to ATI.
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
The Company adopted this new accounting guidance related to accounting for convertible instruments effective January 1, 2021 using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. This new guidance is applicable to the 2025 Convertible Notes that were issued in June 2020, for which the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. Upon adoption on January 1, 2021, long-term debt increased by $45.4 million and stockholders’ equity decreased by the same amount, representing the net impact of two adjustments: (1) the $49.8 million value of the embedded conversion, which is net of allocated offering costs, previously classified in additional paid-in-capital in stockholders’ equity, and (2) a $4.4 million increase to retained earnings for the cumulative effect of adoption primarily related to the non-cash interest expense recorded in fiscal year 2020 for the amortization of the portion of the 2025 Convertible Notes allocated to stockholders’ equity. Prospectively, the reported interest expense for the 2025 Convertible Notes will no longer include the non-cash interest expense of the equity component as required under prior accounting standards and will be closer to the 3.5% cash coupon rate. There will be no impact to the Company’s earnings per share calculation as it previously applied the if-converted method to the 2025 Convertible Notes given ATI’s flexibility to settle conversions of the 2025 Convertible Notes in cash, shares of ATI’s common stock or a combination thereof, at ATI’s election.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which, as amended and extended to June 2024, converts a portion of the Term Loan to a 4.21% fixed rate. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to amendment, will be amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At December 31, 2020, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $3.5 million, comprised of $1.0 million in other current liabilities and $2.5 million in other long-term liabilities on the balance sheet.
Volatility of Energy Prices. Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 5 to 7 million MMBtu’s of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $5 to $7 million. We use several approaches to minimize any material adverse effect on our financial condition or results of operations from volatile energy prices. These approaches include incorporating an energy surcharge on many of our products and using financial derivatives to reduce exposure to energy price volatility.
At December 31, 2020, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. At December 31, 2020, we hedged approximately 70% of our annual forecasted domestic requirements for natural gas for 2021 and approximately 25% for 2022. There was no gain or loss from the net mark-to-market valuation of the outstanding natural gas hedges at December 31, 2020, with $0.2 million in prepaid expenses and other current assets, $0.2 million in other assets, $0.3 million in other current liabilities and $0.1 million in other long-term liabilities on the balance sheet. For the year ended December 31, 2020, the effects of natural gas hedging activity increased cost of sales by $3.7 million.

Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2020 we used approximately 50 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $50 million. In addition, in 2020 we also used approximately 300 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $3.0 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of December 31, 2020, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders, for an aggregate amount of approximately 3 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 5% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At December 31, 2020, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $4.3 million, comprised of $3.7 million in prepaid expenses and other current assets, $0.7 million in other assets, and $0.1 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 31, 2020, we had no significant outstanding foreign currency forward contracts.
.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Allegheny Technologies Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and statements of changes in consolidated equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Valuation of goodwill
Description of the Matter
At December 31, 2020, the Company had $240.7 million of goodwill. As discussed in Note 1 to the consolidated financial statements, goodwill is tested annually for impairment, or more frequently if impairment indicators arise. The assessment of goodwill for impairment requires a comparison of the estimated fair value of each reporting unit that has goodwill associated with its operations to its carrying value, including goodwill. If the Company’s carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value over the calculated fair value. As discussed further in Note 4, as a result of the second quarter 2020 interim goodwill impairment evaluation, the Company determined that the fair value of the Forged Products reporting unit was below carrying value. Consequently, during the second quarter of 2020, the Company recorded a $287.0 million impairment charge for the partial impairment of the Forged Products reporting unit goodwill.

Auditing the Company’s interim, and subsequently, annual goodwill impairment analyses was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as future operating results, cash flows and the weighted average cost of capital. These significant assumptions are forward looking and could be materially affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process, including controls over management’s review of the significant assumptions described above.

Our audit procedures to test the estimated fair value of the Company’s reporting units included, among others, evaluating management’s significant assumptions described above and used within the fair value method, and testing the completeness and accuracy of the underlying data. We engaged our valuation specialists to assist in assessing fair valuation methodologies utilized in the Company’s goodwill impairment analyses. For the goodwill impairment analyses performed by the Company, we evaluated the reasonableness of management’s significant assumptions by analyzing the general economic environment and the economic environment of the Company’s industry. We compared certain significant assumptions to existing market information and, where relevant, to the plans of the Company, including management’s expectations with regard to the Company’s business model, customer base, product mix and other relevant factors. We assessed the historical accuracy of management’s projected cash flows, where applicable, and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating the discount rates, which included comparison of the selected discount rates to the Company’s weighted average cost of capital and the risk associated with projected cash flows. With respect to the second quarter 2020 interim goodwill impairment evaluation, we also validated interim impairment indicator triggers and assessed the arithmetic accuracy of the impairment charge discussed above. Furthermore, we tested management’s annual reconciliation of the fair value of the reporting units to the market capitalization of the Company. In addition, we assessed the adequacy of the disclosures in the consolidated financial statements.

Long-lived assets and asset impairment valuation
Description of the Matter
During the fourth quarter of 2020, the Company made the strategic decision to exit the stainless sheet market to focus on higher performing specialty products. As further described in footnote 3, as a result this strategic decision, the Company determined that the fair value of a certain long-lived asset group contained within its Advanced Alloys & Solutions (AA&S) business segment was below carrying value. Consequently, the Company recorded a long-lived asset impairment charge of $1.03 billion.

Auditing the Company's long-lived asset impairment analysis was complex and highly judgmental due to the significant estimation required to determine the fair value of the long-lived asset group. In particular, the fair value estimate was sensitive to significant assumptions, such as future operating results and the weighted average cost of capital. These significant assumptions are forward looking and could be materially affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's long-lived asset impairment evaluation process, including controls over management's review of the significant assumptions described above.

Our audit procedures to evaluate the measurement of the Company’s long-lived asset impairment loss included, among others, evaluating the reasonableness of management’s significant assumptions described above and used within the fair value method, and testing the completeness and accuracy of the underlying data. We engaged our valuation specialists to assist in assessing the fair valuation methodology utilized in the Company’s impairment analysis. For the long-lived asset impairment analysis performed by the Company we evaluated the reasonableness of management’s significant assumptions by analyzing the impact of the strategic decision to exit commodity stainless products on the Company’s projected financial results. For example, we evaluated the projected financial information used within the Company’s discounted cash flow valuation analysis, which included assessing the reasonableness of the projected EBITDA margins based on the Company’s capital deployment plans for utilizing the remaining assets as well as specific cost saving measures. We additionally performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the long-lived asset group that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating the discount rate, which included comparison of the selected discount rates to the Company’s weighted average cost of capital and the risk associated with projected cash flows. In addition, we evaluated the Company’s disclosures related to the matters described above.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
Pittsburgh, Pennsylvania
February 26, 2021

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

For the Years Ended December 31,	2020	2019	2018
Sales	$2,982.1	$4,122.5	$4,046.6

Cost of sales	2,689.3	3,484.7	3,416.3
Gross profit	292.8	637.8	630.3
Selling and administrative expenses	201.0	267.2	268.2
Impairment of goodwill	287.0	—	—
Restructuring charges	1,107.5	4.5	—
Operating income (loss)	(1,302.7)	366.1	362.1
Nonoperating retirement benefit expense	(62.1)	(73.6)	(33.9)
Interest expense, net	(94.4)	(99.0)	(101.0)
Debt extinguishment charge	(21.5)	(21.6)	—
Other income (loss), net	(1.2)	69.7	20.5
Income (loss) before income taxes	(1,481.9)	241.6	247.7
Income tax provision (benefit)	77.7	(28.5)	11.0
Net income (loss)	(1,559.6)	270.1	236.7
Less: Net income attributable to noncontrolling interests	13.0	12.5	14.3
Net income (loss) attributable to ATI	$(1,572.6)	$257.6	$222.4

Basic net income (loss) attributable to ATI per common share	$(12.43)	$2.05	$1.78

Diluted net income (loss) attributable to ATI per common share	$(12.43)	$1.85	$1.61
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

For the Years Ended December 31,	2020	2019	2018
Net income (loss)	$(1,559.6)	$270.1	$236.7
Currency translation adjustment
Unrealized net change arising during the period	32.5	(4.0)	(26.6)
Derivatives
Net derivatives gain (loss) on hedge transactions	(2.8)	9.7	(6.4)
Reclassification to net income (loss) of net realized (gain) loss	6.0	(4.1)	(11.7)
Income taxes on derivative transactions	—	(4.7)	—
Total	3.2	10.3	(18.1)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	85.3	87.2	76.5
Net loss arising during the period	(128.4)	(180.5)	(141.4)
Prior service cost
Amortization to net income (loss) of net prior service credits	(3.1)	(2.6)	(2.6)
Income taxes on postretirement benefit plans	—	(20.4)	—
Total	(46.2)	(75.5)	(67.5)
Other comprehensive loss, net of tax	(10.5)	(69.2)	(112.2)
Comprehensive income (loss)	(1,570.1)	200.9	124.5
Less: Comprehensive income attributable to noncontrolling interests	24.4	11.2	8.1
Comprehensive income (loss) attributable to ATI	$(1,594.5)	$189.7	$116.4
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$645.9	$490.8
Accounts receivable, net	345.8	554.1
Shot-term contract assets	38.9	38.5
Inventories, net	997.1	1,155.3
Prepaid expenses and other current assets	38.3	64.3
Total Current Assets	2,066.0	2,303.0
Property, plant and equipment, net	1,469.2	2,450.1
Goodwill	240.7	525.8
Other assets	259.0	355.7
Total Assets	$4,034.9	$5,634.6
Liabilities and Stockholders’ Equity
Accounts payable	$290.6	$521.2
Short-term contract liabilities	111.8	78.7
Short-term debt and current portion of long-term debt	17.8	11.5
Other current liabilities	233.1	237.8
Total Current Liabilities	653.3	849.2
Long-term debt	1,550.0	1,387.4
Accrued postretirement benefits	326.7	312.5
Pension liabilities	673.6	731.5
Other long-term liabilities	189.9	160.8
Total Liabilities	3,393.5	3,441.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued- 126,820,440 shares at December 31, 2020 and 126,695,171 shares at December 31, 2019; outstanding-126,817,768 shares at December 31, 2020 and 126,085,348 shares at December 31, 2019	12.7	12.7
Additional paid-in capital	1,625.5	1,618.0
Retained earnings	106.5	1,679.3
Treasury stock: 2,672 shares at December 31, 2020 and 609,823 shares at December 31, 2019	—	(18.2)
Accumulated other comprehensive loss, net of tax	(1,223.6)	(1,201.7)
Total ATI Stockholders’ Equity	521.1	2,090.1
Noncontrolling Interests	120.3	103.1
Total Stockholders’ Equity	641.4	2,193.2
Total Liabilities and Stockholders’ Equity	$4,034.9	$5,634.6
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

For the Years Ended December 31,	2020	2019	2018
Operating Activities:
Net income (loss)	$(1,559.6)	$270.1	$236.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	143.3	151.1	156.4
Deferred taxes	69.9	(40.9)	2.1
Gain on joint venture deconsolidation	—	—	(15.9)
Impairment of goodwill	287.0	—	—
Debt extinguishment charge	21.5	21.6	—
Gain from disposal of property, plant and equipment, net	(2.9)	(90.6)	(1.2)
Net loss from sales of businesses	—	1.8	—
Non-cash restructuring charges	1,041.5	—	—
Non-cash joint venture impairment charge	—	11.4	—
Change in operating assets and liabilities:
Retirement benefits	(91.9)	(103.3)	(32.6)
Accounts receivable	208.4	(52.1)	16.0
Inventories	158.2	25.4	(108.5)
Accounts payable	(230.5)	30.1	153.7
Accrued income taxes	2.4	4.9	1.4
Accrued liabilities and other	119.6	0.6	(15.3)
Cash provided by operating activities	166.9	230.1	392.8
Investing Activities:
Purchases of property, plant and equipment	(136.5)	(168.2)	(139.2)
Proceeds from disposal of property, plant and equipment	5.9	92.0	2.8
Purchases of businesses	—	—	(10.0)
Proceeds from sales of businesses, net of transaction costs	—	158.1	—
Other	1.9	(0.2)	1.3
Cash provided by (used in) investing activities	(128.7)	81.7	(145.1)
Financing Activities:
Borrowings on long-term debt	391.4	350.0	7.1
Payments on long-term debt and finance leases	(212.1)	(507.6)	(6.4)
Net borrowings (payments) under credit facilities	0.2	4.9	(5.9)
Purchase of convertible note capped call	(19.4)	—	—
Debt issuance costs	(9.1)	(5.5)	—
Debt extinguishment charge	(19.1)	(20.9)	—
Dividends paid to noncontrolling interests	(7.2)	(14.0)	(10.0)
Sale to noncontrolling interest	—	—	14.4
Shares repurchased for income tax withholding on share-based compensation	(7.8)	(9.9)	(6.5)
Cash (used in) provided by financing activities	116.9	(203.0)	(7.3)
Increase in cash and cash equivalents	155.1	108.8	240.4
Cash and cash equivalents at beginning of year	490.8	382.0	141.6
Cash and cash equivalents at end of year	$645.9	$490.8	$382.0
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in consolidated balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity

	ATI Stockholders
(In millions, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2017	$12.7	$1,596.3	$1,184.3	$(26.1)	$(1,027.8)	$105.1	$1,844.5
Net income	—	—	222.4	—	—	14.3	236.7
Other comprehensive loss	—	—	—	—	(106.0)	(6.2)	(112.2)
Cumulative effect of adoption of new accounting standard	—	—	15.5	—	—	—	15.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(10.0)	(10.0)
Sale of subsidiary shares to noncontrolling interest	—	—	—	—	—	2.7	2.7
Employee stock plans	—	19.1	(0.2)	(4.5)	—	—	14.4
Balance, December 31, 2018	$12.7	$1,615.4	$1,422.0	$(30.6)	$(1,133.8)	$105.9	$1,991.6
Net income	—	—	257.6	—	—	12.5	270.1
Other comprehensive loss	—	—	—	—	(67.9)	(1.3)	(69.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	(14.0)	(14.0)
Employee stock plans	—	2.6	(0.3)	12.4	—	—	14.7
Balance, December 31, 2019	$12.7	$1,618.0	$1,679.3	$(18.2)	$(1,201.7)	$103.1	$2,193.2
Net income (loss)	—	—	(1,572.6)	—	—	13.0	(1,559.6)
Other comprehensive income (loss)	—	—	—	—	(21.9)	11.4	(10.5)
Equity component of convertible note	—	49.8	—	—	—	—	49.8
Convertible note capped call	—	(19.4)	—	—	—	—	(19.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	(7.2)	(7.2)
Employee stock plans	—	(22.9)	(0.2)	18.2	—	—	(4.9)
Balance, December 31, 2020	$12.7	$1,625.5	$106.5	$—	$(1,223.6)	$120.3	$641.4
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Reporting
The consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries. The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statement of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting, whereby ATI’s carrying value of the equity method investment on the statement of financial position is the capital investment and any undistributed profit or loss, and is classified in Other (noncurrent) assets. The profit or loss attributable to ATI from equity method investments is included in the consolidated statements of operations as a component of Other (non-operating) income (expense). See Note 9 for further explanation of the Company’s joint ventures. Intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, “Allegheny Technologies,” “ATI” and the “Company” refer to Allegheny Technologies Incorporated and its subsidiaries.
Effective January 1, 2020, the Company began operating under two revised business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). HPMC is now comprised of the Specialty Materials and Forged Products businesses, as well as the ATI Europe distribution operations. The new AA&S segment combines the Specialty Alloys & Components (SAC) business, including the primary titanium operations in Richland, WA and Albany, OR, with ATI’s former Flat Rolled Products (FRP) business segment, which included the FRP business, consisting of the Specialty Rolled Products and Standard Stainless Sheet Products product lines, and the 60%-owned Shanghai STAL Precision Stainless Steel Company Limited (STAL), as well as the Uniti LLC (Uniti) and Allegheny & Tsingshan Stainless (A&T Stainless) 50%-owned joint ventures that are reported in AA&S segment results under the equity method of accounting. See Note 2, Business Segments, for further information. Financial results of aerospace-grade titanium plate products also transferred from HPMC to AA&S effective January 1, 2020.
Risks and Uncertainties and Use of Estimates
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable. Certain prior year amounts have been reclassified in order to conform with the 2020 presentation.
The Company markets its products to a diverse customer base, principally throughout the United States. No single customer accounted for more than 10% of sales for any year presented. The major end markets for the ATI’s products are customers in the aerospace & defense, energy, automotive, construction and mining, food equipment and appliances, and medical markets.
At December 31, 2020, ATI has approximately 6,500 active employees, of which approximately 20% are located outside the United States. Approximately 40% of ATI’s workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW). The Company’s CBA with the USW involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations expired on February 29, 2020. On March 25, 2020, the Company announced an agreement with the USW that extended the terms of the expired CBAs for one year, to February 28, 2021.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments that are readily convertible to cash with original maturities of three months or less.

Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $4.3 million and $4.6 million at December 31, 2020 and 2019, respectively. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. The Company adopted new accounting guidance in fiscal year 2020 which requires accounts receivable reserves to be determined based on expected credit losses rather than incurred losses, as further discussed below in the section on New Accounting Pronouncements Adopted. Prior to the adoption of this new accounting guidance, account receivable reserves were determined based upon an aging of accounts and a review for collectability of specific accounts. Amounts are written-off against the reserve in the period it is determined that the receivable is uncollectible.
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
Long-Lived Assets
Property, plant and equipment are recorded at cost, including capitalized interest, and include long-lived assets acquired under finance leases. Depreciation is primarily recorded using the straight-line method. Prior to December 2020, property, plant and equipment associated with the Hot-Rolling and Processing Facility (HRPF) in the AA&S segment was being depreciated utilizing the units of production method of depreciation, which the Company believed provided a better matching of costs and revenues. However, based on changed business conditions resulting from the decision to exit production of standard stainless sheet products and the recognition of an impairment charge on the property, plant and equipment associated with the HRPF in December 2020 (see Note 3 for further discussion), depreciation of the remaining carrying value of the HRPF now uses the straight-line method. The Company periodically reviews estimates of useful life and production capacity assigned to new and in service assets. Significant enhancements, including major maintenance activities that extend the lives of property and equipment, are capitalized. Costs related to repairs and maintenance are charged to expense in the period incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.
The Company monitors the recoverability of the carrying value of its long-lived assets. An impairment charge is recognized when an indicator of impairment occurs and the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value and the asset’s carrying value exceeds its fair value. If an impairment loss is recognized, the adjusted carrying value of the long-lived asset is its new cost basis and this new cost basis is depreciated over the remaining useful life of the asset. Assets to be disposed of by sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.
Leases
The following is the Company’s accounting policy as it relates to Accounting Standards Codification Topic 842 (ASC 842), Leases. This guidance requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right of use (ROU) asset and a lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease, including any optional renewal periods determined to be reasonably certain to be exercised, using the discount rate determined at lease commencement. This discount rate is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate (IBR) for the expected lease term is used. The Company’s IBRs approximate the rate the Company would have to pay to borrow on a collateralized basis over a similar term at lease inception. The ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial direct costs incurred by the lessee, less any unamortized lease incentives received.

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
There are two types of leases: operating leases and finance leases. Lease classification is determined at lease commencement. The criteria used for a lease to be classified as a finance lease is generally consistent with the criteria under the previous lease accounting guidance, ASC 840, for capital leases. All other leases not meeting the finance lease criteria are classified as operating leases. Operating lease expense is recognized on a straight-line basis on the consolidated statement of operations. Finance leases have front-loaded expense recognition which is reported as amortization expense and interest expense on the consolidated statement of operations. ROU assets for operating leases are classified in other long-term assets, and ROU assets for finance leases are classified in property, plant and equipment on the consolidated balance sheet. For operating leases, short-term lease liabilities are classified in other current liabilities, and long-term lease liabilities are classified in other long-term liabilities on the consolidated balance sheet. For finance leases, short-term lease liabilities are classified in short-term debt, and long-term lease liabilities are classified in long-term debt on the consolidated balance sheet. On the cash flow statement, payments for operating leases are classified as operating activities. Payments for finance leases are classified as a financing activity, with the exception of the interest component of the payment which is classified as an operating activity.
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
The following is the Company’s accounting policy as it relates to the five-step analysis for revenue recognition:
1.Identify the contract: The Company has determined that the contract with the customer is established when the customer purchase order is accepted or acknowledged. Long-term agreements (LTAs), which typically extend multiple years, are used by the Company and certain of its customers for its specialty materials, in the form of mill products, powders, parts and components, to reduce their supply uncertainty. While these LTAs generally define commercial terms including pricing, termination clauses and other contractual requirements, they do not represent the contract with the customer.
2.Identify the performance obligation in the contract: When the Company accepts or acknowledges the customer purchase order, the type of good or service is defined on a line by line basis. Individual performance obligations are established by virtue of the individual line items identified on the sales order acknowledgment at the time of issuance. Generally, the Company’s revenue relates to the sale of goods and contains a single performance obligation for each distinct good. Conversion services that transform customer-owned inventory to a different dimension, product form, and/or changed mechanical properties are classified as “goods”.
3.Determine the transaction price: Pricing is also defined on a sales order acknowledgment on a line item basis and includes an estimate of variable consideration when required by the terms of the individual customer contract. Variable consideration is when the selling price of the good is not known or is subject to adjustment under certain conditions. Types of variable consideration may include volume discounts, customer rebates and surcharges. ATI also provides assurances that goods or services will meet the product specifications contained within the acknowledged customer contract. As such, returns and refunds reserves are estimated based upon past product line history or, at certain locations, on a claim by claim basis.
4.Allocate the transaction price to the performance obligation: Since a customer contract generally contains only one performance obligation, this step of the analysis is generally not applicable to the Company.
5.Recognize revenue when or as the performance obligation is satisfied: Performance obligations generally occur at a point in time and are satisfied when control passes to the customer. For most transactions, control passes at the time of shipment in accordance with agreed upon delivery terms. On occasion, shipping and handling charges occur after the customer obtains control of the good. When this occurs, the shipping and handling services are considered activities to fulfill the promise to transfer the good.
Certain customer agreements involving production of parts and components require revenue to be recognized over time due to there being no alternative use for the product without significant economic loss and an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. The Company uses an input method for determining the amount of revenue, and associated standard cost, to recognize over-time revenue, cost and gross margin for these customer agreements. The input methods used for these agreements include costs incurred and labor hours expended, both of which give an accurate representation of the progress made toward complete satisfaction of that particular performance obligation.

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
Research and Development
Our research, development and technical service activities are closely interrelated and are directed toward development of new products, improvement of existing products, cost reduction, process improvement and control, quality assurance and control, development of new manufacturing methods, and improvement of existing manufacturing methods. Research and development costs are expensed as incurred. Company funded research and development costs were $14.1 million in 2020, $17.8 million in 2019, and $22.7 million in 2018. Customer funded research and development costs were $0.7 million in 2020, $2.4 million in 2019, and $2.2 million in 2018.
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
New Accounting Pronouncements Adopted
In March 2020, the Financial Accounting Standards Board (FASB) issued new optional accounting guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The new accounting guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new accounting guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments generally do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. Management is continuing to evaluate the issue, and presently does not expect a transition away from LIBOR, primarily involving ATI’s domestic credit facility and an interest rate swap contract, to have any significant financial impact to ATI.
In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. The areas for simplification in the guidance involve the removal of certain exceptions to the general principles in the current guidance, including intraperiod allocation and the calculation of income taxes in an interim period when a year to date loss exceeds the anticipated loss for the year. The new guidance also simplifies the accounting for income taxes in the area of franchise taxes. This new guidance is effective for the Company in fiscal year 2021, with early adoption permitted. This guidance was early adopted by the Company in fiscal year 2020 without significant impact to the consolidated financial statements.
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

The Company adopted this new accounting guidance related to accounting for convertible instruments effective January 1, 2021 using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. This new guidance is applicable to the Company’s 3.5% Convertible Senior Notes due 2025 (the 2025 Convertible Notes) that were issued in June 2020, for which the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. Upon adoption on January 1, 2021, long-term debt increased by $45.4 million and stockholders’ equity decreased by the same amount, representing the net impact of two adjustments: (1) the $49.8 million value of the embedded conversion, which is net of allocated offering costs, previously classified in additional paid-in-capital in stockholders’ equity, and (2) a $4.4 million increase to retained earnings for the cumulative effect of adoption primarily related to the non-cash interest expense recorded in fiscal year 2020 for the amortization of the portion of the 2025 Convertible Notes allocated to stockholders’ equity. Prospectively, the reported interest expense for the 2025 Convertible Notes will no longer include the non-cash interest expense of the equity component as required under prior accounting standards and will be closer to the 3.5% cash coupon rate. There will be no impact to the Company’s earnings per share calculation as it previously applied the if-converted method to the 2025 Convertible Notes given ATI’s flexibility to settle conversions of the 2025 Convertible Notes in cash, shares of ATI’s common stock or a combination thereof, at ATI’s election.
Note 2. Business Segments
Effective January 1, 2020, the Company began operating under two revised business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). All segment reporting information for 2020 and prior periods below reflect these two revised business segments.
HPMC is comprised of the Specialty Materials and Forged Products businesses, as well as the ATI Europe distribution operations. The revised HPMC segment intensifies its primary focus on maximizing aero-engine materials and components growth, with approximately 80% of its revenue derived from the aerospace & defense markets and nearly half of its revenue from products for commercial jet engines. Other major HPMC end markets include medical and energy. HPMC produces a wide range of high performance materials, and components, and advanced metallic powder alloys made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. Capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used for next-generation jet engine forgings and 3D-printed aerospace products.
The new AA&S segment combines the Specialty Alloys & Components business, including the primary titanium operations in Richland, WA and Albany, OR, with ATI’s former Flat Rolled Products (FRP) business segment, which included the FRP business, consisting of the Specialty Rolled Products and Standard Stainless Sheet Products product lines, the 60%-owned STAL joint venture, and the Uniti and A&T Stainless 50%-owned joint ventures that are reported in AA&S segment results under the equity method of accounting. See Note 9 for further information on the Company’s joint ventures. AA&S is focused on delivering high-value flat products primarily to the energy, aerospace, and defense end-markets, which comprise approximately 50% of its revenue. AA&S was created to align melting technologies with hot-rolling capabilities to produce products with faster flow times and lower costs. Financial results of aerospace-grade titanium plate products also transferred from HPMC to AA&S effective January 1, 2020. Other important end markets for AA&S include automotive and electronics. AA&S produces nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, and stainless products in a variety of forms including plate, sheet, and strip products. On December 2, 2020, the Company announced a strategic repositioning of its FRP business, which includes exiting standard stainless sheet products, streamlining the production footprint of the AA&S segment and making certain capital investments to increase its focus on higher-margin products and its aerospace & defense end markets. See Note 3 for further discussion of this strategic realignment and its associated asset impairment, restructuring and other charges recorded in the fourth quarter of 2020.
In the fourth quarter 2020, the Company changed its’ segment performance measure from segment operating profit to segment EBITDA, based on internal reporting changes. Prior period results are presented using the new performance measure. The measure of segment EBITDA excludes all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other expenses, charges for goodwill and asset impairments, restructuring and other charges, debt extinguishment charges and non-operating gains or losses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level.
Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

(In millions)	2020	2019	2018
Total sales:
High Performance Materials & Components	$1,235.4	$2,054.2	$2,039.2
Advanced Alloys & Solutions	1,947.5	2,392.2	2,302.4
Total sales	3,182.9	4,446.4	4,341.6
Intersegment sales:
High Performance Materials & Components	70.8	75.7	76.1
Advanced Alloys & Solutions	130.0	248.2	218.9
Total intersegment sales	200.8	323.9	295.0
Sales to external customers:
High Performance Materials & Components	1,164.6	1,978.5	1,963.1
Advanced Alloys & Solutions	1,817.5	2,144.0	2,083.5
Total sales to external customers	$2,982.1	$4,122.5	$4,046.6
Total international sales were $1,173.0 million in 2020, $1,667.9 million in 2019, and $1,698.4 million in 2018. Of these amounts, sales by operations in the United States to customers in other countries were $812.3 million in 2020, $1,262.6 million in 2019, and $1,303.8 million in 2018.

(In millions)	2020	2019	2018
EBITDA:
High Performance Materials & Components	$129.6	$356.2	$360.3
Advanced Alloys & Solutions	115.0	172.6	206.4
Total segment EBITDA	244.6	528.8	566.7
LIFO and net realizable value reserves (See Note 6)	—	(0.1)	(0.7)
Corporate expenses	(40.9)	(65.3)	(57.3)
Closed operations and other expenses	(7.4)	(24.0)	(19.5)
Total ATI Adjusted EBITDA	196.3	439.4	489.2

Depreciation & amortization	(143.3)	(151.1)	(156.4)
Interest expense, net	(94.4)	(99.0)	(101.0)
Restructuring and other charges (See Note 3)	(1,132.1)	(4.5)	—
Impairment of goodwill (See Note 4)	(287.0)	—	—
Joint venture restructuring and impairment charge (See Note 9)	(2.4)	(11.4)	—
Gain on joint venture deconsolidation (See Note 9)	—	—	15.9
Debt extinguishment charge (See Note 12)	(21.5)	(21.6)	—
Gain on asset sales, net	2.5	89.8	—
Income (loss) before income taxes	$(1,481.9)	$241.6	$247.7
Corporate expenses were lower in 2020 compared to 2019 and 2018 primarily due to lower incentive compensation expense based on expected performance versus targeted metrics, and lower expenses resulting from cost reduction actions.
Closed operations and other expenses are primarily presented in selling and administrative expenses in the consolidated statements of operations. These items included costs at closed facilities, including legal matters, environmental, real estate and other facility costs, and changes in foreign currency remeasurement impacts primarily related to ATI's European Treasury Center operation. Closed operations and other expenses were lower in 2020 compared to 2019 and 2018, reflecting lower legal and retirement benefit expense of closed operations and a $4.3 million gain from settlements of contract indemnity obligations.
The $2.5 million net gain on asset sales in 2020 consists of a gain on the sale of certain oil and gas rights (see Note 11). The $89.8 million net gain on asset sales in 2019 consists of a $91.7 million gain on the sale of certain oil and gas rights (see Note 11) and a $6.2 million gain on the sale of the Company’s Cast Products business, partially offset by an $8.1 million loss on the sale of two non-core forging facilities, located in Portland, IN and Lebanon, KY. See Note 8 for further explanation regarding the sale of business transactions.

Certain additional information regarding the Company’s business segments is presented below:

(In millions)	2020	2019	2018
Depreciation and amortization:
High Performance Materials & Components	$78.1	$84.6	$90.6
Advanced Alloys & Solutions	62.1	63.5	62.9
Other	3.1	3.0	2.9
Total depreciation and amortization	$143.3	$151.1	$156.4
Capital expenditures:
High Performance Materials & Components	$83.1	$119.9	$71.7
Advanced Alloys & Solutions	45.9	47.4	64.5
Corporate	7.5	0.9	3.0
Total capital expenditures	$136.5	$168.2	$139.2

Identifiable assets:	2020	2019	2018
High Performance Materials & Components	$1,753.9	$2,324.6	$2,400.7
Advanced Alloys & Solutions	1,548.8	2,621.1	2,590.4
Corporate:
Deferred Taxes	5.1	64.5	8.7
Cash and cash equivalents and other	727.1	624.4	502.0
Total assets	$4,034.9	$5,634.6	$5,501.8

($ in millions)	2020	Percent of total	2019	Percent of total	2018	Percent of total
Total assets:
United States	$3,356.8	83%	$4,956.4	88%	$4,859.1	88%
China	325.5	8%	288.1	5%	287.3	5%
United Kingdom	122.4	3%	141.3	3%	136.7	3%
Other	230.2	6%	248.8	4%	218.7	4%
Total Assets	$4,034.9	100%	$5,634.6	100%	$5,501.8	100%
Note 3. Restructuring and other charges
For the year ended December 31, 2020, the Company recorded restructuring and other charges of $1,132.1 million, predominantly related to the Company's December 2020 announcement to cease production of standard stainless sheet products, which are excluded from business segment results. On December 2, 2020, the Company announced a strategic repositioning of its FRP business within the AA&S segment, with a focus of increasing emphasis on the specialty rolled products portion of its product portfolio, which comprise titanium-based alloys including aerospace-grade titanium plate products, nickel-based alloys, and stainless products with more differentiated characteristics for specialty applications, including thin-gauge Precision Rolled Strip® (PRS). As part of this strategic realignment, the Company intends to cease production of standard stainless sheet products over approximately a one-year period, significantly reducing the operating levels of the Brackenridge, PA operations, including the HRPF, and close various downstream finishing operations that are part of the standard stainless sheet flow path.
Restructuring charges recorded on the consolidated statement of operations for the year ended December 31, 2020 were $1,107.5 million, comprised of $1,041.5 million of non-cash asset impairment charges, $60.5 million of employee benefit-related costs, and $5.5 million of other costs related to facility idlings. The December 2, 2020 decision to exit production of standard stainless products represented a significant indicator of impairment in the carrying value of certain long-lived assets. Based on projected cash flows of the Brackenridge, PA operations, including the HRPF, the Company completed a fair value analysis as of the beginning of the fourth quarter of 2020 and recognized a $1,032.6 million impairment charge for this facility based on an estimated fair value of $354 million. This long-lived asset impairment charge was determined using a held in use framework and an income approach, which represents Level 3 unobservable information in the fair value hierarchy. This impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants the Company has identified. For example, the weighted average cost of capital used in the discounted cash flow assessment was 9.3% and the long-term growth rate was 2%. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. Other long-lived asset impairment charges of $8.9 million were also recognized for various AA&S segment operations identified for closure as part of the standard stainless sheet exit decision.
Restructuring charges also include $60.5 million of employee benefit costs, representing severance, supplemental unemployment and medical benefits for the elimination of approximately 1,400 positions related to the standard stainless exit, as well as for employees impacted by the idling of the Albany, OR primary titanium operations in the fourth quarter of 2020, and workforce right-sizing actions, including both involuntary reductions and voluntary retirement incentive programs implemented throughout 2020 to better match the Company’s cost structure to expected demand, primarily as a result of economic challenges created by the COVID-19 pandemic. Other costs of $5.5 million included in 2020 restructuring charges primarily relate to asset retirement and environmental obligations (see Note 10 for further explanation) associated with facility idlings.
Other charges for the year ended December 31, 2020 include:
•$17.4 million of termination benefits for pension and postretirement medical obligations related to facility closures from the standard stainless exit (see Note 16 for further explanation). These costs are classified within nonoperating retirement benefit expense in the consolidated statements of operations.
•$7.2 million of other charges for inventory valuation reserves, classified in cost of sales on the consolidated statement of operations, primarily related to excess raw material and work in process inventory at the idled Albany, OR primary titanium facility.
Restructuring charges for the fiscal year ended December 31, 2019 of $4.5 million, which are reported as restructuring charges on the consolidated statement of operations and excluded from business segment results, are comprised of severance obligations for the reduction of approximately 70 positions in order to streamline ATI’s salaried workforce primarily to improve the cost competitiveness of the U.S.-based FRP business.
Reserves for restructuring charges at December 31, 2020 and 2019 primarily consist of severance and employee benefit costs incurred in the fourth quarter 2019 and throughout 2020, the majority of which are expected to be paid by the end of 2021. Restructuring reserves activity is as follows:

	Severance and Employee
	Benefit Costs
	December 31, 2020	December 31, 2019
Beginning of year balance	$4.5	$—
Additions	60.5	4.5
Payments	(21.6)	—
End of year balance	$43.4	$4.5
Of this $43.4 million restructuring reserve balance at December 31, 2020, $33.8 million is recorded in other current liabilities and $9.6 million is recorded in other long-term liabilities on the December 31, 2020 consolidated balance sheet. The $4.5 million restructuring reserve balance at December 31, 2019 is recorded in other current liabilities on the December 31, 2019 consolidated balance sheet.
Note 4. Goodwill and Other Intangible Assets
At December 31, 2020, the Company had $240.7 million of goodwill on its consolidated balance sheet, all of which relates to the HPMC segment. Goodwill decreased $285.1 million in 2020 due to a $287.0 million interim impairment charge in the HPMC segment, partially offset by a $1.9 million increase from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.
The Company performs its annual goodwill impairment evaluations in the fourth quarter of each year. During the second quarter of 2020, the Company performed an interim goodwill impairment analysis on the Forged Products reporting unit and its $460.4 million goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic, and the increasing uncertainty of near-term demand requirements of aero-engine and airframe markets based on government responses to the pandemic and ongoing interactions with customers. In the previous 2019 annual goodwill impairment evaluation, this reporting unit had a fair value that exceeded carrying value by approximately 30%. For the 2020 interim impairment analysis, fair value was determined by a quantitative assessment that used a discounted cash flow technique, which represents Level 3 unobservable information in the fair value hierarchy. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants the Company has identified. For example, the weighted average cost of capital used in the discounted cash flow assessment was 11.6%, and the long-term growth rate was 3.5%. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. As a result of the second quarter 2020 interim goodwill impairment evaluation, the Company determined that the fair value of the Forged Products reporting unit was below carrying value, including goodwill, by $287.0 million. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in commercial aerospace market demand. Consequently, during the second quarter of 2020, the Company recorded a $287.0 million impairment charge for the partial impairment of the Forged Products reporting unit goodwill, most of which was assigned from the Company’s 2011 Ladish acquisition that was not deductible for income tax purposes. This goodwill impairment charge was excluded from 2020 HPMC business segment results.
The $240.7 million of goodwill remaining as of December 31, 2020 on the Company’s consolidated balance sheet is comprised of $173.4 million at the Forged Products reporting unit and $67.3 million at the Specialty Materials reporting unit. For the Company’s annual goodwill impairment evaluation performed in the fourth quarter of 2020, quantitative goodwill assessments were performed for these two HPMC reporting units with goodwill. Fair values were determined by using a quantitative assessment that may include discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any, which represents Level 3 unobservable information in the fair value hierarchy. These impairment assessments and valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants the Company has identified. For example, the weighted average cost of capital used in the discounted cash flow assessment was 11.7% and the long-term growth rates ranged from 3% to 3.5%. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Specialty Materials reporting unit had a fair value that was significantly in excess of carrying value. The Forged Products reporting unit had a fair value that exceeded carrying value by approximately 2%, representing a slight increase in fair value subsequent to the interim goodwill impairment charge recorded for this reporting unit in the second quarter of 2020 as discussed above. As a result, no impairments were determined to exist from the annual goodwill impairment evaluation for the year ended December 31, 2020. In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium.
No indicators of impairment were observed in 2020 associated with any of the Company’s long-lived assets in the HPMC segment. There were no goodwill impairments for the years ended December 31, 2019 and 2018. Accumulated goodwill impairment losses as of December 31, 2020 were $528.0 million and as of 2019 and 2018 were $241.0 million.
On July 12, 2018, the Company acquired the assets of Addaero Manufacturing for $10.0 million of cash consideration. Addaero Manufacturing is a metal alloy-based additive manufacturer for the aerospace & defense industries, located in New Britain, CT. This business is reported as part of the HPMC segment from the date of the acquisition. The purchase price allocation included a $2.0 million technology intangible asset and goodwill of $6.0 million, which is deductible for tax purposes. The final allocation of the purchase price was completed in the third quarter of 2018.
Other intangible assets, which are included in Other assets on the accompanying consolidated balance sheets as of December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
(in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Technology	$76.8	$(33.4)	$76.8	$(29.7)
Customer relationships	27.0	(10.4)	27.0	(9.3)
Trademarks	52.4	(24.5)	52.4	(20.9)
Total amortizable intangible assets	$156.2	$(68.3)	$156.2	$(59.9)
Amortization expense related to intangible assets was approximately $8 million, $10 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively. For each of the years ending December 31, 2021 through 2025, annual amortization expense is expected to be approximately $8 million.

Note 5. Revenue from Contracts with Customers
Adoption Method and Impact
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
Disaggregation of Revenue
The Company operates in two business segments: HPMC and AA&S. Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets, and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the fiscal years ended December 31, 2020, 2019 and 2018 were as follows:

(in millions)	2020			2019			2018
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$946.9	$413.1	$1,360.0	$1,624.1	$506.3	$2,130.4	$1,562.9	$402.6	$1,965.5
Energy*	106.2	512.7	618.9	153.6	643.3	796.9	133.9	646.8	780.7
Automotive	5.5	257.7	263.2	10.5	286.1	296.6	9.5	313.9	323.4
Electronics	0.9	176.8	177.7	0.5	162.7	163.2	1.5	155.4	156.9
Food Equipment & Appliances	—	159.2	159.2	0.3	205.5	205.8	0.4	244.5	244.9
Construction/Mining	18.6	123.4	142.0	42.5	152.5	195.0	72.7	153.3	226.0
Medical	47.7	71.4	119.1	85.4	87.0	172.4	106.0	77.1	183.1
Other	38.8	103.2	142.0	61.6	100.6	162.2	76.2	89.9	166.1
Total	$1,164.6	$1,817.5	$2,982.1	$1,978.5	$2,144.0	$4,122.5	$1,963.1	$2,083.5	$4,046.6
*Includes the oil & gas, downstream processing, and specialty energy markets.

(in millions)	2020			2019			2018
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$641.0	$1,168.1	$1,809.1	$1,042.6	$1,412.0	$2,454.6	$983.6	$1,364.5	$2,348.1
China	31.0	284.5	315.5	93.9	261.7	355.6	71.2	248.8	320.0
United Kingdom	101.9	24.6	126.5	156.7	17.1	173.8	225.6	16.5	242.1
Germany	76.6	48.8	125.4	147.2	72.1	219.3	159.0	88.2	247.2
Japan	44.7	41.5	86.2	95.0	52.7	147.7	128.1	86.8	214.9
France	66.6	18.4	85.0	132.7	22.8	155.5	146.3	37.3	183.6
Rest of World	202.8	231.6	434.4	310.4	305.6	616.0	249.3	241.4	490.7
Total	$1,164.6	$1,817.5	$2,982.1	$1,978.5	$2,144.0	$4,122.5	$1,963.1	$2,083.5	$4,046.6

Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. In conjunction with the Company’s announced ongoing exit of standard stainless products, ATI reclassified certain items as High-Value Products within AA&S segment results. Prior period information reflects these reclassifications. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	2020			2019			2018
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products:
High-Value Products
Nickel-based alloys and specialty alloys	38%	29%	33%	38%	33%	35%	37%	31%	33%
Titanium and titanium-based alloys	28%	11%	17%	26%	11%	18%	23%	10%	17%
PRS products	—%	25%	15%	—%	23%	12%	—%	23%	12%
Precision forgings, castings and components	34%	—%	14%	36%	—%	18%	40%	—%	20%
Zirconium and related alloys	—%	15%	9%	—%	11%	6%	—%	11%	5%
Total High-Value Products	100%	80%	88%	100%	78%	89%	100%	75%	87%
Standard Products
Standard stainless products	—%	20%	12%	—%	22%	11%	—%	25%	13%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%
The Company maintains a backlog of confirmed orders totaling $1.4 billion, $2.3 billion and $2.2 billion at December 31, 2020, 2019 and 2018, respectively. Due to the structure of the Company’s LTAs, 75% of this backlog at December 31, 2020 represented booked orders with performance obligations that will be satisfied within the next twelve months. The backlog does not reflect any elements of variable consideration.
Accounts Receivable
As of December 31, 2020 and 2019, accounts receivable with customers were $350.1 million and $558.7 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts for the fiscal years ended December 31, 2020, 2019 and 2018:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts
Balance as of December 31, 2017	$5.9
Expense to increase the reserve	1.9
Write-off of uncollectible accounts	(1.8)
Balance as of December 31, 2018	6.0
Expense to increase the reserve	0.2
Write-off of uncollectible accounts	(1.6)
Balance as of December 31, 2019	4.6
Expense to increase the reserve	0.2
Write-off of uncollectible accounts	(0.5)
Balance as of December 31, 2020	$4.3

Contract balances
The following represents the rollforward of contract assets and liabilities for the fiscal years ended December 31, 2020, 2019 and 2018:

(in millions)
Contract Assets
Short-term	2020	2019	2018
Balance as of beginning of fiscal year	$38.5	$51.2	$36.5
Recognized in current year	84.2	74.5	92.9
Reclassified to accounts receivable	(83.9)	(79.9)	(95.8)
Impairment	—	—	—
Reclassification to/from long-term	0.1	—	16.8
Divestiture	—	(7.3)	—
Other	—	—	0.8
Balance as of period end	$38.9	$38.5	$51.2

Long-term	2020	2019	2018
Balance as of beginning of fiscal year	$0.1	$0.1	$16.9
Recognized in current year	—	—	—
Reclassified to accounts receivable	—	—	—
Impairment	—	—	—
Reclassification to/from short-term	(0.1)	—	(16.8)
Balance as of period end	$—	$0.1	$0.1

(in millions)
Contract Liabilities
Short-term	2020	2019	2018
Balance as of beginning of fiscal year	$78.7	$71.4	$69.7
Recognized in current year	170.3	126.1	76.7
Amounts in beginning balance reclassified to revenue	(54.9)	(49.2)	(49.6)
Current year amounts reclassified to revenue	(90.1)	(76.0)	(42.7)
Other	—	1.9	2.7
Reclassification to/from long-term	7.8	4.5	14.6
Balance as of period end	$111.8	$78.7	$71.4

Long-term	2020	2019	2018
Balance as of beginning of fiscal year	$25.9	$7.3	$22.2
Recognized in current year	14.9	24.2	0.7
Amounts in beginning balance reclassified to revenue	(1.0)	(1.1)	(1.0)
Current year amounts reclassified to revenue	—	—	—
Other	—	—	—
Reclassification to/from short-term	(7.8)	(4.5)	(14.6)
Balance as of period end	$32.0	$25.9	$7.3
Contract costs for obtaining and fulfilling a contract were $5.4 million and $6.5 million as of December 31, 2020 and 2019, respectively, which are reported in other long-term assets on the consolidated balance sheet. Amortization expense for the fiscal years ended December 31, 2020, 2019 and 2018 of these contract costs was $1.4 million, $1.4 million, and $1.2 million, respectively.

Note 6. Inventories
Inventories at December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Raw materials and supplies	$207.6	$164.9
Work-in-process	690.7	899.6
Finished goods	181.6	161.3
Total inventories at current cost	1,079.9	1,225.8
Adjustment from current cost to LIFO cost basis	44.1	33.6
Inventory valuation reserves	(126.9)	(104.1)
Total inventories, net	$997.1	$1,155.3
Inventories determined on the LIFO method were $627.5 million at December 31, 2020, and $776.1 million at December 31, 2019. The remainder of the inventory was determined using the FIFO and average cost methods, and these inventory values do not differ materially from current cost. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains net realizable value (NRV) inventory valuation reserves to adjust carrying value of LIFO inventory to current replacement cost. These NRV reserves were $44.1 million and $33.6 million at December 31, 2020 and 2019, respectively. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not exceed net realizable value reduced by an allowance for a normal profit margin).
Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Fiscal year ended December 31,
	2020	2019	2018
LIFO benefit (charge)	$10.5	$25.5	$(28.6)
NRV benefit (charge)	(10.5)	(25.6)	27.9
Net cost of sales impact	$—	$(0.1)	$(0.7)
During 2020 and 2019, inventory usage resulted in liquidations of LIFO inventory quantities, increasing cost of sales by $22.6 million and $1.8 million, respectively. During 2018, inventory usage resulted in liquidations of LIFO inventory quantities, decreasing cost of sales by $0.8 million. These inventories were carried at differing costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases.
Note 7. Property, Plant and Equipment
Property, plant and equipment at December 31, 2020 and 2019 was as follows:

(In millions)	2020	2019
Land	$34.8	$34.6
Buildings	564.7	832.7
Equipment and leasehold improvements	2,736.9	3,671.3
	3,336.4	4,538.6
Accumulated depreciation and amortization	(1,867.2)	(2,088.5)
Total property, plant and equipment, net	$1,469.2	$2,450.1
The significant declines in the reported balances for buildings, equipment and leasehold improvements, accumulated depreciation and amortization, and net amounts of property, plant and equipment in 2020 reflect asset impairment charges predominantly related to the Company’s December 2020 announcement to cease production of standard stainless sheet products (see Note 3 for further explanation) and the adjustment of the cost basis of these long-lived assets to the carrying value following these impairments.

Construction in progress at December 31, 2020 and 2019 was $233.4 million and $177.3 million, respectively. Depreciation and amortization for the years ended December 31, 2020, 2019 and 2018 was as follows:

(In millions)	2020	2019	2018
Depreciation of property, plant and equipment	$119.5	$127.1	$131.9
Software and other amortization	23.8	24.0	24.5
Total depreciation and amortization	$143.3	$151.1	$156.4
Note 8. Divestitures
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
Note 9. Joint Ventures
The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statement of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting. Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $12.7 million at December 31, 2020.
Majority-Owned Joint Ventures
STAL:
The Company has a 60% interest in the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (STAL). The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment, and manufactures PRS stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of December 31, 2020 were $38.3 million.
Next Gen Alloys LLC:
During 2017, the Company formed Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology.  ATI owns a 51% interest in this joint venture. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners, and in 2018 the Company received

$2.7 million from sales of noncontrolling interests to its joint venture partner, which is reported as a financing activity on the consolidated statements of cash flows. Cash and cash equivalents held by this joint venture as of December 31, 2020 were $2.7 million.
Equity Method Joint Ventures
A&T Stainless:
The Company has a 50% interest in A&T Stainless, a joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased its 50% joint venture interest in A&T Stainless in 2018 for $17.5 million, of which $12.0 million was received in 2018 and reported as a financing activity on the consolidated statements of cash flows. The A&T Stainless operations included the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provided hot-rolling conversion services to A&T Stainless using the AA&S segment’s Hot-Rolling and Processing Facility. As a result of this sale of a 50% noncontrolling interest and the subsequent deconsolidation of the A&T Stainless entity, the Company recognized a $15.9 million gain during the first quarter of 2018 under deconsolidation and derecognition accounting guidance covering the loss of control of a subsidiary determined to be a business. The gain, including ATI’s retained 50% share, was based on the fair value of the joint venture, as determined by the cash purchase price for the noncontrolling interest, and is reported in other income, net on the consolidated statement of operations, and is excluded from AA&S segment results. Following this deconsolidation, ATI accounted for the A&T Stainless joint venture under the equity method of accounting.
In late March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi- inished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the U.S. Department of Commerce in the second quarter of 2020, and the 25% tariff remains in place.
In 2019, A&T Stainless evaluated its long-lived assets for impairment as the tariff exclusion denial represented a potential impairment indicator. The joint venture partners had continued to evaluate longer-term solutions to return this strategic initiative to profitability, and determined during the fourth quarter of 2019 that idling this facility was probable if a near-term tariff exclusion was not received. As a result, A&T Stainless recorded a $14.2 million non-cash impairment charge during December 2019 on its long-lived assets. ATI recognized a $7.1 million equity loss for its 50% share of this $14.2 million impairment. In addition, as of December 31, 2019, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $36.8 million, of which $8.3 million was reported in prepaid expenses and other current assets and $28.5 million in other long-term assets on the consolidated balance sheet. These balances were also evaluated for collectability in 2019, and a $4.3 million reserve was recorded in December 2019 based on ATI’s share of the estimated fair value of the joint venture’s net assets. The total $11.4 million joint venture impairment charge for the long-lived asset impairment and receivables reserve was reported within other income, net on the consolidated statement of operations in December 2019 and was excluded from AA&S segment results.
Due to repeated tariff exclusion denials, ATI announced on March 31, 2020 that A&T Stainless would be idling the DRAP facility in 2020, in an orderly shut down process that was completed in the third quarter of 2020. A&T Stainless recorded a $4.8 million charge for contractual termination benefits as a result of the idling decision. ATI’s share of the A&T Stainless results were losses of $10.6 million, $19.3 million, and $3.9 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively, which is included within other income/expense, net, on the consolidated statements of operations. AA&S segment results in 2020, 2019 and 2018 include equity method recognition of A&T Stainless operating losses of $8.2 million, $12.2 million and $3.9 million, respectively. ATI’s share of the A&T Stainless charges for termination benefits in 2020 and long-lived asset impairment charges in 2019 were excluded from AA&S segment results.
No additional impairment charges were required during 2020 on the long-lived assets of A&T Stainless or ATI’s receivables from the joint venture, based on ATI’s share of the estimated fair value of its net assets. As of December 31, 2020, ATI had net receivables from A&T Stainless for working capital advances and administrative services, including the $4.3 million reserve, of $14.0 million, of which $0.5 million was reported in prepaid expenses and other current assets and $13.5 million in other long-term assets on the consolidated balance sheet. In addition, ATI evaluated the collectability of its remaining $5.5 million receivable from Tsingshan, which is reported in other long-term assets on the consolidated balance sheet, and concluded that no impairment or loss in expected value exists at this time.
Sales to A&T Stainless, which are included in ATI’s consolidated statement of operations for the 2020, 2019 and 2018 fiscal years, were $18.4 million, $14.6 million and $4.1 million, respectively. There were no accounts receivable from A&T Stainless at December 31, 2020 and there were $0.1 million at December 31, 2019.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti LLC (Uniti), with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $1.2 million in 2020, $1.5 million in 2019, and $2.9 million in 2018, which is included in AA&S segment’s operating results, and within other income/expense, net, on the consolidated statements of operations. Sales to Uniti, which are included in ATI’s consolidated statements of operations, were $36.7 million in 2020, $31.3 million in 2019, and $49.4 million in 2018. Accounts receivable from Uniti were $1.4 million and $0.2 million at December 31, 2020 and 2019, respectively.
Note 10. Asset Retirement Obligations
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (AROs) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2020, the Company had recognized AROs of $24.0 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
In 2020, the Company finalized a settlement agreement for an indemnity claim concerning a conditional ARO with the buyer of a formerly-owned business and as a result, the Company reduced ARO reserves by $4.3 million, which is recorded in other income/expense, net, on the consolidated statements of operations (see Note 11). The Company increased ARO reserves by $4.1 million in 2020 as a result of changes in the expected timing of payments on ARO’s resulting from facility idlings as discussed in Note 3, which is recorded in restructuring charges on the consolidated statement of operations. Both of these 2020 items are presented as revisions of estimates in the table below.
Changes in asset retirement obligations for the years ended December 31, 2020 and 2019 were as follows:

(In millions)	2020	2019
Balance at beginning of year	$23.7	$23.1
Accretion expense	0.9	0.9
Payments	(0.4)	(0.3)
Revisions of estimates	(0.2)	—
Balance at end of year	$24.0	$23.7
Note 11. Supplemental Financial Statement Information
Cash and cash equivalents at December 31, 2020 and 2019 were as follows:

(In millions)	2020	2019
Cash	$158.2	$190.8
Other short-term investments	487.7	300.0
Total cash and cash equivalents	$645.9	$490.8
Other current liabilities included salaries, wages and other employee-related liabilities of $92.8 million and $94.5 million, and accrued interest of $18.0 million and $25.0 million at December 31, 2020 and 2019, respectively.

Other income (expense) for the years ended December 31, 2020, 2019, and 2018 was as follows:

(in millions)	2020	2019	2018
Rent, royalty income and other income	$0.9	$2.9	$3.1
Gains from disposal of property, plant and equipment, net	2.9	90.7	1.3
Net equity loss on joint ventures (See Note 9)	(7.0)	(10.7)	(1.0)
Loss on sales of businesses, net (See Note 8)	—	(1.9)	—
Gain on joint venture deconsolidation (See Note 9)	—	—	15.9
Joint venture restructuring and impairment charges (See Note 9)	(2.4)	(11.4)	—
Adjustment to indemnification for conditional ARO costs (See Note 10)	4.3	—	—
Other	0.1	0.1	1.2
Total other income (expense), net	$(1.2)	$69.7	$20.5
Gains from disposal of property, plant and equipment, net for the years ended December 31, 2020 and 2019 include a $2.5 million and $91.7 million gain, respectively, on the sale of certain oil and gas rights in Eddy County, NM. These cash gains are reported as an investing activity on the consolidated statement of cash flows for the years ended December 31, 2020 and 2019, and are excluded from segment operating results. These oil and gas rights were initially acquired in 1972 along with land purchased by Teledyne, Inc., which later became part of ATI. The land was subsequently sold, with the Company retaining the underlying oil and gas rights that it sold in 2019 and 2020.
Note 12. Debt
Debt at December 31, 2020 and 2019 was as follows:

(In millions)	2020	2019
Allegheny Technologies $500 million 5.875% Senior Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies $350 million 5.875% Senior Notes due 2027	350.0	350.0
Allegheny Technologies $291.4 million 3.5% Convertible Senior Notes due 2025	291.4	—
Allegheny Technologies $287.5 million 4.75% Convertible Senior Notes due 2022	84.2	287.5
Allegheny Ludlum 6.95% Debentures due 2025 (b)	150.0	150.0
Term Loan due 2024	200.0	100.0
U.S. revolving credit facility	—	—
Foreign credit agreements	5.5	4.9
Finance leases and other	48.0	18.8
Debt issuance costs	(14.5)	(12.3)
Equity component of convertible debt	(46.8)	—
Total short-term and long-term debt	1,567.8	1,398.9
Short-term debt and current portion of long-term debt	17.8	11.5
Total long-term debt	$1,550.0	$1,387.4
(a)Bearing interest at 7.875% effective February 15, 2016.
(b)The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.
Interest expense was $96.1 million in 2020, $104.9 million in 2019, and $102.1 million in 2018. Interest expense was reduced by $7.7 million, $4.7 million, and $4.1 million, in 2020, 2019, and 2018, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $95.4 million in 2020, $105.7 million in 2019, and $102.6 million in 2018. Net interest expense includes interest income of $1.7 million in 2020, $5.9 million in 2019, and $1.1 million in 2018.
Scheduled principal payments during the next five years are $17.8 million in 2021, $95.9 million in 2022, $511.0 million in 2023, $208.1 million in 2024, and $446.1 million in 2025. See Note 13, Leases, for the portion of these payments that are related to finance leases.

Debt Extinguishment Charges
In June 2020, ATI recognized a $21.5 million debt extinguishment charge on the partial redemption of the 4.75% Convertible Senior Notes due 2022 (the 2022 Convertible Notes), which included a $19.1 million cash make-whole payment related to the early extinguishment of the 2022 Convertible Notes as required by the applicable indenture, and a $2.4 million charge for deferred debt issue costs, as further discussed below.
In December 2019, the Company redeemed all $500 million aggregate principal amount outstanding of the 5.95% Senior Notes due 2021 (2021 Notes), which had a January 15, 2021 maturity date, resulting in a $21.6 million pre-tax debt extinguishment charge, which included a $20.9 million cash make-whole payment related to the early extinguishment of the 2021 Notes as required by the applicable indenture, and a $0.7 million charge for deferred debt issue costs.
2025 Convertible Notes
In June 2020, the Company issued and sold $285.0 million aggregate principal amount of 2025 Convertible Notes. The Company granted the underwriters a 13-day option to purchase up to an additional $40.0 million aggregate principal amount of 2025 Convertible Notes on the same terms and conditions to cover over-allotments, if any. The underwriters exercised a portion of this option on June 30, 2020, and the Company completed the offering and sale of an additional $6.4 million aggregate principal amount of 2025 Convertible Notes on July 2, 2020, subsequent to the end of the second quarter 2020. Interest on the 2025 Convertible Notes at the 3.5% cash coupon rate is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2020.
The Company used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of its outstanding 2022 Convertible Notes, resulting in a $21.5 million debt extinguishment charge. The Company also used $19.4 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, described below, which was recorded as a reduction to additional paid-in-capital in stockholders’ equity on the consolidated balance sheet. The remainder of the net proceeds from the offering were used for general corporate purposes.
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
The initial conversion rate for the 2025 Convertible Notes is 64.5745 shares of ATI common stock per $1,000 principal amount of the 2025 Convertible Notes, equivalent to an initial conversion price of approximately $15.49 per share (18.8 million shares). Prior to the close of business on the business day immediately preceding March 15, 2025, the 2025 Convertible Notes will be convertible at the option of the holders of 2025 Convertible Notes only upon the satisfaction of specified conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2025 Convertible Notes will be convertible at the option of holders of 2025 Convertible Notes at any time regardless of these conditions. Conversions of the 2025 Convertible Notes may be settled in cash, shares of ATI’s common stock or a combination thereof, at ATI’s election.
As a result of this flexible settlement feature of the 2025 Convertible Notes, the embedded conversion option is required to be separately accounted for as a component of stockholders’ equity. The value of the embedded conversion option was determined to be $51.4 million based on the estimated fair value of comparable senior unsecured debt without the conversion feature, using an income approach of expected present value. The equity component will be amortized as additional non-cash interest expense, commonly referred to as phantom yield, over the term of the 2025 Convertible Notes using the effective interest method, and is not remeasured as long as it continues to meet the conditions for equity classification. Offering costs attributable to the debt component totaling $7.5 million are being amortized to interest expense over the term of the 2025 Convertible Notes, and offering costs attributable to the equity component totaling $1.6 million were netted within stockholders’ equity. As a result, $49.8 million of the 2025 Convertible Notes was recorded in additional paid-in-capital in stockholders’ equity ($51.4 million of the gross $291.4 million, net of $1.6 million of allocated offering costs). Due to the non- ash phantom yield and including debt issue cost amortization, the 2025 Convertible Notes have reported interest expense in 2020 at an 8.4% rate, higher than the 3.5% cash coupon rate. Effective January 1, 2021, ATI early-adopted new accounting guidance that eliminates the equity component classification of the embedded conversion option, as well as the phantom yield portion of interest expense on a prospective basis. Upon adoption on January 1, 2021, long-term debt increased by $45.4 million, representing the $46.8 million equity component of convertible debt in the above table, net of reclassified debt issue costs.
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
2022 Convertible Notes
As of December 31, 2020, the Company had $84.2 million of aggregate principal amount of the 2022 Convertible Notes outstanding. Interest on the 2022 Convertible Notes is payable in cash semi-annually in arrears on each January 1 and July 1, commencing January 1, 2017.
The Company does not have the right to redeem the 2022 Convertible Notes prior to their stated maturity date. Holders of the 2022 Convertible Notes have the option to convert their notes into shares of the Company’s common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date (July 1, 2022). The initial conversion rate for the remaining $84.2 million of 2022 Convertible Notes is 69.2042 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Notes (5.8 million shares), equivalent to conversion price of $14.45 per share, subject to adjustment in certain events. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to the holders.
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
2023 Notes
The 5.875% stated interest rate payable on the Company’s Senior Notes due 2023 (2023 Notes) is subject to adjustment in the event of changes in the credit ratings on the 2023 Notes by either Moody’s or Standard & Poor’s. Each notch of credit rating downgrade from the credit ratings in effect when the 2023 Notes were issued in July 2013 increases interest expense by 0.25% on the 2023 Notes, up to a maximum 4 notches by each of the two rating agencies, or a total 2.0% potential interest rate change up to 7.875%.

The annual interest rate on the 2023 Notes has been at the maximum 7.875% since February 2016. Any further credit rating downgrades have no effect on the interest rate of the 2023 Notes, and increases in the Company’s credit ratings from these ratings agencies would reduce interest expense incrementally on the 2023 Notes to the original 5.875% interest rate in a similar manner.
Credit Agreements
The Company has an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s domestic operations. The ABL facility, which matures in September 2024, includes a $500 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and as of December 31, 2020, a $200 million term loan (Term Loan). In June 2020, the Company exercised its right to borrow an additional $100 million under the term loan portion of the ABL, with the same September 2024 maturity date. The Term Loan has an interest rate of 2.0% plus a LIBOR spread and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. The Company does not meet this required fixed charge coverage ratio at December 31, 2020. As a result, the Company is unable to access this remaining 12.5%, or $87.5 million, of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90 day period immediately preceding the stated maturity date of each of the 4.75% Convertible Notes due 2022 and 5.875% Notes due 2023. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance. On September 30, 2019, the Company amended and restated the ABL and costs associated with entering into this amendment were $2.2 million, and are being amortized to interest expense over the term of the facility ending September 2024, along with $2.1 million of unamortized deferred costs that were previously recorded for the ABL.
As of December 31, 2020, there were no outstanding borrowings under the revolving portion of the ABL, and $38.5 million was utilized to support the issuance of letters of credit. Average borrowings under the ABL for the fiscal year ended December 31, 2020 were $28 million, bearing an average annual interest rate of 2.2%. There were no revolving credit borrowings under the ABL for 2019.
The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2020, the Company had not guaranteed any third-party indebtedness.
Note 13. Leases
Adoption Method and Impact
On January 1, 2019 the Company adopted ASC 842, Leases. The Company applied ASC 842 to all leases in effect at January 1, 2019 and adopted the accounting standard using the alternative transition method, which does not require the restatement of prior years. Comparative information has not been adjusted and continues to be reported under the previous accounting guidance. The Company has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company has also elected the practical expedient to not separate lease components from non-lease components for all asset classes, and did not elect the hindsight practical expedient to determine the lease term. The Company has made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less. The adoption did not have a material impact on the Company’s results of operations or cash flows, and had no impact to the net deferred tax position on the consolidated balance sheet due to the Company’s income tax valuation allowances for federal and state purposes (see Note 19).

The Company has entered into finance lease contracts with lenders for progress payments on machinery and equipment that is being constructed at the request and specification of the Company. As of December 31, 2020, the lenders had made $17.2 million of progress payments on behalf of the Company, and $29.0 million of progress payments are scheduled to be paid. Upon payment of the final progress payments by the lenders, finance leases will commence, and $46.2 million, discounted using the applicable discount rates at lease inceptions, of ROU assets and lease liabilities will be recognized by the Company.
The following represents the components of lease cost and other information for both operating and financing leases for the fiscal years ending December 31, 2020 and 2019:

($ in millions)	Fiscal year ended	Fiscal year ended
	December 31, 2020	December 31, 2019
Lease Cost
Finance Lease Cost:
Amortization of right of use asset	$3.5	$1.7
Interest on lease liabilities	1.0	0.5
Operating lease cost	20.8	20.5
Short-term lease cost	1.9	3.1
Variable lease cost	0.9	0.8
Sublease income	(0.1)	—
Total lease cost	$28.0	$26.6

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1.0	$0.5
Operating cash flows from operating leases	$21.7	$20.8
Financing cash flows from finance leases	$6.2	$2.4
Right of use assets obtained in exchange for new finance lease liabilities	$42.3	$14.1
Right of use assets obtained in exchange for new operating lease liabilities (a)	$12.4	$35.9
Weighted average remaining lease term - finance leases	4 years	4 years
Weighted average remaining lease term - operating leases	6 years	6 years
Weighted average discount rate - finance leases	6.2%	5.3%
Weighted average discount rate - operating leases	6.9%	7.0%
(a) Several of the Company’s real property lease contracts include options to extend the lease term. During the fourth quarter of 2019 and 2020, the Company reassessed the likelihood of renewal and included $10.2 million for the renewal options in fiscal year ended December 31, 2019 for several of these operating leases in the ROU asset and lease liability because the likelihood of renewal was determined to be reasonably certain. No adjustments were required in 2020 as a result of this reassessment.
Rental expense under operating leases was $24.4 million in 2018.
The following table reconciles future minimum undiscounted rental commitments for operating leases to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2020 (in millions):

December 31, 2020
2021	$19.6
2022	16.6
2023	12.8
2024	9.3
2025	7.6
2026 and thereafter	18.1
Total undiscounted lease payments	$84.0
Present value adjustment	(16.1)
Operating lease liabilities	$67.9

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the consolidated balance sheet as of December 31, 2020 (in millions):

December 31, 2020
2021	$13.8
2022	13.2
2023	12.2
2024	8.7
2025	4.8
2026 and thereafter	0.1
Total undiscounted lease payments	$52.8
Present value adjustment	(6.4)
Finance lease liabilities	$46.4
Note 14. Derivative Financial Instruments and Hedging
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2020, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 3 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 5% of a single year’s estimated nickel raw material purchase requirements.
At December 31, 2020, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At December 31, 2020, the company hedged approximately 70% of the Company’s annual forecasted domestic requirements for natural gas for 2021 and approximately 25% for 2022.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 31, 2020, the Company had no significant outstanding foreign currency forward contracts.
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

(In millions)		December 31, 2020	December 31, 2019
Asset derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Prepaid expenses and other current assets	$0.2	$—
Nickel and other raw material contracts	Prepaid expenses and other current assets	3.7	4.4
Natural gas contracts	Other assets	0.2	—
Nickel and other raw material contracts	Other assets	0.7	1.2
Total derivatives designated as hedging instruments		4.8	5.6
Total asset derivatives		$4.8	$5.6

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1.0	$0.3
Natural gas contracts	Other current liabilities	0.3	2.5
Nickel and other raw material contracts	Other current liabilities	0.1	2.5
Interest rate swap	Other long-term liabilities	2.5	1.2
Natural gas contracts	Other long-term liabilities	0.1	1.0
Total derivatives designated as hedging instruments		4.0	7.5
Total liability derivatives		$4.0	$7.5
Assuming market prices remain constant with those at December 31, 2020, a pre-tax gain of $2.5 million is expected to be recognized over the next 12 months.
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of December 31, 2020 or 2019. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable. The 2019 income tax provision includes $6.0 million of tax expense for the recognition of a stranded deferred tax balance arising from deferred tax valuation allowances that was associated with a cash flow hedge portfolio that fully settled in the fourth quarter of 2019 (see Notes 17 and 19 for further explanation on tax impacts within accumulated other comprehensive income (loss)). This tax impact is also excluded from the table below.
Activity with regard to derivatives designated as cash flow hedges for the years ended December 31, 2020 and 2019 were as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	2020	2019	2020	2019
Nickel and other raw material contracts	$—	$11.3	$(0.6)	$3.9
Natural gas contracts	(0.1)	(4.0)	(2.8)	(0.9)
Foreign exchange contracts	(0.1)	1.0	(0.1)	0.5
Interest rate swap	(1.8)	(0.9)	(1.1)	(0.4)
Total	$(2.0)	$7.4	$(4.6)	$3.1

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
Note 15. Fair Value of Financial Instruments
The estimated fair value of financial instruments at December 31, 2020 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$645.9	$645.9	$645.9	$—
Derivative financial instruments:
Assets	4.8	4.8	—	4.8
Liabilities	4.0	4.0	—	4.0
Debt (a)	1,629.1	1,847.7	1,594.2	253.5
The estimated fair value of financial instruments at December 31, 2019 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$490.8	$490.8	$490.8	$—
Derivative financial instruments:
Assets	5.6	5.6	—	5.6
Liabilities	7.5	7.5	—	7.5
Debt (a)	1,411.2	1,676.5	1,552.8	123.7
(a)The total carrying amount for debt excludes debt issuance costs related to the recognized debt liability which is presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The December 31, 2020 debt carrying value includes $46.8 million for the unamortized balance of the portion of the 2025 Convertible Notes recorded in stockholders’ equity due to the flexible settlement feature of the notes (see Note 12).

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
Short-term and long-term debt: The fair values of the 2022 and 2025 Convertible Notes, the 2023 Notes, the Allegheny Ludlum 6.95% Debentures due 2025 and the 2027 Notes were determined using Level 1 information. The fair values of other short-term and long-term debt were determined using Level 2 information.
Note 16. Retirement Benefits
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
Beginning on June 1, 2020, in response to the economic challenges created by the COVID-19 pandemic, the Company reduced its qualified non-elective contribution percentage and suspended all Company match contributions for salaried participants in the ATI 401(k) Savings Plan, and deferred the funding of Company contributions to this plan until 2021, resulting in $7.3 million reported in other current liabilities for this deferral on the consolidated balance sheet as of December 31, 2020. Costs for defined contribution retirement plans were $29.9 million in 2020, $44.8 million in 2019, and $39.9 million in 2018. Company contributions to these defined contribution plans are funded with cash. Other postretirement benefit costs for a defined contribution plan were $0.7 million, $1.0 million, and $1.0 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
The components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2020	2019	2018	2020	2019	2018
Service cost—benefits earned during the year	$12.7	$12.7	$16.4	$2.3	$1.9	$2.5
Interest cost on benefits earned in prior years	86.3	105.5	104.8	10.7	14.8	12.7
Expected return on plan assets	(134.5)	(131.3)	(157.9)	—	—	—
Amortization of prior service cost (credit)	0.7	0.3	0.3	(3.8)	(2.9)	(2.9)
Amortization of net actuarial loss	74.5	73.7	65.9	10.8	13.5	10.6
Curtailment loss (gain)	—	—	0.4	(0.2)	—	—
Termination benefits	10.9	—	—	6.7	—	—
Total retirement benefit expense	$50.6	$60.9	$29.9	$26.5	$27.3	$22.9

In the fourth quarter of 2020, the Company recorded a $17.4 million termination benefits charge for pension and postretirement medical obligations, net of a $0.2 million curtailment gain, related to facility closures in the AA&S segment resulting from the Company’s strategic shift to exit standard stainless products. See Note 3 for further explanation.
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
Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.40%	4.40%	3.85%	3.25%	4.35%	3.80%
Rate of increase in future compensation levels	1.0%	0.5% - 1.0%	0.5% - 1.0%	—	—	—
Weighted average expected long-term rate of return on assets	7.16%	7.52%	7.75%	—%	4.0%	4.0%
Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.60%	3.40%	2.45%	3.25%
Rate of increase in future compensation levels	1.0%	0.5%- 1.0%	—	—

A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 31, 2020 and 2019 was as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2020	2019	2020	2019
Change in benefit obligations:
Benefit obligation at beginning of year	$2,633.9	$2,497.7	$345.3	$359.1
Service cost	12.7	12.7	2.3	1.9
Interest cost	86.3	105.5	10.7	14.8
Benefits paid	(258.0)	(274.6)	(30.4)	(37.7)
Subsidy received	—	—	0.8	—
Effect of currency rates	4.3	2.8	—	—
Net actuarial (gains) losses – discount rate change	235.3	266.0	25.5	30.5
– other	(5.3)	14.3	(0.8)	(18.1)
Plan curtailments	—	—	(2.5)	—
Plan amendments	—	9.5	—	(5.2)
Termination benefits	10.9	—	6.7	—
Benefit obligation at end of year	$2,720.1	$2,633.9	$357.6	$345.3
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

	Pension Benefits		Other Postretirement Benefits
(In millions)	2020	2019	2020	2019
Change in plan assets:
Fair value of plan assets at beginning of year	$1,902.1	$1,772.2	$0.1	$0.1
Actual returns on plan assets and plan expenses	258.9	248.2	(0.1)	—
Employer contributions	138.8	153.4	—	—
Effect of currency rates	4.6	2.9	—	—
Benefits paid	(258.0)	(274.6)	—	—
Fair value of plan assets at end of year	$2,046.4	$1,902.1	$—	$0.1
Pension benefit payments in 2020 include $86 million for the annuity buyout of smaller pension balances in a U.S. defined benefit pension plan involving approximately 1,200, or 8% of participants. Pension benefit payments in 2019 include $96 million for the annuity buyout of smaller pension balances in a U.S. defined benefit pension plan involving approximately 1,800, or 10% of participants. These actions were also part of ATI’s retirement benefit liability management strategy to reduce the overall size of the pension obligation and to lower administrative costs.

Assets (liabilities) recognized in the consolidated balance sheets:
	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Noncurrent assets	$5.4	$4.8	$—	$—
Current liabilities	(5.5)	(5.1)	(30.9)	(32.7)
Noncurrent liabilities	(673.6)	(731.5)	(326.7)	(312.5)
Total amount recognized	$(673.7)	$(731.8)	$(357.6)	$(345.2)
Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in 2020 and 2019 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2020	2019	2020	2019
Beginning of year accumulated other comprehensive loss	$(1,569.7)	$(1,470.3)	$(103.5)	$(107.0)
Amortization of net actuarial loss	74.5	73.7	10.8	13.5
Amortization of prior service cost (credit)	0.7	0.3	(3.8)	(2.9)
Remeasurements	(105.8)	(173.4)	(22.6)	(7.1)
End of year accumulated other comprehensive loss	$(1,600.3)	$(1,569.7)	$(119.1)	$(103.5)
Net change in accumulated other comprehensive loss	$(30.6)	$(99.4)	$(15.6)	$3.5
Amounts included in accumulated other comprehensive loss at December 31, 2020 and 2019 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2020	2019	2020	2019
Prior service (cost) credit	$(10.6)	$(11.2)	$7.0	$11.0
Net actuarial loss	(1,589.7)	(1,558.5)	(126.1)	(114.5)
Accumulated other comprehensive loss	(1,600.3)	(1,569.7)	(119.1)	(103.5)
Deferred tax effect	561.4	555.7	38.1	34.4
Accumulated other comprehensive loss, net of tax	$(1,038.9)	$(1,014.0)	$(81.0)	$(69.1)
Amounts in accumulated other comprehensive loss presented above do not include any effects of deferred tax asset valuation allowances. See Note 17 for further discussion on deferred tax asset valuation allowances.

Retirement benefit expense for 2021 for defined benefit plans is estimated to be approximately $44 million, comprised of $23 million for pension expense and $21 million of expense for other postretirement benefits. The net actuarial loss is recognized in the consolidated statement of operations using a corridor method. Because all of ATI’s pension plans are inactive, cumulative gains and losses in excess of 10% of the greater of the projected benefit obligation or the market value of plan assets are amortized over the expected average remaining future lifetime of participants, which is approximately 18 years on a weighted average basis. Prior service cost (credit) amortization is recognized in level amounts over the expected service of the active membership as of the amendment effective date. Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in 2021 are:

(In millions)	Pension Benefits	Other Postretirement Benefits	Total
Amortization of prior service cost (credit)	$0.6	$(2.5)	$(1.9)
Amortization of net actuarial loss	75.6	13.2	88.8
Amortization of accumulated other comprehensive loss	$76.2	$10.7	$86.9
The accumulated benefit obligation for all defined benefit pension plans was $2,703.9 million and $2,621.1 million at December 31, 2020 and 2019, respectively. Additional information for pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
(In millions)	2020	2019
Projected benefit obligation	$2,611.8	$2,538.9
Accumulated benefit obligation	$2,595.6	$2,526.1
Fair value of plan assets	$1,932.8	$1,802.4
Cash contributions to ATI’s U.S. qualified defined benefit pension plans were $130 million in 2020, $145 million in 2019 and $40 million in 2018. The Company funds the U.S. defined benefit pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. Based upon current regulations and actuarial studies, the Company expects to make approximately $87 million in cash contributions to its U.S. qualified defined benefit pension plans in 2021. In addition, for 2021, the Company expects approximately $10 million of payments for U.S. nonqualified pension benefits and for contributions to its U.K. defined benefit pension plan. Certain U.K. assets are pledged as collateral to the trustee of the U.K. defined benefit pension plan to support statutory funding requirements. This security agreement has a maximum value of approximately $62 million based on year-end 2020 exchange rates.
The following table summarizes expected benefit payments from the Company’s various pension and other postretirement defined benefit plans through 2030, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information. Pension benefit payments for the U.S. qualified defined benefit pension plans and the U.K. defined benefit plan are made from pension plan assets.

(In millions)	Pension Benefits	Other Postretirement Benefits	Medicare Part D Subsidy
2021	$167.2	$30.9	$0.1
2022	165.0	29.7	0.1
2023	164.1	30.1	0.1
2024	161.5	28.5	0.1
2025	158.8	26.5	0.1
2026-2030	747.4	107.2	0.3
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 5.6% in 2021 and is assumed to gradually decrease to 4.5% in the year 2038 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans, however, the Company’s contributions for most of its’ retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.

The fair values of the Company’s pension plan assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value, as further discussed in Note 15. The fair values at December 31, 2020 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. equities	$452.0	$264.7	$187.3	$—	$—
International equities	477.1	448.7	28.4	—	—
Debt securities and cash:
Fixed income and cash equivalents	588.0	306.3	80.3	201.4	—
Floating rate	47.4	47.4	—	—	—
Private equity	130.0	130.0	—	—	—
Hedge funds	325.0	325.0	—	—	—
Real estate and other	26.9	26.9	—	—	—
Total assets	$2,046.4	$1,549.0	$296.0	$201.4	$—
The fair values of the Company’s pension plan assets at December 31, 2019 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. equities	$443.6	$254.7	$188.9	$—	$—
International equities	326.1	299.6	26.5	—	—
Debt securities and cash:
Fixed income and cash equivalents	650.7	419.9	58.7	172.1	—
Floating rate	51.0	51.0	—	—	—
Private equity	129.0	129.0	—	—	—
Hedge funds	263.9	263.9	—	—	—
Real estate and other	37.8	37.8	—	—	—
Total assets	$1,902.1	$1,455.9	$274.1	$172.1	$—
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

For 2021, the weighted average expected long-term rate of return on defined benefit pension assets is 6.78%. In developing expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. An expected long-term rate of return is based on expected asset allocations within ranges for each investment category and projected annual compound returns. The Company’s actual, weighted average returns on pension assets for the last five years have been 15.2% for 2020, 15.1% for 2019, (4.8)% for 2018, 16.9% for 2017, and 5.3% for 2016.
The plan assets for the ATI Pension Plan, the Company’s primary U.S. qualified defined benefit pension plan, represent over 90% of total pension plan assets at December 31, 2020. The ATI Pension Plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, non-U.S. developed market equities, emerging market equities, hedge funds, private equity, traditional fixed income consisting of long government/credit and alternative credit, and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.
The target asset allocations for ATI Pension Plan for 2021, by major investment category, are:

Asset category	Target asset allocation range
U.S. equity	18% - 40%
Global equity	10% - 30%
Debt securities and cash	15% - 40%
Private equity	0% - 15%
Hedge funds	10% - 20%
Real estate and other	0% - 10.0%
As of December 31, 2020, the Company’s pension plans had outstanding commitments to invest up to $78 million in global debt securities, $94 million in private equity investments and $8 million in real estate investments. These commitments are expected to be satisfied through the reallocation of pension trust assets while maintaining investments within the target asset allocation ranges.
The Company contributes to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:
a.Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.If the Company ceases to have an obligation to contribute to the multiemployer plan in which it had been a contributing employer, it may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of the Company’s participation in the plan prior to the cessation of its obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multiemployer plan is required to pay to the plan is referred to as a withdrawal liability.
A subsidiary of the Company participates in the Steelworkers Western Independent Shops Pension Plan (WISPP) for union-represented employees of the primary titanium operations in Albany, OR, which is funded on an hours-worked basis. ATI’s contributions to the WISPP exceed 5% of this plan’s total contributions for the plan year ended September 30, 2019, which is the most recent information available from the Plan Administrator. As of December 31, 2020, manufacturing operations at this facility are indefinitely idled, and a limited number of employees that participate in the WISPP remain active in maintenance and other functions. It is reasonably possible that a significant reduction or the elimination of hours-worked contributions due to changes in operating rates at this facility could result in a withdrawal liability assessment in a future period. A complete withdrawal liability is estimated to be approximately $38 million on an undiscounted basis. If this complete withdrawal liability was incurred, ATI estimates that payments of the obligation would be required on a straight-line basis over a 20-year period.

The Company’s participation in multiemployer plans for the years ended December 31, 2020, 2019 and 2018 is reported in the following table.

		Pension Protection Act Zone Status (1)		FIP / RP Status Pending / Implemented (2)	in millions				Expiration Dates of Collective Bargaining Agreements
	EIN / Pension Plan Number				Company Contributions			Surcharge Imposed (3)
Pension Fund		2020	2019		2020	2019	2018
Steelworkers Western Independent Shops Pension Plan	90-0169564 / 001	Green	Green	N/A	$0.7	$0.9	$0.8	No	2/28/2021
Boilermakers-Blacksmiths National Pension Trust	48-6168020 / 001	Yellow	Red	Yes	2.1	2.5	2.5	No	9/30/2026
IAM National Pension Fund	51-6031295 / 002	Red	Red	Yes	2.0	2.2	2.1	Yes	Various between 2021-2022 (4)
Total contributions					$4.8	$5.6	$5.4
(1)The most recent Pension Protection Act Zone Status is based on information provided to ATI and other participating employers by each plan, as certified by the plan’s actuary. A plan in the “deep red” zone had been determined to be in “critical and declining status”, based on criteria established by the Internal Revenue Code (Code), and is in critical status (as defined by the “red” zone) and is projected to become insolvent (run out of money to pay benefits) within 15 years (or within 20 years if a special rule applies). A plan in the “red” zone had been determined to be in “critical status”, based on criteria established by the Code, and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded. Additionally, a plan may voluntarily place itself into a rehabilitation plan.
In April 2019, the Company received notification from the IAM National Pension Fund (IAM Fund) that its’ actuary certified the IAM Fund as “endangered status” for the plan year beginning January 1, 2019, and that the IAM Fund was voluntarily placing itself in “red” zone status and implementing a rehabilitation plan. In April 2020, the Company received notification from the IAM Fund that it was certified by its actuary as being in “red” zone status for the plan year beginning January 1, 2020. A 5% contribution surcharge was imposed as of June 1, 2019 for the rest of 2019, increasing to a 10% surcharge rate beginning January 1, 2020 in addition to the contribution rate specified in the applicable collective bargaining agreements. The contribution surcharge ends when an employer begins contributing under a collective bargaining agreement that includes terms consistent with the rehabilitation plan.
In April 2019, the Company received notifications from the Boilermakers-Blacksmiths National Pension Trust (Blacksmiths Trust) that it was certified by its actuary as being in “red” zone status for the plan year beginning January 1, 2019. A rehabilitation plan has been adopted for the Blacksmiths Trust, and the Company and the Blacksmiths union agreed to adopt the rehabilitation plan in 2019 prior to a contribution surcharge being imposed. In April 2020, the funding status improved for the Blacksmiths Trust as it was certified by its actuary as being in the “yellow” zone for the plan year beginning January 1, 2020.
(2)The “FIP / RP Status Pending / Implemented” column indicates whether a Funding Improvement Plan, as required under the Code by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” or “deep red” zones, is pending or has been implemented as of the end of the plan year that ended in 2020.
(3)The “Surcharge Imposed” column indicates whether ATI’s contribution rate for 2020 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” or “critical and declining status”, in accordance with the requirements of the Code.
(4)The Company is party to five separate bargaining agreements that require contributions to this plan. Expiration dates of these collective bargaining agreements range between November 14, 2021 and July 14, 2022.

Note 17. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the fiscal years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives			Deferred Tax Asset Valuation Allowance	Total
Balance, December 31, 2017		$(954.5)		$(53.5)		$9.0		$(28.8)	$(1,027.8)
OCI before reclassifications		(107.2)		(20.4)		(4.9)		—	(132.5)
Amounts reclassified from AOCI	(a)	55.9	(b)	—	(c)	(8.9)	(d)	(20.5)	26.5
Net current-period OCI		(51.3)		(20.4)		(13.8)		(20.5)	(106.0)
Balance, December 31, 2018		(1,005.8)		(73.9)		(4.8)		(49.3)	(1,133.8)
OCI before reclassifications		(141.6)		(2.7)		7.4		—	(136.9)
Amounts reclassified from AOCI	(a)	64.3	(b)	—	(c)	(3.1)	(d)	7.8	69.0
Net current-period OCI		(77.3)		(2.7)		4.3		7.8	(67.9)
Balance, December 31, 2019		(1,083.1)		(76.6)		(0.5)		(41.5)	(1,201.7)
OCI before reclassifications		(99.3)		21.1		(2.0)		—	(80.2)
Amounts reclassified from AOCI	(a)	62.5	(b)	—	(c)	4.6	(d)	(8.8)	58.3
Net current-period OCI		(36.8)		21.1		2.6		(8.8)	(21.9)
Balance, December 31, 2020		$(1,119.9)		$(55.5)		$2.1		$(50.3)	$(1,223.6)

Attributable to noncontrolling interests:
Balance, December 31, 2017		$—		$17.3		$—		$—	$17.3
OCI before reclassifications		—		(6.2)		—		—	(6.2)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(6.2)		—		—	(6.2)
Balance, December 31, 2018		—		11.1		—		—	11.1
OCI before reclassifications		—		(1.3)		—		—	(1.3)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.3)		—		—	(1.3)
Balance, December 31, 2019		—		9.8		—		—	9.8
OCI before reclassifications		—		11.4		—		—	11.4
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		11.4		—		—	11.4
Balance, December 31, 2020		$—		$21.2		$—		$—	$21.2
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 16).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 14).
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

Reclassifications out of AOCI for the fiscal years ended December 31, 2020, 2019 and 2018 were as follows:

	Amount reclassified from AOCI (c)
	Fiscal year ended
Details about AOCI Components (In millions)	December 31, 2020		December 31, 2019		December 31, 2018		Affected line item in the consolidated statement of operations
Postretirement benefit plans
Prior service credit	$3.1	(a)	$2.6	(a)	$2.6	(a)
Actuarial losses	(85.3)	(a)	(87.2)	(a)	(76.5)	(a)
	(82.2)	(c)	(84.6)	(c)	(73.9)	(c)	Total before tax
	(19.7)		(20.3)		(18.0)		Tax benefit (d)
	$(62.5)		$(64.3)		$(55.9)		Net of tax

Derivatives
Nickel and other raw material contracts	$(0.8)	(b)	$5.1	(b)	$10.2	(b)
Natural gas contracts	(3.7)	(b)	(1.2)	(b)	0.5	(b)
Foreign exchange contracts	(0.1)	(b)	0.7	(b)	1.3	(b)
Interest rate swap	(1.4)	(b)	(0.5)	(b)	(0.3)	(b)
	(6.0)	(c)	4.1	(c)	11.7	(c)	Total before tax
	(1.4)		1.0		2.8		Tax provision (benefit) (d)
	$(4.6)		$3.1		$8.9		Net of tax

(a)Amounts are included in nonoperating retirement benefit expense (see Note 16).
(b)Amounts related to derivatives, with the exception of the interest rate swap are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the interest rate swap are included in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings (see Note 14).
(c)For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of operations.
(d)These amounts exclude the impact of any deferred tax asset valuation allowances, when applicable, including recognition of stranded balances (see Note 19 for further explanation).

Note 18. Stockholders’ Equity
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2020, there were no shares of preferred stock issued.
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
Share-based Compensation
In May 2020, the Company’s stockholders approved the Allegheny Technologies Incorporated 2020 Incentive Plan (the “2020 Incentive Plan”). Following adoption, all new share-based compensation awards are being made under the 2020 Incentive Plan. Shares previously remaining available for grant under prior incentive plans, or which become available for award due to the forfeiture or cancellation of prior awards under those prior plans, are available for award under the 2020 Incentive Plan. Outstanding grants previously made under prior incentive plans remain in effect in accordance with relevant terms.
Awards earned under the Company’s share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2020, 5.3 million shares of common stock were available for future awards under the 2020 Incentive Plan. The general terms of each arrangement granted under the 2020 Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
Beginning in 2016, the Company implemented a new share-based incentive compensation program, the Long-Term Incentive Plan (LTIP). The LTIP consists of both Restricted Share Units (RSU) and Performance Share Units (PSU). The Company’s previous share-based compensation program included a Performance/Restricted Stock Program (PRSP) of nonvested stock awards for which vesting and expense continued into fiscal year 2020 for certain participants.
Nonvested stock awards/units:
Restricted Share Units: RSUs are rights to receive shares of Company stock when the award vests. The RSUs generally vest over three years based on employment service, with one-third of the award vesting on each of the first, second and third anniversaries of the grant date. RSU awards to non-employee directors vest in one year. No dividends are accumulated or paid on the RSUs. The fair value of the RSU award is measured based on the stock price at the grant date.
Nonvested stock awards: Prior to 2016, awards of nonvested stock were granted to employees under the PRSP, with either performance and/or service conditions. Awards of nonvested stock are also granted to non-employee directors, with service conditions. For nonvested stock awards, dividend equivalents, whether in stock or cash form, accumulate but are not paid until the underlying award vests.
The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards to employees in 2013, 2014 and 2015 under the Company’s PRSP, one-half of the nonvested stock (“performance shares”) vested only on the attainment of an income target, measured cumulatively over a three-year period. The remaining nonvested stock awarded to most employees under the 2015 PRSP vests over a service period of three years; for certain senior executives this service period is five years for the 2015 award. The remaining PRSP nonvested stock awarded to employees under the 2013 and 2014 vest over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion was attained. Expense for each of these awards was recognized based on estimates of attaining the performance criterion, including estimated forfeitures. The three-year cumulative income statement metrics in 2013, 2014 and 2015 PRSP awards were not met, and the performance share portions were forfeited. The remaining service portions of the 2013, 2014 and 2015 PRSP awards vested at the completion of the applicable service periods.
Compensation expense related to all nonvested stock awards and units was $9.6 million in 2020, $9.8 million in 2019, and $9.7 million in 2018. Approximately $6.5 million of unrecognized fair value compensation expense relating to restricted stock units is expected to be recognized through 2023, including $4.8 million expected to be recognized in 2021, based on estimated service period forfeitures. Activity under the Company’s nonvested stock awards and restricted share units for the years ended December 31, 2020, 2019, and 2018 was as follows:

(Shares in thousands, $ in millions)	2020		2019		2018
	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	756	$19.6	1,055	$23.7	1,320	$27.9
Granted	647	10.1	396	10.8	290	7.8
Vested	(450)	(11.2)	(681)	(14.5)	(540)	(11.7)
Forfeited	(24)	(0.6)	(14)	(0.4)	(15)	(0.3)
Nonvested, end of year	929	$17.9	756	$19.6	1,055	$23.7
The beginning of the year 2018 nonvested weighted average grant date fair value in the table above includes a $4.6 million reduction from the prior year disclosure to correct vesting and forfeiture activity related to dividend equivalents for grants under the PRSP.
Performance awards:
Performance Share Units: In 2016, the Company established the PSU award. PSU award opportunities are determined at a target number of shares, and the number of shares awarded is based on attainment of two ATI financial performance metrics. The metrics for awards through 2018 measured (1) net income attributable to ATI and (2) return on invested capital, over a three-year performance period. The metrics for the 2019 and 2020 awards measured (1) net income attributable to ATI and (2) return on capital employed, over a three-year performance period. For certain senior executives, the number of PSUs to be awarded based on the performance criteria is modified up or down by up to 20% based on the Company’s relative total shareholder return over the performance measurement period (“TSR Modifier”), but not above the maximum number of PSUs to be vested. The TSR Modifier is measured as the return of the Company’s stock price (including assumed dividend reinvestment, if any) at the end of the performance period as compared to the stock prices (including assumed dividend reinvestment, if any) of a group of industry peers. The fair value of the PSU award is measured based on the stock price at the grant date, including the effect of the TSR Modifier. The fair value of the TSR Modifier is estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over a three-year time horizon matching the TSR performance measurement period.
In 2018, 2019 and 2020, the Company awarded 456,318, 479,364 and 673,962 share units, respectively, at the target level with a weighted average grant date fair value of $12.9 million, $14.7 million and $13.5 million, respectively. The 2018, 2019 and 2020 PSU performance, and share units, each have a threshold attainment of 25% and a maximum attainment of 200% of the target financial performance metrics and target share units, measured over the applicable three-year performance period. At December 31, 2020, a maximum of 2.2 million shares have been reserved for issuance for the PSU awards. At December 31, 2020, the 2018 PSU awards vested between threshold and target attainment, and at -10% for the TSR Modifier, resulting in 301,170 shares being issued in early 2021. At December 31, 2019, the 2017 PSU awards vested above target attainment and at +20% for the TSR Modifier, resulting in the issuance of 669,898 shares. At December 31, 2018, the 2016 PSU awards vested with financial performance attainment between threshold and target and at +20% for the TSR Modifier, resulting in the issuance of 329,897 shares.
Aggregate compensation expense recognized over the three year performance periods for the 2019 and 2020 PSU awards could range from zero to $52 million, including estimated forfeitures, based on the actual financial performance attained. Compensation expense for the PSUs during the performance period is recognized based on estimates of attaining the performance criteria, including estimated forfeitures, which is evaluated on a quarterly basis. The Company recognized $11.4 million and $14.6 million of compensation expense in 2018 and 2019, respectively, for the PSU awards, and compensation income of $6.7 million in 2020 due to decreased financial performance attainment estimates, which required reversal of previously-recognized expense. As of December 31, 2020, ATI projects that performance attainment will be below threshold for both the 2019 and 2020 PSU awards. Based on these estimates, there is no cumulative unrecognized compensation expense remaining for the PSU awards. Forfeited share units in 2018, 2019 and 2020 were 21,848, 48,598 and 50,050, respectively, with a weighted average grant date fair value of $0.5 million, $1.1 million and $1.4 million, respectively.
Note 19. Income Taxes
Income (loss) before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(In millions)	2020	2019	2018
U.S.	$(1,505.4)	$190.2	$190.8
Non-U.S.	23.5	51.4	56.9
Income (loss) before income taxes	$(1,481.9)	$241.6	$247.7
The income tax provision (benefit) was as follows:

(In millions)	2020	2019	2018
Current:
Federal	$0.6	$2.2	$1.0
State	(1.1)	0.2	(0.8)
Foreign	6.7	8.1	10.1
Total	6.2	10.5	10.3
Deferred:
Federal	26.6	(4.6)	1.3
State	47.1	(40.4)	(0.5)
Foreign	(2.2)	6.0	(0.1)
Total	71.5	(39.0)	0.7
Income tax provision (benefit)	$77.7	$(28.5)	$11.0
The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision (benefit):

(In millions)	2020	2019	2018
Taxes computed at the federal rate	$(311.2)	$50.7	$52.0
Goodwill impairment	50.4	—	—
State and local income taxes, net of federal tax benefit	(0.2)	0.3	(0.5)
Valuation allowance	335.5	(90.1)	(48.0)
Repatriation of foreign earnings (GILTI )	0.2	3.5	5.4
Restructuring	—	4.2	—
Impacts of U.S. Tax Act	—	—	5.9
Foreign earnings taxed at different rate	1.7	2.7	3.2
Adjustment to prior years’ taxes	—	—	(5.8)
Withholding taxes	2.1	2.7	2.7
Preferential tax rate	(4.6)	(4.1)	(4.8)
Other	3.8	1.6	0.9
Income tax provision (benefit)	$77.7	$(28.5)	$11.0
A $287.0 million pre-tax charge for goodwill impairment (see Note 4 for additional information) included a portion that was non-deductible for tax purposes, resulting in a $50.4 million charge included as a reconciling item in the table above.
The Company recognizes deferred tax assets to the extent it believes these deferred tax assets are more likely than not to be realized. Valuation allowances are established when it is estimated that it is more likely than not the tax benefit of the deferred tax asset will not be realized. In making such determination, the Company considers all available evidence, both positive and negative, regarding the estimated future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, historical taxable income in prior carryback periods if carryback is permitted, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.  The verifiable evidence such as future reversals of existing temporary differences and the ability to carryback are considered before the subjective sources such as estimate future taxable income exclusive of temporary differences and tax planning strategies.  In situations where a three-year cumulative loss position exists, the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets is subjective. If the Company determines that it would not be able to realize its deferred tax assets in the future in excess of their recorded net amount, an adjustment to the deferred tax asset valuation allowance would result.
In 2020, ATI’s U.S. operations returned to a three-year cumulative loss position, limiting the ability to utilize future projections as verifiable sources of income when analyzing the need for a valuation allowance. The consolidated income tax provision for fiscal year 2020 includes a $335.5 million increase to the deferred tax asset valuation allowance based on an analysis of the expected more likely than not realization of deferred tax assets and liabilities within applicable expiration periods, primarily on U.S. federal and state tax attributes.
Previously, at December 31, 2019, the Company’s U.S. results reported a three-year cumulative income position, allowing the Company to utilize forecasts of future profits as a verifiable source of income when evaluating whether it was more likely than not that the deferred tax assets would be realized. The Company determined that a valuation allowance on certain net deferred tax asset balances for federal and certain state jurisdictions were no longer required. Certain individual tax attributes still required a valuation allowance based on the expected utilization of the tax attributes was not more likely than not to be realized by the Company. The change in the overall valuation allowance for 2019 included amounts utilized during the year as part of the reported effective tax rate, as well as a $45.1 million reduction at December 31, 2019 based on a change in judgment on the realizability of deferred tax assets.
The Company also maintained valuation allowances on deferred tax amounts recorded in accumulated other comprehensive loss in 2018, 2019 and 2020 of $49.3 million, $41.5 million and $50.3 million, respectively, which are not reflected in the preceding table reconciling amounts recognized in the income tax provision (benefit) recorded in the statement of operations (see Note 17). The 2019 income tax provision includes $6.0 million of tax expense for the recognition of a stranded deferred tax balance in accumulated other comprehensive loss arising from deferred tax valuation allowances that was associated with a cash flow hedge portfolio that fully settled in the fourth quarter of 2019. See Notes 14 and 17 for additional information on cash flow hedge activity.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in response to the global COVID-19 pandemic. The CARES Act enacted tax credits and various temporary changes to current tax regulations. Changes impacting the Company’s tax provision include the following:
•As part of the Tax Cuts and Jobs Act (Tax Act) in 2017, a new limitation on deductible interest expense was created, for which the Company was limited to deductible interest expense based upon 30% of adjusted taxable income. As part of the CARES Act, the limitation was increased from 30% of adjusted taxable income to 50% of adjusted taxable income for tax years 2019 and 2020. Additionally, a taxpayer is able to utilize the 2019 adjusted taxable income calculation for the 2020 tax year. The Company did not have a limitation for the 2019 tax year with the change in limitation percentage, therefore no limitation was calculated as part of the 2020 tax provision.
•Deferral of payments related to payroll taxes. The employer portion of the Social Security payroll tax payments related to tax year 2020 were deferred beginning in April 2020 and will be paid in two installments: one-half on December 31, 2021 and the remaining one-half on December 31, 2022. The Company disallowed the expense and established a deferred tax asset which will be deductible when the payments are made in 2021 and 2022.
In 2018, the Tax Act required companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, with $5.9 million included in the 2018 tax provision, shown as “Impact of U.S. tax reform” in 2018.
Additionally, the Tax Act, requires a current year inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, commonly referred to as Global Intangible Low-Taxed Income (GILTI). The impact in 2020 related to GILTI is minimal due to the global COVID-19 pandemic. In 2019 and 2018, the Company utilized pre-January 1, 2018 net operating losses (NOLs) to offset the 2019 income inclusion of $16.8 million ($3.5 million net tax effect) and to offset the 2018 income inclusion of $25.7 million ($5.4 million net tax effect). The Company has elected to recognize GILTI liabilities as an element of income tax expense in the period incurred.
In 2018, the Company was granted a preferential tax rate related to the STAL PRS joint venture operations in China for tax years 2018 through 2020. The preferential tax rate is 15%, compared to the statutory rate of 25%. As of December 31, 2020, the preferential tax rate has expired and the Company will prospectively utilize the 25% statutory tax rate pending a ruling by the Chinese government on a new preferential tax rate application.

In 2019, the Company restructured certain foreign legal entities, including the elimination of entities that were no longer cost-effective following changes of the Tax Act, which resulted in $4.2 million of tax expense related to previously-recognized net operating loss carryforwards.
Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2020 and 2019 were as follows:

(In millions)	2020	2019
Deferred income tax assets
Net operating loss tax carryovers	$309.4	$264.4
Pensions	153.8	155.5
Postretirement benefits other than pensions	86.5	83.8
Tax credits	37.7	42.6
Other items	82.9	86.1
Gross deferred income tax assets	670.3	632.4
Valuation allowance for deferred tax assets	(461.8)	(94.5)
Total deferred income tax assets	208.5	537.9
Deferred income tax liabilities
Bases of property, plant and equipment	119.2	364.2
Inventory valuation	53.3	65.5
Bases of amortizable intangible assets	12.5	23.7
Other items	35.9	27.0
Total deferred tax liabilities	220.9	480.4
Net deferred tax asset (liability)	$(12.4)	$57.5
The following summarizes the carryforward periods for the tax attributes related to NOLs and credits by jurisdiction.

($ in millions, U.S. and U.K. NOL amounts are pre-tax and all other items are after-tax)
Jurisdiction	Attribute	Amount	Expiration Period	Amount expiring within 5 years	Amount expiring in 5-20 years
U.S.	NOL	$800	20 years	$—	$800
U.S.	NOL	$126	Indefinite	$—	$—
U.S.	Foreign Tax Credit	$22	10 years	$5	$17
U.S.	Research and Development Credit	$4	20 years	$—	$4
State	NOL	$146	Various	$31	$115
State	NOL	$1	Indefinite	$—	$—
State	Credits	$11	Various	$3	$8
U.K.	NOL	$39	Indefinite	$—	$—
Poland	Economic Zone Credit	$3	7 years	$—	$3
Income taxes paid and amounts received as refunds were as follows:

(In millions)	2020	2019	2018
Income taxes paid	$7.8	$15.1	$9.7
Income tax refunds received	(2.5)	(9.2)	(1.6)
Income taxes paid, net	$5.3	$5.9	$8.1

In general, the Company is responsible for filing consolidated U.S. federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities.
Deferred taxes of $4.4 million have been recorded for foreign withholding taxes on earnings expected to be repatriated to the U.S. The Company does not intend to distribute previously taxed earnings resulting from the one-time transition tax under the Tax Act, and has not recorded any deferred taxes related to such amounts. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is indefinitely reinvested, and the determination of any deferred tax liability on this amount is not practicable.
Uncertain tax positions are recorded using a two-step process based on (1) determining whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those positions that meet the more-likely-than-not recognition threshold, the Company records the largest amount of the tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The changes in the liability for unrecognized income tax benefits for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In millions)	2020	2019	2018
Balance at beginning of year	$14.4	$14.7	$14.7
Increases in prior period tax positions	—	—	—
Decreases in prior period tax positions	—	—	(0.1)
Increases in current period tax positions	2.7	0.9	0.7
Expiration of the statute of limitations	(1.9)	(1.2)	(0.6)
Settlements	—	—	—
Balance at end of year	$15.2	$14.4	$14.7
For years ended December 31, 2020, 2019 and 2018, the liability includes $13.0 million, $11.5 million and $12.1 million, respectively, of unrecognized tax benefits that are classified within deferred income taxes as a reduction of NOL carryforwards and other tax attributes. The total estimated unrecognized tax benefit that, if recognized, would affect ATI’s effective tax rate is approximately $2 million. At this time, the Company believes that it is reasonably possible that approximately $2 million of the estimated unrecognized tax benefits as of December 31, 2020 will be recognized within the next twelve months based on the expiration of statutory review periods.
The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. The amounts accrued for interest and penalty charges for the years ended December 31, 2020, 2019 and 2018 were not significant. At December 31, 2020 and 2019, the accrued liabilities for interest and penalties related to unrecognized tax benefits were $2.3 million.and $2.7 million, respectively.
The Company, and/or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2019
States:
Pennsylvania	2017
Foreign:
China	2017
Poland	2014
United Kingdom	2018

Note 20. Per Share Information
The following table sets forth the computation of basic and diluted net income (loss) per common share:
(In millions, except per share amounts)

For the Years Ended December 31,	2020	2019	2018
Numerator:
Numerator for basic net income (loss) per common share -
Net income (loss) attributable to ATI	$(1,572.6)	$257.6	$222.4
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	12.8	12.9
3.5% Convertible Senior Notes due 2025	—	—	—
Numerator for diluted net income (loss) per common share -
Net income (loss) attributable to ATI after assumed conversions	$(1,572.6)	$270.4	$235.3
Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	126.5	125.8	125.2
Effect of dilutive securities:
Share-based compensation	—	0.8	0.8
4.75% Convertible Senior Notes due 2022	—	19.9	19.9
3.5% Convertible Senior Notes due 2025	—	—	—
Denominator for diluted net income (loss) per common share—adjusted weighted average shares and assumed conversions	126.5	146.5	145.9
Basic net income (loss) attributable to ATI per common share	$(12.43)	$2.05	$1.78
Diluted net income (loss) attributable to ATI per common share	$(12.43)	$1.85	$1.61
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 22.8 million anti-dilutive shares for 2020. There were no anti-dilutive shares for 2019 and 2018.
Note 21. Commitments and Contingencies
Future minimum rental commitments under leases are disclosed in Note 13. Commitments for expenditures on property, plant and equipment at December 31, 2020 were approximately $74.9 million.
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
At December 31, 2020, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $4 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Allegheny Technologies Incorporated and its subsidiary, ATI Titanium LLC (“ATI Titanium”), are parties to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (“USM”) and ATI Titanium entered into in 2006 (the “Supply Agreement”). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. No trial date has been set by the court given the restrictions of the pandemic. While ATI intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.
Note 22. Selected Quarterly Financial Data
(Unaudited)

	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2020 -
Sales	$955.5	$770.3	$598.0	$658.3
Gross Profit	134.8	74.7	38.1	45.2
Net income (loss)	23.6	(419.9)	(47.0)	(1,116.3)
Net income (loss) attributable to ATI	21.1	(422.6)	(50.1)	(1,121.0)
Basic income (loss) attributable to ATI per common share	$0.17	$(3.34)	$(0.40)	$(8.85)
Diluted income (loss) attributable to ATI per common share	$0.16	$(3.34)	$(0.40)	$(8.85)
Average shares outstanding	126.3	126.7	126.8	126.8
2019 -
Sales	$1,004.8	$1,080.4	$1,018.7	$1,018.6
Gross Profit	131.1	177.7	159.7	169.3
Net income	16.3	78.5	115.3	60.0
Net income attributable to ATI	15.0	75.1	111.0	56.5
Basic income attributable to ATI per common share	$0.12	$0.60	$0.88	$0.45
Diluted income attributable to ATI per common share	$0.12	$0.54	$0.78	$0.41
Average shares outstanding	125.8	126.1	126.1	126.1

Quarterly earnings per share amounts above may not add to year-to-date amounts due to rounding as well as the impact of dilutive securities for each individual quarterly period versus the year-to-date period.
First quarter 2020 results include an $8.0 million pre-tax ($5.5 million, net of tax) restructuring charge for a voluntary retirement incentive program. See Note 3 for further explanation.
Second quarter 2020 results include the following:
•$287.0 million pre-tax ($281.4 million, net of tax) goodwill impairment charge to write-off a portion of the Company’s goodwill related to its Forged Products reporting unit. See Note 4 for further explanation.
•$16.7 million pre-tax ($16.4 million, net of tax) restructuring charge related to severance charges for involuntary reductions and voluntary retirement incentive programs for the HPMC segment. See Note 3 for further explanation.
•$2.4 million pre-tax and net of tax charge for ATI’s 50% portion of severance charges recorded by the A&T Stainless joint venture. See Note 9 for further explanation.
•$21.5 million pre-tax ($21.1 million, net of tax) debt extinguishment charge for the partial redemption of the 2022 Convertible Notes. See Note 12 for further explanation.
•$99.0 million discrete tax charge related to deferred tax valuation allowances due to re-entering a three-year cumulative loss condition for U.S. Federal and state jurisdictions. See Note 19 for further explanation on deferred tax asset valuation allowances.
Third quarter 2020 results include a $2.3 million pre-tax and net of tax restructuring charge for additional employee severance actions. See Note 3 for further explanation.
Fourth quarter 2020 results include $1,105.1 million in pre-tax and net of tax restructuring and other charges, including $1,041.5 million of long-lived asset impairment charges primarily related to the AA&S segment’s Brackenridge, PA operations, which include the HRPF, as well as stainless melting and finishing operations, $33.5 million of severance-related costs for hourly and salary employees, $12.7 million of other costs related to facility idlings including asset retirement obligations and inventory valuation reserves, and $17.4 million in pre-tax charges for termination benefits for pension and postretirement medical obligations related to facility closures. See Note 3 for further explanation. Fourth quarter 2020 results also include a $26.0 million net tax benefit associated with the tax impacts of the long-lived asset impairments and other restructuring charges and associated deferred tax asset valuation allowances. See Note 19 for further explanation on deferred tax asset valuation allowances.
Second quarter 2019 results include a $29.3 million pre-tax ($27.3 million, net of tax) gain on the sale of oil and gas rights in New Mexico. See Note 11 for further explanation. Second quarter 2019 results also include a $7.7 million pre-tax ($7.2 million, net of tax) loss on the sale of two non-core forging facilities. See Note 8 for further explanation.
Third quarter 2019 results include a $62.4 million pre-tax ($60.5 million, net of tax) gain on an additional sale of oil and gas rights in New Mexico. See Note 11 for further explanation. Third quarter 2019 results also include a $6.2 million pre-tax ($6.0 million, net of tax) net gain on the sale of the Cast Products business. See Note 8 for further explanation.
Fourth quarter 2019 results include the following:
•$4.5 million pre-tax ($4.3 million, net of tax) restructuring charge to streamline ATI’s salaried workforce primarily to improve the cost competitiveness of the U.S.-based Flat Rolled Products business. See Note 3 for further explanation.
•$21.6 million pre-tax ($20.5 million, net of tax) debt extinguishment charge for the full redemption of the 2021 Notes. See Note 12 for further explanation.
•$11.4 million pre-tax ($10.8 million, net of tax) joint venture impairment charge related to the A&T Stainless joint venture. See Note 9 for further explanation.
•$41.9 million net discrete tax benefit primarily related to the reversal of a significant portion of the Company’s deferred tax valuation allowances. See Note 19 for further explanation.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
In accordance with Securities Exchange Act Rules 13-1-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an attestation report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.
(c) Changes to Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2020, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Allegheny Technologies Incorporated and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Allegheny Technologies Incorporated and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and statement of changes in consolidated equity for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 26, 2021

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” and the information concerning our executive officers required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Members of ATI's Executive Management,” in the Allegheny Technologies Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance-Board Information- Board Committees” in the 2021 Proxy Statement.
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
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Our Corporate Governance- Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2021 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2020 was as follows:

	(a)
(In thousands, except per share amounts)	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3) (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders	747	$—	5,300
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	747	$—	5,300
(1)Includes stock-settled equity awards previously granted under the Allegheny Technologies Incorporated 2020 Incentive Plan (the “2020 Incentive Plan”) and prior incentive plans. Amounts reflected for such performance-based awards represent the maximum number of shares to be awarded at the conclusion of the applicable performance cycle.
(2)Outstanding stock-settled awards are not included in this calculation.

(3)Represents shares available for issuance under the 2020 Incentive Plan (which provides for the issuance of stock options, stock appreciation rights, restricted shares, restricted stock units, performance and other stock-based awards). See Note 18. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Related Party Transactions” and “Our Corporate Governance- Board Information- Board Composition and Independence” as set forth in the 2021 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” as set forth in the 2021 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2020, 2019, and 2018
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Cash Flows — Years Ended December 31, 2020, 2019, and 2018
Statements of Changes in Consolidated Equity — Years Ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
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

4.6	Form of 5.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).
4.7
Fifth Supplemental Indenture, dated May 24, 2016, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2016 (File No. 1-12001)).

4.8	Form of 4.75% Convertible Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2016 (File No. 1-12004)).
4.9	Form of 5.875% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 22, 2019 (File No. 1-12001)).
4.10
Sixth Supplemental Indenture, dated November 19, 2019, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 22, 2019 (File No. 1-12001)).

4.11
Indenture, dated June 22, 2020, by and between the Company The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 (File No. 1-12001))

4.12	Form of 3.50% Convertible Senior Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 (File No. 1-12001))
4.13
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-12001)).

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

10.3
Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.4	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2019 (File No. 1-12001)).*
10.5
Form of Performance/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.6
Allegheny Technologies Incorporated Defined Contribution Restoration Plan, as amended and restated as of January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.7	Allegheny Technologies Incorporated 2015 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 20, 2015 (File No 1-12001)).*

Exhibit No.	Description
10.8
Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 1, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12001)).*

10.9	Form of Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-12001)).*
10.10
Allegheny Technologies Incorporated 2017 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12001)).*

10.11	Form of Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12001)).*
10.12	Form of Time-Vested Restricted Stock Unit Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12001)).*
10.13	Form of Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 1-12001)).*
10.14	Form of Time-Vested Restricted Stock Unit Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 1-12001)).*
10.15	Allegheny Technologies Incorporated 2020 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 24, 2020 (File No 1-12001)).*
10.16	Form of Time-Vested Restricted Stock Unit Agreement (Filed herewith).*
10.17	Form of Performance-Vested Restricted Stock Unit Agreement (Filed herewith).*
10.18
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

10.19	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 (File No. 1-12001)).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

ALLEGHENY TECHNOLOGIES INCORPORATED

Date:	February 26, 2021	By	/s/ Robert S. Wetherbee
Robert S. Wetherbee
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 26th day of February, 2021.

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