Form 10-Q
period 2021-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2021-04-29
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 16, 2021, the registrant had outstanding 127,203,072 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$541.7	$645.9
Accounts receivable, net	423.9	345.8
Short-term contract assets	42.0	38.9
Inventories, net	1,047.8	997.1
Prepaid expenses and other current assets	38.0	38.3
Total Current Assets	2,093.4	2,066.0
Property, plant and equipment, net	1,478.7	1,469.2
Goodwill	241.6	240.7
Other assets	254.8	259.0
Total Assets	$4,068.5	$4,034.9
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$324.8	$290.6
Short-term contract liabilities	118.7	111.8
Short-term debt and current portion of long-term debt	15.7	17.8
Other current liabilities	230.0	233.1
Total Current Liabilities	689.2	653.3
Long-term debt	1,598.4	1,550.0
Accrued postretirement benefits	321.7	326.7
Pension liabilities	642.8	673.6
Other long-term liabilities	207.1	189.9
Total Liabilities	3,459.2	3,393.5
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-127,429,740 shares at March 31, 2021 and 126,820,440 shares at December 31, 2020; outstanding-127,203,072 shares at March 31, 2021 and 126,817,768 shares at December 31, 2020	12.7	12.7
Additional paid-in capital	1,580.5	1,625.5
Retained earnings	103.0	106.5
Treasury stock: 226,668 shares at March 31, 2021 and 2,672 shares at December 31, 2020	(4.7)	—
Accumulated other comprehensive loss, net of tax	(1,208.6)	(1,223.6)
Total ATI stockholders’ equity	482.9	521.1
Noncontrolling interests	126.4	120.3
Total Equity	609.3	641.4
Total Liabilities and Equity	$4,068.5	$4,034.9

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
Sales	$692.5	$955.5

Cost of sales	606.7	820.7
Gross profit	85.8	134.8
Selling and administrative expenses	54.0	58.4
Restructuring charges	—	8.0
Operating income	31.8	68.4
Nonoperating retirement benefit expense	(6.8)	(11.2)
Interest expense, net	(23.4)	(21.9)
Other income (expense), net	1.5	(0.9)
Income before income taxes	3.1	34.4
Income tax provision	5.5	10.8
Net income (loss)	(2.4)	23.6
Less: Net income attributable to noncontrolling interests	5.5	2.5
Net income (loss) attributable to ATI	$(7.9)	$21.1

Basic net income (loss) attributable to ATI per common share	$(0.06)	$0.17

Diluted net income (loss) attributable to ATI per common share	$(0.06)	$0.16
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net income (loss)	$(2.4)	$23.6
Currency translation adjustment
Unrealized net change arising during the period	(4.8)	(23.4)
Derivatives
Net derivatives gain (loss) on hedge transactions	0.4	(12.3)
Reclassification to net income (loss) of net realized (gain) loss	(1.7)	1.8
Income taxes on derivative transactions	—	(2.5)
Total	(1.3)	(8.0)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	22.2	21.3
Prior service cost
Amortization to net income (loss) of net prior service credits	(0.5)	(0.7)
Income taxes on postretirement benefit plans	—	4.9
Total	21.7	15.7
Other comprehensive income (loss), net of tax	15.6	(15.7)
Comprehensive income	13.2	7.9
Less: Comprehensive income attributable to noncontrolling interests	6.1	1.7
Comprehensive income attributable to ATI	$7.1	$6.2
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
Operating Activities:
Net income (loss)	$(2.4)	$23.6
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	36.1	37.3
Deferred taxes	(0.4)	8.3
Net gains from disposal of property, plant and equipment	(1.2)	(2.5)
Changes in operating assets and liabilities:
Inventories	(50.8)	(25.8)
Accounts receivable	(78.1)	(39.2)
Accounts payable	34.1	(96.5)
Retirement benefits	(16.6)	(23.0)
Accrued liabilities and other	11.2	2.4
Cash used in operating activities	(68.1)	(115.4)
Investing Activities:
Purchases of property, plant and equipment	(26.4)	(29.1)
Proceeds from disposal of property, plant and equipment	1.4	2.9
Other	(0.1)	1.0
Cash used in investing activities	(25.1)	(25.2)
Financing Activities:
Payments on long-term debt and finance leases	(3.0)	(2.0)
Net borrowings (payments) under credit facilities	(3.3)	298.6
Shares repurchased for income tax withholding on share-based compensation and other	(4.7)	(7.8)
Cash provided by (used in) financing activities	(11.0)	288.8
Increase (decrease) in cash and cash equivalents	(104.2)	148.2
Cash and cash equivalents at beginning of period	645.9	490.8
Cash and cash equivalents at end of period	$541.7	$639.0
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2019	$12.7	$1,618.0	$1,679.3	$(18.2)	$(1,201.7)	$103.1	$2,193.2
Net income	—	—	21.1	—	—	2.5	23.6
Other comprehensive loss	—	—	—	—	(14.9)	(0.8)	(15.7)
Employee stock plans	—	(25.9)	—	17.4	—	—	(8.5)
Balance, March 31, 2020	$12.7	$1,592.1	$1,700.4	$(0.8)	$(1,216.6)	$104.8	$2,192.6
Balance, December 31, 2020	$12.7	$1,625.5	$106.5	$—	$(1,223.6)	$120.3	$641.4
Net income (loss)	—	—	(7.9)	—	—	5.5	(2.4)
Other comprehensive income	—	—	—	—	15.0	0.6	15.6
Cumulative effect of adoption of new accounting standard	—	(49.8)	4.4	—	—	—	(45.4)
Employee stock plans	—	4.8	—	(4.7)	—	—	0.1
Balance, March 31, 2021	$12.7	$1,580.5	$103.0	$(4.7)	$(1,208.6)	$126.4	$609.3
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2020 financial information has been derived from the Company’s audited consolidated financial statements.
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
The Company adopted this new accounting guidance related to accounting for convertible instruments effective January 1, 2021 using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. This new guidance is applicable to the Company’s 3.5% Convertible Senior Notes due 2025 (the 2025 Convertible Notes) that were issued in June 2020, for which the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. Upon adoption on January 1, 2021, long-term debt increased by $45.4 million and stockholders’ equity decreased by the same amount, representing the net impact of two adjustments: (1) the $49.8 million value of the embedded conversion, which is net of allocated offering costs, previously classified in additional paid-in capital in stockholders’ equity, and (2) a $4.4 million increase to retained earnings for the cumulative effect of adoption primarily related to the non-cash interest expense recorded in fiscal year 2020 for the amortization of the portion of the 2025 Convertible Notes allocated to stockholders’ equity. Prospectively, the reported interest expense for the 2025 Convertible Notes will no longer include the non-cash interest expense of the equity component as required under prior accounting standards and will be closer to the 3.5% cash coupon rate. There was no impact to the Company’s earnings per share calculation as it previously applied the if-converted method to the 2025 Convertible Notes given ATI’s flexibility to settle conversions of the 2025 Convertible Notes in cash, shares of ATI’s common stock or a combination thereof, at ATI’s election.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the first quarters ended March 31, 2021 and 2020 were as follows:

(in millions)	First quarter ended
	March 31, 2021			March 31, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$179.8	$74.4	$254.2	$358.8	$133.7	$492.5
Energy*	30.5	118.6	149.1	24.1	146.5	170.6
Automotive	2.0	89.5	91.5	2.0	74.5	76.5
Electronics	0.3	55.3	55.6	0.3	32.9	33.2
Construction/Mining	5.1	37.4	42.5	5.3	38.3	43.6
Food Equipment & Appliances	—	35.4	35.4	—	50.4	50.4
Medical	11.2	17.8	29.0	17.0	21.6	38.6
Other	12.0	23.2	35.2	12.8	37.3	50.1
Total	$240.9	$451.6	$692.5	$420.3	$535.2	$955.5
*Includes the oil & gas, downstream processing, and specialty energy markets.

(in millions)	First quarter ended
	March 31, 2021			March 31, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$128.3	$271.6	$399.9	$227.3	$378.8	$606.1
Asia	20.1	122.6	142.7	25.1	94.2	119.3
Europe	79.1	34.0	113.1	133.5	37.6	171.1
Canada	8.2	9.1	17.3	11.6	10.4	22.0
South America, Middle East and other	5.2	14.3	19.5	22.8	14.2	37.0
Total	$240.9	$451.6	$692.5	$420.3	$535.2	$955.5
Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. In conjunction with the Company’s announced ongoing exit of standard stainless products, ATI reclassified certain items as High-Value Products within AA&S segment results. Prior period information reflects these reclassifications. Hot-Rolling and Processing Facility conversion service sales in the AA&S segment are excluded from this presentation.

	First quarter ended
	March 31, 2021			March 31, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	36%	28%	31%	40%	31%	35%
Precision rolled strip products	—%	31%	20%	—%	22%	12%
Precision forgings, castings and components	43%	—%	15%	35%	—%	16%
Titanium and titanium-based alloys	21%	7%	12%	25%	11%	18%
Zirconium and related alloys	—%	15%	10%	—%	13%	7%
Total High-Value Products	100%	81%	88%	100%	77%	88%
Standard Products
Standard stainless products	—%	19%	12%	—%	23%	12%
Total	100%	100%	100%	100%	100%	100%

The Company maintained a backlog of confirmed orders totaling $1.5 billion and $2.1 billion at March 31, 2021 and 2020, respectively. Due to the structure of the Company’s long-term agreements, approximately 75% of this backlog at March 31, 2021 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of March 31, 2021 and December 31, 2020, accounts receivable with customers were $428.1 million and $350.1 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the three months ended March 31, 2021 and 2020:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	March 31, 2021	March 31, 2020
Balance as of beginning of fiscal year	$4.3	$4.6
Expense to increase the reserve	0.2	0.1
Write-off of uncollectible accounts	(0.3)	(0.3)
Balance as of period end	$4.2	$4.4

(in millions)
Contract Assets
Short-term	March 31, 2021	March 31, 2020
Balance as of beginning of fiscal year	$38.9	$38.5
Recognized in current year	25.7	25.1
Reclassified to accounts receivable	(19.1)	(20.2)
Impairment	—	—
Reclassification to/from contract liability	(3.5)	—
Divestiture	—	0.1
Balance as of period end	$42.0	$43.5

Long-term	March 31, 2021	March 31, 2020
Balance as of beginning of fiscal year	$—	$0.1
Recognized in current year	—	—
Reclassified to accounts receivable	—	—
Impairment	—	—
Reclassification to/from short-term	—	(0.1)
Balance as of period end	$—	$—

(in millions)
Contract Liabilities
Short-term	March 31, 2021	March 31, 2020
Balance as of beginning of fiscal year	$111.8	$78.7
Recognized in current year	57.1	71.7
Amounts in beginning balance reclassified to revenue	(43.0)	(22.1)
Current year amounts reclassified to revenue	(4.0)	(17.1)
Other	—	(0.3)
Reclassification to/from long-term and contract asset	(3.2)	3.4
Balance as of period end	$118.7	$114.3

Long-term	March 31, 2021	March 31, 2020
Balance as of beginning of fiscal year	$32.0	$25.9
Recognized in current year	24.3	7.4
Amounts in beginning balance reclassified to revenue	(0.3)	(0.2)
Current year amounts reclassified to revenue	—	—
Other	—	—
Reclassification to/from short-term	(0.3)	(3.4)
Balance as of period end	$55.7	$29.7

Contract costs for obtaining and fulfilling a contract were $5.3 million and $5.4 million as of March 31, 2021 and December 31, 2020, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.3 million, respectively.
Note 3. Inventories
Inventories at March 31, 2021 and December 31, 2020 were as follows (in millions):

	March 31, 2021	December 31, 2020
Raw materials and supplies	$224.1	$207.6
Work-in-process	736.0	690.7
Finished goods	164.0	181.6
Total inventories at current cost	1,124.1	1,079.9
Adjustment from current cost to LIFO cost basis	37.3	44.1
Inventory valuation reserves	(113.6)	(126.9)
Total inventories, net	$1,047.8	$997.1
Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains net realizable value (NRV) inventory valuation reserves to adjust carrying value of LIFO inventory to current replacement cost. These NRV reserves were $37.3 million at March 31, 2021 and $44.1 million at December 31, 2020. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2021	2020
LIFO benefit (charge)	$(6.8)	$12.0
NRV benefit (charge)	6.8	(12.0)
Net cost of sales impact	$—	$—
Note 4. Property, Plant and Equipment
Property, plant and equipment at March 31, 2021 and December 31, 2020 was as follows (in millions):

	March 31, 2021	December 31, 2020
Land	$34.8	$34.8
Buildings	569.5	564.7
Equipment and leasehold improvements	2,768.4	2,736.9
	3,372.7	3,336.4
Accumulated depreciation and amortization	(1,894.0)	(1,867.2)
Total property, plant and equipment, net	$1,478.7	$1,469.2
The construction in progress portion of property, plant and equipment at March 31, 2021 was $252.6 million. Capital expenditures on the consolidated statement of cash flows for the period ended March 31, 2021 exclude $9.2 million of completion payments that were included in property, plant and equipment and accrued at March 31, 2021.

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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment, and manufactures Precision Rolled Strip stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of March 31, 2021 were $34.1 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of March 31, 2021 were $2.5 million.

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

Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in the third quarter of 2020. ATI’s share of A&T Stainless results were losses of $0.5 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively, which is included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results.

As of March 31, 2021 and December 31, 2020, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $13.8 million and $14.0 million, respectively. For the March 31, 2021 balance of net receivables, $0.7 million was reported in prepaid expenses and other current assets and $13.1 million in other long-term assets on the consolidated balance sheet, while for December 31, 2020, $0.5 million was reported in prepaid expenses and other current assets and $13.5 million in other long-term assets. In addition, ATI evaluated the collectability of its remaining $5.5 million receivable from Tsingshan, which is reported in other long-term assets on the consolidated balance sheet, and concluded that no impairment or loss in expected value exists at this time.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.5 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.

Note 6. Supplemental Financial Statement Information
Other income (expense), net for the three months ended March 31, 2021 and 2020 was as follows:

(in millions)	Three months ended March 31,
	2021	2020
Rent and royalty income	$0.3	$0.3
Gains from disposal of property, plant and equipment, net	1.2	2.5
Net equity loss on joint ventures (See Note 5)	—	(3.7)
Total other income (expense), net	$1.5	$(0.9)
Gains from disposal of property, plant and equipment, net for the three months ended March 31, 2020 included a $2.5 million gain on the sale of certain oil and gas rights. This cash gain was reported as an investing activity on the consolidated statement of cash flows for the three months ended March 31, 2020 and is excluded from segment operating results.
Reserves for restructuring charges at March 31, 2021 consist of severance costs incurred in the fourth quarter 2019 and throughout the 2020 fiscal year, the majority of which are expected to be paid by the end of 2021. Restructuring reserves activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2020	$43.4
Additions	—
Payments	(6.5)
Balance at March 31, 2021	$36.9

The $36.9 million restructuring reserve balance at March 31, 2021 includes $28.4 million recorded in other current liabilities and $8.5 million recorded in other long-term liabilities on the consolidated balance sheet.
Note 7. Debt
Debt at March 31, 2021 and December 31, 2020 was as follows (in millions):

	March 31, 2021	December 31, 2020
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.875% Notes due 2027	350.0	350.0
Allegheny Technologies 3.5% Convertible Senior Notes due 2025	291.4	291.4
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	84.2	84.2
Allegheny Ludlum 6.95% Debentures due 2025 (b)	150.0	150.0
Term Loan due 2024	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	2.2	5.5
Finance leases and other	51.4	48.0
Debt issuance costs	(15.1)	(14.5)
Equity component of convertible debt	—	(46.8)
Total debt	1,614.1	1,567.8
Short-term debt and current portion of long-term debt	15.7	17.8
Total long-term debt	$1,598.4	$1,550.0

(a) Bearing interest at 7.875% effective February 15, 2016.
(b) The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.

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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. The Company does not meet this required fixed charge coverage ratio at March 31, 2021. As a result, the Company is unable to access this remaining 12.5%, or $87.5 million, of the ABL facility until it meets the required ratio. Additionally, the Company must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 4.75% Convertible Notes due 2022 and the 5.875% Notes due 2023. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of March 31, 2021, there were no outstanding borrowings under the revolving portion of the ABL facility, and $42.8 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first quarter of 2021. There were average revolving credit borrowings of $53 million bearing an average annual interest rate of 2.6% under the ABL facility for the first quarter of 2020.
2025 Convertible Notes

During 2020, the Company issued $291.4 million aggregate principal amount of 2025 Convertible Notes. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the first quarter ended March 31, 2021. Remaining deferred issuance costs were $7.8 million at March 31, 2021. The Company does not have the right to redeem the 2025 Convertible Notes prior to June 15, 2023. On or after June 15, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the 2025 Convertible Notes, at its option, at a redemption price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest if the last reported sale price of ATI’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which ATI provides written notice of redemption.

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

As a result of this flexible settlement feature of the 2025 Convertible Notes, the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. The value of the embedded conversion option was determined to be $51.4 million based on the estimated fair value of comparable senior unsecured debt without the conversion feature, using an income approach of expected present value. During the 2020 fiscal year, the equity component was amortized as additional non-cash interest expense, commonly referred to as phantom yield, over the term of the 2025 Convertible Notes using the effective interest method. As a result, as of December 31, 2020, $49.8 million of the 2025 Convertible Notes was recorded in additional paid-in-capital in stockholders’ equity ($51.4 million of the gross $291.4 million, net of $1.6 million of allocated offering costs). Due to the non-cash phantom yield and including debt issue cost amortization, the 2025 Convertible Notes had reported interest expense in 2020 at an 8.4% rate, higher than the 3.5% cash coupon rate. Effective January 1, 2021, ATI early-adopted new accounting guidance as discussed in Note 1 that eliminated the equity component classification of the embedded conversion option, as well as the phantom yield portion of interest expense on a prospective basis. Upon adoption on January 1, 2021, long-term debt increased by $45.4 million, representing the $46.8 million equity component of convertible debt as of December 31, 2020 in the above table, net of reclassified debt issue costs.

ATI entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2025 Convertible Notes or their respective affiliates (collectively, the Counterparties). The capped call transactions are expected generally to reduce potential dilution to ATI’s common stock upon any conversion of the 2025 Convertible Notes and/or offset any cash payments ATI is required to make in excess of the principal amount of converted 2025 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions initially is approximately $19.76 per share, and is subject to adjustments under the terms of the capped call transactions.
2022 Convertible Notes

As of March 31, 2021, the Company had $84.2 million of aggregate principal amount of the 2022 Convertible Notes outstanding, which mature on July 1, 2022. Interest on the 2022 Convertible Notes at 4.75% cash coupon rate is payable semi-annually in arrears on each January 1 and July 1. Including amortization of deferred issuance costs, the effective interest rate is 5.4%. Remaining deferred issuance costs were $0.6 million at March 31, 2021.

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2021, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 6 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 10% of a single year’s estimated nickel raw material purchase requirements.
At March 31, 2021, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At March 31, 2021, the Company hedged approximately 75% of the Company’s forecasted domestic requirements for natural gas for the remainder of 2021 and approximately 25% for 2022.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2021, the Company had no significant outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, was amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021.
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

(In millions) Asset derivatives	Balance sheet location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	$—
Nickel and other raw material contracts	Prepaid expenses and other current assets	2.1	3.7
Natural gas contracts	Prepaid expenses and other current assets	0.5	0.2
Nickel and other raw material contracts	Other assets	0.4	0.7
Natural gas contracts	Other assets	0.1	0.2
Total derivatives designated as hedging instruments		$3.2	$4.8
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1.0	$1.0
Natural gas contracts	Other current liabilities	0.1	0.3
Nickel and other raw material contracts	Other current liabilities	0.9	0.1
Interest rate swap	Other long-term liabilities	1.7	2.5
Natural gas contracts	Other long-term liabilities	—	0.1
Total derivatives designated as hedging instruments		$3.7	$4.0
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of March 31, 2021. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 14 for further explanation).

Assuming market prices remain constant with those at March 31, 2021, a pre-tax gain of $0.7 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2021 and 2020 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended March 31,		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Nickel and other raw material contracts	$(0.6)	$(6.2)	$1.5	$(0.2)
Natural gas contracts	0.4	(1.2)	—	(1.0)
Foreign exchange contracts	0.1	(0.1)	—	—
Interest rate swap	0.4	(1.9)	(0.2)	(0.2)
Total	$0.3	$(9.4)	$1.3	$(1.4)
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
Note 9. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2021 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$541.7	$541.7	$541.7	$—
Derivative financial instruments:
Assets	3.2	3.2	—	3.2
Liabilities	3.7	3.7	—	3.7
Debt (a)	1,629.2	1,938.4	1,684.8	253.6

The estimated fair value of financial instruments at December 31, 2020 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$645.9	$645.9	$645.9	$—
Derivative financial instruments:
Assets	4.8	4.8	—	4.8
Liabilities	4.0	4.0	—	4.0
Debt (a)	1,629.1	1,847.7	1,594.2	253.5
(a)The total carrying amount for debt for both periods excludes debt issuance costs related to the recognized debt liability which is presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The December 31, 2020 debt carrying value includes $46.8 million for the unamortized balance of the portion of the 2025 Convertible Notes recorded in stockholders’ equity due to the flexible settlement feature of the notes. Effective January 1, 2021, ATI early-adopted new accounting guidance that eliminated the equity component classification of the embedded conversion option of the 2025 Convertible Notes (see Note 1).

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
Note 10. Retirement Benefits
The Company has defined contribution retirement plans or defined benefit pension plans covering substantially all employees. Company contributions to defined contribution retirement plans are generally based on a percentage of eligible pay or based on hours worked. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended (IRC). The Company also sponsors several postretirement plans covering certain collectively-bargained salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. In most retiree health care plans, Company contributions towards premiums are capped based on the cost as of a certain date, thereby creating a defined contribution. All defined benefit pension and retiree health care plans are closed to new entrants.
For the three month periods ended March 31, 2021 and 2020, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
Service cost - benefits earned during the year	$3.8	$3.2	$0.3	$0.5
Interest cost on benefits earned in prior years	17.1	21.5	2.1	2.7
Expected return on plan assets	(34.1)	(33.6)	—	—
Amortization of prior service cost (credit)	0.2	0.2	(0.7)	(0.9)
Amortization of net actuarial loss	18.9	18.6	3.3	2.7
Total retirement benefit expense	$5.9	$9.9	$5.0	$5.0

Note 11. Income Taxes

The provision for income taxes for the first quarter ended March 31, 2021 was $5.5 million. In the second quarter 2020, the Company entered into a three-year cumulative loss within the United States, limiting the Company’s ability to utilize future projections when analyzing the need for a valuation allowance, therefore limiting sources of income as part of the analysis. ATI continues to maintain valuation allowances on its’ U.S. federal and state deferred tax assets, as well as for certain foreign jurisdictions. Throughout 2020, the Company calculated the provision for income taxes based upon actual year to date results due to the uncertainty of future projections as a result of the global pandemic. For 2021, the Company continues to be unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for the Company’s U.S. operations could produce a significant variation in its annual effective tax rate. As a result, the Company recorded income tax for the quarter ended March 31, 2021 based upon an annual effective tax rate for its foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to its U.S. jurisdictions. The current year tax expense is mainly attributable to the Company’s foreign operations. The tax provision for the first quarter 2020 ended March 31, 2020 was $10.8 million, or 31.4%, of income before taxes, based on the actual year to date effective rate for this period.

Note 12. Business Segments
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). In the fourth quarter 2020, the Company changed its segment performance measure from segment operating profit to segment EBITDA, based on internal reporting changes. Prior period results are presented using the new performance measure. The measure of segment EBITDA excludes all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other charges, debt extinguishment charges and non-operating gains or losses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended March 31,
	2021	2020
Total sales:
High Performance Materials & Components	$265.2	$448.5
Advanced Alloys & Solutions	476.0	587.6
	741.2	1,036.1
Intersegment sales:
High Performance Materials & Components	24.3	28.2
Advanced Alloys & Solutions	24.4	52.4
	48.7	80.6
Sales to external customers:
High Performance Materials & Components	240.9	420.3
Advanced Alloys & Solutions	451.6	535.2
	$692.5	$955.5

	Three months ended March 31,
	2021	2020
EBITDA:
High Performance Materials & Components	$24.6	$76.6
Advanced Alloys & Solutions	49.7	41.1
Total segment EBITDA	74.3	117.7
LIFO and net realizable value reserves	—	—
Corporate expenses	(12.2)	(12.3)
Closed operations and other income (expense)	0.5	(6.3)
Total ATI Adjusted EBITDA	62.6	99.1

Depreciation & amortization (a)	(36.1)	(37.3)
Interest expense, net	(23.4)	(21.9)
Restructuring and other charges	—	(8.0)
Gain on asset sales	—	2.5
Income before income taxes	$3.1	$34.4

(a) The following is depreciation & amortization by each business segment:

	Three months ended March 31,
	2021	2020

High Performance Materials & Components	$19.6	$19.5
Advanced Alloys & Solutions	15.5	17.0
Other	1.0	0.8
	36.1	37.3

Closed operations and other income in the first quarter 2021 compared to expense in the first quarter of 2020 reflects lower costs at closed facilities, including retirement benefit expense, insurance and legal costs, and real estate and other facility costs, and changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation.

Restructuring and other charges for the first quarter of 2020 are comprised of severance obligations for the reduction of approximately 90 positions for a voluntary retirement incentive program for eligible salaried employees.

The $2.5 million gain on asset sales for the first quarter 2020 consists of a gain on the sale of certain oil and gas rights (see Note 6).

The Company’s collective bargaining agreement (CBA) with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW) involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike, which remains ongoing. ATI continues to negotiate in good faith with the USW in an attempt to reach a new labor agreement.

Note 13. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three months ended
(In millions, except per share amounts)	March 31,
	2021	2020
Numerator:
Numerator for basic income (loss) per common share –
Net income (loss) attributable to ATI	$(7.9)	$21.1
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	2.3
3.5% Convertible Senior Notes due 2025	—	—
Numerator for diluted income (loss) per common share –
Net income (loss) attributable to ATI after assumed conversions	$(7.9)	$23.4
Denominator:
Denominator for basic net income (loss) per common share – weighted average shares	126.8	126.1
Effect of dilutive securities:
Share-based compensation	—	0.4
4.75% Convertible Senior Notes due 2022	—	19.9
3.5% Convertible Senior Notes due 2025	—	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	126.8	146.4
Basic net income (loss) attributable to ATI per common share	$(0.06)	$0.17
Diluted net income (loss) attributable to ATI per common share	$(0.06)	$0.16
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 25.7 million anti-dilutive shares for the three months ended March 31, 2021. There were no anti-dilutive shares for the three months ended March 31, 2020.

Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three month period ended March 31, 2021 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2020		$(1,119.9)		$(55.5)		$2.1		$(50.3)	$(1,223.6)
OCI before reclassifications		—		(5.4)		0.3		—	(5.1)
Amounts reclassified from AOCI	(a)	16.5	(b)	—	(c)	(1.3)	(d)	4.9	20.1
Net current-period OCI		16.5		(5.4)		(1.0)		4.9	15.0
Balance, March 31, 2021		$(1,103.4)		$(60.9)		$1.1		$(45.4)	$(1,208.6)
Attributable to noncontrolling interests:
Balance, December 31, 2020		$—		$21.2		$—		$—	$21.2
OCI before reclassifications		—		0.6		—		—	0.6
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		0.6		—		—	0.6
Balance, March 31, 2021		$—		$21.8		$—		$—	$21.8

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 8).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.
The changes in AOCI by component, net of tax, for the three month period ended March 31, 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 31, 2019		$(1,083.1)		$(76.6)		$(0.5)	$(41.5)	$(1,201.7)
OCI before reclassifications		—		(22.6)		(9.4)	—	(32.0)
Amounts reclassified from AOCI	(a)	15.7	(b)	—	(c)	1.4	—	17.1
Net current-period OCI		15.7		(22.6)		(8.0)	—	(14.9)
Balance, March 31, 2020		$(1,067.4)		$(99.2)		$(8.5)	$(41.5)	$(1,216.6)
Attributable to noncontrolling interests:
Balance, December 31, 2019		$—		$9.8		$—	$—	$9.8
OCI before reclassifications		—		(0.8)		—	—	(0.8)
Amounts reclassified from AOCI		—	(b)	—		—	—	—
Net current-period OCI		—		(0.8)		—	—	$(0.8)
Balance, March 31, 2020		$—		$9.0		$—	$—	$9.0

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
Reclassifications out of AOCI for the three month periods ended March 31, 2021 and 2020 were as follows:

	Amounts reclassified to AOCI
Details about AOCI Components (In millions)	Three months ended March 31, 2021	Three months ended March 31, 2020		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.5	$0.7	(a)
Actuarial losses	(22.2)	(21.3)	(a)
	(21.7)	(20.6)	(c)	Total before tax
	(5.2)	(4.9)		Tax benefit (d)
	$(16.5)	$(15.7)		Net of tax
Derivatives
Nickel and other raw material contracts	$2.0	$(0.3)	(b)
Natural gas contracts	—	(1.3)	(b)
Foreign exchange contracts	—	—	(b)
Interest rate swap	(0.3)	(0.2)	(b)
	1.7	(1.8)	(c)	Total before tax
	0.4	(0.4)		Tax expense (benefit) (d)
	$1.3	$(1.4)		Net of tax

(a)Amounts are reported in nonoperating retirement benefit expense (see Note 10).
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

At March 31, 2021, the Company’s reserves for environmental remediation obligations totaled approximately $13 million, of which $4 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing approximately 40% of total sales, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, downstream processing, and specialty energy. In aggregate, these markets represent about 60% of our revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in next-generation jet engines and 3D-printed aerospace products.

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

ATI reported first quarter 2021 sales of $692.5 million and income before tax of $3.1 million, compared to sales of $955.5 million and income before tax of $34.4 million for the first quarter of 2020. Our gross profit for the first quarter of 2021 was $85.8 million, or 12.4% of sales, a $49.0 million decrease, and a 170 basis point decrease, compared to the first quarter 2020, largely due to weakened market conditions resulting from the COVID-19 pandemic. Operating income was $31.8 million for the first quarter 2021, compared to operating income of $68.4 million for the first quarter 2020. First quarter 2020 results include an $8.0 million restructuring charge for a voluntary retirement incentive program for eligible salaried employees.

Nonoperating items included $6.8 million in nonoperating retirement benefit expense in the first quarter 2021, compared to $11.2 million in the prior year period. First quarter 2020 other (nonoperating) income/expense included a $2.5 million gain resulting from the sale of certain oil and gas rights. First quarter 2021 results include $5.5 million of income tax expense, primarily for foreign operations, as ATI continues to maintain a valuation allowance on its U.S. deferred tax assets. Net loss attributable to ATI was $7.9 million, or ($0.06) per share, in the first quarter of 2021, compared to net income attributable to ATI of $21.1 million, or $0.16 per share, for the first quarter of 2020. Adjusted EBITDA was $62.6 million, or 9.0% of sales, for the first quarter 2021, and $99.1 million, or 10.4% of sales, for the prior year first quarter. See the Financial Condition and Liquidity section of Management’s Discussion and Analysis for these non-GAAP definitions and calculations.

While first quarter 2021 results began to benefit from the ongoing modest recovery in jet engine production, they still reflect continued weakened market conditions resulting from the COVID-19 pandemic. We continued our solid balance sheet and cash and liquidity positions during the first quarter of 2021 to support our ability to meet customer obligations and succeed in this economic environment. To help further mitigate the financial impact from these market conditions, including reduced aerospace and consumer demand stemming from the COVID-19 pandemic, ATI proactively implemented workforce reduction initiatives in 2020. These actions helped to better align our cost structure to expected demand. Additionally, we began strategic transformation efforts within the AA&S segment to eliminate production of standard stainless sheet products in 2021. Since the beginning of 2021, we have signed significant long-term customer agreements that are expected to increase AA&S revenues and improve segment profitability and cash flow. These actions provide a strong foundation in response to the economic challenges created by the COVID-19 pandemic.

ATI’s collective bargaining agreement (CBA) with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW) involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike, which remains ongoing. This labor action did not have a significant impact on the first quarter 2021 results, and ATI continues to work to minimize the operational disruption and financial impact from the strike as the negotiation process to reach a new labor agreement continues.

Compared to the first quarter 2020, sales decreased 43% in the HPMC business segment and decreased 16% in the AA&S business segment. In HPMC, first quarter 2021 sales to the aerospace & defense markets were 50% lower, primarily resulting from a 62% decrease in sales to the commercial aerospace market. This decline was partially offset by an increase in defense market sales. Compared to the prior year period, lower AA&S sales were largely due to a 19% decline in energy market sales and a 51% decline in sales to the commercial aerospace market.

In aggregate, ATI’s aerospace & defense markets sales decreased 48% to $254.2 million in the first quarter 2021, compared to the first quarter 2020. HPMC sales of next-generation jet engine products, which represented 41% of total first quarter 2021 HPMC jet engine product sales, decreased 63% compared to the first quarter 2020.

Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues for the three month periods ended March 31, 2021 and 2020 were as follows:

	Three months ended		Three months ended
Markets	March 31, 2021		March 31, 2020
Aerospace & Defense:
Jet Engines- Commercial	$106.1	15%	$272.2	29%
Airframes- Commercial	58.2	9%	134.9	14%
Defense	89.9	13%	85.4	9%
Total Aerospace & Defense	$254.2	37%	$492.5	52%
Energy:
Oil & Gas	82.5	12%	118.1	12%
Specialty Energy	66.6	10%	52.5	6%
Total Energy	149.1	22%	170.6	18%
Automotive	91.5	13%	76.5	8%
Electronics	55.6	8%	33.2	3%
Construction/Mining	42.5	6%	43.6	5%
Food Equipment & Appliances	35.4	5%	50.4	5%
Medical	29.0	4%	38.6	4%
Other	35.2	5%	50.1	5%
Total	$692.5	100%	$955.5	100%
For the first quarter 2021, international sales of $293 million, or 42% of total sales, decreased from $349 million, or 37% of total sales, in the first quarter 2020. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.
Sales of our high-value products represented 88% of total sales, the majority of which were to our aerospace & defense customers, for the three months ended March 31, 2021. Comparative information for our major high-value and standard products based on their percentages of revenues are shown below. In conjunction with the announced ongoing exit of standard stainless products, ATI reclassified certain items in the AA&S segment as High-Value Products. Prior period information reflects these reclassifications. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation. We expect to cease production of standard stainless products by the end of fiscal year 2021.

	Three months ended March 31,
	2021	2020
High-Value Products
Nickel-based alloys and specialty alloys	31%	35%
Precision rolled strip products	20%	12%
Precision forgings, castings and components	15%	16%
Titanium and titanium-based alloys	12%	18%
Zirconium and related alloys	10%	7%
Total High-Value Products	88%	88%
Standard Products
Standard stainless products	12%	12%
Grand Total	100%	100%

Segment EBITDA for the first quarter 2021 was $74.3 million, or 10.7% of sales, compared to segment EBITDA of $117.7 million, or 12.3% of sales, for the first quarter of 2020. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, excludes all effects of LIFO inventory accounting and any related changes in net realizable value (NRV) inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other charges, debt extinguishment charges and non-operating gains or losses. Results on our management basis of reporting were as follows (in millions):

	Three months ended March 31,
	2021	2020
Sales:
High Performance Materials & Components	$240.9	$420.3
Advanced Alloys & Solutions	451.6	535.2
Total external sales	$692.5	$955.5

EBITDA:
High Performance Materials & Components	$24.6	$76.6
% of Sales	10.2%	18.2%
Advanced Alloys & Solutions	49.7	41.1
% of Sales	11.0%	7.7%
Total segment EBITDA	$74.3	$117.7
% of Sales	10.7%	12.3%

LIFO and net realizable value reserves	—	—
Corporate expenses	(12.2)	(12.3)
Closed operations and other income (expense)	0.5	(6.3)
Total ATI Adjusted EBITDA	62.6	99.1

Depreciation & amortization	(36.1)	(37.3)
Interest expense, net	(23.4)	(21.9)
Restructuring and other charges	—	(8.0)
Gain on asset sales	—	2.5
Income before income taxes	$3.1	$34.4

Business Segment Results
High Performance Materials & Components Segment
First quarter 2021 sales were $240.9 million, decreasing 43% compared to the first quarter 2020. Sales to the aerospace and defense markets were 50% lower, reflecting a 62% decrease in sales to the commercial aerospace market resulting from the global COVID-19 pandemic. This decrease was partially offset by a 55% increase in defense market sales. Sales of next-generation jet engine products represented 41% of total first quarter 2021 HPMC jet engine product sales.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2021 and 2020 is as follows:

	Three months ended		Three months ended
Markets	March 31, 2021		March 31, 2020
Aerospace & Defense:
Jet Engines- Commercial	$95.9	40%	$247.1	59%
Airframes- Commercial	26.5	11%	74.8	18%
Defense	57.4	24%	36.9	8%
Total Aerospace & Defense	179.8	75%	358.8	85%
Energy:
Oil & Gas	8.3	3%	12.5	3%
Specialty Energy	22.2	9%	11.6	3%
Total Energy	30.5	12%	24.1	6%
Medical	11.2	5%	17.0	4%
Construction/Mining	5.1	2%	5.3	1%
Other	14.3	6%	15.1	4%
Total	$240.9	100%	$420.3	100%
International sales represented 47% of total segment sales for the first quarter 2021. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended March 31, 2021 and 2020, is as follows:

	Three months ended March 31,
	2021	2020
High-Value Products
Precision forgings, castings and components	43%	35%
Nickel-based alloys and specialty alloys	36%	40%
Titanium and titanium-based alloys	21%	25%
Total High-Value Products	100%	100%
Segment EBITDA in the first quarter 2021 decreased to $24.6 million, or 10.2% of total sales, compared to $76.6 million, or 18.2% of total sales, for the first quarter 2020. Lower overall demand, including lower sales of higher-margin next-generation jet engine products, and reduced asset utilization rates negatively impacted operating margins.
Although a modest recovery has begun in the first quarter of 2021, HPMC financial results continued to experience weakness due to demand disruptions in the aerospace & defense and energy markets as a result of the COVID-19 pandemic. Most production facilities continued to operate at lower utilization rates, leading to cost inefficiencies, along with weaker profit margins on transactional business due to intense market competition. These market conditions are presently expected to continue through at least the first half of 2021.

Advanced Alloys & Solutions Segment
First quarter 2021 sales were $451.6 million, decreasing 16% compared to the first quarter 2020. Sales to specialty energy generation markets were 8% higher compared to the prior year period, while total sales to all energy markets, which also include oil & gas and downstream processing, were 19% lower. Commercial aerospace market sales declined 51%, reflecting lower aerospace demand due to the COVID-19 pandemic. Sales for electronic applications were 68% higher year-over-year, driven by demand in Asia, primarily in China, and sales of automotive markets products also increased. Sales of high-value products were 10% lower, largely due to a 47% decline in titanium and titanium-based alloys and a 24% decline in nickel-based alloys and specialty alloys, partially offset by a 25% increase in sales of precision-rolled strip products, primarily from ATI's STAL joint venture in China.

Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2021 and 2020 is as follows:

	Three months ended		Three months ended
Markets	March 31, 2021		March 31, 2020
Energy:
Oil & Gas	$74.2	16%	$105.6	20%
Specialty Energy	44.4	10%	40.9	7%
Total Energy	118.6	26%	146.5	27%
Automotive	89.5	20%	74.5	14%
Aerospace & Defense:
Jet Engines- Commercial	10.2	3%	25.1	5%
Airframes- Commercial	31.7	7%	60.3	11%
Defense	32.5	7%	48.3	9%
Total Aerospace & Defense	74.4	17%	133.7	25%
Electronics	55.3	12%	32.9	6%
Construction/Mining	37.4	8%	38.3	7%
Food Equipment & Appliances	35.4	8%	50.4	9%
Other	41.0	9%	58.9	12%
Total	$451.6	100%	$535.2	100%
International sales represented 40% of total segment sales for the first quarter 2021, compared to 29% in the prior year’s first quarter. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended March 31, 2021 and 2020, are presented in the following table. In conjunction with the announced ongoing exit of standard stainless products, ATI reclassified certain items as High-Value Products. Prior period information reflects these reclassifications. HRPF conversion service sales are excluded from this presentation. We expect to cease production of standard stainless products by the end of fiscal year 2021.

	Three months ended March 31,
	2021	2020
High-Value Products
Precision rolled strip products	31%	22%
Nickel-based alloys and specialty alloys	28%	31%
Zirconium and related alloys	15%	13%
Titanium and titanium-based alloys	7%	11%
Total High-Value Products	81%	77%
Standard Products
Standard stainless products	19%	23%
Grand Total	100%	100%
Segment EBITDA was $49.7 million, or 11.0% of sales, for the first quarter 2021, compared to segment EBITDA of $41.1 million, or 7.7% of sales, for the first quarter 2020. The improvement in segment EBITDA included $16.7 million in benefits from rising raw material prices, particularly nickel, at our Specialty Rolled Products business. Cost cutting measures enacted in 2020 continued to benefit operating margins as production volumes increased during the first quarter 2021. However, lower overall demand and reduced asset utilization rates negatively impacted operating margins. First quarter 2021 results also include record earnings at our Precision Rolled Strip joint venture in China along with lower retirement benefit expense of approximately $3 million.
Although a modest recovery has begun in the first quarter of 2021, AA&S financial results continued to experience weakness in the first quarter 2021 due to demand disruptions in the aerospace, energy and general industrial markets as a result of the COVID-19 pandemic. Most production facilities continued to operate at lower utilization rates, leading to cost inefficiencies, along with weaker profit margins due to intense market competition. These market conditions are presently expected to continue through at least the first half of 2021.

Corporate Items

There was no net effect on our results of operations for changes in LIFO and NRV inventory reserves for the first quarters of 2021 and 2020. For the first quarter of 2021, LIFO inventory valuation reserve charges of $6.8 million were offset by declines of the same magnitude in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the first quarter of 2020, LIFO inventory valuation reserve benefits of $12.0 million were offset by increases of the same magnitude in the NRV inventory reserves. The NRV inventory reserve balance was $37.3 million at March 31, 2021.

Corporate expenses for the first quarter of 2021 were $12.2 million, compared to $12.3 million for the first quarter 2020. Corporate administrative costs were lower in 2021 due to prior cost reduction actions, while prior year first quarter corporate costs benefited from reversals of previously-recognized incentive compensation expenses due to COVID-19 pandemic impacts.

Closed operations and other income for the first quarter 2021 was $0.5 million, compared to expense of $6.3 million for the first quarter 2020. These declines reflect lower costs at closed facilities, including retirement benefit expense, insurance and legal costs, and real estate and other facility costs, and changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation.

The following is depreciation & amortization by each business segment:

	Three months ended March 31,
	2021	2020

High Performance Materials & Components	$19.6	$19.5
Advanced Alloys & Solutions	15.5	17.0
Other	1.0	0.8
	36.1	37.3

Interest expense, net of interest income, in the first quarter 2021 was $23.4 million, compared to net interest expense of $21.9 million for the first quarter 2020, reflecting reduced interest income in the current year quarter. Capitalized interest reduced interest expense by $1.3 million in the first quarter 2021 and $2.1 million in the first quarter 2020.

An $8.0 million restructuring charge was recorded in the first quarter of 2020 for a voluntary retirement incentive program for eligible salaried employees, which was excluded from segment EBITDA. Cash payments associated with cost reduction programs implemented in the fourth quarter 2019 and throughout the 2020 fiscal year were $6.5 million in the first quarter of 2021. The majority of the $36.9 million of remaining reserves associated with these cost reduction programs as of March 31, 2021 are expected to be paid by the end of 2021.
During the first quarter of 2020, we recognized a $2.5 million cash gain for the sale of certain oil and gas rights. This non-core asset sale gain is reported in other income/expense, net, on the consolidated statement of income and is excluded from segment EBITDA.
Income Taxes

The provision for income taxes for the first quarter ended March 31, 2021 was $5.5 million. In the second quarter 2020, we entered into a three-year cumulative loss within the United States, limiting our ability to utilize future projections when analyzing the need for a valuation allowance, therefore limiting sources of income as part of the analysis. We continue to maintain valuation allowances on our U.S. federal and state deferred tax assets, as well as for certain foreign jurisdictions. Throughout 2020, we calculated the provision for income taxes based upon actual year to date results due to the uncertainty of future projections as a result of the global pandemic. For 2021, we continue to be unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for our U.S. operations could produce a significant variation in our annual effective tax rate. As a result, we recorded income tax for the quarter ended March 31, 2021 based upon an annual effective tax rate for our foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to our U.S. jurisdictions. The current year tax expense is mainly attributable to our foreign operations. The tax provision for the first quarter 2020 ended March 31, 2020 was $10.8 million, or 31.4%, of income before taxes, based on the actual year to date effective rate for this period.

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
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. We did not meet this required fixed charge coverage ratio at March 31, 2021. As a result, we are unable to access this remaining 12.5%, or $87.5 million, of the ABL facility until we meet the required ratio. Additionally, we must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 2022 Convertible Notes and the 5.875% Notes due 2023. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.
As of March 31, 2021, there were no outstanding borrowings under the revolving portion of the ABL facility, and $42.8 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first quarter of 2021. There were average revolving credit borrowings of $53 million bearing an average annual interest rate of 2.6% under the ABL facility for the first quarter of 2020.
At March 31, 2021, we had $542 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $360 million, for total liquidity of approximately $900 million. We do not expect to pay any significant U.S. federal or state income taxes in the next several years due to net operating loss carryforwards.

We contributed $17.5 million to our U.S. qualified defined benefit pension plans in the first quarter of 2021. As a result of the American Rescue Plan Act (ARPA) enacted in March 2021, the rules governing pension funding calculations have changed. As presently adopted by ATI, pending additional IRS guidance, we are not required to make any additional contributions to these pension plans during fiscal year 2021, and our prior contributions have generated a credit balance that may be utilized to offset future minimum required contributions. Prior to the ARPA changes, our fiscal year 2021 funding requirements were approximately $87 million. Using our long-term weighted average expected rate of return on pension plan assets of 6.78%, we now expect to have average annual minimum funding requirements of approximately $10 million to these pension plans for the next few years after 2021, a significant decrease from the prior $50 million average annual estimate over that period. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets and the discount rates used to measure pension liabilities. We may elect to contribute additional amounts to these pension plans to improve their funded position, or we may elect to use a portion of our credit balance in lieu of cash contributions based on other capital allocation priorities.
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

Cash Flow and Working Capital

For the three months ended March 31, 2021, cash used in operations was $68.1 million, primarily due to an $84.2 million increase in managed working capital related to increased business activity. Other significant 2021 operating cash flow items included $17.5 million in contributions to a U.S. defined benefit pension plan and payment of 2020 annual incentive compensation, partially offset by receipt of an advance payment as part of a long-term supply agreement in 2021. The cash used in operations of $115.4 million for the three months ended March 31, 2020 was largely due to a $134.7 million use from higher managed working capital balances from increased business activity, $27.9 million in contributions to a U.S. defined benefit pension plan, and payment of 2019 annual incentive compensation.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At March 31, 2021, managed working capital increased as a percentage of annualized total ATI sales to 41.5% compared to 40.5% at December 31, 2020. The $84.2 million increase in managed working capital at March 31, 2021 from December 31, 2020 is detailed in the table below. Days sales outstanding, which measures actual collection timing for accounts receivable, was consistent as of March 31, 2021 compared to year end 2020. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, were also consistent as of March 31, 2021 compared to year end 2020.

The components of managed working capital at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
(In millions)	2021	2020
Accounts receivable	$423.9	$345.8
Short-term contract assets	42.0	38.9
Inventory	1,047.8	997.1
Accounts payable	(324.8)	(290.6)
Short-term contract liabilities	(118.7)	(111.8)
Subtotal	1,070.2	979.4
Allowance for doubtful accounts	4.2	4.3
Adjustment from current cost to LIFO cost basis	(37.3)	(44.1)
Inventory valuation reserves	113.6	126.9
Managed working capital	$1,150.7	$1,066.5
Annualized prior 3 months sales	$2,770.0	$2,633.2
Managed working capital as a % of annualized sales	41.5%	40.5%
Change in managed working capital from December 31, 2020	$84.2
Cash used in investing activities was $25.1 million in the first three months of 2021, reflecting $26.4 million in capital expenditures primarily related to HPMC growth projects including the new iso-thermal press and heat-treating expansion in Cudahy, WI. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility. Cash used in financing activities was $11.0 million in the first quarter of 2021.
At March 31, 2021, cash and cash equivalents on hand totaled $541.7 million, a decrease of $104.2 million from year end 2020. Cash and cash equivalents held by our foreign subsidiaries was $87.6 million at March 31, 2021, of which $34.1 million was held by the STAL joint venture.

Debt
Total debt outstanding of $1,629.2 million at March 31, 2021 was consistent compared to December 31, 2020. Total debt outstanding as described above excludes debt issuance costs and the December 31, 2020 amount includes $46.8 million for the unamortized balance of the portion of the 2025 Convertible Notes recorded in stockholders’ equity due to the flexible settlement feature of the notes. ATI adopted new accounting guidance in 2021 that reclassifies this portion of the 2025 Convertible Notes recorded in stockholders’ equity to long-term debt (see below for further discussion).
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
All of these leverage ratios worsened in 2021, primarily as a result of lower earnings. As of March 31, 2021, as calculated on a twelve month trailing basis, our debt to Adjusted EBITDA ratio was 10.20, compared to 8.30 at December 31, 2020, and net debt to Adjusted EBITDA ratio was 6.81, compared to 5.01 at December 31, 2020.

	Three months ended		Latest 12 months ended	Fiscal year ended
	March 31, 2021	March 31, 2020	March 31, 2021	December 31, 2020

Income (loss) before income taxes	$3.1	$34.4	$(1,513.2)	$(1,481.9)
Interest expense	23.4	21.9	95.9	94.4
Depreciation and amortization	36.1	37.3	142.1	143.3
Restructuring and other charges	—	8.0	1,124.1	1,132.1
Joint venture restructuring charge	—	—	2.4	2.4
Impairment of goodwill	—	—	287.0	287.0
Debt extinguishment charge	—	—	21.5	21.5
Gain on asset sales	—	(2.5)	—	(2.5)
Adjusted EBITDA	$62.6	$99.1	$159.8	$196.3

Total debt (a)			$1,629.2	$1,629.1
Less: Cash			(541.7)	(645.9)
Net debt			$1,087.5	$983.2

Debt to Adjusted EBITDA			10.20	8.30
Net Debt to Adjusted EBITDA			6.81	5.01
Net debt as a percentage of total capitalization was 69.2% at March 31, 2021, compared to 67.6% at December 31, 2020, reflecting lower cash balances.

(In millions)	March 31, 2021	December 31, 2020
Total debt (a)	$1,629.2	$1,629.1
Less: Cash	(541.7)	(645.9)
Net debt	$1,087.5	$983.2
Total ATI stockholders’ equity (b)	482.9	471.3
Net ATI total capital	$1,570.4	$1,454.5
Net debt to ATI total capital	69.2%	67.6%

Total debt to total capitalization of 77.1% at March 31, 2021 decreased slightly from 77.6% at December 31, 2020.

(In millions)	March 31, 2021	December 31, 2020
Total debt (a)	$1,629.2	$1,629.1
Total ATI stockholders’ equity (b)	482.9	471.3
Total ATI capital	$2,112.1	$2,100.4
Total debt to total ATI capital	77.1%	77.6%
(a) Excludes debt issuance costs for both periods. The December 31, 2020 debt carrying value includes $46.8 million for the unamortized balance of the portion of the 2025 Convertible Notes recorded in stockholders’ equity due to the flexible settlement feature of the notes. New accounting guidance adopted by ATI on January 1, 2021 eliminated this requirement of separately accounting for this component of the 2025 Convertible Notes in stockholders’ equity. See below for further discussion.
(b) The December 31, 2020 balance excludes $49.8 million recorded in stockholders’ equity for a portion of the 2025 Convertible Notes, net of debt issuance costs. See below for further discussion.

During 2020, we issued $291.4 million aggregate principal amount of 2025 Convertible Notes. Conversions of the 2025 Convertible Notes may be settled in cash, shares of ATI’s common stock or a combination thereof, at ATI’s election. As a result of this flexible settlement feature of the 2025 Convertible Notes, the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. The value of the embedded conversion option was determined to be $51.4 million based on the estimated fair value of comparable senior unsecured debt without the conversion feature, using an income approach of expected present value. During the 2020 fiscal year, the equity component was amortized as additional non-cash interest expense, commonly referred to as phantom yield, over the term of the 2025 Convertible Notes using the effective interest method. As a result, as of December 31, 2020, $49.8 million of the 2025 Convertible Notes was recorded in additional paid-in-capital in stockholders’ equity ($51.4 million of the gross $291.4 million, net of $1.6 million of allocated offering costs). Due to the non-cash phantom yield and including debt issue cost amortization, the 2025 Convertible Notes had reported interest expense in 2020 at an 8.4% rate, higher than the 3.5% cash coupon rate. Effective January 1, 2021, ATI early-adopted new accounting guidance as discussed in Note 1 that eliminated the equity component classification of the embedded conversion option, as well as the phantom yield portion of interest expense on a prospective basis. Upon adoption on January 1, 2021, long-term debt increased by $45.4 million, representing the $46.8 million equity component of convertible debt as of December 31, 2020, net of reclassified debt issue costs.
Labor Matters
Our collective bargaining agreement (CBA) with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW) involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike, which remains ongoing. ATI continues to negotiate in good faith with the USW in an attempt to reach a new labor agreement.
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

Critical Accounting Policies
Inventory
At March 31, 2021, we had net inventory of $1,047.8 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the three months ended March 31, 2021 and 2020, the LIFO inventory valuation method resulted in cost of sales that were $6.8 million higher and $12.0 million lower, respectively, than would have been recognized under the FIFO methodology to value our inventory.

Due primarily to persistent raw material deflation in prior years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting NRV inventory reserve, if any, is recognized in the period that the need for the reserve is identified. Our NRV reserves were $37.3 million at March 31, 2021 and $44.1 million at December 31, 2020.
The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Three months ended March 31,
	2021	2020
LIFO benefit (charge)	$(6.8)	$12.0
NRV benefit (charge)	6.8	(12.0)
Net cost of sales impact	$—	$—
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

Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At March 31, 2021, we had $241.6 million of goodwill on our consolidated balance sheet, an increase of $0.9 million from December 31, 2020 due to foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment.

Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at March 31, 2021.

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
Since the second quarter of 2020, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in the second quarter of 2020 on our U.S. Federal and state deferred tax assets. In 2021, ATI continues to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $45.4 million of valuation allowances on amounts recorded in other comprehensive loss as of March 31, 2021.
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

Over the past year, the U.S. government has enacted various relief packages in response to the COVID-19 pandemic. Due to our valuation allowance in the U.S., the impact to income tax expense has been minimal. We are currently assessing payroll tax refund opportunities.
Retirement Benefits
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. The estimated effect at the year-end 2020 valuation date of an increase in the discount rate by 0.50% would decrease pension liabilities by approximately $155 million. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are deferred and amortized over future periods in accordance with accounting standards.

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

We have certain CBAs that include participation in a multiemployer pension plan. Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. A subsidiary of the Company participates in the Steelworkers Western Independent Shops Pension Plan (WISPP) for union-represented employees of our primary titanium operations in Albany, OR, which is funded on an hours-worked basis. A significant reduction or the elimination of hours-worked contributions due to changes in operating rates at this facility could result in a withdrawal liability assessment. As of the WISPP fiscal plan year ended September 30, 2018, which is the most recent information available from the Plan Administrator, our subsidiary’s liability for a complete withdrawal was estimated by the Plan Administrator to be approximately $38 million on an undiscounted basis. If the withdrawal liability was incurred, we estimate that payments of this obligation would be required on a straight-line basis over a 20 year period.

Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals and changes in international trade duties and other aspects of international trade policy; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages; (h) the risks of business and economic disruption related to the currently ongoing COVID-19 pandemic and other health epidemics or outbreaks that may arise; and (i) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2020, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, was amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At March 31, 2021, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $2.7 million, comprised of $1.0 million in other current liabilities and $1.7 million in other long-term liabilities on the balance sheet.
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
At March 31, 2021, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 75% of our forecasted domestic requirements for natural gas for the remainder of 2021 and approximately 25% for 2022 are hedged. At March 31, 2021, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax gain of $0.5 million, comprised of $0.5 million in prepaid expenses and other current assets, $0.1 million in other long-term assets, and $0.1 million in other current liabilities on the balance sheet. For the three months ended March 31, 2021, natural gas hedging activity had no impact on cost of sales.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2020, we used approximately 50 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $50 million. In addition, in 2020, we also used approximately 300 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of $0.01 per pound would result in increased costs of approximately $3.0 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2021, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 6 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 10% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2021, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $1.6 million, comprised of $2.1 million in prepaid expense and other current assets, $0.4 million in other long-term assets, and $0.9 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2021, we had no significant outstanding foreign currency forward contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2020, and addressed in Note 15 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
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
The following is an update to, and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Labor Matters. We have approximately 6,500 active employees, of which approximately 20% are located outside the United States. Approximately 40% of our workforce is covered by various CBAs, predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation.

Generally, CBAs that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the CBAs, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. There can be no assurance that we will succeed in concluding CBAs to replace those that expire.

The Company’s CBA with the USW involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike, which remains ongoing. ATI continues to negotiate in good faith with the USW in an attempt to reach a new labor agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	907	$16.69	—	$—
February 1-28, 2021	186,458	$21.06	—	$—
March 1-31, 2021	36,631	$20.69	—	$—
Total	223,996	$20.98	—	$—

Item 6.	Exhibits
(a) Exhibits

10.1	Consulting Agreement dated February 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 2, 2021).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	April 29, 2021	By	/s/ Donald P. Newman
Donald P. Newman
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2021	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)