Form 10-Q
period 2021-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2021-08-03
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 16, 2021, the registrant had outstanding 127,245,632 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$472.5	$645.9
Accounts receivable, net	362.2	345.8
Short-term contract assets	52.3	38.9
Inventories, net	1,059.0	997.1
Prepaid expenses and other current assets	50.5	38.3
Total Current Assets	1,996.5	2,066.0
Property, plant and equipment, net	1,486.3	1,469.2
Goodwill	241.9	240.7
Other assets	249.3	259.0
Total Assets	$3,974.0	$4,034.9
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$265.8	$290.6
Short-term contract liabilities	103.8	111.8
Short-term debt and current portion of long-term debt	19.3	17.8
Other current liabilities	210.2	233.1
Total Current Liabilities	599.1	653.3
Long-term debt	1,602.2	1,550.0
Accrued postretirement benefits	317.1	326.7
Pension liabilities	629.4	673.6
Other long-term liabilities	220.1	189.9
Total Liabilities	3,367.9	3,393.5
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-127,471,322 shares at June 30, 2021 and 126,820,440 shares at December 31, 2020; outstanding-127,243,908 shares at June 30, 2021 and 126,817,768 shares at December 31, 2020	12.7	12.7
Additional paid-in capital	1,587.5	1,625.5
Retained earnings	53.8	106.5
Treasury stock: 227,414 shares at June 30, 2021 and 2,672 shares at December 31, 2020	(4.7)	—
Accumulated other comprehensive loss, net of tax	(1,176.3)	(1,223.6)
Total ATI stockholders’ equity	473.0	521.1
Noncontrolling interests	133.1	120.3
Total Equity	606.1	641.4
Total Liabilities and Equity	$3,974.0	$4,034.9

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$616.2	$770.3	$1,308.7	$1,725.8

Cost of sales	573.5	695.6	1,180.2	1,516.3
Gross profit	42.7	74.7	128.5	209.5
Selling and administrative expenses	60.2	44.4	114.2	102.8
Impairment of goodwill	—	287.0	—	287.0
Restructuring charges (credits)	(6.2)	16.7	(6.2)	24.7
Operating income (loss)	(11.3)	(273.4)	20.5	(205.0)
Nonoperating retirement benefit expense	(6.8)	(11.2)	(13.6)	(22.4)
Interest expense, net	(23.7)	(21.7)	(47.1)	(43.6)
Debt extinguishment charge	—	(21.5)	—	(21.5)
Other income (expense), net	1.4	0.5	2.9	(0.4)
Loss before income taxes	(40.4)	(327.3)	(37.3)	(292.9)
Income tax provision	4.0	92.6	9.5	103.4
Net loss	(44.4)	(419.9)	(46.8)	(396.3)
Less: Net income attributable to noncontrolling interests	4.8	2.7	10.3	5.2
Net loss attributable to ATI	$(49.2)	$(422.6)	$(57.1)	$(401.5)

Basic net loss attributable to ATI per common share	$(0.39)	$(3.34)	$(0.45)	$(3.18)

Diluted net loss attributable to ATI per common share	$(0.39)	$(3.34)	$(0.45)	$(3.18)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(44.4)	$(419.9)	$(46.8)	$(396.3)
Currency translation adjustment
Unrealized net change arising during the period	7.0	14.2	2.2	(9.2)
Derivatives
Net derivatives gain (loss) on hedge transactions	7.0	2.0	7.4	(10.3)
Reclassification to net loss of net realized (gain) loss	(1.5)	4.2	(3.2)	6.0
Income taxes on derivative transactions	—	2.5	—	—
Total	5.5	3.7	4.2	(4.3)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	22.2	21.3	44.4	42.6
Prior service cost
Amortization to net loss of net prior service credits	(0.5)	(0.8)	(1.0)	(1.5)
Income taxes on postretirement benefit plans	—	(4.9)	—	—
Total	21.7	25.4	43.4	41.1
Other comprehensive income, net of tax	34.2	43.3	49.8	27.6
Comprehensive income (loss)	(10.2)	(376.6)	3.0	(368.7)
Less: Comprehensive income attributable to noncontrolling interests	6.7	2.2	12.8	3.9
Comprehensive loss attributable to ATI	$(16.9)	$(378.8)	$(9.8)	$(372.6)

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2021	2020
Operating Activities:
Net loss	$(46.8)	$(396.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72.4	72.9
Deferred taxes	1.0	98.1
Impairment of goodwill	—	287.0
Debt extinguishment charge	—	21.5
Net gains from disposal of property, plant and equipment	(2.4)	(2.5)
Changes in operating assets and liabilities:
Inventories	(61.9)	51.8
Accounts receivable	(16.4)	70.5
Accounts payable	(24.9)	(245.4)
Retirement benefits	(15.2)	(17.0)
Accrued liabilities and other	(8.4)	45.0
Cash used in operating activities	(102.6)	(14.4)
Investing Activities:
Purchases of property, plant and equipment	(61.4)	(66.0)
Proceeds from disposal of property, plant and equipment	2.7	3.2
Other	(0.1)	1.0
Cash used in investing activities	(58.8)	(61.8)
Financing Activities:
Borrowings on long-term debt	0.7	385.0
Payments on long-term debt and finance leases	(7.1)	(207.2)
Net borrowings (payments) under credit facilities	(0.9)	0.7
Purchase of convertible note capped call	—	(19.0)
Debt issuance costs	—	(8.1)
Debt extinguishment charge	—	(19.1)
Shares repurchased for income tax withholding on share-based compensation and other	(4.7)	(7.8)
Cash provided by (used in) financing activities	(12.0)	124.5
Increase (decrease) in cash and cash equivalents	(173.4)	48.3
Cash and cash equivalents at beginning of period	645.9	490.8
Cash and cash equivalents at end of period	$472.5	$539.1
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, March 31, 2020	$12.7	$1,592.1	$1,700.4	$(0.8)	$(1,216.6)	$104.8	$2,192.6
Net income (loss)	—	—	(422.6)	—	—	2.7	(419.9)
Other comprehensive income (loss)	—	—	—	—	43.8	(0.5)	43.3
Equity component of convertible note	—	48.7	—	—	—	—	48.7
Convertible note capped call	—	(19.0)	—	—	—	—	(19.0)
Employee stock plans	—	(4.0)	(0.2)	0.8	—	—	(3.4)
Balance, June 30, 2020	$12.7	$1,617.8	$1,277.6	$—	$(1,172.8)	$107.0	$1,842.3
Balance, March 31, 2021	$12.7	$1,580.5	$103.0	$(4.7)	$(1,208.6)	$126.4	$609.3
Net income (loss)	—	—	(49.2)	—	—	4.8	(44.4)
Other comprehensive income	—	—	—	—	32.3	1.9	34.2
Employee stock plans	—	7.0	—	—	—	—	7.0
Balance, June 30, 2021	$12.7	$1,587.5	$53.8	$(4.7)	$(1,176.3)	$133.1	$606.1

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2019	$12.7	$1,618.0	$1,679.3	$(18.2)	$(1,201.7)	$103.1	$2,193.2
Net income (loss)	—	—	(401.5)	—	—	5.2	(396.3)
Other comprehensive income (loss)	—	—	—	—	28.9	(1.3)	27.6
Equity component of convertible note	—	48.7	—	—	—	—	48.7
Convertible note capped call	—	(19.0)	—	—	—	—	(19.0)
Employee stock plans	—	(29.9)	(0.2)	18.2	—	—	(11.9)
Balance, June 30, 2020	$12.7	$1,617.8	$1,277.6	$—	$(1,172.8)	$107.0	$1,842.3
Balance, December 31, 2020	$12.7	$1,625.5	$106.5	$—	$(1,223.6)	$120.3	$641.4
Net income (loss)	—	—	(57.1)	—	—	10.3	(46.8)
Other comprehensive income	—	—	—	—	47.3	2.5	49.8
Cumulative effect of adoption of new accounting standard	—	(49.8)	4.4	—	—	—	(45.4)
Employee stock plans	—	11.8	—	(4.7)	—	—	7.1
Balance, June 30, 2021	$12.7	$1,587.5	$53.8	$(4.7)	$(1,176.3)	$133.1	$606.1
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1. Accounting Policies
The interim consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries. Unless the context requires otherwise, “Allegheny Technologies,” “ATI” and “the Company” refer to Allegheny Technologies Incorporated and its subsidiaries.
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
New Accounting Pronouncements Adopted
In August 2020, the Financial Accounting Standards Board issued new accounting guidance related to accounting for convertible instruments. Under this new guidance, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. As such, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the reported interest rate of convertible debt instruments typically will be closer to the coupon interest rate. The new guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation, requiring the if-converted method, and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. This new guidance is effective for the Company in fiscal year 2022, with early adoption permitted.
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

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the second quarters and six months ended June 30, 2021 and 2020 were as follows:

(in millions)	Second quarter ended
	June 30, 2021			June 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$218.6	$62.6	$281.2	$252.3	$113.3	$365.6
Energy*	48.6	69.7	118.3	22.8	144.7	167.5
Automotive	1.4	66.6	68.0	1.0	49.8	50.8
Electronics	0.2	43.1	43.3	0.2	39.3	39.5
Medical	14.6	17.4	32.0	10.3	19.6	29.9
Construction/Mining	6.1	15.8	21.9	5.0	29.8	34.8
Food Equipment & Appliances	0.1	20.6	20.7	0.1	47.1	47.2
Other	11.0	19.8	30.8	9.0	26.0	35.0
Total	$300.6	$315.6	$616.2	$300.7	$469.6	$770.3

(in millions)	Six months ended
	June 30, 2021			June 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$398.4	$137.0	$535.4	$611.1	$247.0	$858.1
Energy*	79.1	188.3	267.4	46.9	291.2	338.1
Automotive	3.4	156.1	159.5	3.0	124.3	127.3
Electronics	0.5	98.4	98.9	0.5	72.2	72.7
Construction/Mining	11.2	53.2	64.4	10.3	68.1	78.4
Medical	25.8	35.2	61.0	27.3	41.2	68.5
Food Equipment & Appliances	0.1	56.0	56.1	0.1	97.5	97.6
Other	23.0	43.0	66.0	21.8	63.3	85.1
Total	$541.5	$767.2	$1,308.7	$721.0	$1,004.8	$1,725.8
*Includes the oil & gas, downstream processing, and specialty energy markets.

(in millions)	Second quarter ended
	June 30, 2021			June 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$157.6	$172.1	$329.7	$166.2	$311.0	$477.2
Asia	40.6	94.7	135.3	27.6	91.1	118.7
Europe	86.3	27.1	113.4	92.0	32.4	124.4
Canada	9.3	10.7	20.0	5.1	11.1	16.2
South America, Middle East and other	6.8	11.0	17.8	9.8	24.0	33.8
Total	$300.6	$315.6	$616.2	$300.7	$469.6	$770.3

(in millions)	Six months ended
	June 30, 2021			June 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$285.9	$443.7	$729.6	$393.5	$689.8	$1,083.3
Asia	60.7	217.3	278.0	52.7	185.3	238.0
Europe	165.4	61.1	226.5	225.5	70.0	295.5
Canada	17.5	19.8	37.3	16.7	21.5	38.2
South America, Middle East and other	12.0	25.3	37.3	32.6	38.2	70.8
Total	$541.5	$767.2	$1,308.7	$721.0	$1,004.8	$1,725.8
Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. In conjunction with the Company’s announced ongoing exit of standard stainless sheet products, in the fourth quarter of 2020 ATI reclassified certain items as High-Value Products within AA&S segment results. Prior period information reflects these reclassifications. Hot-Rolling and Processing Facility conversion service sales in the AA&S segment are excluded from this presentation.

	Second quarter ended
	June 30, 2021			June 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	45%	21%	33%	36%	32%	34%
Precision rolled strip products	—%	39%	19%	—%	20%	12%
Precision forgings, castings and components	36%	—%	18%	35%	—%	14%
Titanium and titanium-based alloys	19%	6%	13%	29%	13%	19%
Zirconium and related alloys	—%	24%	12%	—%	14%	8%
Total High-Value Products	100%	90%	95%	100%	79%	87%
Standard Products
Standard stainless products	—%	10%	5%	—%	21%	13%
Total	100%	100%	100%	100%	100%	100%

	Six months ended
	June 30, 2021			June 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	41%	25%	32%	38%	28%	34%
Precision rolled strip products	—%	35%	20%	—%	18%	12%
Precision forgings, castings and components	39%	—%	17%	35%	—%	15%
Titanium and titanium-based alloys	20%	6%	12%	27%	10%	18%
Zirconium and related alloys	—%	19%	10%	—%	12%	8%
Total High-Value Products	100%	85%	91%	100%	68%	87%
Standard Products
Standard stainless products	—%	15%	9%	—%	32%	13%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $1.6 billion and $1.5 billion at June 30, 2021 and 2020, respectively. Due to the structure of the Company’s long-term agreements, approximately 75% of this backlog at June 30, 2021 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.

Contract balances
As of June 30, 2021 and December 31, 2020, accounts receivable with customers were $366.1 million and $350.1 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the six months ended June 30, 2021 and 2020:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	June 30, 2021	June 30, 2020
Balance as of beginning of fiscal year	$4.3	$4.6
Expense to increase the reserve	—	0.2
Write-off of uncollectible accounts	(0.4)	(0.3)
Balance as of period end	$3.9	$4.5

(in millions)
Contract Assets
Short-term	June 30, 2021	June 30, 2020
Balance as of beginning of fiscal year	$38.9	$38.5
Recognized in current year	48.9	37.5
Reclassified to accounts receivable	(30.4)	(34.5)
Impairment	—	—
Reclassification to/from long-term and contract liability	(5.1)	0.1
Balance as of period end	$52.3	$41.6

Long-term	June 30, 2021	June 30, 2020
Balance as of beginning of fiscal year	$—	$0.1
Recognized in current year	—	—
Reclassified to accounts receivable	—	—
Impairment	—	—
Reclassification to/from short-term	—	(0.1)
Balance as of period end	$—	$—

(in millions)
Contract Liabilities
Short-term	June 30, 2021	June 30, 2020
Balance as of beginning of fiscal year	$111.8	$78.7
Recognized in current year	77.9	97.9
Amounts in beginning balance reclassified to revenue	(63.9)	(33.9)
Current year amounts reclassified to revenue	(18.7)	(38.5)
Other	—	(0.2)
Reclassification to/from long-term and contract asset	(3.3)	5.8
Balance as of period end	$103.8	$109.8

Long-term	June 30, 2021	June 30, 2020
Balance as of beginning of fiscal year	$32.0	$25.9
Recognized in current year	41.0	12.4
Amounts in beginning balance reclassified to revenue	(0.5)	(0.5)
Current year amounts reclassified to revenue	—	—
Other	—	—
Reclassification to/from short-term	(1.8)	(5.8)
Balance as of period end	$70.7	$32.0
Contract costs for obtaining and fulfilling a contract were $5.5 million and $5.4 million as of June 30, 2021 and December 31, 2020, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three and six months ended June 30, 2021 was $0.3 million and $0.5 million, respectively. Contract cost amortization expense for the three and six months ended June 30, 2020 was $0.4 million and $0.7 million, respectively.

Note 3. Inventories
Inventories at June 30, 2021 and December 31, 2020 were as follows (in millions):

	June 30, 2021	December 31, 2020
Raw materials and supplies	$206.3	$207.6
Work-in-process	782.5	690.7
Finished goods	143.9	181.6
Total inventories at current cost	1,132.7	1,079.9
Adjustment from current cost to LIFO cost basis	29.9	44.1
Inventory valuation reserves	(103.6)	(126.9)
Total inventories, net	$1,059.0	$997.1
Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains net realizable value (NRV) inventory valuation reserves to adjust the carrying value of LIFO inventory to current replacement cost. These NRV reserves were $29.9 million at June 30, 2021 and $44.1 million at December 31, 2020. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Six months ended June 30,
	2021	2020
LIFO benefit (charge)	$(14.1)	$14.0
NRV benefit (charge)	14.1	(14.0)
Net cost of sales impact	$—	$—
Note 4. Property, Plant and Equipment
Property, plant and equipment at June 30, 2021 and December 31, 2020 was as follows (in millions):

	June 30, 2021	December 31, 2020
Land	$34.9	$34.8
Buildings	574.6	564.7
Equipment and leasehold improvements	2,791.8	2,736.9
	3,401.3	3,336.4
Accumulated depreciation and amortization	(1,915.0)	(1,867.2)
Total property, plant and equipment, net	$1,486.3	$1,469.2
The construction in progress portion of property, plant and equipment at June 30, 2021 was $244.9 million. Capital expenditures on the consolidated statement of cash flows for the period ended June 30, 2021 exclude $3.4 million of completion payments that were included in property, plant and equipment and accrued at June 30, 2021.
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of June 30, 2021 were $47.2 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of June 30, 2021 were $1.7 million.

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

In March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the U.S. Department of Commerce in the second quarter of 2020, and the 25% tariff remains in place.

Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in the third quarter of 2020. ATI’s share of A&T Stainless results were losses of $0.4 million and $0.9 million for the three and six months ended June 30, 2021, respectively, and losses of $4.6 million and $8.5 million for the three and six months ended June 30, 2020, respectively, which is included within other income/expense, net, on the consolidated statements of operations. These equity method results are reported in the AA&S segment, with the exception of ATI’s $2.4 million share of a charge recorded by A&T Stainless for termination benefits during the second quarter ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $13.2 million and $14.0 million, respectively. For the June 30, 2021 balance of net receivables, $0.5 million was reported in prepaid expenses and other current assets and $12.7 million in other long-term assets on the consolidated balance sheet, while for December 31, 2020, $0.5 million was reported in prepaid expenses and other current assets and $13.5 million in other long-term assets. In addition, ATI evaluated the collectability of its remaining $5.5 million receivable from Tsingshan, which is reported in other long-term assets on the consolidated balance sheet, and concluded that no impairment or loss in expected value exists at this time.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.4 million and $0.9 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.

Note 6. Supplemental Financial Statement Information
Other income (expense), net for the three and six months ended June 30, 2021 and 2020 was as follows:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Rent and royalty income	$0.2	$0.2	$0.5	$0.5
Gains from disposal of property, plant and equipment, net	1.2	—	2.4	2.5
Net equity loss on joint ventures (See Note 5)	—	(1.9)	—	(5.6)
Joint venture restructuring charges (See Note 5)	—	(2.4)	—	(2.4)
Adjustment to indemnification for conditional ARO costs	—	4.3	—	4.3
Other	—	0.3	—	0.3
Total other income (expense), net	$1.4	$0.5	$2.9	$(0.4)
Gains from disposal of property, plant and equipment, net for the six months ended June 30, 2020 included a $2.5 million gain on the sale of certain oil and gas rights. This cash gain was reported as an investing activity on the consolidated statement of cash flows for the six months ended June 30, 2020 and is excluded from segment operating results.
In the second quarter of 2020, the Company finalized a settlement agreement for an indemnity claim concerning a conditional asset retirement obligation (ARO) with the buyer of a formerly-owned business and as a result, the Company reduced ARO reserves by $4.3 million.
Restructuring
Restructuring charges for the second quarter and six months ended June 30, 2021 were a net credit of $6.2 million, primarily related to $6.9 million for lowered severance-related reserves for approximately 200 employees based on changes in planned operating rates and revised workforce reduction estimates. This was offset by $0.7 million of other costs related to facility idlings.
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
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2020	$43.4
Adjustments	(6.9)
Payments	(10.2)
Balance at June 30, 2021	$26.3
The $26.3 million restructuring reserve balance at June 30, 2021 includes $18.2 million recorded in other current liabilities and $8.1 million recorded in other long-term liabilities on the consolidated balance sheet.

Note 7. Debt
Debt at June 30, 2021 and December 31, 2020 was as follows (in millions):

	June 30, 2021	December 31, 2020
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.875% Notes due 2027	350.0	350.0
Allegheny Technologies 3.5% Convertible Senior Notes due 2025	291.4	291.4
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	84.2	84.2
Allegheny Ludlum 6.95% Debentures due 2025 (b)	150.0	150.0
Term Loan due 2024	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	4.6	5.5
Finance leases and other	55.5	48.0
Debt issuance costs	(14.2)	(14.5)
Equity component of convertible debt	—	(46.8)
Total debt	1,621.5	1,567.8
Short-term debt and current portion of long-term debt	19.3	17.8
Total long-term debt	$1,602.2	$1,550.0

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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. The Company does not meet this fixed charge coverage ratio at June 30, 2021. As a result, the Company is unable to access 12.5%, or $87.5 million, of the ABL facility until it meets the ratio. Additionally, the Company must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 4.75% Convertible Notes due 2022 and the 5.875% Notes due 2023. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of June 30, 2021, there were no outstanding borrowings under the revolving portion of the ABL facility, and $42.8 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first six months of 2021. There were average revolving credit borrowings of $58 million bearing an average annual interest rate of 2.2% under the ABL facility for the first six months of 2020.

2025 Convertible Notes

In 2020, the Company issued $291.4 million aggregate principal amount of 2025 Convertible Notes. The Company used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of its outstanding 2022 Convertible Notes, resulting in a $21.5 million debt extinguishment charge. The Company also used the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, described below, which was recorded as a reduction to additional paid-in-capital in stockholders’ equity on the consolidated balance sheet. The remainder of the net proceeds from the offering is being used for general corporate purposes.

The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the first six months ended June 30, 2021. Remaining deferred issuance costs were $7.4 million and $8.2 million at June 30, 2021 and December 31, 2020, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Three months ended June 30,	Six months ended June 30,
(in millions)	2021	2021
Contractual coupon rate	$2.5	$5.1
Amortization of debt issuance costs	0.4	0.8
Total interest expense	$2.9	$5.9

The Company does not have the right to redeem the 2025 Convertible Notes prior to June 15, 2023. On or after June 15, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the 2025 Convertible Notes, at its option, at a redemption price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest, if the last reported sale price of ATI’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which ATI provides written notice of redemption.

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

2022 Convertible Notes

As of June 30, 2021, the Company had $84.2 million aggregate principal amount of the 2022 Convertible Notes outstanding, which mature on July 1, 2022. Interest on the 2022 Convertible Notes at the 4.75% cash coupon rate is payable semi-annually in arrears on each January 1 and July 1. Including amortization of deferred issuance costs, the effective interest rate is 5.4% for the six months ended June 30, 2021 and 2020. Remaining deferred issuance costs were $0.5 million and $0.7 million at June 30, 2021 and December 31, 2020, respectively. Interest expense on the 2022 Convertible Notes was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Contractual coupon rate	$1.0	$3.2	$2.0	$6.6
Amortization of debt issuance costs	0.1	0.4	0.2	0.8
Total interest expense	$1.1	$3.6	$2.2	$7.4

The Company does not have the right to redeem the 2022 Convertible Notes prior to their stated maturity date. Holders of the 2022 Convertible Notes have the option to convert their notes into shares of the Company’s common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date (July 1, 2022). The initial conversion rate for the remaining $84.2 million of 2022 Convertible Notes is 69.2042 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Notes (5.8 million shares), equivalent to a conversion price of $14.45 per share, subject to adjustment in certain events. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to the holders.

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2021, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 5 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 10% of a single year’s estimated nickel raw material purchase requirements.
At June 30, 2021, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At June 30, 2021, the Company hedged approximately 70% of its forecasted domestic requirements for natural gas for the remainder of 2021 and approximately 25% for 2022.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2021, the Company had no significant outstanding foreign currency forward contracts.

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

(In millions) Asset derivatives	Balance sheet location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Prepaid expenses and other current assets	$3.8	$3.7
Natural gas contracts	Prepaid expenses and other current assets	2.6	0.2
Nickel and other raw material contracts	Other assets	0.8	0.7
Natural gas contracts	Other assets	0.4	0.2
Total derivatives designated as hedging instruments		$7.6	$4.8
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1.0	$1.0
Natural gas contracts	Other current liabilities	—	0.3
Nickel and other raw material contracts	Other current liabilities	—	0.1
Interest rate swap	Other long-term liabilities	1.6	2.5
Natural gas contracts	Other long-term liabilities	—	0.1
Total derivatives designated as hedging instruments		$2.6	$4.0
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of June 30, 2021. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 14 for further explanation).
Assuming market prices remain constant with those at June 30, 2021, a pre-tax gain of $5.4 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2021 and 2020 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended June 30,		Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Nickel and other raw material contracts	$3.4	$2.0	$1.1	$(1.8)
Natural gas contracts	2.0	(0.1)	0.2	(1.0)
Foreign exchange contracts	—	—	—	(0.1)
Interest rate swap	(0.3)	(0.3)	(0.2)	(0.3)
Total	$5.1	$1.6	$1.1	$(3.2)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Six months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Nickel and other raw material contracts	$2.8	$(4.2)	$2.6	$(2.0)
Natural gas contracts	2.4	(1.3)	0.2	(2.0)
Foreign exchange contracts	0.1	(0.1)	—	(0.1)
Interest rate swap	0.1	(2.2)	(0.4)	(0.5)
Total	$5.4	$(7.8)	$2.4	$(4.6)
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
Note 9. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2021 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$472.5	$472.5	$472.5	$—
Derivative financial instruments:
Assets	7.6	7.6	—	7.6
Liabilities	2.6	2.6	—	2.6
Debt (a)	1,635.7	1,930.0	1,669.9	260.1

The estimated fair value of financial instruments at December 31, 2020 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$645.9	$645.9	$645.9	$—
Derivative financial instruments:
Assets	4.8	4.8	—	4.8
Liabilities	4.0	4.0	—	4.0
Debt (a)	1,629.1	1,847.7	1,594.2	253.5
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
For the three month periods ended June 30, 2021 and 2020, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
Service cost - benefits earned during the year	$3.7	$3.1	$0.4	$0.6
Interest cost on benefits earned in prior years	17.1	21.6	2.1	2.7
Expected return on plan assets	(34.1)	(33.6)	—	—
Amortization of prior service cost (credit)	0.1	0.2	(0.6)	(1.0)
Amortization of net actuarial loss	18.9	18.6	3.3	2.7
Total retirement benefit expense	$5.7	$9.9	$5.2	$5.0
For the six month periods ended June 30, 2021 and 2020, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service cost - benefits earned during the year	$7.5	$6.3	$0.7	$1.1
Interest cost on benefits earned in prior years	34.2	43.1	4.2	5.4
Expected return on plan assets	(68.2)	(67.2)	—	—
Amortization of prior service cost (credit)	0.3	0.4	(1.3)	(1.9)
Amortization of net actuarial loss	37.8	37.2	6.6	5.4
Total retirement benefit expense	$11.6	$19.8	$10.2	$10.0
Note 11. Income Taxes

The provision for income taxes for the second quarter and six months ended June 30, 2021 was $4.0 million and $9.5 million, respectively. The tax provision for the second quarter and six months ended June 30, 2020 was $92.6 million, or (28.3)%, and $103.4 million, or (35.3)%, respectively, of loss before taxes, based on the actual year to date effective rate for this period. In the second quarter 2020, the Company entered into a three-year cumulative loss within the United States, limiting the Company’s ability to utilize future projections when analyzing the need for a valuation allowance, therefore limiting sources of income as part of the analysis. As a result, ATI recorded a $99.0 million deferred tax asset valuation allowance on its U.S. federal and state tax attributes in the second quarter of 2020. ATI continues to maintain valuation allowances on its U.S. federal and state deferred tax assets, as well as for certain foreign jurisdictions. Throughout 2020, the Company calculated the provision for income taxes based upon actual year to date results due to the uncertainty of future projections as a result of the global pandemic. For 2021, the Company continues to be unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for the Company’s U.S. operations could produce a significant variation in its annual effective tax rate. As a result, the Company recorded income tax for the six months ended June 30, 2021 based upon an annual effective tax rate for its foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to its U.S. jurisdictions. The current year tax expense is mainly attributable to the Company’s foreign operations.

Note 12. Business Segments
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). In the fourth quarter 2020, the Company changed its segment performance measure from segment operating profit to segment EBITDA, based on internal reporting changes. Prior period results are presented using the new performance measure. The measure of segment EBITDA excludes all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and non-operating gains or losses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total sales:
High Performance Materials & Components	$318.7	$316.7	$583.9	$765.2
Advanced Alloys & Solutions	339.4	506.2	815.4	1,093.8
	658.1	822.9	1,399.3	1,859.0
Intersegment sales:
High Performance Materials & Components	18.1	16.0	42.4	44.2
Advanced Alloys & Solutions	23.8	36.6	48.2	89.0
	41.9	52.6	90.6	133.2
Sales to external customers:
High Performance Materials & Components	300.6	300.7	541.5	721.0
Advanced Alloys & Solutions	315.6	469.6	767.2	1,004.8
	$616.2	$770.3	$1,308.7	$1,725.8

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
EBITDA:
High Performance Materials & Components	$37.2	$28.7	$61.8	$105.3
Advanced Alloys & Solutions	36.0	33.4	85.7	74.5
Total segment EBITDA	73.2	62.1	147.5	179.8
LIFO and net realizable value reserves	—	—	—	—
Corporate expenses	(15.9)	(7.2)	(28.1)	(19.5)
Closed operations and other income (expense)	(3.6)	2.7	(3.1)	(3.6)
Total ATI Adjusted EBITDA	53.7	57.6	116.3	156.7

Depreciation & amortization (a)	(36.3)	(35.6)	(72.4)	(72.9)
Interest expense, net	(23.7)	(21.7)	(47.1)	(43.6)
Restructuring and other credits (charges) (See Note 6)	6.2	(16.7)	6.2	(24.7)
Strike related costs	(40.3)	—	(40.3)	—
Impairment of goodwill	—	(287.0)	—	(287.0)
Joint venture restructuring charge (See Note 5)	—	(2.4)	—	(2.4)
Debt extinguishment charge (See Note 7)	—	(21.5)	—	(21.5)
Gain on asset sales	—	—	—	2.5
Loss before income taxes	$(40.4)	$(327.3)	$(37.3)	$(292.9)

(a) The following is depreciation & amortization by each business segment:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

High Performance Materials & Components	$19.2	$19.5	$38.8	$39.0
Advanced Alloys & Solutions	16.1	15.3	31.6	32.3
Other	1.0	0.8	2.0	1.6
	$36.3	$35.6	72.4	72.9

Corporate expenses in the second quarter and first six months of 2021 reflect higher incentive compensation costs compared to the prior year periods, which also included reversals of previously-recognized expense due to COVID-19 pandemic impacts.
Closed operations and other income for the second quarter and six months of 2020 included benefits from settlements of contract indemnity obligations. Closed operations and other expense in the first six months of 2021 compared to 2020 also reflect lower costs at closed facilities, including retirement benefit expense, insurance costs, and real estate and other facility costs, and changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation.
During the second quarter of 2021, the Company recorded $40.3 million in strike related costs, of which $38.2 million were excluded from AA&S segment EBITDA and $2.1 million were excluded from HPMC segment EBITDA. These items primarily consisted of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and ongoing benefit costs for striking employees. See Note 16 for further information.
During the second quarter of 2020, the Company recorded a $287.0 million goodwill impairment charge for the partial impairment of the Forged Products reporting unit goodwill in the HPMC segment. This goodwill impairment charge was excluded from 2020 HPMC business segment EBITDA.
The $2.5 million gain on asset sales for the first six months of 2020 consists of a gain on the sale of certain oil and gas rights (see Note 6).
Note 13. Per Share Information
The following table sets forth the computation of basic and diluted loss per common share:

(In millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Numerator for basic loss per common share –
Net loss attributable to ATI	$(49.2)	$(422.6)	$(57.1)	$(401.5)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	—	—	—
3.5% Convertible Senior Notes due 2025	—	—	—	—
Numerator for diluted loss per common share –
Net loss attributable to ATI after assumed conversions	$(49.2)	$(422.6)	$(57.1)	$(401.5)
Denominator:
Denominator for basic net loss per common share – weighted average shares	127.1	126.6	127.0	126.4
Effect of dilutive securities:
Share-based compensation	—	—	—	—
4.75% Convertible Senior Notes due 2022	—	—	—	—
3.5% Convertible Senior Notes due 2025	—	—	—	—
Denominator for diluted net loss per common share – adjusted weighted average shares and assumed conversions	127.1	126.6	127.0	126.4
Basic net loss attributable to ATI per common share	$(0.39)	$(3.34)	$(0.45)	$(3.18)
Diluted net loss attributable to ATI per common share	$(0.39)	$(3.34)	$(0.45)	$(3.18)

Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 25.7 million anti-dilutive shares for the three and six months ended June 30, 2021, and 20.5 million and 20.4 million anti-dilutive shares for the three and six months ended June 30, 2020, respectively.
Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three month period ended June 30, 2021 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2021		$(1,103.4)		$(60.9)		$1.1		$(45.4)	$(1,208.6)
OCI before reclassifications		—		5.1		5.1		—	10.2
Amounts reclassified from AOCI	(a)	16.5	(b)	—	(c)	(1.1)	(d)	6.7	22.1
Net current-period OCI		16.5		5.1		4.0		6.7	32.3
Balance, June 30, 2021		$(1,086.9)		$(55.8)		$5.1		$(38.7)	$(1,176.3)
Attributable to noncontrolling interests:
Balance, March 31, 2021		$—		$21.8		$—		$—	$21.8
OCI before reclassifications		—		1.9		—		—	1.9
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		1.9		—		—	1.9
Balance, June 30, 2021		$—		$23.7		$—		$—	$23.7
The changes in AOCI by component, net of tax, for the six month period ended June 30, 2021 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2020		$(1,119.9)		$(55.5)		$2.1		$(50.3)	$(1,223.6)
OCI before reclassifications		—		(0.3)		5.4		—	5.1
Amounts reclassified from AOCI	(a)	33.0	(b)	—	(c)	(2.4)	(d)	11.6	42.2
Net current-period OCI		33.0		(0.3)		3.0		11.6	47.3
Balance, June 30, 2021		$(1,086.9)		$(55.8)		$5.1		$(38.7)	$(1,176.3)
Attributable to noncontrolling interests:
Balance, December 31, 2020		$—		$21.2		$—		$—	$21.2
OCI before reclassifications		—		2.5		—		—	2.5
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		2.5		—		—	2.5
Balance, June 30, 2021		$—		$23.7		$—		$—	$23.7

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 8).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended June 30, 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2020		$(1,067.4)		$(99.2)		$(8.5)		$(41.5)	$(1,216.6)
OCI before reclassifications		—		14.7		1.6		—	16.3
Amounts reclassified from AOCI	(a)	15.6	(b)	—	(c)	3.2	(d)	8.7	27.5
Net current-period OCI		15.6		14.7		4.8		8.7	43.8
Balance, June 30, 2020		$(1,051.8)		$(84.5)		$(3.7)		$(32.8)	$(1,172.8)
Attributable to noncontrolling interests:
Balance, March 31, 2020		$—		$9.0		$—		$—	$9.0
OCI before reclassifications		—		(0.5)		—		—	(0.5)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.5)		—		—	$(0.5)
Balance, June 30, 2020		$—		$8.5		$—		$—	$8.5
The changes in AOCI by component, net of tax, for the six month period ended June 30, 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2019		$(1,083.1)		$(76.6)		$(0.5)		$(41.5)	$(1,201.7)
OCI before reclassifications		—		(7.9)		(7.8)		—	(15.7)
Amounts reclassified from AOCI	(a)	31.3	(b)	—	(c)	4.6	(d)	8.7	44.6
Net current-period OCI		31.3		(7.9)		(3.2)		8.7	28.9
Balance, June 30, 2020		$(1,051.8)		$(84.5)		$(3.7)		$(32.8)	$(1,172.8)
Attributable to noncontrolling interests:
Balance, December 31, 2019		$—		$9.8		$—		$—	$9.8
OCI before reclassifications		—		(1.3)		—		—	(1.3)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.3)		—		—	$(1.3)
Balance, June 30, 2020		$—		$8.5		$—		$—	$8.5

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

Reclassifications out of AOCI for the three and six month periods ended June 30, 2021 and 2020 were as follows:

	Amounts reclassified to AOCI
Details about AOCI Components (In millions)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.5	$0.8	$1.0	$1.5	(a)
Actuarial losses	(22.2)	(21.3)	(44.4)	(42.6)	(a)
	(21.7)	(20.5)	(43.4)	(41.1)	(c)	Total before tax
	(5.2)	(4.9)	(10.4)	(9.8)		Tax benefit (d)
	$(16.5)	$(15.6)	$(33.0)	$(31.3)		Net of tax
Derivatives
Nickel and other raw material contracts	$1.4	$(2.3)	$3.4	$(2.6)	(b)
Natural gas contracts	0.3	(1.3)	0.3	(2.6)	(b)
Foreign exchange contracts	—	(0.1)	—	(0.1)	(b)
Interest rate swap	(0.2)	(0.5)	(0.5)	(0.7)	(b)
	1.5	(4.2)	3.2	(6.0)	(c)	Total before tax
	0.4	(1.0)	0.8	(1.4)		Tax expense (benefit) (d)
	$1.1	$(3.2)	$2.4	$(4.6)		Net of tax

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
At June 30, 2021, the Company’s reserves for environmental remediation obligations totaled approximately $13 million, of which $4 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $2 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $15 million. Future investigation or remediation activities may result in the discovery of additional hazardous materials or potentially higher levels of contamination than discovered during prior investigation, and may impact costs associated with the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
Allegheny Technologies Incorporated and its subsidiary, ATI Titanium LLC (ATI Titanium), are parties to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. No trial date has been set by the court given the restrictions of the pandemic. While ATI intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.
Note 16. Subsequent Event
The Company’s collective bargaining agreement (CBA) with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW) involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike. On July 14, 2021, ATI announced that a new four-year labor agreement was ratified with the USW, ending the strike. As a result of this new CBA, ATI expects to recognize an approximately $65 million pretax gain in the third quarter of 2021 related to a plan termination that eliminated certain postretirement medical benefit liabilities, comprised of $43 million of long-term postretirement benefit liabilities as of June 30, 2021 and $22 million of amounts recorded in accumulated other comprehensive income at that date. Discrete tax effects related to this event are expected to be approximately $15 million of income tax expense.

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

ATI reported second quarter 2021 sales of $616.2 million and a loss before tax of $40.4 million, compared to sales of $770.3 million and a loss before tax of $327.3 million for the second quarter of 2020. Our gross profit for the second quarter of 2021 was $42.7 million, or 6.9% of sales, a $32.0 million decrease, and a 280 basis point decrease, compared to the second quarter 2020, reflecting weakened market conditions resulting from the COVID-19 pandemic. Our second quarter 2021 sales and results also include a significant negative impact on our Specialty Rolled Products (SRP) business from the strike by employees represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW).
Second quarter 2021 results include $40.3 million of strike related costs primarily consisting of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and ongoing benefit costs for striking employees. Second quarter 2021 results also include a $6.2 million net credit for restructuring charges, primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates. Second quarter 2020 results included $327.6 million of pretax charges, which consisted of the following:
• $287.0 million for impairment of a portion of goodwill at our Forged Products operations;
• $21.5 million for debt extinguishment on $203.2 million, or 71%, of the principal balance of the outstanding 4.75% Convertible Senior Notes due 2022 (the 2022 Convertible Notes);
• $16.7 million of restructuring charges for severance for hourly and salary employees; and
• $2.4 million of severance charges at our A&T Stainless joint venture.
All of these items discussed above are excluded from segment EBITDA. The restructuring credits/charges, strike related costs and goodwill impairment charge are included in operating loss on the consolidated statements of operations, which was an operating loss of $11.3 million for the second quarter 2021, compared to an operating loss of $273.4 million for the second quarter 2020.
Nonoperating items included $6.8 million in nonoperating retirement benefit expense in the second quarter 2021, compared to $11.2 million in the prior year period. Second quarter 2021 results include $4.0 million of income tax expense, primarily for foreign operations, as ATI continues to maintain a valuation allowance on its U.S. deferred tax assets. In the second quarter 2020, we recorded a $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes, due to the inability to consider future results for the realizability of these tax attributes resulting from a three-year cumulative loss position. Net loss attributable to ATI was $49.2 million, or ($0.39) per share, in the second quarter of 2021, compared to a net loss attributable to ATI of $422.6 million, or ($3.34) per share, for the second quarter of 2020. Adjusted EBITDA was $53.7 million, or 8.7% of sales, for the second quarter 2021, and $57.6 million, or 7.5% of sales, for the prior year second quarter. See the Financial Condition and Liquidity section of Management’s Discussion and Analysis for these non-GAAP definitions and calculations.
Our second quarter 2021 results reflect the ongoing improvements in many of our key end markets, most notably jet engine materials and components. However, weakened market conditions resulting from the COVID-19 pandemic still continued to impact end market demand in the second quarter 2021. We continued our solid balance sheet and cash and liquidity positions during the second quarter of 2021 to support our ability to meet customer obligations and succeed in this economic environment. To help further mitigate the financial impact from these market conditions, including reduced aerospace and consumer demand stemming from the COVID-19 pandemic, ATI proactively implemented workforce reduction initiatives in 2020. These actions helped to better align our cost structure to expected demand. Additionally, we continued our strategic transformation efforts within the AA&S segment to eliminate production of standard stainless sheet products in the SRP business in 2021. In the second quarter of 2021, we entered into a long-term agreement for carbon steel conversion services that is expected to significantly improve utilization at our Hot-Rolling and Processing Facility (HRPF). These actions provide a strong foundation in response to the economic challenges created by the COVID-19 pandemic.
ATI’s collective bargaining agreement (CBA) with the USW involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike. This labor action did have a significant impact on the second quarter 2021 results, despite ATI working to minimize the operational disruption and financial impact from the strike as the negotiation process to reach a new labor agreement progressed. On July 14, 2021, we announced that a new four-year labor agreement with the USW was ratified, ending the strike. As part of an orderly return to work process, employees began returning to active employment during the week of July 19, 2021. We expect the SRP business to continue to be negatively impacted in the third quarter of 2021 by lingering effects from the USW strike as workers return and production ramps back toward pre-strike levels. The new CBA, which covers the term from March 1, 2021 to February 28, 2025, delivers a competitive wage and benefit package to these represented employees, while securing ATI’s ability to reduce its exposure to health care cost inflation, which is critical for the long-term viability of ATI’s SRP business. As a result of this new CBA, ATI expects to recognize an approximately $65 million pretax gain in the third quarter of 2021 related to a reduction in our postretirement medical plan liabilities.
Compared to the second quarter 2020, sales were flat in the HPMC business segment and decreased 33% in the AA&S business segment. In HPMC, second quarter 2021 sales to the commercial aerospace market decreased 23%. This decline was partially offset by an increase in defense and energy market sales. Compared to the prior year period, lower AA&S sales across most major end markets were primarily due to the strike and the ongoing exit from the standard stainless sheet market. Energy market sales declined by 52% and commercial aerospace market sales declined 61% compared to the prior-year period.
Results for the first six months of 2021 were sales of $1.31 billion and loss before tax of $37.3 million, compared to sales of $1.73 billion and loss before tax of $292.9 million for the first six months of 2020. Our gross profit was $128.5 million, or 9.8% of sales, an $81.0 million decline compared to the first six months of 2020, reflecting COVID-19 and strike related impacts. The 2021 results include the $40.3 million of strike related costs and the $6.2 million net credit for restructuring recorded in the second quarter 2021 discussed above which are excluded from segment results. The 2020 results include the $327.6 million of charges recorded in the second quarter 2020 discussed above as well as an $8.0 million restructuring charge recorded in the first quarter of 2020, which is excluded from segment results, for severance obligations for a voluntary retirement incentive program for eligible salaried employees.
Nonoperating items included a reduction in nonoperating retirement benefit expense of approximately $9 million for the first half 2021, compared to the prior year period. Results for the six months 2020 include the $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes recorded in the second quarter 2020. Net loss attributable to ATI was $57.1 million, or ($0.45) per share, in the first six months of 2021, compared to a net loss attributable to ATI of $401.5 million, or ($3.18) per share, for the first six months of 2020.
Compared to the first six months of 2020, sales decreased 25% in the HPMC business segment and 24% in the AA&S business segment. Sales to the aerospace & defense markets in the HPMC segment were 35% lower than the first six months of 2020, due to declines in the commercial aerospace market. AA&S sales reflect lower sales across all major markets with the exception of the automotive and electronics markets.
In aggregate, ATI’s aerospace & defense markets sales decreased 23% to $281.2 million in the second quarter 2021, compared to the second quarter 2020. HPMC sales of next-generation jet engine products, which represented 36% of total second quarter 2021 HPMC jet engine product sales, decreased 22% compared to the second quarter 2020.
Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues for the three and six month periods ended June 30, 2021 and 2020 were as follows:

	Three months ended		Three months ended
Markets	June 30, 2021		June 30, 2020
Aerospace & Defense:
Jet Engines- Commercial	$129.6	21%	$157.8	20%
Airframes- Commercial	54.4	9%	117.5	15%
Defense	97.2	16%	90.3	12%
Total Aerospace & Defense	$281.2	46%	$365.6	47%
Energy:
Oil & Gas	56.1	9%	109.1	14%
Specialty Energy	62.2	10%	58.4	8%
Total Energy	118.3	19%	167.5	22%
Automotive	68.0	11%	50.8	7%
Electronics	43.3	7%	39.5	5%
Medical	32.0	5%	29.9	4%
Construction/Mining	21.9	4%	34.8	4%
Food Equipment & Appliances	20.7	3%	47.2	6%
Other	30.8	5%	35.0	5%
Total	$616.2	100%	$770.3	100%

	Six months ended		Six months ended
Markets	June 30, 2021		June 30, 2020
Aerospace & Defense:
Jet Engines- Commercial	$235.7	18%	$430.0	25%
Airframes- Commercial	112.6	9%	252.4	15%
Defense	187.1	14%	175.7	10%
Total Aerospace & Defense	$535.4	41%	$858.1	50%
Energy:
Oil & Gas	138.6	10%	227.2	13%
Specialty Energy	128.8	10%	110.9	7%
Total Energy	267.4	20%	338.1	20%
Automotive	159.5	12%	127.3	7%
Electronics	98.9	8%	72.7	4%
Construction/Mining	64.4	5%	78.4	4%
Medical	61.0	5%	68.5	4%
Food Equipment & Appliances	56.1	4%	97.6	6%
Other	66.0	5%	85.1	5%
Total	$1,308.7	100%	$1,725.8	100%
For the second quarter 2021, international sales of $287 million, or 47% of total sales, decreased from $293 million, or 38% of total sales, in the second quarter 2020. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.
Sales of our high-value products represented 95% and 91% of total sales for the three and six months ended June 30, 2021, respectively, reflecting the ongoing exit from standard stainless sheet products. Comparative information for our major high-value and standard products based on their percentages of revenues are shown below. In conjunction with the announced ongoing exit of standard stainless sheet products, in the fourth quarter of 2020 ATI reclassified certain items in the AA&S segment as High-Value Products. Prior period information reflects these reclassifications. HRPF conversion service sales in the AA&S segment are excluded from this presentation. We expect to cease production of standard stainless sheet products by the end of fiscal year 2021.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
High-Value Products
Nickel-based alloys and specialty alloys	33%	34%	32%	34%
Precision rolled strip products	19%	12%	20%	12%
Precision forgings, castings and components	18%	14%	17%	15%
Titanium and titanium-based alloys	13%	19%	12%	18%
Zirconium and related alloys	12%	8%	10%	8%
Total High-Value Products	95%	87%	91%	87%
Standard Products
Standard stainless products	5%	13%	9%	13%
Grand Total	100%	100%	100%	100%

Segment EBITDA for the second quarter 2021 was $73.2 million, or 11.9% of sales, compared to segment EBITDA of $62.1 million, or 8.1% of sales, for the second quarter of 2020. Segment EBITDA for the first six months of 2021 was $147.5 million, or 11.3% of sales, compared to segment EBITDA of $179.8 million, or 10.4% of sales, for the first six months of 2020. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, excludes all effects of LIFO inventory accounting and any related changes in net realizable value (NRV) inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and non-operating gains or losses. Results on our management basis of reporting were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales:
High Performance Materials & Components	$300.6	$300.7	$541.5	$721.0
Advanced Alloys & Solutions	315.6	469.6	767.2	1,004.8
Total external sales	$616.2	$770.3	$1,308.7	$1,725.8

EBITDA:
High Performance Materials & Components	$37.2	$28.7	$61.8	$105.3
% of Sales	12.4%	9.5%	11.4%	14.6%
Advanced Alloys & Solutions	36.0	33.4	85.7	74.5
% of Sales	11.4%	7.1%	11.2%	7.4%
Total segment EBITDA	$73.2	$62.1	$147.5	$179.8
% of Sales	11.9%	8.1%	11.3%	10.4%

LIFO and net realizable value reserves	—	—	—	—
Corporate expenses	(15.9)	(7.2)	(28.1)	(19.5)
Closed operations and other income (expense)	(3.6)	2.7	(3.1)	(3.6)
Total ATI Adjusted EBITDA	53.7	57.6	116.3	156.7

Depreciation & amortization	(36.3)	(35.6)	(72.4)	(72.9)
Interest expense, net	(23.7)	(21.7)	(47.1)	(43.6)
Restructuring and other credits (charges)	6.2	(16.7)	6.2	(24.7)
Strike related costs	(40.3)	—	(40.3)	—
Impairment of goodwill	—	(287.0)	—	(287.0)
Joint venture restructuring charges	—	(2.4)	—	(2.4)
Debt extinguishment charge	—	(21.5)	—	(21.5)
Gain on asset sales	—	—	—	2.5
Loss before income taxes	$(40.4)	$(327.3)	$(37.3)	$(292.9)
Business Segment Results
High Performance Materials & Components Segment
Second quarter 2021 sales of $300.6 million were flat with the second quarter 2020. Sales to the commercial aerospace market decreased 23% resulting from the global COVID-19 pandemic. This decrease was partially offset by a 28% increase in defense market sales and an increase in energy market sales, which more than doubled compared to the prior year quarter, on stronger demand for specialty energy materials for land-based gas turbines, particularly in Asia. Sales of next-generation jet engine products represented 36% of total second quarter 2021 HPMC jet engine product sales.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2021 and 2020 is as follows:

	Three months ended		Three months ended
Markets	June 30, 2021		June 30, 2020
Aerospace & Defense:
Jet Engines- Commercial	$122.0	41%	$141.4	47%
Airframes- Commercial	34.1	11%	62.0	21%
Defense	62.5	21%	48.9	16%
Total Aerospace & Defense	218.6	73%	252.3	84%
Energy:
Oil & Gas	10.3	3%	10.4	4%
Specialty Energy	38.3	13%	12.4	4%
Total Energy	48.6	16%	22.8	8%
Medical	14.6	5%	10.3	3%
Construction/Mining	6.1	2%	5.0	2%
Other	12.7	4%	10.3	3%
Total	$300.6	100%	$300.7	100%
International sales represented 48% of total segment sales for the second quarter 2021. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended June 30, 2021 and 2020, is as follows:

	Three months ended June 30,
	2021	2020
High-Value Products
Nickel-based alloys and specialty alloys	45%	36%
Precision forgings, castings and components	36%	35%
Titanium and titanium-based alloys	19%	29%
Total High-Value Products	100%	100%
Segment EBITDA in the second quarter 2021 increased to $37.2 million, or 12.4% of total sales, compared to $28.7 million, or 9.5% of total sales, for the second quarter 2020. Strike related costs of $2.1 million were excluded from HPMC segment second quarter 2021 results. This increase was due to improved operating margins from higher production volumes, aided by share gains and the ongoing benefits of 2020 cost cutting actions, and benefits from raw material price changes, which more than offset a 22% decline in sales of higher margin next generation jet engine products versus the prior year.
HPMC second quarter results reflect a modest recovery with ongoing improvements in many of our key end markets, most notably jet engine materials and components, as well as the continued benefits from our aggressive 2020 cost cutting actions and recent share gains. Worldwide economic recovery is increasing the demand for travel and efficient energy, which benefits ATI, and we are well positioned to capture this growth in the future. We anticipate demand for materials to continue increasing for narrow body engines but lag for widebody engines. This uneven pull, coupled with any remaining channel inventory, is expected to make the growth trajectory volatile quarter-to-quarter for the balance of the year. The commercial airframe market is expected to remain weak in the second half of 2021, largely due to the sluggish demand for widebody aircraft driven by subdued international travel rates and surplus inventory within the supply chain.
Sales for the first six months of 2021 were $541.5 million, decreasing 25% compared to the first six months of 2020. Sales to the aerospace and defense markets were 35% lower, reflecting a 47% decline in the commercial aerospace market resulting from the global COVID-19 pandemic, partially offset by a 40% increase in defense market sales. Energy markets sales were almost 70% higher compared to the prior year period, driven by demand for materials for land-based gas turbines.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2021 and 2020 is as follows:

	Six months ended		Six months ended
Markets	June 30, 2021		June 30, 2020
Aerospace & Defense:
Jet Engines- Commercial	$217.9	40%	$388.5	53%
Airframes- Commercial	60.6	11%	136.8	19%
Defense	119.9	22%	85.8	12%
Total Aerospace & Defense	398.4	73%	611.1	84%
Energy:
Oil & Gas	18.6	4%	23.0	3%
Specialty Energy	60.5	11%	23.9	4%
Total Energy	79.1	15%	46.9	7%
Medical	25.8	5%	27.3	4%
Construction/Mining	11.2	2%	10.3	1%
Other	27.0	5%	25.4	4%
Total	$541.5	100%	$721.0	100%
International sales represented 47% of total segment sales for the first six months 2021. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the six months ended June 30, 2021 and 2020, is as follows:

	Six months ended June 30,
	2021	2020
High-Value Products
Nickel-based alloys and specialty alloys	41%	38%
Precision forgings, castings and components	39%	35%
Titanium and titanium-based alloys	20%	27%
Total High-Value Products	100%	100%
Segment EBITDA in the first six months of 2021 decreased to $61.8 million, or 11.4% of total sales, compared to $105.3 million, or 14.6% of total sales, for the first six months of 2020. Despite the sequential margin improvement in the second quarter of 2021 and benefits from raw material price changes, lower overall demand, including lower sales of higher-margin next-generation jet engine products, and reduced asset utilization rates negatively impacted operating margins for the first half of 2021 compared to the prior year-to-date period, which included pre-pandemic demand levels for a portion of 2020.

Advanced Alloys & Solutions Segment
Second quarter 2021 sales were $315.6 million, decreasing 33% compared to the second quarter 2020. Declines were noted in many of our end markets, including a 52% decline in energy market sales and a 61% decline in commercial aerospace. Results were also negatively impacted by the strike, as well as the ongoing exit from the standard stainless sheet market. Sales for electronic applications were 9% higher year-over-year, driven by demand in Asia, primarily in China, and sales of automotive markets products also increased by 34%. Sales of high-value products were 25% lower, largely due to a 72% decline in titanium and titanium-based alloys, driven by lower commercial aerospace demand, and a 55% decline in nickel-based alloys and specialty alloys, partially offset by a 30% increase in sales of precision-rolled strip products, primarily from ATI’s STAL joint venture in China.

Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2021 and 2020 is as follows:

	Three months ended		Three months ended
Markets	June 30, 2021		June 30, 2020
Energy:
Oil & Gas	$45.8	14%	$98.7	21%
Specialty Energy	23.9	8%	46.0	10%
Total Energy	69.7	22%	144.7	31%
Automotive	66.6	21%	49.8	11%
Aerospace & Defense:
Jet Engines- Commercial	7.6	2%	16.5	4%
Airframes- Commercial	20.3	6%	55.2	12%
Defense	34.8	11%	41.6	8%
Total Aerospace & Defense	62.7	19%	113.3	24%
Electronics	43.1	14%	39.3	8%
Food Equipment & Appliances	20.7	7%	47.1	10%
Construction/Mining	15.8	5%	29.8	6%
Other	37.0	12%	45.6	10%
Total	$315.6	100%	$469.6	100%
International sales represented 46% of total segment sales for the second quarter 2021, compared to 34% in the prior year’s second quarter. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended June 30, 2021 and 2020, are presented in the following table. In conjunction with the ongoing exit from standard stainless sheet products, in the fourth quarter of 2020 ATI reclassified certain items as High-Value Products. Prior period information reflects these reclassifications. HRPF conversion service sales are excluded from this presentation. We expect to cease production of standard stainless sheet products by the end of fiscal year 2021.

	Three months ended June 30,
	2021	2020
High-Value Products
Precision rolled strip products	39%	20%
Zirconium and related alloys	24%	14%
Nickel-based alloys and specialty alloys	21%	32%
Titanium and titanium-based alloys	6%	13%
Total High-Value Products	90%	79%
Standard Products
Standard stainless products	10%	21%
Total	100%	100%
Segment EBITDA was $36.0 million, or 11.4% of sales, for the second quarter 2021, compared to segment EBITDA of $33.4 million, or 7.1% of sales, for the second quarter 2020. Strike related costs of $38.2 million for the second quarter of 2021, primarily related to lower productivity and utilization levels, were excluded from AA&S segment results. Improved EBITDA margins reflect a richer product mix away from standard stainless products, benefits from 2020 cost reductions and $15 million in benefits from rising raw material prices, particularly nickel, at our SRP business. Second quarter 2021 results also include lower retirement benefit expense of approximately $3 million.
ATI’s second quarter results include a significant negative impact on our SRP business from the strike by employees represented by the USW. Strike related impacts, consisting of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and ongoing benefit costs for striking employees, have been excluded from AA&S segment results. However, AA&S segment EBITDA for the second quarter 2021 was also impacted by lower sales resulting from the strike. We expect the SRP business to be negatively impacted by lingering effects from the USW strike in the third quarter of 2021 as workers return in late July and production ramps back toward pre-strike levels. We remain on track with the transformation of the SRP business and the elimination of standard stainless sheet products by the end of 2021.

Sales for the first six months of 2021 were $767.2 million, decreasing 24% compared to the fix six months of 2020. Declines were noted in almost all end markets, including a 35% decline in energy market sales, a 45% decline in aerospace & defense and a 43% decline in food equipment & appliances, due primarily to impacts from the strike, as well as the ongoing exit from the standard stainless sheet market. Sales of high-value products were 17% lower, largely due to a 60% decline in titanium and titanium-based alloys and a 39% decline in nickel-based alloys and specialty alloys, partially offset by a 28% increase in sales of precision-rolled strip products, primarily from ATI’s STAL joint venture in China.
Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2021 and 2020 is as follows:

	Six months ended		Six months ended
Markets	June 30, 2021		June 30, 2020
Energy:
Oil & Gas	$120.0	16%	$204.2	20%
Specialty Energy	68.3	9%	87.0	9%
Total Energy	188.3	25%	291.2	29%
Automotive	156.1	20%	124.3	12%
Aerospace & Defense:
Jet Engines- Commercial	17.8	2%	41.6	4%
Airframes- Commercial	52.0	7%	115.5	11%
Defense	67.3	9%	89.9	10%
Total Aerospace & Defense	137.1	18%	247.0	25%
Electronics	98.4	13%	72.2	7%
Food Equipment & Appliances	56.1	7%	97.5	10%
Construction/Mining	53.2	7%	68.1	7%
Other	78.0	10%	104.5	10%
Total	$767.2	100%	$1,004.8	100%
International sales represented 42% of total segment sales for the first six months of 2021. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the six months ended June 30, 2021 and 2020, are presented in the following table. In conjunction with the ongoing exit from standard stainless sheet products, ATI reclassified certain items as High-Value Products. Prior period information reflects these reclassifications. HRPF conversion service sales are excluded from this presentation. We expect to cease production of standard stainless sheet products by the end of fiscal year 2021.

	Six months ended June 30,
	2021	2020
High-Value Products
Precision rolled strip products	35%	18%
Nickel-based alloys and specialty alloys	25%	28%
Zirconium and related alloys	19%	12%
Titanium and titanium-based alloys	6%	10%
Total High-Value Products	85%	68%
Standard Products
Standard stainless products	15%	32%
Total	100%	100%
Segment EBITDA was $85.7 million, or 11.2% of sales, for the first six month of 2021, compared to segment EBITDA of $74.5 million, or 7.4% of sales, for the first six months of 2020. Strike related costs, primarily related to lower productivity and utilization levels, were excluded from AA&S segment results. Improved EBITDA margins reflect a richer product mix away from standard stainless products, benefits from 2020 cost reductions, which more than offset prior year-to-date results which included pre-pandemic demand levels for a portion of 2020. Current year results also include $31 million in benefits from rising raw material prices, particularly nickel, at our SRP business and lower retirement benefit expense of approximately $6 million, compared to 2020.

Corporate Items
There was no net effect on our results of operations for changes in LIFO and NRV inventory reserves for the second quarters and first six months of 2021 and 2020. For the second quarter and first six months of 2021, LIFO inventory valuation reserve charges of $7.3 million and $14.1 million, respectively, were offset by declines of the same magnitude in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the second quarter and first six months of 2020, LIFO inventory valuation reserve benefits of $2.0 million and $14.0 million, respectively, were offset by increases of the same magnitude in the NRV inventory reserves. The NRV inventory reserve balance was $29.9 million at June 30, 2021.
Corporate expenses for the second quarter of 2021 were $15.9 million, compared to $7.2 million for the second quarter 2020. For the six months ended June 30, 2021, corporate expenses were $28.1 million, compared to $19.5 million for the six months ended June 30, 2020. The current year second quarter and six month increases include a $6.3 million and $9.2 million impact, respectively, of higher incentive compensation costs compared to the prior year periods, which included reversals of previously-recognized expense due to COVID-19 pandemic impacts.
Closed operations and other expense for the second quarter 2021 was $3.6 million, compared to income of $2.7 million for the second quarter 2020, which included benefits from settlements of contract indemnity obligations. For the six months ended June 30, 2021, closed operations and other expenses were $3.1 million, compared to expense of $3.6 million for the six months ended June 30, 2020. Closed operations and other expense in the first six months of 2021 compared to 2020 also reflects lower costs at closed facilities, including retirement benefit expense, insurance costs, and real estate and other facility costs, and changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation.
The following is depreciation & amortization by each business segment:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

High Performance Materials & Components	$19.2	$19.5	$38.8	$39.0
Advanced Alloys & Solutions	16.1	15.3	31.6	32.3
Other	1.0	0.8	2.0	1.6
	$36.3	$35.6	72.4	72.9
Interest expense, net of interest income, in the second quarter 2021 was $23.7 million, compared to net interest expense of $21.7 million for the second quarter 2020. On a year-to-date basis, net interest expense was $47.1 million for the first six months of 2021 compared to $43.6 million for the first six months of 2020. Capitalized interest reduced interest expense by $1.2 million in the second quarter 2021 and $2.4 million in the second quarter 2020. For the six months ended June 30, 2021 and 2020, capitalized interest was $2.5 million and $4.5 million, respectively.
Restructuring charges for the second quarter and first six months of 2021 were a net credit of $6.2 million, primarily related to $6.9 million of lowered severance-related reserves for approximately 200 employees based on changes in planned operating rates and revised workforce reduction estimates. This was offset by $0.7 million of other costs related to facility idlings. A $16.7 million restructuring charge for voluntary and involuntary severance programs was recorded in the second quarter 2020. For the six months of 2020, an additional $8.0 million restructuring charge was recorded in the first quarter of 2020 for a voluntary retirement incentive program for eligible salaried employees. These charges were comprised of severance obligations for the elimination of approximately 550 positions for both involuntary reductions and voluntary retirement incentive programs related to both salary and hourly employees in the HPMC segment, in the second quarter of 2020, as well as the reduction of approximately 90 positions for a voluntary retirement incentive program for eligible salaried employees in the first quarter of 2020. These charges were excluded from segment EBITDA. Cash payments associated with cost reduction programs implemented in the fourth quarter 2019 and throughout the 2020 fiscal year were $10.2 million in the first six months of 2021. The majority of the $26.3 million of remaining reserves associated with these cost reduction programs as of June 30, 2021 are expected to be paid by the end of 2021.
Strike related costs were $40.3 million in the second quarter 2021, of which $38.2 million were excluded from AA&S segment EBITDA and $2.1 million were excluded from HPMC segment EBITDA. These items primarily consisted of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and ongoing benefit costs for striking employees.

In the second quarter 2020, due to demand disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic and changes in near-term demand requirements of aero-engine and airframe markets, ATI conducted an interim test for goodwill impairment at our Forged Products operations, and recognized a $287.0 million charge for the partial impairment of goodwill. This goodwill impairment charge is excluded from HPMC segment EBITDA.
In the second quarter of 2020, the A&T Stainless joint venture recorded a $4.8 million charge for contractual termination benefits, and ATI recognized a $2.4 million charge in the second quarter 2020 for its equity method share of these termination benefits. These charges are excluded from segment EBITDA.
In June 2020, ATI issued $285.0 million aggregate principal amount of 3.5% Convertible Senior Notes due 2025 (the 2025 Convertible Notes), and used the majority of the proceeds to repurchase approximately $203.2 million aggregate principal amount of the outstanding principal balance of our 2022 Convertible Notes. A $21.5 million debt extinguishment charge was recognized for this action.
During the first six months of 2020, we recognized a $2.5 million cash gain for the sale of certain oil and gas rights. This non-core asset sale gain is reported in other income/expense, net, on the consolidated statement of income and is excluded from segment EBITDA.
Income Taxes
The provision for income taxes for the second quarter and six months ended June 30, 2021 was $4.0 million and $9.5 million, respectively. The tax provision for the second quarter and six months ended June 30, 2020 was $92.6 million, or (28.3)%, and $103.4 million, or (35.3)%, respectively, of loss before taxes, based on the actual year to date effective rate for this period. In the second quarter 2020, we entered into a three-year cumulative loss within the United States, limiting our ability to utilize future projections when analyzing the need for a valuation allowance, therefore limiting sources of income as part of the analysis. As a result, we recorded a $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes in the second quarter of 2020. We continue to maintain valuation allowances on our U.S. federal and state deferred tax assets, as well as for certain foreign jurisdictions. Throughout 2020, we calculated the provision for income taxes based upon actual year to date results due to the uncertainty of future projections as a result of the global pandemic. For 2021, we continue to be unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for our U.S. operations could produce a significant variation in our annual effective tax rate. As a result, we recorded income tax for the six months ended June 30, 2021 based upon an annual effective tax rate for our foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to our U.S. jurisdictions. The current year tax expense is mainly attributable to our foreign operations.
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
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. We did not meet this fixed charge coverage ratio at June 30, 2021. As a result, we are unable to access 12.5%, or $87.5 million, of the ABL facility until we meet the ratio. Additionally, we must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 2022 Convertible Notes and the 5.875% Notes due 2023. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and our undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.
As of June 30, 2021, there were no outstanding borrowings under the revolving portion of the ABL facility, and $42.8 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first six months of 2021. There were average revolving credit borrowings of $58 million bearing an average annual interest rate of 2.2% under the ABL facility for the first six months of 2020.
In June 2020, we issued and sold $285.0 million aggregate principal amount of 2025 Convertible Notes. We used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of our outstanding 2022 Convertible Notes. We also used $19.0 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, which effectively increase the initial conversion price of the 2025 Convertible Notes into ATI stock from $15.49 per share to $19.76 per share. The remainder of the net proceeds from the offering is being used for general corporate purposes.
At June 30, 2021, we had $473 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $350 million, for total liquidity of more than $800 million. We do not expect to pay any significant U.S. federal or state income taxes in the next several years due to net operating loss carryforwards.
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
Cash Flow and Working Capital
For the six months ended June 30, 2021, cash used in operations was $102.6 million, primarily due to an $115.0 million increase in managed working capital related to increased business activity. Other significant 2021 operating cash flow items included $17.5 million in contributions to a U.S. defined benefit pension plan and payment of 2020 annual incentive compensation, partially offset by receipt of advance payments as part of long-term supply agreements in 2021. For the six months ended June 30, 2020, cash used in operations was $14.4 million, reflecting a use of cash from changes in managed working capital. Other significant 2020 items included $27.9 million in contributions to a U.S. defined benefit pension plan and payment of 2019 annual incentive compensation.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At June 30, 2021, managed working capital increased as a percentage of annualized total ATI sales to 47.9% compared to 40.5% at December 31, 2020. The $115.0 million increase in managed working capital at June 30, 2021 from December 31, 2020 is detailed in the table below. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by 8% as of June 30, 2021 compared to year end 2020. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, were consistent as of June 30, 2021 compared to year end 2020.
The components of managed working capital at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
(In millions)	2021	2020
Accounts receivable	$362.2	$345.8
Short-term contract assets	52.3	38.9
Inventory	1,059.0	997.1
Accounts payable	(265.8)	(290.6)
Short-term contract liabilities	(103.8)	(111.8)
Subtotal	1,103.9	979.4
Allowance for doubtful accounts	3.9	4.3
Adjustment from current cost to LIFO cost basis	(29.9)	(44.1)
Inventory valuation reserves	103.6	126.9
Managed working capital	$1,181.5	$1,066.5
Annualized prior 3 months sales	$2,464.8	$2,633.2
Managed working capital as a % of annualized sales	47.9%	40.5%
Change in managed working capital from December 31, 2020	$115.0
Cash used in investing activities was $58.8 million in the first six months of 2021, reflecting $61.4 million in capital expenditures primarily related to HPMC growth projects including the new iso-thermal press and heat-treating expansion in Cudahy, WI. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash used in financing activities was $12.0 million in the first six months of 2021. Cash provided by financing activities was $124.5 million in the first half of 2020 and consisted primarily of $285.0 million of borrowings for the 2025 Convertible Notes issued in June 2020 and $100.0 million of additional Term Loan borrowings under the ABL. These were offset by a $203.2 million repayment for a portion of the 2022 Convertible Notes and $19.1 million cash make-whole payment related to the early extinguishment of these 2022 Convertible Notes as required by the applicable indenture, as well as $19.0 million to pay the cost of capped call transactions and $8.1 million for debt issuance costs, both associated with the newly issued 2025 Convertible Notes.
At June 30, 2021, cash and cash equivalents on hand totaled $472.5 million, a decrease of $173.4 million from year end 2020. Cash and cash equivalents held by our foreign subsidiaries was $101.2 million at June 30, 2021, of which $47.2 million was held by the STAL joint venture.
Debt
Total debt outstanding of $1,635.7 million at June 30, 2021 increased $6.6 million compared to December 31, 2020. Total debt outstanding as described above excludes debt issuance costs and the December 31, 2020 amount includes $46.8 million for the unamortized balance of the portion of the 2025 Convertible Notes recorded in stockholders’ equity due to the flexible settlement feature of the notes. ATI adopted new accounting guidance in 2021 that reclassifies this portion of the 2025 Convertible Notes recorded in stockholders’ equity to long-term debt (see below for further discussion).
In managing our overall capital structure, some of the measures on which we focus are the ratios of: debt to EBITDA, which measures our ability to repay our incurred debt; net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital; and total debt to total capitalization, which excludes cash balances. We define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges for the latest 12 month period. We define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring charges/credits, strike related costs, long-lived asset impairments and other postretirement/pension curtailment and settlement gains and losses. We believe that EBITDA and Adjusted EBITDA are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. EBITDA and Adjusted EBITDA are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles.
All of these leverage ratios worsened in 2021, primarily as a result of higher net debt and lower adjusted EBITDA as calculated on a trailing twelve-month basis and reflecting a greater portion of COVID-19 pandemic impacts on June 30, 2021 ratios. As of June 30, 2021, our debt to Adjusted EBITDA ratio was 10.49, compared to 8.30 at December 31, 2020, and net debt to Adjusted EBITDA ratio was 7.46, compared to 5.01 at December 31, 2020.

	Three months ended		Latest 12 months ended	Fiscal year ended
	June 30, 2021	June 30, 2020	June 30, 2021	December 31, 2020

Loss before income taxes	$(40.4)	$(327.3)	$(1,226.3)	$(1,481.9)
Interest expense	23.7	21.7	97.9	94.4
Depreciation and amortization	36.3	35.6	142.8	143.3
Restructuring and other charges (credits)	(6.2)	16.7	1,101.2	1,132.1
Strike related costs	40.3	—	40.3	—
Joint venture restructuring charge	—	2.4	—	2.4
Impairment of goodwill	—	287.0	—	287.0
Debt extinguishment charge	—	21.5	—	21.5
Gain on asset sales	—	—	—	(2.5)
Adjusted EBITDA	$53.7	$57.6	$155.9	$196.3

Total debt (a)			$1,635.7	$1,629.1
Less: Cash			(472.5)	(645.9)
Net debt			$1,163.2	$983.2

Debt to Adjusted EBITDA			10.49	8.30
Net Debt to Adjusted EBITDA			7.46	5.01
Net debt as a percentage of total capitalization was 71.1% at June 30, 2021, compared to 67.6% at December 31, 2020, primarily reflecting lower cash balances.

(In millions)	June 30, 2021	December 31, 2020
Total debt (a)	$1,635.7	$1,629.1
Less: Cash	(472.5)	(645.9)
Net debt	$1,163.2	$983.2
Total ATI stockholders’ equity (b)	473.0	471.3
Net ATI total capital	$1,636.2	$1,454.5
Net debt to ATI total capital	71.1%	67.6%
Total debt to total capitalization of 77.6% at June 30, 2021 was consistent with December 31, 2020.

(In millions)	June 30, 2021	December 31, 2020
Total debt (a)	$1,635.7	$1,629.1
Total ATI stockholders’ equity (b)	473.0	471.3
Total ATI capital	$2,108.7	$2,100.4
Total debt to total ATI capital	77.6%	77.6%
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
We used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of our outstanding 2022 Convertible Notes, resulting in a $21.5 million debt extinguishment charge, which included a $19.1 million cash make-whole payment related to the early extinguishment of the 2022 Convertible Notes as required by the applicable indenture, and a $2.4 million charge for deferred debt issue costs. We also used $19.0 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, described below, which was recorded as a reduction to additional paid-in-capital in stockholders’ equity on the consolidated balance sheet. The remainder of the net proceeds from the offering is being used for general corporate purposes.
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
Labor Matters
Our CBA with the USW involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike. On July 14, 2021, we announced that a new four-year labor agreement with the USW was ratified, ending the strike. As part of an orderly return to work process, employees will began returning to active employment during the week of July 19, 2021. The new CBA, which covers the term from March 1, 2021 to February 28, 2025, delivers a competitive wage and benefit package to these represented employees, while securing ATI’s ability to reduce its exposure to health care cost inflation, which is critical for the long-term viability of ATI’s SRP business.

Dividends
We do not currently pay a quarterly dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. Under the ABL facility, there is no limit on dividend declarations or payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $150 million and 30% of the sum of the maximum revolving advance amount and the outstanding principal amount of any term loans (the Maximum Loan Amount), and no event of default under the ABL facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend declarations or payments if the undrawn availability is less than the greater of $150 million and 30% of the Maximum Loan Amount but more than the greater of $75 million and 15% of the Maximum Loan Amount, if (i) no event of default has occurred and is continuing or would result from paying the dividend, and (ii) we demonstrate to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $75 million and 15% of the Maximum Loan Amount, and (B) we maintain a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL facility.
Critical Accounting Policies
Inventory
At June 30, 2021, we had net inventory of $1,059.0 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the six months ended June 30, 2021 and 2020, the LIFO inventory valuation method resulted in cost of sales that were $14.1 million higher and $14.0 million lower, respectively, than would have been recognized under the FIFO methodology to value our inventory.
Due primarily to persistent raw material deflation in prior years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting NRV inventory reserve, if any, is recognized in the period that the need for the reserve is identified. Our NRV reserves were $29.9 million at June 30, 2021 and $44.1 million at December 31, 2020.

The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Six months ended June 30,
	2021	2020
LIFO benefit (charge)	$(14.1)	$14.0
NRV benefit (charge)	14.1	(14.0)
Net cost of sales impact	$—	$—
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
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At June 30, 2021, we had $241.9 million of goodwill on our consolidated balance sheet, an increase of $1.2 million from December 31, 2020 due to foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at June 30, 2021.
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
Since the second quarter of 2020, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in the second quarter of 2020 on our U.S. Federal and state deferred tax assets. In 2021, ATI continues to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $38.7 million of valuation allowances on amounts recorded in other comprehensive loss as of June 30, 2021.
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
Over the past year, the U.S. government has enacted various relief packages in response to the COVID-19 pandemic. Due to our valuation allowance in the U.S., the impact to income tax expense has been minimal. We are currently assessing payroll tax refund and other cost-share opportunities.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, was amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At June 30, 2021, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $2.6 million, comprised of $1.0 million in other current liabilities and $1.6 million in other long-term liabilities on the balance sheet.
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
At June 30, 2021, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 70% of our forecasted domestic requirements for natural gas for the remainder of 2021 and approximately 25% for 2022 are hedged. At June 30, 2021, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax gain of $3.0 million, comprised of $2.6 million in prepaid expenses and other current assets and $0.4 million in other long-term assets on the balance sheet. For the three months ended June 30, 2021, natural gas hedging activity decreased cost of sales of $0.3 million.
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
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2021, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 5 million pounds of nickel with hedge dates through 2023. The aggregate notional amount hedged is approximately 10% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2021, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $4.6 million, comprised of $3.8 million in prepaid expense and other current assets and $0.8 million in other long-term assets on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2021, we had no significant outstanding foreign currency forward contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Allegheny Technologies Incorporated and its subsidiary, ATI Titanium LLC (ATI Titanium), are parties to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. No trial date has been set by the court given the restrictions of the pandemic. While ATI intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

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
The Company’s CBA with the USW involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike. On July 14, 2021, ATI announced that a new four-year labor agreement was ratified with the USW, ending the strike. We expect to continue to be negatively impacted in the third quarter of 2021 by lingering effects from the USW strike as workers return and production ramps back toward pre-strike levels.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2021	265	$21.66	—	$—
May 1-31, 2021	—	$—	—	$—
June 1-30, 2021	—	$—	—	$—
Total	265	$21.66	—	$—

Item 6.	Exhibits
(a) Exhibits

10.1	Addendum to Performance-Vested Restricted Stock Unit Agreement (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	August 3, 2021	By	/s/ Donald P. Newman
Donald P. Newman
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2021	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)