Form 10-Q
period 2021-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2021-11-02
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 15, 2021, the registrant had outstanding 127,248,348 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,006.8	$645.9
Accounts receivable, net	502.0	345.8
Short-term contract assets	55.7	38.9
Inventories, net	1,055.8	997.1
Prepaid expenses and other current assets	68.8	38.3
Total Current Assets	2,689.1	2,066.0
Property, plant and equipment, net	1,487.6	1,469.2
Goodwill	229.0	240.7
Other assets	220.8	259.0
Total Assets	$4,626.5	$4,034.9
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$290.7	$290.6
Short-term contract liabilities	86.7	111.8
Short-term debt and current portion of long-term debt	606.9	17.8
Other current liabilities	223.0	233.1
Total Current Liabilities	1,207.3	653.3
Long-term debt	1,683.6	1,550.0
Accrued postretirement benefits	269.4	326.7
Pension liabilities	565.9	673.6
Other long-term liabilities	220.1	189.9
Total Liabilities	3,946.3	3,393.5
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-127,477,621 shares at September 30, 2021 and 126,820,440 shares at December 31, 2020; outstanding-127,248,348 shares at September 30, 2021 and 126,817,768 shares at December 31, 2020	12.7	12.7
Additional paid-in capital	1,592.1	1,625.5
Retained earnings	102.5	106.5
Treasury stock: 229,273 shares at September 30, 2021 and 2,672 shares at December 31, 2020	(4.8)	—
Accumulated other comprehensive loss, net of tax	(1,161.1)	(1,223.6)
Total ATI stockholders’ equity	541.4	521.1
Noncontrolling interests	138.8	120.3
Total Equity	680.2	641.4
Total Liabilities and Equity	$4,626.5	$4,034.9

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales	$725.7	$598.0	$2,034.4	$2,323.8

Cost of sales	643.2	559.9	1,823.4	2,076.2
Gross profit	82.5	38.1	211.0	247.6
Selling and administrative expenses	54.9	45.4	169.1	148.2
Impairment of goodwill	—	—	—	287.0
Restructuring charges (credits)	(2.3)	2.3	(8.5)	27.0
Operating income (loss)	29.9	(9.6)	50.4	(214.6)
Nonoperating retirement benefit income (expense)	57.9	(11.1)	44.3	(33.5)
Interest expense, net	(25.1)	(25.1)	(72.2)	(68.7)
Debt extinguishment charge	—	—	—	(21.5)
Other income (expense), net	14.5	(0.4)	17.4	(0.8)
Income (loss) before income taxes	77.2	(46.2)	39.9	(339.1)
Income tax provision	22.0	0.8	31.5	104.2
Net income (loss)	55.2	(47.0)	8.4	(443.3)
Less: Net income attributable to noncontrolling interests	6.5	3.1	16.8	8.3
Net income (loss) attributable to ATI	$48.7	$(50.1)	$(8.4)	$(451.6)

Basic net income (loss) attributable to ATI per common share	$0.38	$(0.40)	$(0.07)	$(3.57)

Diluted net income (loss) attributable to ATI per common share	$0.35	$(0.40)	$(0.07)	$(3.57)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$55.2	$(47.0)	$8.4	$(443.3)
Currency translation adjustment
Unrealized net change arising during the period	(5.0)	23.2	(2.8)	14.0
Derivatives
Net derivatives gain (loss) on hedge transactions	6.7	6.1	14.1	(4.2)
Reclassification to net income (loss) of net realized (gain) loss	(3.0)	0.4	(6.2)	6.4
Income taxes on derivative transactions	—	—	—	—
Total	3.7	6.5	7.9	2.2
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	22.5	21.3	66.9	63.9
Prior service cost
Amortization to net income (loss) of net prior service credits	(0.4)	(0.8)	(1.4)	(2.3)
Settlement gain	(21.9)	—	(21.9)	—
Income taxes on postretirement benefit plans	(15.5)	—	(15.5)	—
Total	15.7	20.5	59.1	61.6
Other comprehensive income, net of tax	14.4	50.2	64.2	77.8
Comprehensive income (loss)	69.6	3.2	72.6	(365.5)
Less: Comprehensive income attributable to noncontrolling interests	5.7	9.1	18.5	13.0
Comprehensive income (loss) attributable to ATI	$63.9	$(5.9)	$54.1	$(378.5)

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Operating Activities:
Net income (loss)	$8.4	$(443.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108.0	108.3
Deferred taxes	1.9	98.5
Impairment of goodwill	—	287.0
Debt extinguishment charge	—	21.5
Net gains from disposal of property, plant and equipment	(2.5)	(3.3)
Gain from sale of business	(13.7)	—
Changes in operating assets and liabilities:
Inventories	(63.4)	119.3
Accounts receivable	(158.0)	166.2
Accounts payable	0.6	(280.5)
Retirement benefits	(112.9)	(78.3)
Accrued liabilities and other	(13.2)	49.6
Cash provided by (used in) operating activities	(244.8)	45.0
Investing Activities:
Purchases of property, plant and equipment	(104.2)	(94.6)
Proceeds from sale of business, net of transaction costs	53.0	—
Proceeds from disposal of property, plant and equipment	2.9	4.0
Other	(0.2)	1.4
Cash used in investing activities	(48.5)	(89.2)
Financing Activities:
Borrowings on long-term debt	675.7	391.4
Payments on long-term debt and finance leases	(11.0)	(209.5)
Net borrowings (payments) under credit facilities	3.6	(0.9)
Purchase of convertible note capped call	—	(19.4)
Debt issuance costs	(9.3)	(9.1)
Debt extinguishment charge	—	(19.1)
Shares repurchased for income tax withholding on share-based compensation and other	(4.8)	(7.8)
Cash provided by financing activities	654.2	125.6
Increase in cash and cash equivalents	360.9	81.4
Cash and cash equivalents at beginning of period	645.9	490.8
Cash and cash equivalents at end of period	$1,006.8	$572.2
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, June 30, 2020	$12.7	$1,617.8	$1,277.6	$—	$(1,172.8)	$107.0	$1,842.3
Net income (loss)	—	—	(50.1)	—	—	3.1	(47.0)
Other comprehensive income	—	—	—	—	44.2	6.0	50.2
Equity component of convertible note	—	1.1	—	—	—	—	1.1
Convertible note capped call	—	(0.4)	—	—	—	—	(0.4)
Employee stock plans	—	3.7	(0.1)	—	—	—	3.6
Balance, September 30, 2020	$12.7	$1,622.2	$1,227.4	$—	$(1,128.6)	$116.1	$1,849.8
Balance, June 30, 2021	$12.7	$1,587.5	$53.8	$(4.7)	$(1,176.3)	$133.1	$606.1
Net income	—	—	48.7	—	—	6.5	55.2
Other comprehensive income (loss)	—	—	—	—	15.2	(0.8)	14.4
Employee stock plans	—	4.6	—	(0.1)	—	—	4.5
Balance, September 30, 2021	$12.7	$1,592.1	$102.5	$(4.8)	$(1,161.1)	$138.8	$680.2

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2019	$12.7	$1,618.0	$1,679.3	$(18.2)	$(1,201.7)	$103.1	$2,193.2
Net income (loss)	—	—	(451.6)	—	—	8.3	(443.3)
Other comprehensive income	—	—	—	—	73.1	4.7	77.8
Equity component of convertible note	—	49.8	—	—	—	—	49.8
Convertible note capped call	—	(19.4)	—	—	—	—	(19.4)
Employee stock plans	—	(26.2)	(0.3)	18.2	—	—	(8.3)
Balance, September 30, 2020	$12.7	$1,622.2	$1,227.4	$—	$(1,128.6)	$116.1	$1,849.8
Balance, December 31, 2020	$12.7	$1,625.5	$106.5	$—	$(1,223.6)	$120.3	$641.4
Net income (loss)	—	—	(8.4)	—	—	16.8	8.4
Other comprehensive income	—	—	—	—	62.5	1.7	64.2
Cumulative effect of adoption of new accounting standard	—	(49.8)	4.4	—	—	—	(45.4)
Employee stock plans	—	16.4	—	(4.8)	—	—	11.6
Balance, September 30, 2021	$12.7	$1,592.1	$102.5	$(4.8)	$(1,161.1)	$138.8	$680.2
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

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the third quarters and nine months ended September 30, 2021 and 2020 were as follows:

(in millions)	Third quarter ended
	September 30, 2021			September 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$207.5	$75.4	$282.9	$171.8	$74.3	$246.1
Energy*	57.5	108.7	166.2	24.4	106.0	130.4
Automotive	2.1	89.7	91.8	1.5	57.9	59.4
Food Equipment & Appliances	—	51.6	51.6	—	33.8	33.8
Electronics	0.4	34.4	34.8	0.2	45.7	45.9
Medical	16.8	17.5	34.3	10.6	16.7	27.3
Construction/Mining	5.6	19.7	25.3	4.0	24.3	28.3
Other	10.1	28.7	38.8	8.8	18.0	26.8
Total	$300.0	$425.7	$725.7	$221.3	$376.7	$598.0

(in millions)	Nine Months Ended
	September 30, 2021			September 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense	$605.9	$212.4	$818.3	$782.9	$321.3	$1,104.2
Energy*	136.6	297.0	433.6	71.3	397.2	468.5
Automotive	5.5	245.8	251.3	4.5	182.2	186.7
Electronics	0.9	132.8	133.7	0.7	117.9	118.6
Food Equipment & Appliances	0.1	107.6	107.7	0.1	131.3	131.4
Medical	42.6	52.7	95.3	37.9	57.9	95.8
Construction/Mining	16.8	72.9	89.7	14.3	92.4	106.7
Other	33.1	71.7	104.8	30.6	81.3	111.9
Total	$841.5	$1,192.9	$2,034.4	$942.3	$1,381.5	$2,323.8
*Includes the oil & gas, downstream processing, and specialty energy markets.

(in millions)	Third quarter ended
	September 30, 2021			September 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$140.8	$256.5	$397.3	$129.3	$219.3	$348.6
Asia	58.3	96.2	154.5	19.9	103.0	122.9
Europe	85.3	26.0	111.3	60.7	34.1	94.8
Canada	9.9	8.5	18.4	4.4	8.5	12.9
South America, Middle East and other	5.7	38.5	44.2	7.0	11.8	18.8
Total	$300.0	$425.7	$725.7	$221.3	$376.7	$598.0

(in millions)	Nine Months Ended
	September 30, 2021			September 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$426.7	$700.2	$1,126.9	$522.8	$909.1	$1,431.9
Asia	119.0	313.5	432.5	72.6	288.3	360.9
Europe	250.7	87.1	337.8	286.2	104.1	390.3
Canada	27.4	28.3	55.7	21.1	30.0	51.1
South America, Middle East and other	17.7	63.8	81.5	39.6	50.0	89.6
Total	$841.5	$1,192.9	$2,034.4	$942.3	$1,381.5	$2,323.8
Comparative information of the Company’s major high-value and standard products based on their percentages of sales is included in the following table. In conjunction with the Company’s announced ongoing exit of lower-margin standard stainless sheet products, in the fourth quarter of 2020 ATI reclassified certain items as High-Value Products within AA&S segment results. Prior period information reflects these reclassifications. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Third quarter ended
	September 30, 2021			September 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	46%	31%	37%	38%	29%	32%
Precision rolled strip products	—%	33%	19%	—%	28%	18%
Precision forgings, castings and components	35%	—%	15%	30%	—%	11%
Titanium and titanium-based alloys	19%	7%	12%	32%	8%	17%
Zirconium and related alloys	—%	15%	9%	—%	16%	10%
Total High-Value Products	100%	86%	92%	100%	81%	88%
Standard Products
Standard stainless products	—%	14%	8%	—%	19%	12%
Total	100%	100%	100%	100%	100%	100%

	Nine Months Ended
	September 30, 2021			September 30, 2020
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
High-Value Products
Nickel-based alloys and specialty alloys	43%	27%	34%	38%	29%	34%
Precision rolled strip products	—%	34%	19%	—%	22%	13%
Precision forgings, castings and components	37%	—%	16%	34%	—%	14%
Titanium and titanium-based alloys	20%	7%	12%	28%	10%	18%
Zirconium and related alloys	—%	17%	10%	—%	14%	9%
Total High-Value Products	100%	85%	91%	100%	75%	88%
Standard Products
Standard stainless products	—%	15%	9%	—%	25%	12%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $1.7 billion and $1.4 billion at September 30, 2021 and 2020, respectively. Due to the structure of the Company’s long-term agreements, approximately 80% of this backlog at September 30, 2021 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.

Contract balances
As of September 30, 2021 and December 31, 2020, accounts receivable with customers were $506.1 million and $350.1 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the nine months ended September 30, 2021 and 2020:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	September 30, 2021	September 30, 2020
Balance as of beginning of fiscal year	$4.3	$4.6
Expense to increase the reserve	0.4	0.1
Write-off of uncollectible accounts	(0.6)	(0.4)
Balance as of period end	$4.1	$4.3

(in millions)
Contract Assets
Short-term	September 30, 2021	September 30, 2020
Balance as of beginning of fiscal year	$38.9	$38.5
Recognized in current year	74.3	55.8
Reclassified to accounts receivable	(49.0)	(52.7)
Impairment	—	—
Reclassification to/from long-term and contract liability	(8.5)	0.1
Balance as of period end	$55.7	$41.7

Long-term	September 30, 2021	September 30, 2020
Balance as of beginning of fiscal year	$—	$0.1
Recognized in current year	—	—
Reclassified to accounts receivable	—	—
Impairment	—	—
Reclassification to/from short-term	—	(0.1)
Balance as of period end	$—	$—

(in millions)
Contract Liabilities
Short-term	September 30, 2021	September 30, 2020
Balance as of beginning of fiscal year	$111.8	$78.7
Recognized in current year	102.0	121.5
Amounts in beginning balance reclassified to revenue	(74.4)	(42.9)
Current year amounts reclassified to revenue	(46.2)	(65.6)
Divestiture	(0.8)	—
Other	0.2	—
Reclassification to/from long-term and contract asset	(5.9)	6.1
Balance as of period end	$86.7	$97.8

Long-term	September 30, 2021	September 30, 2020
Balance as of beginning of fiscal year	$32.0	$25.9
Recognized in current year	45.4	12.9
Amounts in beginning balance reclassified to revenue	(0.8)	(0.8)
Current year amounts reclassified to revenue	—	—
Other	—	—
Reclassification to/from short-term	(2.6)	(6.1)
Balance as of period end	$74.0	$31.9
Contract costs for obtaining and fulfilling a contract were $5.3 million and $5.4 million as of September 30, 2021 and December 31, 2020, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three and nine months ended September 30, 2021 was $0.2 million and $0.7 million, respectively.

Contract cost amortization expense for the three and nine months ended September 30, 2020 was $0.4 million and $1.1 million, respectively.
Note 3. Inventories
Inventories at September 30, 2021 and December 31, 2020 were as follows (in millions):

	September 30, 2021	December 31, 2020
Raw materials and supplies	$195.5	$207.6
Work-in-process	804.0	690.7
Finished goods	125.1	181.6
Total inventories at current cost	1,124.6	1,079.9
Adjustment from current cost to LIFO cost basis	0.3	44.1
Inventory valuation reserves	(69.1)	(126.9)
Total inventories, net	$1,055.8	$997.1
Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company’s inventory as valued on LIFO exceeds current replacement cost, and based on a lower of cost or market value analysis, the Company maintains net realizable value (NRV) inventory valuation reserves to adjust the carrying value of LIFO inventory to current replacement cost. These NRV reserves were $0.3 million at September 30, 2021 and $44.1 million at December 31, 2020. Impacts to cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2021	2020
LIFO benefit (charge)	$(43.8)	$7.5
NRV benefit (charge)	43.8	(7.5)
Net cost of sales impact	$—	$—
Note 4. Property, Plant and Equipment
Property, plant and equipment at September 30, 2021 and December 31, 2020 was as follows (in millions):

	September 30, 2021	December 31, 2020
Land	$34.9	$34.8
Buildings	572.1	564.7
Equipment and leasehold improvements	2,804.9	2,736.9
	3,411.9	3,336.4
Accumulated depreciation and amortization	(1,924.3)	(1,867.2)
Total property, plant and equipment, net	$1,487.6	$1,469.2
The construction in progress portion of property, plant and equipment at September 30, 2021 was $214.8 million.
Note 5. Divestitures
On August 13, 2021, the Company completed the sale of its Flowform Products business for $55 million. Located in Billerica, MA, this operation uses flowforming process technologies to produce thin-walled components in net or near-net shapes across multiple alloy systems for use in the aerospace & defense and energy markets. The Company received cash proceeds, net of transaction costs and net working capital adjustments, of $53 million on the sale of this business during the quarter ended September 30, 2021, which is reported as an investing activity on the consolidated statement of cash flows. With $12.2 million of goodwill allocated to this operation from ATI’s Forged Products reporting unit, the Company recognized a $13.7 million pre-tax gain in the quarter ended September 30, 2021, which is recorded in other income/expense, net, on the consolidated statement of operations and is excluded from HPMC segment results. This business is reported as part of the HPMC segment through the date of sale. Flowform Products’ sales were $26 million in fiscal year 2020.
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of September 30, 2021 were $54.9 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Cash and cash equivalents held by this joint venture as of September 30, 2021 were $1.4 million.

Equity Method Joint Ventures

A&T Stainless:
The Company has a 50% interest in A&T Stainless, a joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased its 50% joint venture interest in A&T Stainless in 2018 for $17.5 million, of which $12.0 million has been received by ATI. The A&T Stainless operations included the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provided hot-rolling conversion services to A&T Stainless using the AA&S segment’s HRPF. ATI accounts for the A&T Stainless joint venture under the equity method of accounting.

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

Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in the third quarter of 2020. ATI’s share of A&T Stainless results was income of $0.3 million for the three months ended September 30, 2021 and a net loss of $0.6 million for the nine months ended September 30, 2021, and losses of $1.6 million and $10.1 million for the three and nine months ended September 30, 2020, respectively, which is included within other income/expense, net, on the consolidated statements of operations. These equity method results are reported in the AA&S segment, with the exception of ATI’s $2.4 million share of a charge recorded by A&T Stainless for termination benefits during the quarter ended June 30, 2020.

As of September 30, 2021 and December 31, 2020, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $4.8 million and $14.0 million, respectively. For the September 30, 2021 balance of net receivables, $0.8 million was reported in prepaid expenses and other current assets and $4.0 million in other long-term assets on the consolidated balance sheet, while for December 31, 2020, $0.5 million was reported in prepaid expenses and other current assets and $13.5 million in other long-term assets. In addition, ATI evaluated the collectability of its remaining $5.5 million receivable from Tsingshan, which is reported in other long-term assets on the consolidated balance sheet, and concluded that no impairment or loss in expected value exists at this time.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.1 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.

Note 7. Supplemental Financial Statement Information
Other income (expense), net for the three and nine months ended September 30, 2021 and 2020 was as follows:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Rent and royalty income	$0.2	$0.1	$0.7	$0.6
Gains from disposal of property, plant and equipment, net	0.1	0.8	2.5	3.3
Net equity income (loss) on joint ventures (See Note 6)	0.4	(1.0)	0.4	(6.6)
Joint venture restructuring charges (See Note 6)	—	—	—	(2.4)
Gain from sale of business (See Note 5)	13.7	—	13.7	—
Adjustment to indemnification for conditional ARO costs	—	—	—	4.3
Other	0.1	(0.3)	0.1	—
Total other income (expense), net	$14.5	$(0.4)	$17.4	$(0.8)
Gains from disposal of property, plant and equipment, net for the nine months ended September 30, 2020 included a $2.5 million gain on the sale of certain oil and gas rights. This cash gain was reported as an investing activity on the consolidated statement of cash flows for the nine months ended September 30, 2020 and is excluded from segment operating results.
In the second quarter of 2020, the Company finalized a settlement agreement for an indemnity claim concerning a conditional asset retirement obligation (ARO) with the buyer of a formerly-owned business and as a result, the Company reduced ARO reserves by $4.3 million.
Restructuring
Restructuring charges for the third quarter ended September 30, 2021 were a net credit of $2.3 million for a reduction in severance-related reserves related to approximately 50 employees based on changes in planned operating rates and revised workforce reduction estimates. Restructuring charges for the nine months ended September 30, 2021 were a net credit of $8.5 million, reflecting a $9.2 million reduction in severance-related reserves related to approximately 250 employees based on changes in planned operating rates and revised workforce reduction estimates, partially offset by $0.7 million of other costs related to facility idlings. These amounts were presented as restructuring charges/credits in the consolidated statements of operations and are excluded from segment EBITDA.
For the three and nine months ended September 30, 2020, the Company recorded restructuring charges of $2.3 million and $27.0 million, respectively, which are presented as restructuring charges/credits in the consolidated statements of operations and are excluded from segment EBITDA. These charges were a result of workforce right-sizing actions to better match the Company’s cost structure to expected demand, primarily as a result of economic challenges created by the COVID-19 pandemic. For the third quarter of 2020, these charges are comprised of severance obligations for the elimination of approximately 100 positions at several operating locations and the corporate office. For the nine months ended September 30, 2020, these charges also include severance obligations for the reduction of approximately 550 positions for both involuntary reductions and voluntary retirement incentive programs related to both salary and hourly employees in the HPMC segment in the second quarter of 2020 and the reduction of approximately 90 positions for a voluntary retirement incentive program completed in the first quarter of 2020 for eligible salaried employees, building on the previously announced restructuring program in the fourth quarter of 2019.

Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2020	$43.4
Adjustments	(9.2)
Payments	(12.4)
Balance at September 30, 2021	$21.8
The $21.8 million restructuring reserve balance at September 30, 2021 includes $13.4 million recorded in other current liabilities and $8.4 million recorded in other long-term liabilities on the consolidated balance sheet.

Note 8. Debt
Debt at September 30, 2021 and December 31, 2020 was as follows (in millions):

	September 30, 2021	December 31, 2020
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.875% Notes due 2027	350.0	350.0
Allegheny Technologies 5.125% Notes due 2031	350.0	—
Allegheny Technologies 4.875% Notes due 2029	325.0	—
Allegheny Technologies 3.5% Convertible Senior Notes due 2025	291.4	291.4
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	84.2	84.2
Allegheny Ludlum 6.95% Debentures due 2025 (b)	150.0	150.0
Term Loan due 2024	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	9.2	5.5
Finance leases and other	53.5	48.0
Debt issuance costs	(22.8)	(14.5)
Equity component of convertible debt	—	(46.8)
Total debt	2,290.5	1,567.8
Short-term debt and current portion of long-term debt	606.9	17.8
Total long-term debt	$1,683.6	$1,550.0

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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as

12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. The Company does not meet this fixed charge coverage ratio at September 30, 2021. As a result, the Company is unable to access 12.5%, or $87.5 million, of the ABL facility until it meets the ratio. Additionally, the Company must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 4.75% Convertible Notes due 2022 and the 5.875% Notes due 2023. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of September 30, 2021, there were no outstanding borrowings under the revolving portion of the ABL facility, and $42.8 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first nine months of 2021. There were average revolving credit borrowings of $38 million bearing an average annual interest rate of 2.2% under the ABL facility for the first nine months of 2020.
2029 and 2031 Notes

On September 14, 2021, ATI issued $325 million aggregate principal amount of 4.875% Senior Notes due 2029 (2029 Notes) and $350 million aggregate principal amount of 5.125% Senior Notes due 2031 (2031 Notes). Interest on the 2029 Notes is payable semi-annually in arrears at a rate of 4.875% per year, and the 2020 Notes will mature on October 1, 2029. Interest on the 2031 Notes is payable semi-annually in arrears at a rate of 5.125% per year, and the 2031 Notes will mature on October 1, 2031. Total combined net proceeds of $665.7 million from both of these issuances were primarily used to fund the redemption of all of the $500 million aggregate principal amount outstanding of the 5.875% Senior Notes due 2023 (2023 Notes) on October 14, 2021, including a make-whole payment and accrued interest, following a 30 day notice of redemption as required by the 2023 Notes indenture. As such, the 2023 Notes are classified as short-term debt on the consolidated balance sheet as of September 30, 2021. In the fourth quarter 2021, the Company will recognize a $65.5 million debt extinguishment charge, which includes a $64.5 million cash make-whole payment related to the early extinguishment of the 2023 Notes and a $1.0 million charge for the remaining unrecognized portion of the 2023 Notes deferred debt issue costs.

Underwriting fees and other third-party expenses for the issuance of the 2029 and 2031 Notes were $4.7 million each, and are being amortized to interest expense over the 8-year and 10-year terms of the 2029 and 2031 Notes, respectively. The 2029 and 2031 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The 2029 and 2031 Notes restrict the Company’s ability to create certain liens, to enter into sale leaseback transactions, guarantee indebtedness and to consolidate or merge all, or substantially all, of its assets. The Company has the option to redeem the 2029 and 2031 Notes, as a whole or in part, at any time or from time to time, on at least 15 days, but not more than 60 days, prior notice to the holders of the Notes at redemption prices specified in the 2029 and 2031 Notes. The 2029 and 2031 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2029 and 2031 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the 2029 or 2031 Notes repurchased, as applicable.

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

As of September 30, 2021, the fair value of the 2025 Convertible Notes is $402 million based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the nine months ended September 30, 2021 and 8.4% for the quarter ended September 30, 2020. The effective interest rate is lower in 2021 due to the early-adoption of new accounting guidance on January 1, 2021, as described below. Remaining deferred issuance costs were $7.0 million and $8.2 million at September 30, 2021 and December 31, 2020, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Contractual coupon rate	$2.5	$2.4	$7.6	$2.4
Amortization of debt issuance costs	0.5	0.4	1.3	0.4
Total interest expense	$3.0	$2.8	$8.9	$2.8

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

2022 Convertible Notes

As of June 30, 2021, the Company had outstanding $84.2 million aggregate principal amount of the 2022 Convertible Notes, which mature on July 1, 2022. As of September 30, 2021, the fair value of the 2022 Convertible Notes is $115 million based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. Interest on the 2022 Convertible Notes at the 4.75% cash coupon rate is payable semi-annually in arrears on each January 1 and July 1. Including amortization of deferred issuance costs, the effective interest rate is 5.4% for the nine months ended September 30, 2021 and 2020. Remaining deferred issuance costs were $0.4 million and $0.7 million at September 30, 2021 and December 31, 2020, respectively. Interest expense on the 2022 Convertible Notes was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Contractual coupon rate	$1.0	$1.0	$3.0	$7.6
Amortization of debt issuance costs	0.2	0.1	0.4	0.9
Total interest expense	$1.2	$1.1	$3.4	$8.5

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2021, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 10% of a single year’s estimated nickel raw material purchase requirements.
At September 30, 2021, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At September 30, 2021, the Company hedged approximately 80% of its forecasted domestic requirements for natural gas for the remainder of 2021, approximately 75% for 2022, approximately 35% for 2023 and approximately 5% for 2024.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the

Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2021, the Company had no significant outstanding foreign currency forward contracts.
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

(In millions) Asset derivatives	Balance sheet location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Prepaid expenses and other current assets	$2.5	$3.7
Natural gas contracts	Prepaid expenses and other current assets	8.0	0.2
Nickel and other raw material contracts	Other assets	0.2	0.7
Natural gas contracts	Other assets	1.5	0.2
Total derivatives designated as hedging instruments		$12.2	$4.8
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1.0	$1.0
Natural gas contracts	Other current liabilities	0.3	0.3
Nickel and other raw material contracts	Other current liabilities	0.6	0.1
Interest rate swap	Other long-term liabilities	1.4	2.5
Natural gas contracts	Other long-term liabilities	0.2	0.1
Nickel and other raw material contracts	Other long-term liabilities	0.1	—
Total derivatives designated as hedging instruments		$3.6	$4.0
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of September 30, 2021. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at September 30, 2021, a pre-tax gain of $8.6 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2021 and 2020 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended September 30,		Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Nickel and other raw material contracts	$(0.2)	$2.1	$1.5	$0.7
Natural gas contracts	5.6	2.5	1.0	(0.8)
Foreign exchange contracts	—	—	—	—
Interest rate swap	(0.2)	0.1	(0.2)	(0.2)
Total	$5.2	$4.7	$2.3	$(0.3)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Nickel and other raw material contracts	$2.6	$(2.1)	$4.1	$(1.3)
Natural gas contracts	8.0	1.2	1.2	(2.8)
Foreign exchange contracts	0.1	(0.1)	—	(0.1)
Interest rate swap	(0.1)	(2.1)	(0.6)	(0.7)
Total	$10.6	$(3.1)	$4.7	$(4.9)
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
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2021 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$1,006.8	$1,006.8	$1,006.8	$—
Derivative financial instruments:
Assets	12.2	12.2	—	12.2
Liabilities	3.6	3.6	—	3.6
Debt (a)	2,313.3	2,558.7	2,296.0	262.7

The estimated fair value of financial instruments at December 31, 2020 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$645.9	$645.9	$645.9	$—
Derivative financial instruments:
Assets	4.8	4.8	—	4.8
Liabilities	4.0	4.0	—	4.0
Debt (a)	1,629.1	1,847.7	1,594.2	253.5
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
Note 11. Business Segments
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). In the fourth quarter 2020, the Company changed its segment performance measure from segment operating profit to segment EBITDA, based on internal reporting changes. Prior period results are presented using the new performance measure. The measure of segment EBITDA excludes all effects of LIFO inventory accounting and any related changes in net realizable value inventory reserves, which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and non-operating gains or losses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total sales:
High Performance Materials & Components	$325.0	$230.1	$908.9	$995.3
Advanced Alloys & Solutions	464.7	393.3	1,280.1	1,487.1
	789.7	623.4	2,189.0	2,482.4
Intersegment sales:
High Performance Materials & Components	25.0	8.8	67.4	53.0
Advanced Alloys & Solutions	39.0	16.6	87.2	105.6
	64.0	25.4	154.6	158.6
Sales to external customers:
High Performance Materials & Components	300.0	221.3	841.5	942.3
Advanced Alloys & Solutions	425.7	376.7	1,192.9	1,381.5
	$725.7	$598.0	$2,034.4	$2,323.8

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
EBITDA:
High Performance Materials & Components	$37.4	$16.8	$99.2	$122.1
Advanced Alloys & Solutions	56.8	11.0	142.5	85.5
Total segment EBITDA	94.2	27.8	241.7	207.6
LIFO and net realizable value reserves	—	—	—	—
Corporate expenses	(12.9)	(10.2)	(41.0)	(29.7)
Closed operations and other expense	(1.4)	(1.0)	(4.5)	(4.6)
Total ATI Adjusted EBITDA	79.9	16.6	196.2	173.3

Depreciation & amortization (a)	(35.6)	(35.4)	(108.0)	(108.3)
Interest expense, net	(25.1)	(25.1)	(72.2)	(68.7)
Restructuring and other credits (charges) (See Note 7)	2.3	(2.3)	8.5	(27.0)
Strike related costs	(22.9)	—	(63.2)	—
Retirement benefit settlement gain (See Note 12)	64.9	—	64.9	—
Impairment of goodwill	—	—	—	(287.0)
Joint venture restructuring charge (See Note 6)	—	—	—	(2.4)
Debt extinguishment charge (See Note 8)	—	—	—	(21.5)
Gain on asset sales and sale of business (See Notes 5 and 6)	13.7	—	13.7	2.5
Income (loss) before income taxes	$77.2	$(46.2)	$39.9	$(339.1)

(a) The following is depreciation & amortization by each business segment:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

High Performance Materials & Components	$18.2	$19.5	$57.0	$58.5
Advanced Alloys & Solutions	16.3	15.1	47.9	47.4
Other	1.1	0.8	3.1	2.4
	$35.6	$35.4	108.0	108.3

Corporate expenses in the third quarter and first nine months of 2021 reflect higher incentive compensation costs compared to the prior year periods. The first nine months of 2020 included reversals of previously-recognized incentive compensation expense due to COVID-19 pandemic impacts.
The Company’s collective bargaining agreement (CBA) with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW) involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike. On July 14, 2021, ATI announced that a new four-year labor agreement with the USW was ratified, ending the strike.
During the third quarter of 2021, the Company recorded $22.9 million in strike related costs, of which $21.5 million were excluded from AA&S segment EBITDA and $1.4 million were excluded from HPMC segment EBITDA. During the first nine months of 2021, the Company recorded $63.2 million in strike related costs, of which $59.7 million were excluded from AA&S segment EBITDA and $3.5 million were excluded from HPMC segment EBITDA. These items primarily consisted of overhead costs recognized in the period due to below-normal operating rates and higher costs for outside conversion activities.
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
As a result of the American Rescue Plan Act (ARPA) enacted in March 2021, the rules governing pension funding calculations have changed, and minimum funding requirements were reduced. Prior to the ARPA changes, ATI’s fiscal year 2021 funding requirements and expected cash contributions were approximately $87 million. As a result of these ARPA changes, ATI’s prior contributions have generated a credit balance that may be utilized to offset future minimum required contributions. ATI made a $50 million voluntary cash contribution to ATI Pension Plan in the third quarter 2021 to improve the plan’s funded position, bringing the total U.S. qualified defined benefit pension plan contributions to $67.5 million for fiscal year 2021.
For the three month periods ended September 30, 2021 and 2020, the components of pension and other postretirement benefit expense (income) for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020
Service cost - benefits earned during the year	$3.8	$3.2	$0.4	$0.6
Interest cost on benefits earned in prior years	17.1	21.6	1.9	2.6
Expected return on plan assets	(34.1)	(33.6)	—	—
Amortization of prior service cost (credit)	0.2	0.1	(0.6)	(0.9)
Amortization of net actuarial loss	18.9	18.6	3.6	2.7
Settlement gain	—	—	(64.9)	—
Total retirement benefit expense (income)	$5.9	$9.9	$(59.6)	$5.0

For the nine month periods ended September 30, 2021 and 2020, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost - benefits earned during the year	$11.3	$9.5	$1.1	$1.7
Interest cost on benefits earned in prior years	51.3	64.7	6.1	8.0
Expected return on plan assets	(102.3)	(100.8)	—	—
Amortization of prior service cost (credit)	0.5	0.5	(1.9)	(2.8)
Amortization of net actuarial loss	56.7	55.8	10.2	8.1
Settlement gain	—	—	(64.9)	—
Total retirement benefit expense (income)	$17.5	$29.7	$(49.4)	$15.0

On July 14, 2021, ATI announced that a new four-year labor agreement with the USW was ratified (see Note 11 for further discussion). As a result of this new CBA, ATI recognized a $64.9 million pretax gain in the third quarter of 2021, which is recorded in nonoperating retirement benefit income/expense on the consolidated statement of operations, related to a plan termination that eliminated certain postretirement medical benefit liabilities, comprised of $43.0 million of long-term postretirement benefit liabilities as of July 2021 and $21.9 million of amounts recorded in accumulated other comprehensive income at that date. Discrete tax effects related to this event were $15.5 million of income tax expense (see Note 13 for further discussion).
Note 13. Income Taxes

The provision for income taxes for the quarter and nine months ended September 30, 2021 was $22.0 million and $31.5 million, respectively. The current year tax expense is mainly attributable to the $15.5 million in discrete tax effects related to the postretirement medical benefits gain discussed in Note 12, in accordance with ATI’s accounting policy for recognizing deferred tax amounts stranded in accumulated other comprehensive income. The tax provision for the three and nine months ended September 30, 2020 was $0.8 million, or (1.7)%, and $104.2 million, or (30.7)%, respectively, of loss before taxes, based on the actual year to date effective rate for this period.

In the second quarter 2020, the Company entered into a three-year cumulative loss within the United States, limiting the Company’s ability to utilize future projections when analyzing the need for a valuation allowance, therefore limiting sources of income as part of the analysis. As a result, ATI recorded a $99.0 million deferred tax asset valuation allowance on its U.S. federal and state tax attributes in the second quarter of 2020. ATI continues to maintain valuation allowances on its U.S. federal and state deferred tax assets, as well as for certain foreign jurisdictions. Throughout 2020, the Company calculated the provision for income taxes based upon actual year to date results due to the uncertainty of future projections as a result of the global pandemic. For 2021, the Company continues to be unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for the Company’s U.S. operations could produce a significant variation in its annual effective tax rate. As a result, the Company recorded income tax for the nine months ended September 30, 2021 based upon an annual effective tax rate for its foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to its U.S. jurisdictions.

Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

(In millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Numerator for basic income (loss) per common share –
Net income (loss) attributable to ATI	$48.7	$(50.1)	$(8.4)	$(451.6)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	1.1	—	—	—
3.5% Convertible Senior Notes due 2025	2.9	—	—	—
Numerator for diluted income (loss) per common share –
Net income (loss) attributable to ATI after assumed conversions	$52.7	$(50.1)	$(8.4)	$(451.6)
Denominator:
Denominator for basic net income (loss) per common share – weighted average shares	127.2	126.6	127.0	126.5
Effect of dilutive securities:
Share-based compensation	0.8	—	—	—
4.75% Convertible Senior Notes due 2022	5.8	—	—	—
3.5% Convertible Senior Notes due 2025	18.8	—	—	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	152.6	126.6	127.0	126.5
Basic net income (loss) attributable to ATI per common share	$0.38	$(0.40)	$(0.07)	$(3.57)
Diluted net income (loss) attributable to ATI per common share	$0.35	$(0.40)	$(0.07)	$(3.57)
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three months ended September 30, 2021. There were 25.6 million anti-dilutive shares for the nine months ended September 30, 2021, and 25.0 million and 21.9 million anti-dilutive shares for the three and nine months ended September 30, 2020, respectively.
Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three month period ended September 30, 2021 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2021		$(1,086.9)		$(55.8)		$5.1		$(38.7)	$(1,176.3)
OCI before reclassifications		—		(4.2)		5.2		—	1.0
Amounts reclassified from AOCI	(a)	4.0	(b)	—	(c)	(2.3)	(d)	12.5	14.2
Net current-period OCI		4.0		(4.2)		2.9		12.5	15.2
Balance, September 30, 2021		$(1,082.9)		$(60.0)		$8.0		$(26.2)	$(1,161.1)
Attributable to noncontrolling interests:
Balance, June 30, 2021		$—		$23.7		$—		$—	$23.7
OCI before reclassifications		—		(0.8)		—		—	(0.8)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.8)		—		—	(0.8)
Balance, September 30, 2021		$—		$22.9		$—		$—	$22.9

The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2021 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2020		$(1,119.9)		$(55.5)		$2.1		$(50.3)	$(1,223.6)
OCI before reclassifications		—		(4.5)		10.6		—	6.1
Amounts reclassified from AOCI	(a)	37.0	(b)	—	(c)	(4.7)	(d)	24.1	56.4
Net current-period OCI		37.0		(4.5)		5.9		24.1	62.5
Balance, September 30, 2021		$(1,082.9)		$(60.0)		$8.0		$(26.2)	$(1,161.1)
Attributable to noncontrolling interests:
Balance, December 31, 2020		$—		$21.2		$—		$—	$21.2
OCI before reclassifications		—		1.7		—		—	1.7
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		1.7		—		—	1.7
Balance, September 30, 2021		$—		$22.9		$—		$—	$22.9

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended September 30, 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2020		$(1,051.8)		$(84.5)		$(3.7)		$(32.8)	$(1,172.8)
OCI before reclassifications		—		17.2		4.7		—	21.9
Amounts reclassified from AOCI	(a)	15.6	(b)	—	(c)	0.3	(d)	6.4	22.3
Net current-period OCI		15.6		17.2		5.0		6.4	44.2
Balance, September 30, 2020		$(1,036.2)		$(67.3)		$1.3		$(26.4)	$(1,128.6)
Attributable to noncontrolling interests:
Balance, June 30, 2020		$—		$8.5		$—		$—	$8.5
OCI before reclassifications		—		6.0		—		—	6.0
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		6.0		—		—	$6.0
Balance, September 30, 2020		$—		$14.5		$—		$—	$14.5

The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2019		$(1,083.1)		$(76.6)		$(0.5)		$(41.5)	$(1,201.7)
OCI before reclassifications		—		9.3		(3.1)		—	6.2
Amounts reclassified from AOCI	(a)	46.9	(b)	—	(c)	4.9	(d)	15.1	66.9
Net current-period OCI		46.9		9.3		1.8		15.1	73.1
Balance, September 30, 2020		$(1,036.2)		$(67.3)		$1.3		$(26.4)	$(1,128.6)
Attributable to noncontrolling interests:
Balance, December 31, 2019		$—		$9.8		$—		$—	$9.8
OCI before reclassifications		—		4.7		—		—	4.7
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		4.7		—		—	$4.7
Balance, September 30, 2020		$—		$14.5		$—		$—	$14.5

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

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2021 and 2020 were as follows:

	Amounts reclassified to AOCI
Details about AOCI Components (In millions)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.4	$0.8	$1.4	$2.3	(a)
Actuarial losses	(22.5)	(21.3)	(66.9)	(63.9)	(a)
Settlement gain	21.9	—	21.9	—	(a)
	(0.2)	(20.5)	(43.6)	(61.6)	(c)	Total before tax
	3.8	(4.9)	(6.6)	(14.7)		Tax expense (benefit) (d)
	$(4.0)	$(15.6)	$(37.0)	$(46.9)		Net of tax
Derivatives
Nickel and other raw material contracts	$2.0	$0.9	$5.4	$(1.7)	(b)
Natural gas contracts	1.3	(1.1)	1.6	(3.7)	(b)
Foreign exchange contracts	—	—	—	(0.1)	(b)
Interest rate swap	(0.3)	(0.2)	(0.8)	(0.9)	(b)
	3.0	(0.4)	6.2	(6.4)	(c)	Total before tax
	0.7	(0.1)	1.5	(1.5)		Tax expense (benefit) (d)
	$2.3	$(0.3)	$4.7	$(4.9)		Net of tax

(a)Amounts are reported in nonoperating retirement benefit expense (see Note 12).
(b)Amounts related to derivatives, with the exception of the interest rate swap, are included in cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the interest rate swap are included in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings (see Note 9).
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
At September 30, 2021, the Company’s reserves for environmental remediation obligations totaled approximately $13 million, of which $5 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $2 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site.

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
ATI Titanium LLC (ATI Titanium), a subsidiary of Allegheny Technologies Incorporated, is party to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. After the conclusion of discovery, Allegheny Technologies Incorporated filed a motion for summary judgment. On August 17, 2021, the court granted the motion, and entered summary judgment in favor of Allegheny Technologies Incorporated finding that it is not the alter ego of ATI Titanium and that it did not breach any obligations allegedly owed to USM. A trial date has been set for October 11, 2022. While ATI Titanium intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing approximately 40% of total sales, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, downstream processing, and specialty energy, as well as the medical and electronics markets. In aggregate, these markets represent more than 70% of our revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in next-generation jet engines and 3D-printed aerospace products.
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
ATI reported third quarter 2021 sales of $725.7 million and income before tax of $77.2 million, compared to sales of $598.0 million and a loss before tax of $46.2 million for the third quarter of 2020. Our gross profit for the third quarter of 2021 was $82.5 million, or 11.4% of sales, a $44.4 million, or 500 basis point, increase, compared to the third quarter 2020, as our end-markets begin to show signs of sustained recovery and we continue to recognize the benefits of 2020 cost cutting actions. Additionally, on July 14, 2021, we announced ratification of a new four-year labor agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW),

ending the strike involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees that began in March 2021. This new collective bargaining agreement (CBA) covers the term from March 1, 2021 to February 28, 2025 and delivers a competitive wage and benefit package to these represented employees, while securing ATI’s ability to reduce its exposure to health care cost inflation, which is critical for the long-term viability of ATI’s Specialty Rolled Products (SRP) business. Although SRP was negatively impacted in the third quarter of 2021 by lingering effects from the USW strike, its production rates recovered to pre-strike levels by quarter-end to take advantage of strong demand and favorable pricing in most end-markets, especially energy and industrial applications.
Third quarter 2021 results include $58.0 million of pretax net gains, which consisted of the following:
• $64.9 million retirement benefit settlement gain for a plan termination that eliminated certain postretirement medical benefit liabilities as a result of the new USW CBA;
• $13.7 million gain on the sale of our Flowform Products business for a $55 million purchase price. This business is reported as part of the HPMC segment through the date of sale. Flowform Products’ sales were $26 million in fiscal year 2020;
• $2.3 million of net credits for restructuring charges, primarily related to a reduction in severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates; and
• $22.9 million of strike related costs, primarily consisting of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and signing bonuses for represented employees.
Third quarter 2020 results included $2.3 million of restructuring charges for severance programs at several operating locations and the corporate office.
All of these items discussed above are excluded from segment EBITDA. The restructuring credits/charges and strike related costs are included in operating income/loss on the consolidated statements of operations, which reflects operating income of $29.9 million for the third quarter 2021, compared to an operating loss of $9.6 million for the third quarter 2020.
Nonoperating items included $57.9 million in nonoperating retirement benefit income in the third quarter 2021, compared to expense of $11.1 million in the prior year period, reflecting the $64.9 million retirement benefit settlement gain discussed above. Third quarter 2021 other (nonoperating) income/expense included the $13.7 million gain on the sale of the Flowform business discussed above. Third quarter 2021 results also included $22.0 million of income tax expense, primarily for $15.5 million in discrete tax effects related to the retirement benefit settlement gain. ATI continues to maintain a valuation allowance on its U.S. deferred tax assets. Net income attributable to ATI was $48.7 million, or $0.35 per share, in the third quarter of 2021, compared to a net loss attributable to ATI of $50.1 million, or ($0.40) per share, for the third quarter of 2020. Adjusted EBITDA was $79.9 million, or 11.0% of sales, for the third quarter 2021, and $16.6 million, or 2.8% of sales, for the prior year third quarter. See the Financial Condition and Liquidity section of Management’s Discussion and Analysis for these non-GAAP definitions and calculations.
Our third quarter 2021 results reflect the ongoing recovery across many of our key end markets, most notably jet engine materials and components, compared to the prior year period. In 2020, ATI proactively implemented workforce reduction initiatives to better align our cost structure to expected demand. Additionally, we continued our strategic transformation efforts within the AA&S segment to eliminate production of lower-margin standard stainless sheet products in the SRP business.
We improved our debt maturity profile in the third quarter 2021 by issuing $675 million of new senior unsecured debt in two tranches of 8 and 10 year maturities, with significantly lower interest rates compared to our existing unsecured borrowings. These proceeds were primarily used to redeem $500 million of higher-cost debt due in 2023 on October 14, 2021. Our cash and debt balances at September 30, 2021 are both elevated due to the in-process debt redemption, which required a 30 day notice period to existing debt holders.
Compared to the third quarter 2020, sales increased 36% in the HPMC business segment and 13% in the AA&S business segment. In HPMC, third quarter 2021 sales to the commercial jet engine market increased 51% and energy market sales increased 135%. AA&S sales reflect the return of production rates to pre-strike levels by quarter end, led by deliveries for a large offshore oil & gas project, and higher selling prices, including effects from raw material pass-through mechanisms.
Results for the first nine months of 2021 were sales of $2.03 billion and income before tax of $39.9 million, compared to sales of $2.32 billion and loss before tax of $339.1 million for the first nine months of 2020. Our gross profit for the nine months ended September 30, 2021 was $211.0 million, or 10.4% of sales, a $36.6 million decline compared to the first nine months of 2020, reflecting COVID-19 and strike related impacts. The 2021 results include $23.9 million of net gains consisting of the

$64.9 million retirement benefit settlement gain and the $13.7 million gain on the sale of Flowform Products discussed above, as well as $63.2 million of strike related costs and an $8.5 million net credit for restructuring, all of which are excluded from segment results. The 2020 results include $337.9 million of charges, all of which are excluded from segment results and consisted of the following:
• $287.0 million for impairment of a portion of goodwill at our Forged Products operations;
• $21.5 million for debt extinguishment on $203.2 million, or 71%, of the principal balance of the outstanding 4.75% Convertible Senior Notes due 2022 (the 2022 Convertible Notes);
• $27.0 million of restructuring charges for voluntary and involuntary severance programs; and
• $2.4 million of severance charges at our A&T Stainless joint venture.

The goodwill impairment charge, restructuring credits/charges and strike related costs are included in operating income/loss on the consolidated statements of operations, which reflects operating income of $50.4 million for the first nine months of 2021, compared to an operating loss of $214.6 million for the first nine months of 2020.
Nonoperating items included $44.3 million in nonoperating retirement benefit income in the first nine months of 2021, compared to expense of $33.5 million in the prior year period, reflecting the $64.9 million retirement benefit settlement gain discussed above. Other (nonoperating) income/expense for the first nine months of 2021 included the $13.7 million gain on the sale of the Flowform business discussed above. Income tax expense in the first nine months of 2021 reflects $15.5 million in discrete tax effects related to the retirement benefit settlement gain, and results for the first nine months of 2020 include a $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes, recorded in the second quarter 2020, due to the inability to consider future results for the realizability of these tax attributes resulting from a three-year cumulative loss position. Net loss attributable to ATI was $8.4 million, or ($0.07) per share, in the first nine months of 2021, compared to a net loss attributable to ATI of $451.6 million, or ($3.57) per share, for the first nine months of 2020.
Compared to the first nine months of 2020, sales decreased 11% in the HPMC business segment and 14% in the AA&S business segment. Sales to the aerospace & defense markets in the HPMC segment were 23% lower than the first nine months of 2020, due to declines in the commercial aerospace market. AA&S sales reflect lower sales across all major markets with the exception of the automotive and electronics markets.
Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2021 and 2020 were as follows:

	Three months ended		Three months ended
Markets	September 30, 2021		September 30, 2020
Aerospace & Defense:
Jet Engines- Commercial	$128.8	18%	$88.5	15%
Airframes- Commercial	71.3	10%	79.7	13%
Defense	82.8	11%	77.9	13%
Total Aerospace & Defense	$282.9	39%	$246.1	41%
Energy:
Oil & Gas	92.4	13%	65.7	11%
Specialty Energy	73.8	10%	64.7	11%
Total Energy	166.2	23%	130.4	22%
Automotive	91.8	13%	59.4	10%
Food Equipment & Appliances	51.6	7%	33.8	6%
Electronics	34.8	5%	45.9	8%
Medical	34.3	5%	27.3	5%
Construction/Mining	25.3	3%	28.3	5%
Other	38.8	5%	26.8	3%
Total	$725.7	100%	$598.0	100%

	Nine months ended		Nine months ended
Markets	September 30, 2021		September 30, 2020
Aerospace & Defense:
Jet Engines- Commercial	$364.5	18%	$518.5	22%
Airframes- Commercial	183.9	9%	332.1	14%
Defense	269.9	13%	253.6	11%
Total Aerospace & Defense	$818.3	40%	$1,104.2	47%
Energy:
Oil & Gas	231.0	11%	292.9	13%
Specialty Energy	202.6	10%	175.6	7%
Total Energy	433.6	21%	468.5	20%
Automotive	251.3	13%	186.7	8%
Electronics	133.7	7%	118.6	5%
Food Equipment & Appliances	107.7	5%	131.4	6%
Medical	95.3	5%	95.8	4%
Construction/Mining	89.7	4%	106.7	5%
Other	104.8	5%	111.9	5%
Total	$2,034.4	100%	$2,323.8	100%
For the third quarter 2021, international sales of $328 million, or 45% of total sales, increased from $249 million, or 42% of total sales, in the third quarter 2020. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.
Sales of our high-value products represented 92% and 91% of total sales for the three and nine months ended September 30, 2021, respectively, reflecting the ongoing exit from standard stainless sheet products. Comparative information for our major high-value and standard products based on their percentages of revenues are shown below. In conjunction with the announced ongoing exit from lower-margin standard stainless sheet products, in the fourth quarter of 2020 ATI reclassified certain items in the AA&S segment as High-Value Products. Prior period information reflects these reclassifications. HRPF conversion service sales in the AA&S segment are excluded from this presentation. We expect to cease production of lower-margin standard stainless sheet products in the first half of 2022.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
High-Value Products
Nickel-based alloys and specialty alloys	37%	32%	34%	34%
Precision rolled strip products	19%	18%	19%	13%
Precision forgings, castings and components	15%	11%	16%	14%
Titanium and titanium-based alloys	12%	17%	12%	18%
Zirconium and related alloys	9%	10%	10%	9%
Total High-Value Products	92%	88%	91%	88%
Standard Products
Standard stainless products	8%	12%	9%	12%
Grand Total	100%	100%	100%	100%

Segment EBITDA for the third quarter 2021 was $94.2 million, or 13.0% of sales, compared to segment EBITDA of $27.8 million, or 4.6% of sales, for the third quarter of 2020. Segment EBITDA for the first nine months of 2021 was $241.7 million, or 11.9% of sales, compared to segment EBITDA of $207.6 million, or 8.9% of sales, for the first nine months of 2020. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, excludes all effects of LIFO inventory accounting and any related changes in net realizable value (NRV) inventory reserves which offset the Company’s aggregate net debit LIFO valuation balance, income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and non-operating gains or losses. Results on our management basis of reporting were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales:
High Performance Materials & Components	$300.0	$221.3	$841.5	$942.3
Advanced Alloys & Solutions	425.7	376.7	1,192.9	1,381.5
Total external sales	$725.7	$598.0	$2,034.4	$2,323.8

EBITDA:
High Performance Materials & Components	$37.4	$16.8	$99.2	$122.1
% of Sales	12.5%	7.6%	11.8%	13.0%
Advanced Alloys & Solutions	56.8	11.0	142.5	85.5
% of Sales	13.3%	2.9%	11.9%	6.2%
Total segment EBITDA	$94.2	$27.8	$241.7	$207.6
% of Sales	13.0%	4.6%	11.9%	8.9%

LIFO and net realizable value reserves	—	—	—	—
Corporate expenses	(12.9)	(10.2)	(41.0)	(29.7)
Closed operations and other expense	(1.4)	(1.0)	(4.5)	(4.6)
Total ATI Adjusted EBITDA	79.9	16.6	196.2	173.3

Depreciation & amortization	(35.6)	(35.4)	(108.0)	(108.3)
Interest expense, net	(25.1)	(25.1)	(72.2)	(68.7)
Restructuring and other credits (charges)	2.3	(2.3)	8.5	(27.0)
Strike related costs	(22.9)	—	(63.2)	—
Retirement benefit settlement gain	64.9	—	64.9	—
Impairment of goodwill	—	—	—	(287.0)
Joint venture restructuring charges	—	—	—	(2.4)
Debt extinguishment charge	—	—	—	(21.5)
Gain on asset sales and sale of business	13.7	—	13.7	2.5
Income (loss) before income taxes	$77.2	$(46.2)	$39.9	$(339.1)
Business Segment Results
High Performance Materials & Components Segment
Third quarter 2021 sales were $300.0 million, increasing 36% compared to the third quarter 2020. Sales to the commercial aerospace market increased 27%, reflecting a 51% increase in commercial jet engines from higher forgings sales. Sales to the energy markets increased 135% with growth in materials for specialty energy applications.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2021 and 2020 is as follows:

	Three months ended		Three months ended
Markets	September 30, 2021		September 30, 2020
Aerospace & Defense:
Jet Engines- Commercial	$120.4	40%	$80.0	36%
Airframes- Commercial	35.0	12%	42.2	19%
Defense	52.1	17%	49.6	22%
Total Aerospace & Defense	207.5	69%	171.8	77%
Energy:
Oil & Gas	10.4	3%	6.9	3%
Specialty Energy	47.1	16%	17.5	8%
Total Energy	57.5	19%	24.4	11%
Medical	16.8	6%	10.6	5%
Construction/Mining	5.6	2%	4.0	2%
Other	12.6	4%	10.5	5%
Total	$300.0	100%	$221.3	100%
International sales represented 53% of total segment sales for the third quarter 2021. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended September 30, 2021 and 2020, is as follows:

	Three months ended September 30,
	2021	2020
High-Value Products
Nickel-based alloys and specialty alloys	46%	38%
Precision forgings, castings and components	35%	30%
Titanium and titanium-based alloys	19%	32%
Total High-Value Products	100%	100%
Segment EBITDA in the third quarter 2021 increased to $37.4 million, or 12.5% of total sales, compared to $16.8 million, or 7.6% of total sales, for the third quarter 2020. Strike related costs of $1.4 million were excluded from HPMC segment third quarter 2021 results. This increase was due to improved operating margins from higher production volumes, aided by share gains and the ongoing benefits of 2020 cost cutting actions.
HPMC third quarter results reflect an ongoing recovery with improvements in many of our key end markets, most notably jet engine materials and components and specialty energy applications, as well as the continued benefits from our aggressive 2020 cost cutting actions and recent share gains. Worldwide economic recovery is increasing the demand for travel and efficient energy, which benefits ATI, and we are well positioned to capture this growth in the future. Commercial aerospace continues to expand unevenly across our product portfolio. Jet engine forgings demand remains strong, bolstered by our 2021 share gains. Demand for our jet engine specialty materials is mixed, varying by customer and product, largely due to uneven supply chain inventory levels and customer order patterns. Looking ahead to the remainder of 2021, we anticipate sequential revenue and earnings growth primarily driven by the ongoing commercial aerospace recovery.
Sales for the first nine months of 2021 were $841.5 million, decreasing 11% compared to the first nine months of 2020. Sales to the aerospace & defense markets were 23% lower, reflecting a 33% decline in the commercial aerospace market resulting from the global COVID-19 pandemic, partially offset by a 27% increase in defense market sales. Energy markets sales were 92% higher compared to the prior year period, driven by demand for materials for specialty energy applications.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2021 and 2020 is as follows:

	Nine months ended		Nine months ended
Markets	September 30, 2021		September 30, 2020
Aerospace & Defense:
Jet Engines- Commercial	$338.3	40%	$468.4	50%
Airframes- Commercial	95.6	11%	179.0	19%
Defense	172.0	21%	135.5	14%
Total Aerospace & Defense	605.9	72%	782.9	83%
Energy:
Oil & Gas	29.0	3%	29.9	3%
Specialty Energy	107.6	13%	41.4	5%
Total Energy	136.6	16%	71.3	8%
Medical	42.6	5%	37.9	4%
Construction/Mining	16.8	2%	14.3	2%
Other	39.6	5%	35.9	3%
Total	$841.5	100%	$942.3	100%
International sales represented 49% of total segment sales for the first nine months of 2021. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the nine months ended September 30, 2021 and 2020, is as follows:

	Nine months ended September 30,
	2021	2020
High-Value Products
Nickel-based alloys and specialty alloys	43%	38%
Precision forgings, castings and components	37%	34%
Titanium and titanium-based alloys	20%	28%
Total High-Value Products	100%	100%
Segment EBITDA in the first nine months of 2021 decreased to $99.2 million, or 11.8% of total sales, compared to $122.1 million, or 13.0% of total sales, for the first nine months of 2020. Despite the sequential margin improvement in the second and third quarters of 2021 and benefits from raw material price changes, lower overall demand, and reduced asset utilization rates negatively impacted operating margins for the first nine months of 2021 compared to the prior year-to-date period, which included pre-pandemic demand levels for a portion of 2020.

Advanced Alloys & Solutions Segment
Third quarter 2021 sales were $425.7 million, increasing 13% compared to the third quarter of 2020. Sales of automotive markets products increased by 55% and food equipment & appliances sales increased 52%. Sales to the aerospace & defense and energy markets were relatively flat compared to the prior year quarter, while electronics sales declined 25% versus the prior year. Overall, higher AA&S sales reflect the return of production rates to pre-strike levels in our SRP business by quarter end, led by deliveries for a large offshore oil & gas project, and higher selling prices, including effects from raw material pass-through mechanisms, partially offset by the ongoing exit from the lower-margin standard stainless sheet market. Sales of high-value products were 18% higher, largely due to a 29% increase in sales of precision rolled strip products and a 19% increase in sales of nickel-based alloys and specialty alloys.

Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2021 and 2020 is as follows:

	Three months ended		Three months ended
Markets	September 30, 2021		September 30, 2020
Energy:
Oil & Gas	$82.0	19%	$58.8	16%
Specialty Energy	26.7	6%	47.2	12%
Total Energy	108.7	25%	106.0	28%
Automotive	89.7	21%	57.9	16%
Aerospace & Defense:
Jet Engines- Commercial	8.5	2%	8.4	2%
Airframes- Commercial	36.2	9%	37.5	10%
Defense	30.7	7%	28.4	8%
Total Aerospace & Defense	75.4	18%	74.3	20%
Food Equipment & Appliances	51.6	12%	33.8	9%
Electronics	34.4	8%	45.7	12%
Construction/Mining	19.7	5%	24.3	6%
Other	46.2	11%	34.7	9%
Total	$425.7	100%	$376.7	100%
International sales represented 40% of total segment sales for the third quarter 2021, compared to 42% in the prior year’s third quarter. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended September 30, 2021 and 2020, are presented in the following table. In conjunction with the ongoing exit from lower-margin standard stainless sheet products, in the fourth quarter of 2020 ATI reclassified certain items as High-Value Products. Prior period information reflects these reclassifications. HRPF conversion service sales are excluded from this presentation.

	Three months ended September 30,
	2021	2020
High-Value Products
Precision rolled strip products	33%	28%
Nickel-based alloys and specialty alloys	31%	29%
Zirconium and related alloys	15%	16%
Titanium and titanium-based alloys	7%	8%
Total High-Value Products	86%	81%
Standard Products
Standard stainless products	14%	19%
Total	100%	100%
Segment EBITDA was $56.8 million, or 13.3% of sales, for the third quarter 2021, compared to segment EBITDA of $11.0 million, or 2.9% of sales, for the third quarter 2020. Strike related costs of $21.5 million for the third quarter of 2021, primarily related to lower productivity and utilization levels, were excluded from AA&S segment results. Improved EBITDA margins reflect a richer product mix away from standard stainless products, benefits from actions taken in 2020 to structurally reduce costs and $21 million in benefits from rising raw material prices, particularly nickel, at our SRP business. Third quarter 2021 results also include record earnings from ATI’s STAL joint venture in China, and lower retirement benefit expense of approximately $2 million compared to the prior year period.
Although ATI’s third quarter results include lingering negative impacts on our SRP business from the strike by represented employees, this business accelerated its production rates by the end of the third quarter of 2021 to pre-strike levels to take advantage of strong demand and favorable pricing in most end-markets, especially energy and industrial applications. Strike related impacts, consisting of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and signing bonuses for represented employees, have been excluded from AA&S segment results. However, AA&S segment EBITDA for the third quarter 2021 was also impacted by lower sales resulting from the strike. We remain on track with the transformation of the SRP business and the elimination of lower-margin standard stainless sheet products in the first half of 2022. As our business transformation actions near completion in the AA&S segment, we expect to temporarily curtail some early stage manufacturing activities to better align our inventory levels with market demand and have planned extended equipment outages to complete transformational upgrades. These actions would likely result in unfavorable cost absorption impacts in the fourth quarter of 2021.
Sales for the first nine months of 2021 were $1.19 billion, decreasing 14% compared to the first nine months of 2020. Declines were noted in almost all end markets, including a 25% decline in energy market sales, a 34% decline in aerospace & defense and an 18% decline in food equipment & appliances, due primarily to impacts from the strike, as well as the ongoing exit from the lower-margin standard stainless sheet market. These declines were partially offset by a 35% increase in automotive market sales and 13% increase in electronics sales. Sales of high-value products were 7% lower, largely due to a 48% decline in titanium and titanium-based alloys and a 24% decline in nickel-based alloys and specialty alloys, partially offset by a 28% increase in sales of precision rolled strip products, primarily from ATI’s STAL joint venture in China.
Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2021 and 2020 is as follows:

	Nine months ended		Nine months ended
Markets	September 30, 2021		September 30, 2020
Energy:
Oil & Gas	$202.0	17%	$263.0	19%
Specialty Energy	95.0	8%	134.2	10%
Total Energy	297.0	25%	397.2	29%
Automotive	245.8	21%	182.2	13%
Aerospace & Defense:
Jet Engines- Commercial	26.2	2%	49.9	4%
Airframes- Commercial	88.2	8%	153.1	11%
Defense	98.0	8%	118.3	8%
Total Aerospace & Defense	212.4	18%	321.3	23%
Electronics	132.8	11%	117.9	9%
Food Equipment & Appliances	107.6	9%	131.3	9%
Construction/Mining	72.9	6%	92.4	7%
Other	124.4	10%	139.2	10%
Total	$1,192.9	100%	$1,381.5	100%
International sales represented 41% of total segment sales for the first nine months of 2021. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the nine months ended September 30, 2021 and 2020, are presented in the following table. In conjunction with the ongoing exit from lower-margin standard stainless sheet products, ATI reclassified certain items as High-Value Products. Prior period information reflects these reclassifications. HRPF conversion service sales are excluded from this presentation.

	Nine months ended September 30,
	2021	2020
High-Value Products
Precision rolled strip products	34%	22%
Nickel-based alloys and specialty alloys	27%	29%
Zirconium and related alloys	17%	14%
Titanium and titanium-based alloys	7%	10%
Total High-Value Products	85%	75%
Standard Products
Standard stainless products	15%	25%
Total	100%	100%
Segment EBITDA was $142.5 million, or 11.9% of sales, for the first nine month of 2021, compared to segment EBITDA of $85.5 million, or 6.2% of sales, for the first nine months of 2020. Strike related costs, primarily related to lower productivity and utilization levels, were excluded from AA&S segment results. Improved EBITDA margins reflect a richer product mix away from lower-margin standard stainless products and benefits from actions taken in 2020 to structurally reduce costs, which more than offset prior year-to-date results which included pre-pandemic demand levels for a portion of 2020. Current year results also include $53 million in benefits from rising raw material prices, particularly nickel, at our SRP business, and lower retirement benefit expense of approximately $8 million, compared to 2020.

Corporate Items
There was no net effect on our results of operations for changes in LIFO and NRV inventory reserves for the third quarters and first nine months of 2021 and 2020. For the third quarter and first nine months of 2021, LIFO inventory valuation reserve charges of $29.7 million and $43.8 million, respectively, were offset by declines of the same magnitude in NRV inventory reserves, which are required to offset the Company’s aggregate net debit LIFO inventory balance that exceeds current inventory replacement cost. For the third quarter and first nine months of 2020, LIFO inventory valuation reserve charges of $6.5 million and benefits of $7.5 million, respectively, were offset by changes of the same magnitude in the NRV inventory reserves. The NRV inventory reserve balance was $0.3 million at September 30, 2021.
Corporate expenses for the third quarter of 2021 were $12.9 million, compared to $10.2 million for the third quarter 2020. For the nine months ended September 30, 2021, corporate expenses were $41.0 million, compared to $29.7 million for the nine months ended September 30, 2020. The current year third quarter and nine month increases include a $1.9 million and $11.1 million impact, respectively, of higher incentive compensation costs compared to the prior year periods. The first nine months of 2020 included reversals of previously-recognized expense due to COVID-19 pandemic impacts.
Closed operations and other expense for the third quarter 2021 was $1.4 million, compared to $1.0 million for the third quarter 2020. For the nine months ended September 30, 2021, closed operations and other expenses were $4.5 million, compared to expense of $4.6 million for the nine months ended September 30, 2020. Closed operations and other expense in the first nine months of 2021 compared to 2020 reflects lower costs at closed facilities, including retirement benefit expense, insurance costs, and real estate and other facility costs, and changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation, offset by benefits in 2020 from settlements of contract indemnity obligations.
The following is depreciation & amortization by each business segment:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

High Performance Materials & Components	$18.2	$19.5	$57.0	$58.5
Advanced Alloys & Solutions	16.3	15.1	47.9	47.4
Other	1.1	0.8	3.1	2.4
	$35.6	$35.4	108.0	108.3
Interest expense, net of interest income, in the third quarter 2021 was $25.1 million, consistent with the third quarter 2020. On a year-to-date basis, net interest expense was $72.2 million for the first nine months of 2021 compared to $68.7 million for the first nine months of 2020. Capitalized interest reduced interest expense by $1.3 million in the third quarter 2021 and $1.8 million in the third quarter 2020. For the nine months ended September 30, 2021 and 2020, capitalized interest was $3.8 million and $6.3 million, respectively.
Restructuring charges for the quarter ended September 30, 2021 were a net credit of $2.3 million related to a reduction in severance-related reserves related to approximately 50 employees based on changes in planned operating rates and revised workforce reduction estimates. Restructuring charges for the nine months ended September 30, 2021 were a net credit of $8.5 million, reflecting a $9.2 million reduction in severance-related reserves related to approximately 250 employees based on changes in planned operating rates and revised workforce reduction estimates, partially offset by $0.7 million of other costs related to facility idlings. For the third quarter and first nine months of 2020, we recorded restructuring charges of $2.3 million and $27.0 million, respectively, as a result of workforce right-sizing actions to better match the Company’s cost structure to expected demand, primarily as a result of economic challenges created by the COVID-19 pandemic. These charges were excluded from segment EBITDA. Cash payments associated with cost reduction programs implemented in the fourth quarter 2019 and throughout the 2020 fiscal year were $12.4 million in the first nine months of 2021. The majority of the $21.8 million of remaining reserves associated with these cost reduction programs as of September 30, 2021 are expected to be paid within the next year.
Strike related costs were $22.9 million and $63.2 million in the third quarter and first nine months of 2021, respectively. For the third quarter of 2021, $21.5 million were excluded from AA&S segment EBITDA and $1.4 million were excluded from HPMC segment EBITDA. For the first nine months of 2021, $59.7 million were excluded from AA&S segment EBITDA and $3.5 million were excluded from HPMC segment EBITDA. These items primarily consisted of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and signing bonuses for represented employees.

Third quarter 2021 results include a $64.9 million retirement benefit settlement gain related to a plan termination that eliminated certain postretirement medical benefit liabilities. This was effective upon the July 2021 ratification of the new USW collective bargaining agreement. This gain, which is recorded in nonoperating retirement benefit income/expense on the consolidated statement of operations and is excluded from segment EBITDA, was comprised of $43.0 million of long-term postretirement benefit liabilities as of July 2021 and $21.9 million of amounts recorded in accumulated other comprehensive income at that date.
In August 2021, we completed the sale of our Flowform Products business within the HPMC segment for $55.0 million, and recognized a $13.7 million gain in the third quarter 2021. This gain is recorded in nonoperating income/expense on the consolidated statement of operations and is excluded from segment EBITDA.
In the first nine months of 2020, due to demand disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic and changes in near-term demand requirements of aero-engine and airframe markets, ATI conducted an interim test for goodwill impairment at our Forged Products operations, and recognized a $287.0 million charge for the partial impairment of goodwill. This goodwill impairment charge is excluded from HPMC segment EBITDA.
In the first nine months of 2020, the A&T Stainless joint venture recorded a $4.8 million charge for contractual termination benefits, and ATI recognized a $2.4 million charge in the first nine months of 2020 for its equity method share of these termination benefits. These charges are excluded from segment EBITDA.
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
Income Taxes
The provision for income taxes for the third quarter and nine months ended September 30, 2021 was $22.0 million and $31.5 million, respectively. The current year tax expense is mainly attributable to the $15.5 million in discrete tax effects related to the postretirement medical benefits gain discussed above, in accordance with ATI’s accounting policy for recognizing deferred tax amounts stranded in accumulated other comprehensive income. The tax provision for the third quarter and nine months ended September 30, 2020 was $0.8 million, or (1.7)%, and $104.2 million, or (30.7)%, respectively, of loss before taxes, based on the actual year to date effective rate for this period.
In the second quarter 2020, we entered into a three-year cumulative loss within the United States, limiting our ability to utilize future projections when analyzing the need for a valuation allowance, therefore limiting sources of income as part of the analysis. As a result, we recorded a $99.0 million deferred tax asset valuation allowance on our U.S. federal and state tax attributes in the second quarter of 2020. We continue to maintain valuation allowances on our U.S. federal and state deferred tax assets, as well as for certain foreign jurisdictions. Throughout 2020, we calculated the provision for income taxes based upon actual year to date results due to the uncertainty of future projections as a result of the global pandemic. For 2021, we continue to be unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for our U.S. operations could produce a significant variation in our annual effective tax rate. As a result, we recorded income tax for the nine months ended September 30, 2021 based upon an annual effective tax rate for our foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to our U.S. jurisdictions.
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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. We did not meet this fixed charge coverage ratio at September 30, 2021. As a result, we are unable to access 12.5%, or $87.5 million, of the ABL facility until we meet the ratio. Additionally, we must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 2022 Convertible Notes and the 5.875% Notes due 2023. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and our undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.
As of September 30, 2021, there were no outstanding borrowings under the revolving portion of the ABL facility, and $42.8 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings under the ABL facility for the first nine months of 2021. There were average revolving credit borrowings of $38 million bearing an average annual interest rate of 2.2% under the ABL facility for the first nine months of 2020.
On September 14, 2021, we issued $325 million aggregate principal amount of 4.875% Senior Notes due 2029 (2029 Notes) and $350 million aggregate principal amount of 5.125% Senior Notes due 2031 (2031 Notes). Underwriting fees and other third-party expenses for the issuance of the 2029 and 2031 Notes were each $4.7 million, and are being amortized to interest expense over the 8-year and 10-year terms of the 2029 and 2031 Notes, respectively. Total combined net proceeds of $665.7 million from both of these issuances were primarily used to fund the redemption of all of the $500 million aggregate principal amount outstanding of the 5.875% Senior Notes due 2023 (2023 Notes) on October 14, 2021, including a make-whole payment and accrued interest, following a 30 day notice of redemption as required by the 2023 Notes indenture. As such, the 2023 Notes are classified as short-term debt on the consolidated balance sheet as of September 30, 2021. In the fourth quarter 2021, a $65.5 million debt extinguishment charge will be recognized, which includes a $64.5 million cash make-whole payment related to the early extinguishment of the 2023 Notes and a $1.0 million charge for the remaining unrecognized portion of the 2023 Notes deferred debt issue costs. As a result of these transactions, we significantly extended our debt maturity profile and, with the elimination of $500 million of debt currently bearing interest at 7.875% due to changes in our credit ratings, reduced annual interest expense by approximately $6 million.
In 2020, we issued and sold $294.1 million aggregate principal amount of 2025 Convertible Notes. We used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of our outstanding 2022 Convertible Notes. We also used $19.4 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, which effectively increase the initial conversion price of the 2025 Convertible Notes into ATI stock from $15.49 per share to $19.76 per share.
At September 30, 2021, we had $1.01 billion of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $365 million. Our cash and debt balances at September 30, 2021 are both elevated due to the in-process debt redemption of the 2023 Notes. As discussed above, $571 million of proceeds from the new debt issuances in September 2021 were used in October 2021 to retire $500 million of higher cost 2023 Notes and pay accrued interest and the make-whole premium.
We contributed $50 million to our U.S. qualified defined benefit pension plans in the third quarter 2021, bringing our total contributions in the first nine months of 2021 to $67.5 million. As a result of the American Rescue Plan Act (ARPA) enacted in March 2021, the rules governing pension funding calculations have changed. As presently adopted by ATI, pending additional IRS guidance, we are not required to make any additional contributions to these pension plans during fiscal year 2021, and our prior contributions have generated a credit balance that may be utilized to offset future minimum required contributions. Prior to the ARPA changes, our fiscal year 2021 funding requirements were approximately $87 million. Using our long-term weighted average expected rate of return on pension plan assets of 6.78%, we now expect to have average annual minimum funding requirements of approximately $10 million to these pension plans for the next few years after 2021, a significant decrease from the prior $50 million average annual estimate over that period. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets and the discount rates used to measure pension liabilities. We may elect to contribute additional amounts to these pension plans to improve their funded position, or we may elect to use a portion of our credit balance in lieu of cash contributions based on other capital allocation priorities.

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
Cash Flow and Working Capital
For the nine months ended September 30, 2021, cash used in operations was $244.8 million, primarily due to a $242.5 million increase in managed working capital related to higher operating levels in most operations, resulting in increased accounts receivable balances and higher overall inventory values in part due to rising raw material costs and the lingering strike impacts. Other significant 2021 operating cash flow items included $67.5 million in contributions to a U.S. defined benefit pension plan and payment of 2020 annual incentive compensation, partially offset by receipt of advance payments as part of long-term supply agreements in 2021. For the nine months ended September 30, 2020, cash provided by operations was $45.0 million, reflecting a reduction in managed working capital. Other significant 2020 operating cash flow items included $94.8 million in contributions to a U.S. defined benefit pension plan and payment of 2019 annual incentive compensation.
As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. At September 30, 2021, managed working capital increased as a percentage of annualized total ATI sales to 45.1% compared to 40.5% at December 31, 2020. The $242.5 million increase in managed working capital at September 30, 2021 from December 31, 2020 is detailed in the table below. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by 3% as of September 30, 2021 compared to year end 2020. Gross inventory turns, which exclude the effect of LIFO and any applicable offsetting NRV inventory valuation reserves, were consistent as of September 30, 2021 compared to year end 2020. We expect strong operating cash flow in the fourth quarter 2021 as a result of significant managed working capital reductions.
The components of managed working capital at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
(In millions)	2021	2020
Accounts receivable	$502.0	$345.8
Short-term contract assets	55.7	38.9
Inventory	1,055.8	997.1
Accounts payable	(290.7)	(290.6)
Short-term contract liabilities	(86.7)	(111.8)
Subtotal	1,236.1	979.4
Allowance for doubtful accounts	4.1	4.3
Adjustment from current cost to LIFO cost basis	(0.3)	(44.1)
Inventory valuation reserves	69.1	126.9
Managed working capital	$1,309.0	$1,066.5
Annualized prior 3 months sales	$2,902.9	$2,633.2
Managed working capital as a % of annualized sales	45.1%	40.5%
Change in managed working capital from December 31, 2020	$242.5

Cash used in investing activities was $48.5 million in the first nine months of 2021, reflecting $104.2 million in capital expenditures primarily related to HPMC growth projects including the new iso-thermal press and heat-treating expansion in Cudahy, WI, partially offset by $53.0 million of proceeds, net of transaction costs, from our sale of Flowform Products. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $654.2 million in the first nine months of 2021 and consisted primarily of $665.7 million of net proceeds from the issuance of the 2029 and 2031 Notes during the third quarter of 2021. Cash provided by financing activities was $125.6 million for the first nine months of 2020 and consisted primarily of $291.4 million of borrowings for the 2025 Convertible Notes issued in 2020 and $100.0 million of additional Term Loan borrowings under the ABL. These were offset by a $203.2 million repayment for a portion of the 2022 Convertible Notes and $19.1 million cash make-whole payment related to the early extinguishment of these 2022 Convertible Notes as required by the applicable indenture, as well as $19.4 million to pay the cost of capped call transactions and $9.1 million for debt issuance costs, both associated with the 2025 Convertible Notes.
At September 30, 2021, cash and cash equivalents on hand totaled $1.01 billion, an increase of $360.9 million from year end 2020. Cash and cash equivalents held by our foreign subsidiaries was $102.1 million at September 30, 2021, of which $54.9 million was held by the STAL joint venture.
Debt
Total debt outstanding of $2,313.3 million at September 30, 2021 increased $684.2 million compared to December 31, 2020, reflecting the issuance in September 2021 of $325 million aggregate principal amount of 2029 Notes and $350 million aggregate principal amount of 2031 Notes. A portion of the proceeds from these issuances were used in October to redeem the $500 million of 2023 Notes. Total debt outstanding as described above excludes debt issuance costs and the December 31, 2020 amount includes $46.8 million for the unamortized balance of the portion of the 2025 Convertible Notes recorded in stockholders’ equity due to the flexible settlement feature of the notes. ATI adopted new accounting guidance in 2021 that reclassifies this portion of the 2025 Convertible Notes recorded in stockholders’ equity to long-term debt (see below for further discussion).
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

All of these leverage ratios worsened in 2021, primarily as a result of higher net debt resulting from the timing of the redemption of the 2023 Notes, as Adjusted EBITDA as calculated on a trailing twelve-month basis was higher. As of September 30, 2021, our debt to Adjusted EBITDA ratio was 10.55, compared to 8.30 at December 31, 2020, and net debt to Adjusted EBITDA ratio was 5.96, compared to 5.01 at December 31, 2020.

	Three months ended		Latest 12 months ended	Fiscal year ended
	September 30, 2021	September 30, 2020	September 30, 2021	December 31, 2020

Income (loss) before income taxes	$77.2	$(46.2)	$(1,102.9)	$(1,481.9)
Interest expense	25.1	25.1	97.9	94.4
Depreciation and amortization	35.6	35.4	143.0	143.3
Restructuring and other charges (credits)	(2.3)	2.3	1,096.6	1,132.1
Strike related costs	22.9	—	63.2	—
Retirement benefit settlement gain	(64.9)	—	(64.9)	—
Joint venture restructuring charge	—	—	—	2.4
Impairment of goodwill	—	—	—	287.0
Debt extinguishment charge	—	—	—	21.5
Gain on asset sales and sale of business	(13.7)	—	(13.7)	(2.5)
Adjusted EBITDA	$79.9	$16.6	$219.2	$196.3

Total debt (a)			$2,313.3	$1,629.1
Less: Cash			(1,006.8)	(645.9)
Net debt			$1,306.5	$983.2

Debt to Adjusted EBITDA			10.55	8.30
Net Debt to Adjusted EBITDA			5.96	5.01
Net debt as a percentage of total capitalization was 70.7% at September 30, 2021, compared to 67.6% at December 31, 2020, primarily reflecting higher net debt balances.

(In millions)	September 30, 2021	December 31, 2020
Total debt (a)	$2,313.3	$1,629.1
Less: Cash	(1,006.8)	(645.9)
Net debt	$1,306.5	$983.2
Total ATI stockholders’ equity (b)	541.4	471.3
Net ATI total capital	$1,847.9	$1,454.5
Net debt to ATI total capital	70.7%	67.6%
Total debt to total capitalization of 81.0% at September 30, 2021, compared to 77.6% at December 31, 2020, primarily reflecting higher debt balances.

(In millions)	September 30, 2021	December 31, 2020
Total debt (a)	$2,313.3	$1,629.1
Total ATI stockholders’ equity (b)	541.4	471.3
Total ATI capital	$2,854.7	$2,100.4
Total debt to total ATI capital	81.0%	77.6%
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

On September 14, 2021, we issued $325 million aggregate principal amount of 2029 Notes and $350 million aggregate principal amount of 2031 Notes. Total combined net proceeds of $665.7 million from both of these issuances were primarily used to fund the redemption of all of the $500 million aggregate principal amount outstanding of the 2023 Notes on October 14, 2021, including a make-whole payment and accrued interest, following a 30 day notice of redemption as required by the 2023 Notes indenture. As such, the 2023 Notes are classified as short-term debt on the consolidated balance sheet as of September 30, 2021. In the fourth quarter 2021, a $65.5 million debt extinguishment charge will be recognized, which includes a $64.5 million cash make-whole payment related to the early extinguishment of the 2023 Notes and a $1.0 million charge for the remaining unrecognized portion of the 2023 Notes deferred debt issue costs.
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
Labor Matters
Our prior CBA with the USW involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike. On July 14, 2021, we announced that a new four-year labor agreement with the USW was ratified, ending the strike. As part of an orderly return to work process, employees began returning to active employment during the week of July 19, 2021. The new CBA, which covers the term from March 1, 2021 to February 28, 2025, delivers a competitive wage and benefit package to these represented employees, while securing ATI’s ability to reduce its exposure to health care cost inflation, which is critical for the long-term viability of ATI’s SRP business.

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
Critical Accounting Policies
Inventory
At September 30, 2021, we had net inventory of $1,055.8 million. Inventories are stated at the lower of cost (LIFO, first-in, first-out (FIFO) and average cost methods) or market. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
The prices for many of the raw materials we use have been extremely volatile during the past several years, while labor and overhead costs have been generally stable, with a modest inflationary trend. Raw material cost changes typically have the largest impact on the LIFO inventory costing methodology based on the overall proportion of raw material costs to other inventoriable costs. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a fall in material costs generally results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value, while conversely, a rise in raw material costs generally has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory. For example, for the nine months ended September 30, 2021 and 2020, the LIFO inventory valuation method resulted in cost of sales that were $43.8 million higher and $7.5 million lower, respectively, than would have been recognized under the FIFO methodology to value our inventory.
Due primarily to persistent raw material deflation in prior years, we are in the unusual situation of having a LIFO inventory balance that exceeds replacement cost. In cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting NRV inventory reserve, if any, is recognized in the period that the need for the reserve is identified. Our NRV reserves were $0.3 million at September 30, 2021 and $44.1 million at December 31, 2020.

The impact to our cost of sales for changes in the LIFO costing methodology and associated NRV inventory reserves were as follows (in millions):

	Nine months ended September 30,
	2021	2020
LIFO benefit (charge)	$(43.8)	$7.5
NRV benefit (charge)	43.8	(7.5)
Net cost of sales impact	$—	$—
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
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At September 30, 2021, we had $229.0 million of goodwill on our consolidated balance sheet, a decrease of $11.7 million from December 31, 2020, due to the allocation of $12.2 million to the sale of the Flowform Products business partially offset by an increase from foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. All goodwill relates to reporting units in the HPMC segment. The sale of the Flowform Products business did not result in any indicators of impairment for the Forged Products reporting unit in which this business resided.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at September 30, 2021.
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
Since the second quarter of 2020, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in the second quarter of 2020 on our U.S. Federal and state deferred tax assets. In 2021, ATI continues to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $26.2 million of valuation allowances on amounts recorded in other comprehensive loss as of September 30, 2021.
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
Beginning in 2020, the U.S. government has enacted various relief packages in response to the COVID-19 pandemic. Due to our valuation allowance in the U.S., the impact to income tax expense has been minimal. We are assessing employee retention tax credits and other available government incentives and may recognize benefits from these various pandemic-related legislative initiatives in future periods.
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
We have certain CBAs that include participation in a multiemployer pension plan. Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. A subsidiary of the Company participates in the Steelworkers Western Independent Shops Pension Plan (WISPP) for union-represented employees of our primary titanium operations in Albany, OR, which is funded on an hours-worked basis. A significant reduction or the elimination of hours-worked contributions due to changes in operating rates at this facility could result in a withdrawal liability assessment. As of the WISPP fiscal plan year ended September 30, 2019, which is the most recent information available from the Plan Administrator, our subsidiary’s liability for a complete withdrawal was estimated by the Plan Administrator to be approximately $35 million on an undiscounted basis. If the withdrawal liability was incurred, we estimate that payments of this obligation would be required on a straight-line basis over a 20 year period.

Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, retirement plans, income taxes, environmental and other contingencies, as well as asset impairment, inventory valuation and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, was amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At September 30, 2021, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax loss of $2.4 million, comprised of $1.0 million in other current liabilities and $1.4 million in other long-term liabilities on the balance sheet.

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
At September 30, 2021, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 80% of our forecasted domestic requirements for natural gas for the remainder of 2021 and approximately 75% for 2022, 35% for 2023 and 5% for 2024 are hedged. At September 30, 2021, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax gain of $9.0 million, comprised of $8.0 million in prepaid expenses and other current assets, $1.5 million in other long-term assets, $0.3 million in other current liabilities and $0.2 million in other long-term liabilities on the balance sheet. For the three months ended September 30, 2021, natural gas hedging activity decreased cost of sales of $1.3 million.
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
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2021, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 10% of a single year’s estimated nickel raw material purchase requirements. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2021, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $2.0 million, comprised of $2.5 million in prepaid expense and other current assets, $0.2 million in other long-term assets on the balance sheet, $0.6 million in other current liabilities and $0.1 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2021, we had no significant outstanding foreign currency forward contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls

There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ATI Titanium LLC (ATI Titanium), a subsidiary of Allegheny Technologies Incorporated, is party to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. After the conclusion of discovery, Allegheny Technologies Incorporated filed a motion for summary judgment. On August 17, 2021, the court granted the motion, and entered summary judgment in favor of Allegheny Technologies Incorporated finding that it is not the alter ego of ATI Titanium and that it did not breach any obligations allegedly owed to USM. A trial date has been set for October 11, 2022. While ATI Titanium intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

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

The Company’s prior CBA with the USW involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike. On July 14, 2021, ATI announced that a new four-year labor agreement with the USW was ratified, ending the strike. We continued to be negatively impacted in the third quarter of 2021 by lingering effects from the USW strike as workers returned and production ramped back toward pre-strike levels.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021	636	$22.25	—	$—
August 1-31, 2021	1,223	$19.96	—	$—
September 1-30, 2021	—	$—	—	$—
Total	1,859	$20.75	—	$—

Item 6.	Exhibits
(a) Exhibits

4.1
Indenture, dated as of September 14, 2021, between Allegheny Technologies Incorporated and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2021).

4.2
First Supplemental Indenture, dated as of September 14, 2021, between Allegheny Technologies Incorporated and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 14, 2021).

4.3	Form of 4.875% Senior Note due 2029 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 14, 2021).

4.4	Form of 5.125% Senior Note due 2031 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated September 14, 2021).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	November 2, 2021	By	/s/ Donald P. Newman
Donald P. Newman
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2021	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)