Form 10-Q
period 2022-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2022-05-04
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 15, 2022, the registrant had outstanding 124,132,851 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$316.7	$687.7
Accounts receivable, net	558.0	470.0
Short-term contract assets	50.8	53.9
Inventories, net	1,189.0	1,046.3
Current assets held for sale	58.9	—
Prepaid expenses and other current assets	112.3	48.8
Total Current Assets	2,285.7	2,306.7
Property, plant and equipment, net	1,502.6	1,528.5
Goodwill	227.2	227.9
Long-term assets held for sale	26.2	—
Other assets	194.4	222.1
Total Assets	$4,236.1	$4,285.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$396.1	$375.5
Short-term contract liabilities	133.3	116.2
Short-term debt and current portion of long-term debt	116.7	131.3
Current liabilities held for sale	17.6	—
Other current liabilities	213.5	233.4
Total Current Liabilities	877.2	856.4
Long-term debt	1,707.4	1,711.6
Accrued postretirement benefits	252.4	258.1
Pension liabilities	402.5	415.4
Long-term liabilities held for sale	1.5	—
Other long-term liabilities	199.4	211.0
Total Liabilities	3,440.4	3,452.5
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-128,114,494 shares at March 31, 2022 and 127,484,902 shares at December 31, 2021; outstanding-124,121,350 shares at March 31, 2022 and 127,253,045 shares at December 31, 2021	12.8	12.7
Additional paid-in capital	1,602.5	1,596.7
Retained earnings	103.6	72.7
Treasury stock: 3,993,144 shares at March 31, 2022 and 231,857 shares at December 31, 2021	(99.7)	(4.8)
Accumulated other comprehensive loss, net of tax	(960.5)	(991.7)
Total ATI stockholders’ equity	658.7	685.6
Noncontrolling interests	137.0	147.1
Total Equity	795.7	832.7
Total Liabilities and Equity	$4,236.1	$4,285.2

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2022	2021
Sales	$834.1	$692.5

Cost of sales	664.7	606.7
Gross profit	169.4	85.8
Selling and administrative expenses	75.2	54.0
Restructuring charges (credits)	(1.1)	—
Loss (gain) on asset sales and sales of businesses, net	18.3	—
Operating income	77.0	31.8
Nonoperating retirement benefit expense	(5.8)	(6.8)
Interest expense, net	(23.6)	(23.4)
Other income (expense), net	(7.5)	1.5
Income before income taxes	40.1	3.1
Income tax provision	4.9	5.5
Net income (loss)	35.2	(2.4)
Less: Net income attributable to noncontrolling interests	4.3	5.5
Net income (loss) attributable to ATI	$30.9	$(7.9)

Basic net income (loss) attributable to ATI per common share	$0.24	$(0.06)

Diluted net income (loss) attributable to ATI per common share	$0.23	$(0.06)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net income (loss)	$35.2	$(2.4)
Currency translation adjustment
Unrealized net change arising during the period	(6.8)	(4.8)
Derivatives
Net derivatives gain on hedge transactions	24.6	0.4
Reclassification to net income (loss) of net realized gain	(5.0)	(1.7)
Income taxes on derivative transactions	—	—
Total	19.6	(1.3)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	19.3	22.2
Prior service cost
Amortization to net income (loss) of net prior service credits	(0.2)	(0.5)
Income taxes on postretirement benefit plans	—	—
Total	19.1	21.7
Other comprehensive income, net of tax	31.9	15.6
Comprehensive income	67.1	13.2
Less: Comprehensive income attributable to noncontrolling interests	5.0	6.1
Comprehensive income attributable to ATI	$62.1	$7.1

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Operating Activities:
Net income (loss)	$35.2	$(2.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35.5	36.1
Deferred taxes	(1.2)	(0.4)
Net gains from disposal of property, plant and equipment	(0.8)	(1.2)
Loss on sale of business	25.1	—
Changes in operating assets and liabilities:
Inventories	(181.3)	(50.8)
Accounts receivable	(108.2)	(78.1)
Accounts payable	35.6	34.1
Retirement benefits	(0.7)	(16.6)
Accrued liabilities and other	(56.4)	11.2
Cash used in operating activities	(217.2)	(68.1)
Investing Activities:
Purchases of property, plant and equipment	(26.0)	(26.4)
Proceeds from disposal of property, plant and equipment	0.8	1.4
Other	1.0	(0.1)
Cash used in investing activities	(24.2)	(25.1)
Financing Activities:
Payments on long-term debt and finance leases	(5.0)	(3.0)
Net payments under credit facilities	(14.6)	(3.3)
Purchase of treasury stock	(89.9)	—
Sale of noncontrolling interests	0.9	—
Dividends paid to noncontrolling interests	(16.0)	—
Shares repurchased for income tax withholding on share-based compensation and other	(5.0)	(4.7)
Cash used in financing activities	(129.6)	(11.0)
Decrease in cash and cash equivalents	(371.0)	(104.2)
Cash and cash equivalents at beginning of period	687.7	645.9
Cash and cash equivalents at end of period	$316.7	$541.7
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2020	$12.7	$1,625.5	$106.5	$—	$(1,223.6)	$120.3	$641.4
Net income (loss)	—	—	(7.9)	—	—	5.5	(2.4)
Other comprehensive income	—	—	—	—	15.0	0.6	15.6
Cumulative effect of adoption of new accounting standard	—	(49.8)	4.4	—	—	—	(45.4)
Employee stock plans	—	4.8	—	(4.7)	—	—	0.1
Balance, March 31, 2021	$12.7	$1,580.5	$103.0	$(4.7)	$(1,208.6)	$126.4	$609.3
Balance, December 31, 2021	$12.7	$1,596.7	$72.7	$(4.8)	$(991.7)	$147.1	$832.7
Net income	—	—	30.9	—	—	4.3	35.2
Other comprehensive income	—	—	—	—	31.2	0.7	31.9
Purchase of treasury stock	—	—	—	(89.9)	—	—	(89.9)
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	0.9	0.9
Employee stock plans	0.1	5.8	—	(5.0)	—	—	0.9
Balance, March 31, 2022	$12.8	$1,602.5	$103.6	$(99.7)	$(960.5)	$137.0	$795.7

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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2021 financial information has been derived from the Company’s audited consolidated financial statements.
New Accounting Pronouncements Adopted
In November 2021, the Financial Accounting Standards Board issued new accounting guidance related to disclosures about certain types of government assistance. This new guidance requires business entities that account for transactions with a government by analogizing to a grant or contribution accounting model to make certain annual disclosures. It requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions on an entity’s financial statements. This new guidance is effective for the Company in fiscal year 2022, with early adoption permitted. The Company adopted this new accounting guidance effective January 1, 2022. The adoption of these changes does not have an impact on the Company’s consolidated financial statements other than the annual disclosure requirements.
Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the quarters ended March 31, 2022 and 2021 were as follows:

(in millions)	First quarter ended
	March 31, 2022			March 31, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$179.0	$17.6	$196.6	$95.9	$10.2	$106.1
Airframes- Commercial	37.2	56.5	93.7	26.5	31.7	58.2
Defense	41.4	35.1	76.5	57.4	32.5	89.9
Total Aerospace & Defense	257.6	109.2	366.8	179.8	74.4	254.2
Energy:
Oil & Gas	17.1	86.0	103.1	8.3	74.2	82.5
Specialty Energy	30.1	26.5	56.6	22.2	44.4	66.6
Total Energy	47.2	112.5	159.7	30.5	118.6	149.1
Automotive	2.9	88.1	91.0	2.0	89.5	91.5
Construction/Mining	8.4	43.6	52.0	5.1	37.4	42.5
Electronics	0.5	51.1	51.6	0.3	55.3	55.6
Medical	13.2	23.0	36.2	11.2	17.8	29.0
Food Equipment & Appliances	—	34.0	34.0	—	35.4	35.4
Other	11.8	31.0	42.8	12.0	23.2	35.2
Total	$341.6	$492.5	$834.1	$240.9	$451.6	$692.5

(in millions)	First quarter ended
	March 31, 2022			March 31, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$156.4	$321.3	$477.7	$128.3	$271.6	$399.9
Europe	121.3	38.6	159.9	79.1	34.0	113.1
Asia	44.2	115.1	159.3	20.1	122.6	142.7
Canada	10.3	8.7	19.0	8.2	9.1	17.3
South America, Middle East and other	9.4	8.8	18.2	5.2	14.3	19.5
Total	$341.6	$492.5	$834.1	$240.9	$451.6	$692.5
Comparative information of the Company’s major products based on their percentages of sales is included in the following table. The Company has nearly completed its previously-announced exit from standard stainless products, and therefore no longer presents these sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	First quarter ended
	March 31, 2022			March 31, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	48%	52%	50%	36%	47%	43%
Precision rolled strip products	—%	29%	17%	—%	31%	20%
Precision forgings, castings and components	36%	—%	15%	43%	—%	15%
Titanium and titanium-based alloys	16%	5%	10%	21%	7%	12%
Zirconium and related alloys	—%	14%	8%	—%	15%	10%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $2.4 billion and $1.5 billion at March 31, 2022 and 2021, respectively. Due to the structure of the Company’s long-term agreements, approximately 80% of this backlog at March 31, 2022 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of March 31, 2022 and December 31, 2021, accounts receivable with customers were $562.0 million and $473.8 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the three months ended March 31, 2022 and 2021:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	March 31, 2022	March 31, 2021
Balance as of beginning of fiscal year	$3.8	$4.3
Expense to increase the reserve	0.3	0.2
Write-off of uncollectible accounts	(0.1)	(0.3)
Balance as of period end	$4.0	$4.2

(in millions)
Contract Assets
Short-term	March 31, 2022	March 31, 2021
Balance as of beginning of fiscal year	$53.9	$38.9
Recognized in current year	18.9	25.7
Reclassified to accounts receivable	(22.0)	(19.1)
Reclassification to/from long-term and contract liability	—	(3.5)
Balance as of period end	$50.8	$42.0

(in millions)
Contract Liabilities
Short-term	March 31, 2022	March 31, 2021
Balance as of beginning of fiscal year	$116.2	$111.8
Recognized in current year	40.5	57.1
Amounts in beginning balance reclassified to revenue	(28.1)	(43.0)
Current year amounts reclassified to revenue	(5.5)	(4.0)
Other	1.3	—
Reclassification to/from long-term and contract asset	8.9	(3.2)
Balance as of period end	$133.3	$118.7

Long-term	March 31, 2022	March 31, 2021
Balance as of beginning of fiscal year	$84.4	$32.0
Recognized in current year	5.5	24.3
Amounts in beginning balance reclassified to revenue	(0.3)	(0.3)
Current year amounts reclassified to revenue	—	—
Reclassification to/from short-term	(8.9)	(0.3)
Balance as of period end	$80.7	$55.7
Contract costs for obtaining and fulfilling a contract were $5.0 million and $5.2 million as of March 31, 2022 and December 31, 2021, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for both the three months ended March 31, 2022 and 2021 was $0.2 million.
Note 3. Inventories
Inventories at March 31, 2022 and December 31, 2021 were as follows (in millions):

	March 31, 2022	December 31, 2021
Raw materials and supplies	$219.9	$160.3
Work-in-process	919.2	829.6
Finished goods	112.9	121.8
Total inventories at current cost	1,252.0	1,111.7
Inventory valuation reserves	(63.0)	(65.4)
Total inventories, net	$1,189.0	$1,046.3
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at March 31, 2022 and December 31, 2021 was as follows (in millions):

	March 31, 2022	December 31, 2021
Land	$31.5	$34.4
Buildings	586.1	575.5
Equipment and leasehold improvements	2,798.6	2,870.2
	3,416.2	3,480.1
Accumulated depreciation and amortization	(1,913.6)	(1,951.6)
Total property, plant and equipment, net	$1,502.6	$1,528.5
The construction in progress portion of property, plant and equipment at March 31, 2022 was $225.8 million.

Note 5. Divestitures

As announced on March 3, 2022, ATI’s Board of Directors approved the divestiture of the Sheffield, UK operations, which includes facilities for melting and re-melting, machining and bar mill operations, and is part of the Specialty Materials business in the HPMC segment. As a result, the Company’s Sheffield, UK operations are classified as held for sale at March 31, 2022, and the terms of sale resulted in indicators of impairment in the long-lived assets of this disposal group. A $22.3 million long-lived asset impairment charge was recorded as part of the $25.1 million partial loss on sale of this business recorded in the first quarter 2022, which remains subject to UK government approval under the National Security and Investment Act 2021. This long-lived asset impairment charge was determined using the held for sale framework and represents Level 1 information in the fair value hierarchy. The loss on sale is reported in loss (gain) on asset sales and sales of businesses, net, on the consolidated statement of operations and is excluded from HPMC segment results.
The following are the assets and liabilities of the Sheffield, UK operations, subsequent to the impairment loss discussed above, classified as held for sale and reported as separate amounts on the consolidated balance sheet as of March 31, 2022.

(in millions)	March 31, 2022
Assets
Accounts receivable, net	$20.2
Inventories, net	38.6
Prepaid expenses and other current assets	0.1
Total current assets	58.9
Other assets	26.2
Total long-term assets	26.2
Total Assets	85.1

Liabilities
Accounts payable	17.6
Total current liabilities	17.6
Other long-term liabilities	1.5
Total Liabilities	19.1

Net assets held for sale	$66.0
ATI expects to recognize an additional pre-tax loss of approximately $110 million upon the completion of this sale, which is projected to be completed in the second quarter 2022. The expected loss includes approximately $55 million related to the UK defined benefit pension plan, of which $25 million is reported as a net pension asset but which is in a deficit funding position for UK statutory reporting purposes, and $30 million in accumulated other comprehensive loss on the consolidated ATI balance sheet. The expected loss also includes approximately $15 million of cumulative translation adjustment foreign exchange losses since ATI’s acquisition of these operations in 1998. In 2021, the Sheffield operations had external sales of $36 million, with over 80% of its sales to energy markets, primarily oil & gas, and had a net loss before tax of $9 million.
During the first quarter of 2022, the Company completed the sale of the small Pico Rivera, CA operations as part of the strategy to exit standard stainless products. The Company received cash proceeds of $6.2 million on the sale of these assets, which was primarily reported within operating activities on the consolidated statement of cash flows. The Company recognized a $6.8 million pretax gain on sale, including de-recognizing certain lease liabilities, in the first quarter of 2022, which is reported in loss (gain) on asset sales and sales of businesses, net, on the consolidated statement of operations and is excluded from AA&S segment results.

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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of March 31, 2022 were $45.6 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners, and in the first quarter of 2022 the Company received $0.9 million from sales of noncontrolling interests to its joint venture partner, which is reported as a financing activity on the consolidated statements of cash flows. Cash and cash equivalents held by this joint venture as of March 31, 2022 were $2.3 million.

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

In March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the U.S. Department of Commerce in the second quarter of 2020, and the 25% tariff remains in place. In April 2022, ATI and A&T Stainless entered into a settlement agreement with the U.S. pursuant to which the U.S., without admitting liability, agreed to refund a substantial portion of the Section 232 tariffs previously paid by A&T Stainless. As a result of the settlement agreement, A&T Stainless will receive tariff refunds of approximately $17.8 million plus accrued interest, which will be recognized as income by the joint venture in the second quarter of 2022.

Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in the third quarter of 2020. ATI’s share of A&T Stainless results was losses of $0.3 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, which is included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results.

As of March 31, 2022 and December 31, 2021, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $2.5 million and $2.9 million, respectively. For the March 31, 2022 balance of net receivables, $0.7 million was reported in prepaid expenses and other current assets and $1.8 million in other long-term assets on the consolidated balance sheet, while for December 31, 2021, $0.7 million was reported in prepaid expenses and other current assets and $2.2 million in other long-term assets. In addition, ATI evaluated the collectability of its remaining $5.5 million receivable from Tsingshan, which is reported in other long-term assets on the consolidated balance sheet, and concluded that no impairment or loss in expected value exists at this time.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.7 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.

On March 9, 2022, the Company announced the termination of Uniti, LLC. The joint venture is expected to wind up no later than year-end 2022. No impairments were recorded as a result of the decision to terminate the Uniti joint venture.
Note 7. Supplemental Financial Statement Information
Other income (expense), net for the three months ended March 31, 2022 and 2021 was as follows:

(in millions)	Three months ended March 31,
	2022	2021
Rent and royalty income	$0.7	$0.3
Gains from disposal of property, plant and equipment, net	—	1.2
Net equity income (loss) on joint ventures (See Note 6)	0.4	—
Litigation reserve (see Note 16)	(8.6)	—
Total other income (expense), net	$(7.5)	$1.5
Restructuring
Restructuring charges for the first quarter ended March 31, 2022 were a credit of $1.1 million for a reduction in severance-related reserves related to approximately 20 employees based on changes in planned operating rates and revised workforce reduction estimates. This amount was presented as a restructuring credit in the consolidated statements of operations and is excluded from segment EBITDA.
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2021	$17.7
Adjustments	(1.1)
Payments	(1.2)
Balance at March 31, 2022	$15.4
The $15.4 million restructuring reserve balance at March 31, 2022 includes $9.1 million recorded in other current liabilities and $6.3 million recorded in other long-term liabilities on the consolidated balance sheet.

Note 8. Debt
Debt at March 31, 2022 and December 31, 2021 was as follows (in millions):

	March 31, 2022	December 31, 2021
Allegheny Technologies 5.875% Notes due 2027	350.0	350.0
Allegheny Technologies 5.125% Notes due 2031	350.0	350.0
Allegheny Technologies 4.875% Notes due 2029	325.0	325.0
Allegheny Technologies 3.5% Convertible Senior Notes due 2025	291.4	291.4
Allegheny Technologies 4.75% Convertible Senior Notes due 2022	84.2	84.2
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
Term Loan due 2024	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	12.7	27.4
Finance leases and other	80.7	85.7
Debt issuance costs	(19.9)	(20.8)
Debt	1,824.1	1,842.9
Short-term debt and current portion of long-term debt	116.7	131.3
Long-term debt	$1,707.4	$1,711.6

(a) The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.
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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. The Company does not meet this fixed charge coverage ratio at March 31, 2022. As a result, the Company is unable to access 12.5%, or $87.5 million, of the ABL facility until it meets the ratio. Additionally, the Company must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 4.75% Convertible Notes due 2022. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of March 31, 2022, there were no outstanding borrowings under the revolving portion of the ABL facility, and $40.8 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL facility during the first quarters of 2022 or 2021. The Company also has foreign credit facilities, primarily in China, that total $65 million based on March 31, 2022 foreign exchange rates, under which $12.7 million and $27.4 million was drawn as of March 31, 2022 and December 31, 2021, respectively.

2025 Convertible Notes

As of March 31, 2022, the Company had $291.4 million aggregate principal amount of 2025 Convertible Notes outstanding, which mature on December 15, 2025. As of March 31, 2022, the fair value of the 2025 Convertible Notes is $550 million based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the quarters ended March 31, 2022 and 2021, respectively. Remaining deferred issuance costs were $6.1 million and $6.5 million at March 31, 2022 and December 31, 2021, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Three months ended March 31,
(in millions)	2022	2021
Contractual coupon rate	$2.5	$2.5
Amortization of debt issuance costs	0.4	0.4
Total interest expense	$2.9	$2.9

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
2022 Convertible Notes

As of March 31, 2022, the Company had outstanding $84.2 million aggregate principal amount of the 2022 Convertible Notes, which mature on July 1, 2022. As of March 31, 2022, the fair value of the 2022 Convertible Notes is $160 million based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. Interest on the 2022 Convertible Notes at the 4.75% cash coupon rate is payable semi-annually in arrears on each January 1 and July 1. Including amortization of deferred issuance costs, the effective interest rate is 5.4% for the three months ended March 31, 2022 and 2021. Remaining deferred issuance costs were $0.1 million and $0.3 million at March 31, 2022 and December 31, 2021, respectively. Interest expense on the 2022 Convertible Notes was as follows:

	Three months ended March 31,
(in millions)	2022	2021
Contractual coupon rate	$1.0	$1.0
Amortization of debt issuance costs	0.1	0.1
Total interest expense	$1.1	$1.1

The Company does not have the right to redeem the 2022 Convertible Notes prior to their stated maturity date. Holders of the 2022 Convertible Notes have the option to convert their notes into shares of the Company’s common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date (July 1, 2022). The initial conversion rate for the remaining $84.2 million of 2022 Convertible Notes is 69.2042 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Notes (5.8 million shares), equivalent to a conversion price of $14.45 per share, subject to adjustment in certain events. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock, and no cash payment or additional shares will be paid to a converting holder for any accrued and upaid interest.

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2022, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 12 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 20% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At March 31, 2022, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At March 31, 2022, the Company hedged approximately 75% of its forecasted domestic requirements for natural gas for the remainder of 2022, approximately 50% for 2023 and approximately 15% for 2024.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2022, the Company had no significant outstanding foreign currency forward contracts.
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

(In millions) Asset derivatives	Balance sheet location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other current assets	$0.1	$—
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	—
Nickel and other raw material contracts	Prepaid expenses and other current assets	28.0	5.0
Natural gas contracts	Prepaid expenses and other current assets	10.0	2.0
Interest rate swap	Other assets	0.5	—
Nickel and other raw material contracts	Other assets	1.0	0.1
Natural gas contracts	Other assets	1.7	0.5
Total derivatives designated as hedging instruments		$41.5	$7.6
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$0.3	$0.9
Natural gas contracts	Other current liabilities	—	0.7
Nickel and other raw material contracts	Other current liabilities	16.7	0.2
Interest rate swap	Other long-term liabilities	—	0.7
Natural gas contracts	Other long-term liabilities	0.1	0.2
Total derivatives designated as hedging instruments		$17.1	$2.7
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of March 31, 2022. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at March 31, 2022, a pre-tax gain of $21.3 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2022 and 2021 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended March 31,		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Nickel and other raw material contracts	$8.0	$(0.6)	$2.4	$1.5
Natural gas contracts	9.3	0.4	1.6	—
Foreign exchange contracts	0.1	0.1	—	—
Interest rate swap	1.3	0.4	(0.2)	(0.2)
Total	$18.7	$0.3	$3.8	$1.3

(a)The gains (losses) reclassified from accumulated OCI into income related to the derivatives, with the exception of the interest rate swap, are presented in sales and cost of sales in the same period or periods in which the hedged item affects earnings. The gains (losses) reclassified from accumulated OCI into income on the interest rate swap are presented in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2022 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$316.7	$316.7	$316.7	$—
Derivative financial instruments:
Assets	41.5	41.5	—	41.5
Liabilities	17.1	17.1	—	17.1
Debt (a)	1,844.0	2,148.3	1,854.9	293.4
The estimated fair value of financial instruments at December 31, 2021 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$687.7	$687.7	$687.7	$—
Derivative financial instruments:
Assets	7.6	7.6	—	7.6
Liabilities	2.7	2.7	—	2.7
Debt (a)	1,863.7	2,003.2	1,690.1	313.1
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
Note 11. Business Segments
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). The measure of segment EBITDA categorically excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended March 31,
	2022	2021
Total sales:
High Performance Materials & Components	$380.8	$265.2
Advanced Alloys & Solutions	535.6	476.0
	916.4	741.2
Intersegment sales:
High Performance Materials & Components	39.2	24.3
Advanced Alloys & Solutions	43.1	24.4
	82.3	48.7
Sales to external customers:
High Performance Materials & Components	341.6	240.9
Advanced Alloys & Solutions	492.5	451.6
	$834.1	$692.5

	Three months ended March 31,
	2022	2021
EBITDA:
High Performance Materials & Components	$68.1	$24.6
Advanced Alloys & Solutions	75.3	49.7
Total segment EBITDA	143.4	74.3
Corporate expenses	(17.0)	(12.2)
Closed operations and other income (expense)	(1.4)	0.5
Depreciation & amortization (a)	(35.5)	(36.1)
Interest expense, net	(23.6)	(23.4)
Restructuring and other credits (charges)	(7.5)	—
Gain (loss) on asset sales and sales of businesses, net (See Note 5)	(18.3)	—
Income before income taxes	$40.1	$3.1

(a) The following is depreciation & amortization by each business segment:

	Three months ended March 31,
	2022	2021

High Performance Materials & Components	$17.9	$19.6
Advanced Alloys & Solutions	16.2	15.5
Other	1.4	1.0
	$35.5	$36.1
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic. First quarter 2022 results include $29 million related to this government sponsored COVID relief in segment EBITDA. HPMC segment results include $22 million for the Aviation Manufacturing Jobs Protection Program and employee retention credits, and AA&S segment results include $7 million in employee retention credits.
Corporate expenses in the first quarter of 2022 reflect business transformation initiatives and higher incentive compensation costs compared to the prior year period.
Restructuring and other charges for the first quarter of 2022 relate to an $8.6 million charge for a litigation reserve, partially offset by $1.1 million restructuring credit for a reduction in severance-related reserves. See Notes 16 and 7, respectively, for further explanation of these items.
Loss on asset sales and sales of businesses, net, for the first quarter of 2022 relate to a $25.1 million partial loss on the sale of the Company’s Sheffield, UK operations, partially offset by a $6.8 million gain from the sale of assets from the Pico Rivera, CA operations.
Note 12. Retirement Benefits
The Company has defined contribution retirement plans or defined benefit pension plans covering substantially all employees. Company contributions to defined contribution retirement plans are generally based on a percentage of eligible pay or based on hours worked. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The Company also sponsors several postretirement plans covering certain collectively-bargained salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. In most retiree health care plans, Company contributions towards premiums are capped based on the cost as of a certain date, thereby creating a defined contribution. All defined benefit pension and retiree health care plans are closed to new entrants.
For the three month periods ended March 31, 2022 and 2021, the components of pension and other postretirement benefit expense (income) for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Service cost - benefits earned during the year	$3.2	$3.8	$0.2	$0.3
Interest cost on benefits earned in prior years	17.8	17.1	2.0	2.1
Expected return on plan assets	(33.1)	(34.1)	—	—
Amortization of prior service cost (credit)	0.1	0.2	(0.3)	(0.7)
Amortization of net actuarial loss	16.0	18.9	3.3	3.3
Total retirement benefit expense	$4.0	$5.9	$5.2	$5.0

Note 13. Income Taxes

The provision for income taxes for the first quarters ended March 31, 2022 and 2021 was $4.9 million and $5.5 million, respectively. Tax expense in both periods is mainly attributable to the Company’s foreign operations. The tax expense for the first quarter of 2022 was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance, operations combined with the U.S. jurisdiction. The first quarter of 2021 utilized an annual effective tax rate calculation for its foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to its U.S. jurisdiction. Both calculations excluded the results related to the Company’s Sheffield, UK operations.

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
Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

(In millions, except per share amounts)	Three months ended March 31,
	2022	2021
Numerator:
Numerator for basic income (loss) per common share –
Net income (loss) attributable to ATI	$30.9	$(7.9)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	1.1	—
3.5% Convertible Senior Notes due 2025	2.9	—
Numerator for diluted income (loss) per common share –
Net income (loss) attributable to ATI after assumed conversions	$34.9	$(7.9)
Denominator:
Denominator for basic net income (loss) per common share – weighted average shares	126.4	126.8
Effect of dilutive securities:
Share-based compensation	1.8	—
4.75% Convertible Senior Notes due 2022	5.8	—
3.5% Convertible Senior Notes due 2025	18.8	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	152.8	126.8
Basic net income (loss) attributable to ATI per common share	$0.24	$(0.06)
Diluted net income (loss) attributable to ATI per common share	$0.23	$(0.06)
Common stock that would be issuable upon the assumed conversion of the 2022 Convertible Notes and the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three months ended March 31, 2022. There were 25.7 million anti-dilutive shares for the three months ended March 31, 2021.
On February 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $150 million of ATI stock. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and it may be modified, suspended, or terminated at any time by the Board of Directors without prior notice. In the first quarter of 2022, ATI used $89.9 million to repurchase 3.5 million shares of its common stock under this program.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three month period ended March 31, 2022 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2021		$(947.7)		$(64.9)		$5.1		$15.8	$(991.7)
OCI before reclassifications		—		(7.5)		18.7		—	11.2
Amounts reclassified from AOCI	(a)	14.5	(b)	—	(c)	(3.8)	(d)	9.3	20.0
Net current-period OCI		14.5		(7.5)		14.9		9.3	31.2
Balance, March 31, 2022		$(933.2)		$(72.4)		$20.0		$25.1	$(960.5)
Attributable to noncontrolling interests:
Balance, December 31, 2021		$—		$26.0		$—		$—	$26.0
OCI before reclassifications		—		0.7		—		—	0.7
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		0.7		—		—	0.7
Balance, March 31, 2022		$—		$26.7		$—		$—	$26.7

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended March 31, 2021 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2020		$(1,119.9)		$(55.5)		$2.1		$(50.3)	$(1,223.6)
OCI before reclassifications		—		(5.4)		0.3		—	(5.1)
Amounts reclassified from AOCI	(a)	16.5	(b)	—	(c)	(1.3)	(d)	4.9	20.1
Net current-period OCI		16.5		(5.4)		(1.0)		4.9	15.0
Balance, March 31, 2021		$(1,103.4)		$(60.9)		$1.1		$(45.4)	$(1,208.6)
Attributable to noncontrolling interests:
Balance, December 31, 2020		$—		$21.2		$—		$—	$21.2
OCI before reclassifications		—		0.6		—		—	0.6
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		0.6		—		—	$0.6
Balance, March 31, 2021		$—		$21.8		$—		$—	$21.8

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).
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
Reclassifications out of AOCI for the three month periods ended March 31, 2022 and 2021 were as follows:

	Amounts reclassified to AOCI
Details about AOCI Components (In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.2	$0.5	(a)
Actuarial losses	(19.3)	(22.2)	(a)
	(19.1)	(21.7)	(c)	Total before tax
	(4.6)	(5.2)		Tax expense (benefit) (d)
	$(14.5)	$(16.5)		Net of tax
Derivatives
Nickel and other raw material contracts	$3.2	$2.0	(b)
Natural gas contracts	2.1	—	(b)
Foreign exchange contracts	—	—	(b)
Interest rate swap	(0.3)	(0.3)	(b)
	5.0	1.7	(c)	Total before tax
	1.2	0.4		Tax expense (benefit) (d)
	$3.8	$1.3		Net of tax

(a)Amounts are reported in nonoperating retirement benefit expense (see Note 12).
(b)Amounts related to derivatives, with the exception of the interest rate swap, are included in sales or cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the interest rate swap are included in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings (see Note 9).
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
At March 31, 2022, the Company’s reserves for environmental remediation obligations totaled approximately $13 million, of which $5 million was included in other current liabilities. The reserve includes estimated probable future costs of $4 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $2 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $15 million. Future investigation or remediation activities may result in the discovery of additional hazardous materials or potentially higher levels of contamination than discovered during prior investigation, and may impact costs associated with the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations and cash flows.
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
ATI Titanium LLC (ATI Titanium), a subsidiary of Allegheny Technologies Incorporated, is party to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. After the conclusion of discovery, Allegheny Technologies Incorporated filed a motion for summary judgment. On August 17, 2021, the court granted the motion, and entered summary judgment in favor of Allegheny Technologies Incorporated finding that it is not the alter ego of ATI Titanium and that it did not breach any obligations allegedly owed to USM. A trial date has been set for October 11, 2022. Following a failed mediation in March 2022, ATI Titanium recorded an $8.6 million litigation reserve on this matter in the first quarter of 2022. While ATI Titanium intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing over 40% of total sales, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, downstream processing, and specialty energy, as well as the medical and electronics markets. In aggregate, these markets represent nearly 75% of our 2022 revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in next-generation jet engines and 3D-printed aerospace products.
First quarter 2022 sales increased 20% to $834.1 million, compared to sales of $692.5 million for the first quarter of 2021. Our gross profit for the first quarter of 2022 was $169.4 million, or 20.3% of sales, a $83.6 million, or 790 basis point, increase, compared to the first quarter 2021, as our key end-markets continue to show sustained recovery. Operating income of $77.0 million for the first quarter of 2022 more than doubled compared to the first quarter of 2021, at 9.2% of sales. Results for the first quarter 2022 include $28.7 million of benefits related to U.S. government-sponsored COVID-19 relief, including the Aviation Manufacturing Jobs Protection (AMJP) Program and employee retention credits.

First quarter 2022 results include a $25.1 million partial loss on the pending sale of the Sheffield, UK operations, primarily related to its long-lived assets, as required under U.S. GAAP. As previously announced on March 3, 2022, ATI’s Board of Directors approved the sale of this business, subject to customary closing conditions and regulatory approvals, which remain in process. We expect to recognize an additional loss of approximately $110 million when the sale process is completed, primarily relating to a UK defined benefit pension plan and cumulative foreign currency translation losses. The remaining assets and liabilities of this business are classified as held-for-sale as of March 31, 2022, and the loss is reported in loss (gain) on asset sales and sales of businesses, net. Loss (gain) on asset sales and sales of businesses, net also included a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations as part of the strategy to exit standard stainless products. Other nonoperating income (expense) includes an $8.6 million charge for a litigation reserve.
Our pretax income was $40.1 million in the first quarter of 2022, compared to $3.1 million in the prior year period. Income tax expense was $4.9 million and $5.5 million in the first quarters of 2022 and 2021, respectively, primarily related to our Asian precision rolled strip business. ATI continues to maintain a valuation allowance on its U.S. deferred tax assets. Net income attributable to ATI was $30.9 million, or $0.23 per share, in the first quarter of 2022, compared to a net loss attributable to ATI of $7.9 million, or ($0.06) per share, for the first quarter of 2021.
Adjusted EBITDA was $125.0 million, or 15.0% of sales, for the first quarter 2022, and $62.6 million, or 9.0% of sales, for the prior year first quarter. EBITDA and Adjusted EBITDA are measures utilized by ATI that we believe are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We categorically define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We categorically define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring charges/credits, strike related costs, long-lived asset impairments and other postretirement/pension curtailment and settlement gains and losses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Liquidity and Financial Condition section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.
Our first quarter 2022 results reflect the ongoing recovery across many of our key end markets, most notably jet engine materials and components, compared to the prior year period. Results in the first quarter 2022 include $28.7 million of benefits from management actions to access available grants and other forms of COVID-19 relief available from previously-enacted U.S. legislation. These benefits included $11.2 million of a $22.4 million grant under the AMJP for our operations in the HPMC segment, which helps fund ongoing wage and benefit costs for a six-month period through May 2022, and $17.5 million in employee retention credits applicable across all of ATI’s domestic operations, largely for preserving jobs throughout the global pandemic-related economic downturn. Additionally, our strategic transformation efforts within the AA&S segment to eliminate production of lower-margin standard stainless sheet products in the SRP business is nearly complete.
Compared to the first quarter 2021, sales increased 42% in the HPMC business segment and 9% in the AA&S business segment. In aggregate, ATI’s aerospace & defense markets sales increased 44% to $367 million in the first quarter 2022, compared to $254 million the first quarter 2021. In HPMC, first quarter 2022 sales to the commercial jet engine market increased 77% and energy market sales increased 54%.

Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues for the three month periods ended March 31, 2022 and 2021 were as follows:

	Three months ended		Three months ended
Markets	March 31, 2022		March 31, 2021
Aerospace & Defense:
Jet Engines- Commercial	$196.6	24%	$106.1	15%
Airframes- Commercial	93.7	11%	58.2	9%
Defense	76.5	9%	89.9	13%
Total Aerospace & Defense	$366.8	44%	$254.2	37%
Energy:
Oil & Gas	103.1	12%	82.5	12%
Specialty Energy	56.6	7%	66.6	10%
Total Energy	159.7	19%	149.1	22%
Automotive	91.0	11%	91.5	13%
Construction/Mining	52.0	6%	42.5	6%
Electronics	51.6	6%	55.6	8%
Medical	36.2	5%	29.0	4%
Food Equipment & Appliances	34.0	4%	35.4	5%
Other	42.8	5%	35.2	5%
Total	$834.1	100%	$692.5	100%
For the first quarter 2022, international sales of $356 million, or 43% of total sales, increased from $293 million, or 42% of total sales, in the first quarter 2021. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.
Comparative information for our major products based on their percentages of revenues are shown below. We have nearly completed our previously-announced exit from standard stainless products, and therefore no longer present these sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Three months ended March 31,
	2021	2020
Nickel-based alloys and specialty alloys	50%	43%
Precision rolled strip products	17%	20%
Precision forgings, castings and components	15%	15%
Titanium and titanium-based alloys	10%	12%
Zirconium and related alloys	8%	10%
Total	100%	100%

Segment EBITDA for the first quarter 2022 was $143.4 million, or 17.2% of sales, compared to segment EBITDA of $74.3 million, or 10.7% of sales, for the first quarter of 2021. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, categorically excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Results on our management basis of reporting were as follows (in millions):

	Three months ended March 31,
	2022	2021
Sales:
High Performance Materials & Components	$341.6	$240.9
Advanced Alloys & Solutions	492.5	451.6
Total external sales	$834.1	$692.5

EBITDA:
High Performance Materials & Components	$68.1	$24.6
% of Sales	19.9%	10.2%
Advanced Alloys & Solutions	75.3	49.7
% of Sales	15.3%	11.0%
Total segment EBITDA	$143.4	$74.3
% of Sales	17.2%	10.7%

Corporate expenses	(17.0)	(12.2)
Closed operations and other income (expense)	(1.4)	0.5
ATI Adjusted EBITDA	125.0	62.6

Depreciation & amortization	(35.5)	(36.1)
Interest expense, net	(23.6)	(23.4)
Restructuring and other credits (charges)	(7.5)	—
Gain (loss) on asset sales and sales of businesses, net	(18.3)	—
Income before income taxes	40.1	3.1
Income tax provision	4.9	5.5
Net income (loss)	35.2	(2.4)
Less: Net income attributable to noncontrolling interests	4.3	5.5
Net income (loss) attributable to ATI	$30.9	$(7.9)
As part of managing the performance of our business, we focus on controlling Managed Working Capital, which we define as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. We exclude the effects of inventory valuation reserves and reserves for uncollectible accounts receivable when computing this non-GAAP performance measure, which is not intended to replace Working Capital or to be used as a measure of liquidity. We assess Managed Working Capital performance as a percentage of the prior three months annualized sales to evaluate the asset intensity of our business. At March 31, 2022, Managed Working Capital increased as a percentage of annualized total ATI sales to 41.3% compared to 37.5% at December 31, 2021, primarily due to higher accounts receivable and inventory balances. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 10% as of March 31, 2022 compared to year end 2021, primarily due to increased foreign sales that generally have a longer collection cycle. Gross inventory turns improved by 9% as of March 31, 2022 compared to year end 2021, as an improvement in the pace of inventory flow across our operations helped offset higher overall inventory levels due to both rising raw material values and management actions to secure adequate supplies of key raw materials in response to supply chain uncertainties.

The computations of Managed Working Capital at March 31, 2022 and December 31, 2021, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows. The March 31, 2022 amounts included managed working capital balances held for sale for our Sheffield, UK operations.

	March 31,	December 31,
(In millions)	2022	2021
Accounts receivable	$558.0	$470.0
Short-term contract assets	50.8	53.9
Inventory	1,189.0	1,046.3
Accounts payable	(396.1)	(375.5)
Short-term contract liabilities	(133.3)	(116.2)
Subtotal	1,268.4	1,078.5
Allowance for doubtful accounts	4.0	3.8
Inventory valuation reserves	63.0	65.4
Net managed working capital held for sale	41.9	—
Managed working capital	$1,377.3	$1,147.7
Annualized prior 3 months sales	$3,336.4	$3,061.5
Managed working capital as a % of annualized sales	41.3%	37.5%
Business Segment Results
High Performance Materials & Components Segment
First quarter 2022 sales were $341.6 million, increasing 42% compared to the first quarter 2021, reflecting higher sales across nearly all end markets, led by commercial jet engines. Sales to the commercial aerospace market increased 77%, reflecting an 87% increase in commercial jet engines, while defense sales declined 28% based on the timing of orders for the next phase of several defense programs. Sales to the energy markets increased 54% with growth in materials for both oil & gas and specialty energy applications.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2022 and 2021 is as follows:

	Three months ended		Three months ended
Markets	March 31, 2022		March 31, 2021
Aerospace & Defense:
Jet Engines- Commercial	$179.0	52%	$95.9	40%
Airframes- Commercial	37.2	11%	26.5	11%
Defense	41.4	12%	57.4	24%
Total Aerospace & Defense	257.6	75%	179.8	75%
Energy:
Oil & Gas	17.1	5%	8.3	3%
Specialty Energy	30.1	9%	22.2	9%
Total Energy	47.2	14%	30.5	12%
Medical	13.2	4%	11.2	5%
Construction/Mining	8.4	3%	5.1	2%
Other	15.2	4%	14.3	6%
Total	$341.6	100%	$240.9	100%

International sales represented 54% of total segment sales for the first quarter 2022, compared to 47% for the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended March 31, 2022 and 2021, is as follows:

	Three months ended March 31,
	2022	2021
Nickel-based alloys and specialty alloys	48%	36%
Precision forgings, castings and components	36%	43%
Titanium and titanium-based alloys	16%	21%
Total	100%	100%
Segment EBITDA in the first quarter 2022 increased to $68.1 million, or 19.9% of total sales, compared to $24.6 million, or 10.2% of total sales, for the first quarter 2021. Results in the first quarter 2022 include $21.9 million of benefits from the Aviation Manufacturing Jobs Protection program and employee retention credits, partially offset by labor and other costs related to ramp readiness. Rapidly rising raw material costs outpaced index pricing mechanisms for mill products in the first quarter of 2022, resulting in margin compression compared to the prior year period.
HPMC first quarter results reflect an ongoing recovery with improvements in many of our key end markets, most notably jet engine materials and components and specialty energy applications, as well as the continued benefits from our aggressive 2020 cost cutting actions and recent share gains. Looking ahead to the remainder of 2022, we anticipate sequential revenue growth primarily driven by the ongoing commercial aerospace rebound. Worldwide economic recovery is increasing the demand for travel and efficient energy, which benefits ATI, and we are well positioned to capture this growth in the future. Commercial aerospace continues to expand across our product portfolio, with stronger demand for both jet engine mill products and forgings, bolstered by our recent share gains. Demand for our commercial airframe long-form products in the HPMC segment is projected to increase over the longer-term due in part to the reordering of the commercial aerospace supply chain in response to the Russia/Ukraine conflict. While availability of raw material inputs for our melting processes remains adequate during the ongoing Russia/Ukraine conflict, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.
Advanced Alloys & Solutions Segment
First quarter 2022 sales were $492.5 million, increasing 9% compared to the first quarter of 2021. Sales to the aerospace & defense markets increased nearly 50% due to a significant increase in commercial airframe demand for various flat-rolled product forms resulting from recent share gains. Sales to the energy markets were 5% below the prior year quarter due to lower demand for specialty energy applications. Increased sales prices, resulting from higher base prices and elevated raw material pass-through mechanisms, also drove revenue increases compared to the prior year period and help to offset inflationary impacts.

Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2022 and 2021 is as follows:

	Three months ended		Three months ended
Markets	March 31, 2022		March 31, 2021
Energy:
Oil & Gas	$86.0	18%	$74.2	16%
Specialty Energy	26.5	5%	44.4	10%
Total Energy	112.5	23%	118.6	26%
Aerospace & Defense:
Jet Engines- Commercial	17.6	4%	10.2	3%
Airframes- Commercial	56.5	11%	31.7	7%
Defense	35.1	7%	32.5	7%
Total Aerospace & Defense	109.2	22%	74.4	17%
Automotive	88.1	18%	89.5	20%
Electronics	51.1	10%	55.3	12%
Construction/Mining	43.6	9%	37.4	8%
Food Equipment & Appliances	34.0	7%	35.4	8%
Other	54.0	11%	41.0	9%
Total	$492.5	100%	$451.6	100%

International sales represented 35% of total segment sales for the first quarter 2022, compared to 40% in the prior year’s first quarter. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended March 31, 2022 and 2021, are presented in the following table. We have nearly completed our previously-announced exit from standard stainless products, and therefore no longer present these sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. HRPF conversion service sales are excluded from this presentation.

	Three months ended March 31,
	2022	2021
Nickel-based alloys and specialty alloys	52%	47%
Precision rolled strip products	29%	31%
Zirconium and related alloys	14%	15%
Titanium and titanium-based alloys	5%	7%
Total	100%	100%
Segment EBITDA was $75.3 million, or 15.3% of sales, for the first quarter 2022, compared to segment EBITDA of $49.7 million, or 11.0% of sales, for the first quarter 2021. Compared to the prior year period, results reflect a stronger product mix of nickel-alloy mill products as our exit of standard stainless products nears completion. Sales of exotic materials from our Specialty Alloys & Components business also drove AA&S segment margin growth. First quarter 2022 segment EBITDA includes $6.8 million of employee retention credits, partially offset by labor and other costs related to ramp readiness.
We expect AA&S sales to increase throughout the year based on strong end-market demand. Demand for our commercial airframe flat-form products in the AA&S segment is projected to increase over the longer-term due in part to the reordering of the commercial aerospace supply chain in response to the Russia/Ukraine conflict. While availability of raw materials for our melting processes remains adequate during the ongoing Russia/Ukraine conflict, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.
Corporate Items
Corporate expenses for the first quarter of 2022 were $17.0 million, compared to $12.2 million for the first quarter 2021. The current year first quarter increase reflects business transformation initiatives and higher incentive compensation costs compared to the prior year period.
Closed operations and other expense for the first quarter 2022 was $1.4 million, compared to income of $0.5 million for the first quarter 2021. Closed operations and other expense in the first quarter of 2022 is largely due to costs at closed facilities, including insurance costs and real estate and other facility costs, partially offset by changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation.
The following is depreciation & amortization by each business segment:

	Three months ended March 31,
	2022	2021

High Performance Materials & Components	$17.9	$19.6
Advanced Alloys & Solutions	16.2	15.5
Other	1.4	1.0
	$35.5	$36.1
Interest expense, net of interest income, in the first quarter 2022 was $23.6 million, consistent with the first quarter 2021. Capitalized interest reduced interest expense by $0.2 million in the first quarter 2022 and $1.3 million in the first quarter 2021.
Restructuring and other charges for the quarter ended March 31, 2022 were $7.5 million, as an $8.6 million charge for a litigation reserve relating to our indefinitely idled Rowley, UT titanium sponge production facility was partially offset by a $1.1 million restructuring credit for a reduction in severance-related reserves related to approximately 20 employees based on changes in planned operating rates and revised workforce reduction estimates. These items were excluded from segment EBITDA. Cash payments associated with prior restructuring programs were $1.2 million in the first quarter of 2022. The majority of the $15.4 million of remaining reserves associated with these restructuring actions as of March 31, 2022 are expected to be paid within the next year.
Loss on asset sales and sales of businesses, net, for the first quarter of 2022 was $18.3 million, including a $25.1 million partial loss on the sale of the Company’s Sheffield, UK operations and a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations. These items are excluded from segment EBITDA.
Income Taxes
The provision for income taxes for the first quarters ended March 31, 2022 and 2021 was $4.9 million and $5.5 million, respectively. Tax expense in both periods is mainly attributable to the Company’s foreign operations. The tax expense for the first quarter of 2022 was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance, operations combined with the U.S. jurisdiction. The first quarter of 2021 utilized an annual effective tax rate calculation for its foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to its U.S. jurisdiction. Both calculations excluded the results related to the Company’s Sheffield, UK operations.
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
Liquidity and Financial Condition
We have an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The ABL facility, which matures in September 2024, includes a $500 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $200 million term loan (Term Loan). In addition, we have the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. We did not meet this fixed charge coverage ratio at March 31, 2022. As a result, we are unable to access 12.5%, or $87.5 million, of the ABL facility until we meet the ratio. Additionally, we must demonstrate minimum liquidity, as calculated in accordance with the terms of the ABL facility, during the 90-day period immediately preceding the stated maturity date of the 2022 Convertible Notes. As of March 31, 2022, there were no outstanding borrowings under the revolving portion of the ABL facility, and $40.8 million was utilized to support the issuance of letters of credit. At March 31, 2022, we had $317 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $370 million.
We have outstanding $84.2 million in aggregate principal amount of our 4.75% Convertible Senior Notes due 2022 (2022 Convertible Notes), which mature on July 1, 2022. The Company does not have the right to redeem the 2022 Convertible Notes prior to their stated maturity date. Holders of the 2022 Convertible Notes have the option to convert their notes into shares of ATI’s common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date, at a conversion rate equal to $14.45 per share, which is subject to adjustment in certain events. Other than receiving cash in lieu of fractional shares, holders do not have the right to receive cash instead of common stock upon settlement of a conversion.
On February 2, 2022, we announced that our Board of Directors authorized the repurchase of up to $150 million of ATI stock. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and it may be modified, suspended, or terminated at any time by the Board of Directors without prior notice. We repurchased 3.5 million shares of ATI stock for $89.9 million, or an average of $25.57 per share, in the first quarter of 2022 under this program. Among other impacts, the Company’s repurchases are expected to help mitigate dilution from the expected conversion to ATI stock of the 2022 Convertible Notes.

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
In managing our overall capital structure, we focus on the ratio of net debt to Adjusted EBITDA, which we use as a measure of our ability to repay our incurred debt. We define net debt as the total principal balance of our outstanding indebtedness excluding deferred financing costs, net of cash, at the balance sheet date. See the explanations above for our definitions of Adjusted EBITDA and EBITDA, which are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. GAAP. Our ratio of net debt to Adjusted EBITDA (Adjusted EBITDA Leverage Ratio) measures net debt at the balance sheet date to Adjusted EBITDA as calculated on the trailing twelve-month period from this balance sheet date.
Our Debt to Adjusted EBITDA Leverage Ratio improved in the first quarter of 2022 compared to year-end 2021, primarily as a result of higher earnings. Our Net Debt to Adjusted EBITDA Leverage ratio worsened in the first quarter of 2022 compared to year-end 2021, despite these higher earnings, due to the decreased cash balance. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Three months ended		Latest 12 months ended	Fiscal year ended
	March 31, 2022	March 31, 2021	March 31, 2022	December 31, 2021
Net income (loss) attributable to ATI	$30.9	$(7.9)	$0.6	$(38.2)
Net income attributable to noncontrolling interests	4.3	5.5	20.8	22.0
Net income (loss)	35.2	(2.4)	21.4	(16.2)
Interest expense	23.6	23.4	97.1	96.9
Depreciation and amortization	35.5	36.1	143.3	143.9
Income tax provision	4.9	5.5	26.2	26.8
Restructuring and other charges (credits)	7.5	—	(3.0)	(10.5)
Strike related costs	—	—	63.2	63.2
Retirement benefit settlement gain	—	—	(64.9)	(64.9)
Debt extinguishment charge	—	—	65.5	65.5
Loss (gain) on asset sales and sale of businesses, net	18.3	—	4.5	(13.8)
Adjusted EBITDA	$125.0	$62.6	$353.3	$290.9

Debt			$1,824.1	$1,842.9
Add: Debt issuance costs			19.9	20.8
Total debt			1,844.0	1,863.7
Less: Cash			(316.7)	(687.7)
Net debt			$1,527.3	$1,176.0

Total Debt to Adjusted EBITDA			5.22	6.41
Net Debt to Adjusted EBITDA			4.32	4.04
Cash Flow
For the three months ended March 31, 2022, cash used in operations was $217.2 million, primarily related to higher accounts receivable and inventory balances. Increased operating levels, higher sales including longer collection cycles, increased raw material values and strategic inventory purchase actions to ensure adequate raw material availability all contributed to these operating cash flow uses. Other significant 2022 operating cash flow items included the payment of 2021 annual incentive compensation. For the three months ended March 31, 2021, cash used in operations was $68.1 million, primarily due to higher accounts receivable and inventory balances related to increased business activity. Other significant 2021 operating cash flow items included $17.5 million in contributions to a U.S. defined benefit pension plan and the payment of 2020 annual incentive compensation, partially offset by receipt of an advance payment as part of a long-term supply agreement.
Cash used in investing activities was $24.2 million in the first three months of 2022, reflecting $26.0 million in capital expenditures primarily related to AA&S transformation projects and various HPMC growth projects. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.

Cash used in financing activities was $129.6 million in the first quarter of 2022 and consisted primarily of $89.9 million for the repurchase of 3.5 million shares of ATI stock under the $150 million repurchase program authorized by our Board of Directors on February 2, 2022, and a $16.0 million dividend payment to the 40% noncontrolling interest in our PRS joint venture in China.
At March 31, 2022, cash and cash equivalents on hand totaled $316.7 million, a decrease of $371.0 million from year end 2021. Cash and cash equivalents held by our foreign subsidiaries was $74.0 million at March 31, 2022, of which $45.6 million was held by the STAL joint venture.
Critical Accounting Policies
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
Our Sheffield, UK operations are held for sale at March 31, 2022, and the terms of sale resulted in indicators of impairment in the long-lived assets of this disposal group. A $22.3 million long-lived asset impairment charge was recorded in the first quarter 2022, reported as part of the $25.1 million partial loss on sale of this business, which remains subject to UK government approval under the National Security and Investment Act 2021. This long-lived asset impairment charge was determined using the held for sale framework and represents Level 1 information in the fair value hierarchy.
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At March 31, 2022, we had $227.2 million of goodwill on our consolidated balance sheet. All goodwill relates to reporting units in the HPMC segment.
Management concluded that, other than the Sheffield, UK business which is held for sale, none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at March 31, 2022.
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
Since the second quarter of 2020, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in the second quarter of 2020 on our U.S. Federal and state deferred tax assets. In 2021 and 2022, ATI continues to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $25.1 million of valuation allowances on amounts recorded in other comprehensive loss as of March 31, 2022.

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
Retirement Benefits
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. The estimated effect at the year-end 2021 valuation date of an increase in the discount rate by 0.50% would decrease pension liabilities by approximately $145 million. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are deferred and amortized over future periods in accordance with accounting standards.
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
Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals and changes in international trade duties and other aspects of international trade policy; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages; (h) the risks of business and economic disruption related to the currently ongoing COVID-19 pandemic and other health epidemics or outbreaks that may arise; and (i) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2021, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, was amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At March 31, 2022, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax gain of $0.3 million, comprised of $0.1 million in prepaid expenses and other current assets, $0.5 million in other long-term assets, and $0.3 million in other current liabilities on the balance sheet.
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
At March 31, 2022, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 75% of our forecasted domestic requirements for natural gas for the remainder of 2022, approximately 50% for 2023 and 15% for 2024 are hedged. At March 31, 2022, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax gain of $11.6 million, comprised of $10.0 million in prepaid expenses and other current assets, $1.7 million in other long-term assets, and $0.1 million in other long-term liabilities on the balance sheet. For the three months ended March 31, 2022, natural gas hedging activity decreased cost of sales of $2.1 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2021, we used approximately 60 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $60 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2022, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 12 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 20% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At March 31, 2022, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $12.3 million, comprised of $28.0 million in prepaid expense and other current assets, $1.0 million in other long-term assets on the balance sheet, and $16.7 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2022, we had no significant outstanding foreign currency forward contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2021, and addressed in Note 16 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
ATI Titanium LLC (ATI Titanium), a subsidiary of Allegheny Technologies Incorporated, is party to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add Allegheny Technologies Incorporated as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against Allegheny Technologies Incorporated, which the court denied on April 19, 2019. After the conclusion of discovery, Allegheny Technologies Incorporated filed a motion for summary judgment. On August 17, 2021, the court granted the motion, and entered summary judgment in favor of Allegheny Technologies Incorporated finding that it is not the alter ego of ATI Titanium and that it did not breach any obligations allegedly owed to USM. A trial date has been set for October 11, 2022. Following a failed mediation in March 2022, ATI Titanium recorded an $8.6 million litigation reserve on this matter in the first quarter of 2022. While ATI Titanium intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

Item 1A.	Risk Factors
The following is an update to, and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

Since February of 2022, Russia and Ukraine have been engaged in active armed conflict. The length, impact, and outcome of the ongoing conflict and its potential impact on our business is highly volatile and difficult to predict. It has and could continue to cause significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, and increases in cyberattacks and espionage.

Governments in the European Union, the United States, the United Kingdom and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In early March 2022, we announced plans to terminate our Uniti, LLC joint venture with Russian-based VSMPO-AVISMA (Verkhnaya Salda Metallurgical Production Association - Berezniki Titanium-Magnesium Works), the purpose of which was to market and sell a range of commercially pure titanium products. However, conditions in the Ukraine and/or existing or future sanctions may disrupt supplies or affect the prices of materials that are necessary to our operations. For example, we source both nickel and chromium from Russian sources that could be impacted. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions, or suffer harm to our reputation.

Further, the broader consequences of the current conflict between Russia and Ukraine may also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions; increased volatility in the price and demand of oil, natural gas and other commodities, increased exposure to cyberattacks; disruptions in global supply chains; and exposure to foreign currency fluctuations and potential constraints or disruption in the capital markets and our sources of liquidity.

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

Risk of Operational Disruption. In general throughout the pandemic, our facilities continued to operate with federal and state government approvals due to the qualification of our facilities as essential and critical. However, we have experienced and may again in the future experience the temporary shut down of facilities in response to employees being impacted by COVID-19 or changes in government policy. Currently, widespread and highly restrictive quarantine measures in Shanghai and other regions in China, and their associated supply chain and other impacts, are expected to impact that near-term results of our Chinese STAL joint venture. Although the joint venture has continued to operate throughout the current lockdown, it is subject to various supply chain and other constraints.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprised of shares repurchased by ATI under the $150 million repurchase program authorized by the Company’s Board of Directors on February 2, 2022 and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	128,933	$16.76	—	$—
February 1-28, 2022	935,956	$23.80	818,532	$130,557,271
March 1-31, 2022	2,696,398	$26.14	2,696,398	$60,076,705
Total	3,761,287	$25.23	3,514,930	$60,076,705
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.

Item 6.	Exhibits
(a) Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	May 4, 2022	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2022	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)