Form 10-Q
period 2022-06-30
ATI INC
filed 2022-08-04
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number 1-12001

 ATI Inc.
(Exact name of registrant as specified in its charter)

Delaware		25-1792394
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

2021 McKinney Avenue
Dallas,	Texas	75201
(Address of Principal Executive Offices)		(Zip Code)
(800) 289-7454
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10	ATI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 15, 2022, the registrant had outstanding 129,902,138 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$274.0	$687.7
Accounts receivable, net	627.1	470.0
Short-term contract assets	54.3	53.9
Inventories, net	1,270.9	1,046.3
Prepaid expenses and other current assets	85.4	48.8
Total Current Assets	2,311.7	2,306.7
Property, plant and equipment, net	1,491.3	1,528.5
Goodwill	227.2	227.9
Other assets	199.2	222.1
Total Assets	$4,229.4	$4,285.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$421.9	$375.5
Short-term contract liabilities	125.7	116.2
Short-term debt and current portion of long-term debt	32.6	131.3
Other current liabilities	219.7	233.4
Total Current Liabilities	799.9	856.4
Long-term debt	1,703.3	1,711.6
Accrued postretirement benefits	247.8	258.1
Pension liabilities	389.5	415.4
Other long-term liabilities	195.0	211.0
Total Liabilities	3,335.5	3,452.5
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-131,377,024 shares at June 30, 2022 and 127,484,902 shares at December 31, 2021; outstanding-129,902,138 shares at June 30, 2022 and 127,253,045 shares at December 31, 2021	13.1	12.7
Additional paid-in capital	1,656.6	1,596.7
Retained earnings	38.9	72.7
Treasury stock: 1,474,886 shares at June 30, 2022 and 231,857 shares at December 31, 2021	(36.8)	(4.8)
Accumulated other comprehensive loss, net of tax	(908.9)	(991.7)
Total ATI stockholders’ equity	762.9	685.6
Noncontrolling interests	131.0	147.1
Total Equity	893.9	832.7
Total Liabilities and Equity	$4,229.4	$4,285.2

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales	$959.5	$616.2	$1,793.6	$1,308.7

Cost of sales	784.2	573.5	1,448.9	1,180.2
Gross profit	175.3	42.7	344.7	128.5
Selling and administrative expenses	72.3	60.2	147.5	114.2
Restructuring credits	(1.3)	(6.2)	(2.4)	(6.2)
Loss on asset sales and sales of businesses, net	115.9	—	134.2	—
Operating income (loss)	(11.6)	(11.3)	65.4	20.5
Nonoperating retirement benefit expense	(6.6)	(6.8)	(12.4)	(13.6)
Interest expense, net	(23.4)	(23.7)	(47.0)	(47.1)
Other income, net	10.7	1.4	3.2	2.9
Income (loss) before income taxes	(30.9)	(40.4)	9.2	(37.3)
Income tax provision	3.4	4.0	8.3	9.5
Net income (loss)	(34.3)	(44.4)	0.9	(46.8)
Less: Net income attributable to noncontrolling interests	3.7	4.8	8.0	10.3
Net loss attributable to ATI	$(38.0)	$(49.2)	$(7.1)	$(57.1)

Basic net loss attributable to ATI per common share	$(0.31)	$(0.39)	$(0.06)	$(0.45)

Diluted net loss attributable to ATI per common share	$(0.31)	$(0.39)	$(0.06)	$(0.45)
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(34.3)	$(44.4)	$0.9	$(46.8)
Currency translation adjustment
Unrealized net change arising during the period	(22.4)	7.0	(29.2)	2.2
Reclassification adjustment included in net income (loss)	20.0	—	20.0	—
Total	(2.4)	7.0	(9.2)	2.2
Derivatives
Net derivatives gain on hedge transactions	16.1	7.0	40.7	7.4
Reclassification to net income (loss) of net realized gain	(20.4)	(1.5)	(25.4)	(3.2)
Income taxes on derivative transactions	—	—	—	—
Total	(4.3)	5.5	15.3	4.2
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	19.2	22.2	38.5	44.4
Prior service cost
Amortization to net income (loss) of net prior service credits	(0.1)	(0.5)	(0.3)	(1.0)
Settlement loss included in net income (loss)	29.5	—	29.5	—
Income taxes on postretirement benefit plans	—	—	—	—
Total	48.6	21.7	67.7	43.4
Other comprehensive income, net of tax	41.9	34.2	73.8	49.8
Comprehensive income (loss)	7.6	(10.2)	74.7	3.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6.0)	6.7	(1.0)	12.8
Comprehensive income (loss) attributable to ATI	$13.6	$(16.9)	$75.7	$(9.8)

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2022	2021
Operating Activities:
Net income (loss)	$0.9	$(46.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	71.5	72.4
Deferred taxes	(0.2)	1.0
Net gains from disposal of property, plant and equipment	(1.0)	(2.4)
Loss on sale of business	141.0	—
Changes in operating assets and liabilities:
Inventories	(265.9)	(61.9)
Accounts receivable	(173.3)	(16.4)
Accounts payable	62.6	(24.9)
Retirement benefits	1.0	(15.2)
Accrued liabilities and other	(59.0)	(8.4)
Cash used in operating activities	(222.4)	(102.6)
Investing Activities:
Purchases of property, plant and equipment	(54.8)	(61.4)
Proceeds from disposal of property, plant and equipment	1.0	2.7
Transaction costs from sales of businesses, net of proceeds	(2.8)	—
Other	0.9	(0.1)
Cash used in investing activities	(55.7)	(58.8)
Financing Activities:
Borrowings on long-term debt	—	0.7
Payments on long-term debt and finance leases	(11.6)	(7.1)
Net payments under credit facilities	(13.4)	(0.9)
Purchase of treasury stock	(89.9)	—
Sale of noncontrolling interests	0.9	—
Dividends paid to noncontrolling interests	(16.0)	—
Shares repurchased for income tax withholding on share-based compensation and other	(5.6)	(4.7)
Cash used in financing activities	(135.6)	(12.0)
Decrease in cash and cash equivalents	(413.7)	(173.4)
Cash and cash equivalents at beginning of period	687.7	645.9
Cash and cash equivalents at end of period	$274.0	$472.5
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, March 31, 2021	$12.7	$1,580.5	$103.0	$(4.7)	$(1,208.6)	$126.4	$609.3
Net income (loss)	—	—	(49.2)	—	—	4.8	(44.4)
Other comprehensive income	—	—	—	—	32.3	1.9	34.2
Employee stock plans	—	7.0	—	—	—	—	7.0
Balance, June 30, 2021	$12.7	$1,587.5	$53.8	$(4.7)	$(1,176.3)	$133.1	$606.1
Balance, March 31, 2022	$12.8	$1,602.5	$103.6	$(99.7)	$(960.5)	$137.0	$795.7
Net income (loss)	—	—	(38.0)	—	—	3.7	(34.3)
Other comprehensive income (loss)	—	—	—	—	51.6	(9.7)	41.9
Conversion of convertible notes	0.3	45.4	(26.7)	63.5	—	—	82.5
Employee stock plans	—	8.7	—	(0.6)	—	—	8.1
Balance, June 30, 2022	$13.1	$1,656.6	$38.9	$(36.8)	$(908.9)	$131.0	$893.9

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2020	$12.7	$1,625.5	$106.5	$—	$(1,223.6)	$120.3	$641.4
Net income (loss)	—	—	(57.1)	—	—	10.3	(46.8)
Other comprehensive income	—		—	—	47.3	2.5	49.8
Cumulative effect of adoption of new accounting standard	—	(49.8)	4.4	—	—	—	(45.4)
Employee stock plans	—	11.8	—	(4.7)	—	—	7.1
Balance, June 30, 2021	$12.7	$1,587.5	$53.8	$(4.7)	$(1,176.3)	$133.1	$606.1
Balance, December 31, 2021	$12.7	$1,596.7	$72.7	$(4.8)	$(991.7)	$147.1	$832.7
Net income (loss)	—	—	(7.1)	—	—	8.0	0.9
Other comprehensive income (loss)	—	—	—	—	82.8	(9.0)	73.8
Purchase of treasury stock	—	—	—	(89.9)	—	—	(89.9)
Conversion of convertible notes	0.3	45.4	(26.7)	63.5	—	—	82.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	0.9	0.9
Employee stock plans	0.1	14.5	—	(5.6)	—	—	9.0
Balance, June 30, 2022	$13.1	$1,656.6	$38.9	$(36.8)	$(908.9)	$131.0	$893.9

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1. Accounting Policies
The interim consolidated financial statements include the accounts of ATI Inc. and its subsidiaries. Unless the context requires otherwise, “ATI” and “the Company” refer to ATI Inc. and its subsidiaries.
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
Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the second quarters and six months ended June 30, 2022 and 2021 were as follows:

(in millions)	Second quarter ended
	June 30, 2022			June 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$231.4	$17.3	$248.7	$122.0	$7.6	$129.6
Airframes- Commercial	43.9	62.2	106.1	34.1	20.3	54.4
Defense	40.7	40.9	81.6	62.5	34.7	97.2
Total Aerospace & Defense	316.0	120.4	436.4	218.6	62.6	281.2
Energy:
Oil & Gas	8.1	117.1	125.2	10.3	45.8	56.1
Specialty Energy	31.5	43.6	75.1	38.3	23.9	62.2
Total Energy	39.6	160.7	200.3	48.6	69.7	118.3
Automotive	2.3	73.2	75.5	1.4	66.6	68.0
Food Equipment & Appliances	—	62.7	62.7	0.1	20.6	20.7
Electronics	0.7	48.7	49.4	0.2	43.1	43.3
Construction/Mining	7.9	32.0	39.9	6.1	15.8	21.9
Medical	16.8	22.7	39.5	14.6	17.4	32.0
Other	12.8	43.0	55.8	11.0	19.8	30.8
Total	$396.1	$563.4	$959.5	$300.6	$315.6	$616.2

(in millions)	Six months ended
	June 30, 2022			June 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$410.4	$34.9	$445.3	$217.9	$17.8	$235.7
Airframes- Commercial	81.1	118.7	199.8	60.6	52.0	112.6
Defense	82.1	76.0	158.1	119.9	67.2	187.1
Total Aerospace & Defense	573.6	229.6	803.2	398.4	137.0	535.4
Energy:
Oil & Gas	25.2	203.1	228.3	18.6	120.0	138.6
Specialty Energy	61.6	70.1	131.7	60.5	68.3	128.8
Total Energy	86.8	273.2	360.0	79.1	188.3	267.4
Automotive	5.2	161.3	166.5	3.4	156.1	159.5
Electronics	1.2	99.8	101.0	0.5	98.4	98.9
Food Equipment & Appliances	—	96.7	96.7	0.1	56.0	56.1
Construction/Mining	16.3	75.6	91.9	11.2	53.2	64.4
Medical	30.0	45.7	75.7	25.8	35.2	61.0
Other	24.6	74.0	98.6	23.0	43.0	66.0
Total	$737.7	$1,055.9	$1,793.6	$541.5	$767.2	$1,308.7

(in millions)	Second quarter ended
	June 30, 2022			June 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$179.8	$388.8	$568.6	$157.6	$172.1	$329.7
Europe	135.0	48.8	183.8	86.3	27.1	113.4
Asia	50.5	104.4	154.9	40.6	94.7	135.3
Canada	12.7	11.7	24.4	9.3	10.7	20.0
South America, Middle East and other	18.1	9.7	27.8	6.8	11.0	17.8
Total	$396.1	$563.4	$959.5	$300.6	$315.6	$616.2

(in millions)	Six months ended
	June 30, 2022			June 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$336.2	$710.1	$1,046.3	$285.9	$443.7	$729.6
Europe	256.3	87.4	343.7	165.4	61.1	226.5
Asia	94.7	219.5	314.2	60.7	217.3	278.0
Canada	23.0	20.4	43.4	17.5	19.8	37.3
South America, Middle East and other	27.5	18.5	46.0	12.0	25.3	37.3
Total	$737.7	$1,055.9	$1,793.6	$541.5	$767.2	$1,308.7

Comparative information of the Company’s major products based on their percentages of sales is included in the following table. The Company no longer reports standard stainless product sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Second quarter ended
	June 30, 2022			June 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	48%	55%	52%	45%	31%	38%
Precision forgings, castings and components	35%	—%	15%	36%	—%	18%
Precision rolled strip products	—%	24%	14%	—%	39%	19%
Titanium and titanium-based alloys	17%	6%	11%	19%	6%	13%
Zirconium and related alloys	—%	15%	8%	—%	24%	12%
Total	100%	100%	100%	100%	100%	100%

	Six months ended
	June 30, 2022			June 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	48%	54%	51%	41%	40%	41%
Precision rolled strip products	—%	26%	15%	—%	35%	20%
Precision forgings, castings and components	35%	—%	15%	39%	—%	17%
Titanium and titanium-based alloys	17%	6%	10%	20%	6%	12%
Zirconium and related alloys	—%	14%	9%	—%	19%	10%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $2.6 billion and $1.6 billion at June 30, 2022 and 2021, respectively. Due to the structure of the Company’s long-term agreements, approximately 80% of this backlog at June 30, 2022 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of June 30, 2022 and December 31, 2021, accounts receivable with customers were $631.0 million and $473.8 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the six months ended June 30, 2022 and 2021:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	June 30, 2022	June 30, 2021
Balance as of beginning of fiscal year	$3.8	$4.3
Expense to increase the reserve	0.4	—
Write-off of uncollectible accounts	(0.3)	(0.4)
Balance as of period end	$3.9	$3.9

(in millions)
Contract Assets
Short-term	June 30, 2022	June 30, 2021
Balance as of beginning of fiscal year	$53.9	$38.9
Recognized in current year	35.3	48.9
Reclassified to accounts receivable	(34.9)	(30.4)
Reclassification to/from long-term and contract liability	—	(5.1)
Balance as of period end	$54.3	$52.3

(in millions)
Contract Liabilities
Short-term	June 30, 2022	June 30, 2021
Balance as of beginning of fiscal year	$116.2	$111.8
Recognized in current year	59.6	77.9
Amounts in beginning balance reclassified to revenue	(54.4)	(63.9)
Current year amounts reclassified to revenue	(13.4)	(18.7)
Other	1.5	—
Reclassification to/from long-term and contract asset	16.2	(3.3)
Balance as of period end	$125.7	$103.8

Long-term	June 30, 2022	June 30, 2021
Balance as of beginning of fiscal year	$84.4	$32.0
Recognized in current year	7.5	41.0
Amounts in beginning balance reclassified to revenue	(0.5)	(0.5)
Current year amounts reclassified to revenue	—	—
Reclassification to/from short-term	(16.2)	(1.8)
Balance as of period end	$75.2	$70.7
Contract costs for obtaining and fulfilling a contract were $4.9 million and $5.2 million as of June 30, 2022 and December 31, 2021, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three and six months ended June 30, 2022 was $0.3 million and $0.5 million, respectively. Contract cost amortization for the three and six months ended June 30, 2021 was $0.3 million and $0.5 million, respectively.
Note 3. Inventories
Inventories at June 30, 2022 and December 31, 2021 were as follows (in millions):

	June 30, 2022	December 31, 2021
Raw materials and supplies	$235.8	$160.3
Work-in-process	988.4	829.6
Finished goods	117.1	121.8
Total inventories at current cost	1,341.3	1,111.7
Inventory valuation reserves	(70.4)	(65.4)
Total inventories, net	$1,270.9	$1,046.3
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at June 30, 2022 and December 31, 2021 was as follows (in millions):

	June 30, 2022	December 31, 2021
Land	$31.5	$34.4
Buildings	587.1	575.5
Equipment and leasehold improvements	2,808.5	2,870.2
	3,427.1	3,480.1
Accumulated depreciation and amortization	(1,935.8)	(1,951.6)
Total property, plant and equipment, net	$1,491.3	$1,528.5
The construction in progress portion of property, plant and equipment at June 30, 2022 was $227.2 million.

Note 5. Divestitures

As announced on March 3, 2022, ATI’s Board of Directors approved the divestiture of the Sheffield, UK operations, which included facilities for melting and re-melting, machining and bar mill operations, and was part of the Specialty Materials business in the HPMC segment. As a result, the Company’s Sheffield, UK operations were classified as held for sale at March 31, 2022, and the terms of sale resulted in indicators of impairment in the long-lived assets of this disposal group. A $22.3 million long-lived asset impairment charge was recorded as part of the $25.1 million partial loss on sale of this business recorded in the first quarter 2022. This long-lived asset impairment charge was determined using the held for sale framework and represents Level 1 information in the fair value hierarchy.

On May 12, 2022, the Company completed the sale of its Sheffield, UK operations and recognized an additional $115.9 million loss in the second quarter of 2022, bringing the total loss on sale to $141.0 million for the six months ended June 30, 2022. The loss on sale is reported in loss on asset sales and sales of businesses, net, on the consolidated statement of operations and is excluded from HPMC segment results. The loss includes $55.6 million related to the UK defined benefit pension plan, of which $26.1 million was reported as a net pension asset but which was in a deficit funding position for UK statutory reporting purposes, and $29.5 million in accumulated other comprehensive loss on the consolidated ATI balance sheet. The loss also includes $20.0 million of cumulative translation adjustment foreign exchange losses since ATI’s acquisition of these operations in 1998. The Company paid transaction costs, net of proceeds received, of $2.8 million in the second quarter of 2022, which is reported as an investing activity on the consolidated statement of cash flows, and expects to receive an additional approximately $3 million cash consideration on the sale of this business by the end of fiscal year 2022. In 2021, the Sheffield operations had external sales of $36 million, with over 80% of its sales to energy markets, primarily oil & gas, and had a net loss before tax of $9 million.
During the first quarter of 2022, the Company completed the sale of the small Pico Rivera, CA operations as part of the strategy to exit standard stainless products. The Company received cash proceeds of $6.2 million on the sale of these assets, which was primarily reported within operating activities on the consolidated statement of cash flows. The Company recognized a $6.8 million pretax gain on sale, including de-recognizing certain lease liabilities, in the first quarter of 2022, which is reported in loss on asset sales and sales of businesses, net, on the consolidated statement of operations and is excluded from AA&S segment results.
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of June 30, 2022 were $61.1 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners, and in the first quarter of 2022 the Company received $0.9 million from sales of noncontrolling interests to its joint venture partner, which is reported as a financing activity on the consolidated statements of cash flows. Cash and cash equivalents held by this joint venture as of June 30, 2022 were $1.8 million.

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

In March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the U.S. Department of Commerce in the second quarter of 2020, and the 25% tariff remains in place. Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in the third quarter of 2020. In April 2022, ATI and A&T Stainless entered into a settlement agreement with the U.S. pursuant to which the U.S., without admitting liability, agreed to refund a substantial portion of the Section 232 tariffs previously paid by A&T Stainless. As a result of the settlement agreement, A&T Stainless will receive tariff refunds and accrued interest of approximately $19.7 million, which was recognized as income by the joint venture in the second quarter of 2022. ATI’s share of A&T Stainless results was income of $9.5 million and $9.2 million for the three and six months ended June 30, 2022, respectively, which included ATI’s $9.9 million share of the tariff refund and accrued interest, and losses of $0.4 million and $0.9 million for the three and six months ended June 30, 2021, respectively, which is included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results.

As of June 30, 2022 and December 31, 2021, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $11.9 million and $2.9 million, respectively. For the June 30, 2022 balance of net receivables, $0.5 million was reported in prepaid expenses and other current assets and $11.4 million in other long-term assets on the consolidated balance sheet, while for December 31, 2021, $0.7 million was reported in prepaid expenses and other current assets and $2.2 million in other long-term assets. In addition, ATI evaluated the collectability of its remaining $5.5 million receivable from Tsingshan, which is reported in other long-term assets on the consolidated balance sheet, and concluded that no impairment or loss in expected value exists at this time.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.5 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2021, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.

On March 9, 2022, the Company announced the termination of Uniti, LLC. The joint venture is expected to be dissolved by December 31, 2022. No impairments were recorded as a result of the decision to terminate the Uniti joint venture.
Note 7. Supplemental Financial Statement Information
Other income (expense), net for the three months ended June 30, 2022 and 2021 was as follows:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Rent and royalty income	$0.5	$0.2	$1.2	$0.5
Gains from disposal of property, plant and equipment, net	0.2	1.2	0.2	2.4
Net equity income (loss) on joint ventures (See Note 6)	10.0	—	10.4	—
Litigation reserve (see Note 16)	—	—	(8.6)	—
Total other income, net	$10.7	$1.4	$3.2	$2.9

Restructuring
Restructuring charges for the second quarter and six months ended June 30, 2022 were a credit of $1.3 million and $2.4 million, respectively, for a reduction in severance-related reserves related to approximately 30 and 50 employees, respectively, based on changes in planned operating rates and revised workforce reduction estimates. Restructuring charges for the second quarter and six months ended June 30, 2021 were a net credit of $6.2 million, primarily related to $6.9 million for lowered severance-related reserves for approximately 200 employees based on changes in planned operating rates and revised workforce reduction estimates. This was offset by $0.7 million of other costs related to facility idlings. These amounts were presented as a restructuring charges/credit in the consolidated statements of operations and are excluded from segment EBITDA.
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2021	$17.7
Adjustments	(2.4)
Payments	(2.1)
Balance at June 30, 2022	$13.2
The $13.2 million restructuring reserve balance at June 30, 2022 includes $6.4 million recorded in other current liabilities and $6.8 million recorded in other long-term liabilities on the consolidated balance sheet.
Note 8. Debt
Debt at June 30, 2022 and December 31, 2021 was as follows (in millions):

	June 30, 2022	December 31, 2021
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ATI Inc. 3.5% Convertible Senior Notes due 2025	291.4	291.4
ATI Inc. 4.75% Convertible Senior Notes due 2022	—	84.2
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
Term Loan due 2024	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	12.7	27.4
Finance leases and other	75.7	85.7
Debt issuance costs	(18.9)	(20.8)
Debt	1,735.9	1,842.9
Short-term debt and current portion of long-term debt	32.6	131.3
Long-term debt	$1,703.3	$1,711.6

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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. The Company was in compliance with the fixed charge coverage ratio as of June 30, 2022. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $150 million or (b) 30% of the sum of the maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of June 30, 2022, there were no outstanding borrowings under the revolving portion of the ABL facility, and $40.8 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL facility during the first six months of 2022 or 2021. The Company also has foreign credit facilities, primarily in China, that total $62 million based on June 30, 2022 foreign exchange rates, under which $12.7 million and $27.4 million was drawn as of June 30, 2022 and December 31, 2021, respectively.
2025 Convertible Notes

As of June 30, 2022, the Company had $291.4 million aggregate principal amount of 2025 Convertible Notes outstanding, which mature on December 15, 2025. As of June 30, 2022 and December 31, 2021, the fair value of the 2025 Convertible Notes was $467 million and $379 million, respectively, based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the second quarters and six months ended June 30, 2022 and 2021. Remaining deferred issuance costs were $5.6 million and $6.5 million at June 30, 2022 and December 31, 2021, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Contractual coupon rate	$2.6	$2.5	$5.1	$5.1
Amortization of debt issuance costs	0.5	0.4	0.9	0.8
Total interest expense	$3.1	$2.9	$6.0	$5.9

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
2022 Convertible Notes

During the second quarter of 2022, $82.5 million of the 2022 Convertible Senior Notes were converted into 5.7 million shares of ATI common stock, with the remaining $1.7 million of outstanding principal balance paid in cash for notes that were not converted. The conversion rate for the 2022 Convertible Notes was 69.2042 shares of ATI common stock per $1,000 principal amount of the 2022 Convertible Notes, equivalent to a conversion price of $14.45 per share.

As of December 31, 2021, the fair value of the 2022 Convertible Notes was $102 million based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. Interest on the 2022 Convertible Notes at the 4.75% cash coupon rate was payable semi-annually in arrears on each January 1 and July 1. Including amortization of deferred issuance costs, the effective interest rate was 5.4% for the second quarters and six months ended June 30, 2022 and 2021. Remaining deferred issuance costs were $0.3 million at December 31, 2021. Interest expense on the 2022 Convertible Notes was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Contractual coupon rate	$1.0	$1.0	$2.0	$2.0
Amortization of debt issuance costs	0.2	0.1	0.3	0.2
Total interest expense	$1.2	$1.1	$2.3	$2.2
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2022, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 9 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 15% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At June 30, 2022, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At June 30, 2022, the Company hedged approximately 75% of its forecasted domestic requirements for natural gas for the remainder of 2022, approximately 50% for 2023 and approximately 15% for 2024.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2022, the Company had no significant outstanding foreign currency forward contracts.

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

(In millions) Asset derivatives	Balance sheet location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other current assets	$0.5	$—
Foreign exchange contracts	Prepaid expenses and other current assets	0.4	—
Nickel and other raw material contracts	Prepaid expenses and other current assets	12.7	5.0
Natural gas contracts	Prepaid expenses and other current assets	8.1	2.0
Interest rate swap	Other assets	0.3	—
Nickel and other raw material contracts	Other assets	0.2	0.1
Natural gas contracts	Other assets	2.2	0.5
Total derivatives designated as hedging instruments		$24.4	$7.6
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$—	$0.9
Natural gas contracts	Other current liabilities	—	0.7
Nickel and other raw material contracts	Other current liabilities	3.7	0.2
Interest rate swap	Other long-term liabilities	—	0.7
Natural gas contracts	Other long-term liabilities	—	0.2
Nickel and other raw material contracts	Other long-term liabilities	0.2	—
Total derivatives designated as hedging instruments		$3.9	$2.7
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of June 30, 2022. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at June 30, 2022, a pre-tax gain of $18.0 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2022 and 2021 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended June 30,		Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Nickel and other raw material contracts	$9.3	$3.4	$12.1	$1.1
Natural gas contracts	2.5	2.0	3.4	0.2
Foreign exchange contracts	0.3	—	0.1	—
Interest rate swap	0.2	(0.3)	(0.1)	(0.2)
Total	$12.3	$5.1	$15.5	$1.1

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Six months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Nickel and other raw material contracts	$17.3	$2.8	$14.5	$2.6
Natural gas contracts	11.8	2.4	5.0	0.2
Foreign exchange contracts	0.4	0.1	0.1	—
Interest rate swap	1.5	0.1	(0.3)	(0.4)
Total	$31.0	$5.4	$19.3	$2.4
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
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2022 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$274.0	$274.0	$274.0	$—
Derivative financial instruments:
Assets	24.4	24.4	—	24.4
Liabilities	3.9	3.9	—	3.9
Debt (a)	1,754.8	1,761.8	1,473.4	288.4

The estimated fair value of financial instruments at December 31, 2021 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$687.7	$687.7	$687.7	$—
Derivative financial instruments:
Assets	7.6	7.6	—	7.6
Liabilities	2.7	2.7	—	2.7
Debt (a)	1,863.7	2,003.2	1,690.1	313.1
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total sales:
High Performance Materials & Components	$439.8	$318.7	$820.6	$583.9
Advanced Alloys & Solutions	623.1	339.4	1,158.7	815.4
	1,062.9	658.1	1,979.3	1,399.3
Intersegment sales:
High Performance Materials & Components	43.7	18.1	82.9	42.4
Advanced Alloys & Solutions	59.7	23.8	102.8	48.2
	103.4	41.9	185.7	90.6
Sales to external customers:
High Performance Materials & Components	396.1	300.6	737.7	541.5
Advanced Alloys & Solutions	563.4	315.6	1,055.9	767.2
	$959.5	$616.2	$1,793.6	$1,308.7

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
EBITDA:
High Performance Materials & Components	$60.3	$37.2	$128.4	$61.8
Advanced Alloys & Solutions	104.6	36.0	179.9	85.7
Total segment EBITDA	164.9	73.2	308.3	147.5
Corporate expenses	(16.7)	(15.9)	(33.7)	(28.1)
Closed operations and other expense	(5.1)	(3.6)	(6.5)	(3.1)
Depreciation & amortization (a)	(36.0)	(36.3)	(71.5)	(72.4)
Interest expense, net	(23.4)	(23.7)	(47.0)	(47.1)
Restructuring and other credits (charges)	1.3	6.2	(6.2)	6.2
Strike related costs	—	(40.3)	—	(40.3)
Loss on asset sales and sales of businesses, net (See Note 5)	(115.9)	—	(134.2)	—
Income (loss) before income taxes	$(30.9)	$(40.4)	$9.2	$(37.3)
a) The following is depreciation & amortization by each business segment:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

High Performance Materials & Components	$16.9	$19.2	$34.8	$38.8
Advanced Alloys & Solutions	16.7	16.1	32.9	31.6
Other	2.4	1.0	3.8	2.0
	$36.0	$36.3	$71.5	$72.4
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic. Results for the second quarter and six months ended June 30, 2022 include $5.6 million and $34.3 million, respectively, related to this government sponsored COVID relief in segment EBITDA. HPMC segment second quarter and six month results include $5.6 million and $27.5 million, respectively, for the Aviation Manufacturing Jobs Protection Program and employee retention credits, and AA&S segment six month results include $6.8 million in employee retention credits.

Corporate expenses in the second quarter and six months ended June 30, 2022 reflect business transformation initiatives and higher incentive compensation costs compared to the prior year period.
Restructuring and other charges for the second quarter and six months ended June 30, 2022 relate to $1.3 million and $2.4 million, respectively, of restructuring credits for a reduction in severance-related reserves (see Note 7). The six months ended June 30, 2022 also includes an $8.6 million charge for a litigation reserve (see Note 16). Restructuring charges for the second quarter and six months ended June 30, 2021 were a net credit of $6.2 million, primarily related to $6.9 million for lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates, partially offset by $0.7 million of other costs related to facility idlings.
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
Loss on asset sales and sales of businesses, net, for the six months ended June 30, 2022 relate to a $141.0 million loss on the sale of the Company’s Sheffield, UK operations, including a partial loss recorded in the first quarter of 2022 primarily for the impairment of long-lived assets, partially offset by a $6.8 million gain from the sale of assets from the Pico Rivera, CA operations. Loss on asset sales and sales of businesses, net, for the second quarter ended June 30, 2022 relates to the loss on the sale of the Company’s Sheffield, UK operations for the completion of the sale.
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
For the three month periods ended June 30, 2022 and 2021, the components of pension and other postretirement benefit expense (income) for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Service cost - benefits earned during the year	$2.8	$3.7	$0.3	$0.4
Interest cost on benefits earned in prior years	17.5	17.1	1.9	2.1
Expected return on plan assets	(31.9)	(34.1)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.2)	(0.6)
Amortization of net actuarial loss	15.9	18.9	3.3	3.3
Settlement loss	29.5	—	—	—
Total retirement benefit expense	$33.9	$5.7	$5.3	$5.2

For the six month periods ended June 30, 2022 and 2021, the components of pension and other postretirement benefit expense (income) for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost - benefits earned during the year	$6.0	$7.5	$0.5	$0.7
Interest cost on benefits earned in prior years	35.3	34.2	3.9	4.2
Expected return on plan assets	(65.0)	(68.2)	—	—
Amortization of prior service cost (credit)	0.2	0.3	(0.5)	(1.3)
Amortization of net actuarial loss	31.9	37.8	6.6	6.6
Settlement loss	29.5	—	—	—
Total retirement benefit expense	$37.9	$11.6	$10.5	$10.2
On May 12, 2022, the Company completed the sale of its Sheffield, UK operations (see Note 5). As a result of this sale, ATI recognized a $29.5 million settlement loss in the second quarter of 2022, which is recorded in loss on asset sales and sales of businesses, net, on the consolidated statement of operations, related to the amount in accumulated other comprehensive loss for the UK defined benefit pension plan that transferred as part of the sale.
Note 13. Income Taxes

The provision for income taxes for the second quarter and six months ended June 30, 2022 was $3.4 million and $8.3 million, respectively. The provision for income taxes for the second quarter and six months ended June 30, 2021 was $4.0 million and $9.5 million, respectively. Tax expense in all periods is mainly attributable to the Company’s foreign operations. The tax expense for the second quarter and six months ended June 30, 2022 was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance, operations combined with the U.S. jurisdiction. The second quarter and six months ended June 30, 2021 utilized an annual effective tax rate calculation for its foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to its U.S. jurisdiction.

In the second quarter 2020, the Company entered into a three-year cumulative loss within the United States, limiting the Company’s ability to utilize future projections when analyzing the need for a deferred tax asset valuation allowance, therefore limiting sources of income as part of the analysis. ATI continues to maintain valuation allowances on its U.S. federal and state deferred tax assets, as well as for certain foreign jurisdictions.

Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

(In millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Numerator for basic loss per common share –
Net loss attributable to ATI	$(38.0)	$(49.2)	$(7.1)	$(57.1)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	—	—	—
3.5% Convertible Senior Notes due 2025	—	—	—	—
Numerator for diluted net loss per common share –
Net loss attributable to ATI after assumed conversions	$(38.0)	$(49.2)	$(7.1)	$(57.1)
Denominator:
Denominator for basic net loss per common share – weighted average shares	124.6	127.1	125.5	127.0
Effect of dilutive securities:
Share-based compensation	—	—	—	—
4.75% Convertible Senior Notes due 2022	—	—	—	—
3.5% Convertible Senior Notes due 2025	—	—	—	—
Denominator for diluted net loss per common share – adjusted weighted average shares and assumed conversions	124.6	127.1	125.5	127.0
Basic net loss attributable to ATI per common share	$(0.31)	$(0.39)	$(0.06)	$(0.45)
Diluted net loss attributable to ATI per common share	$(0.31)	$(0.39)	$(0.06)	$(0.45)
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. The 2022 Convertible Notes were converted as of June 30, 2022 (see Note 8 for further explanation). There were 26.1 million and 26.2 million anti-dilutive shares for the three and six months ended June 30, 2022, respectively. There were 25.7 million anti-dilutive shares for the three and six months ended June 30, 2021.
On February 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $150 million of ATI stock. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and it may be modified, suspended, or terminated at any time by the Board of Directors without prior notice. In the six months ended June 30, 2022, ATI used $89.9 million to repurchase 3.5 million shares of its common stock under this program.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three month period ended June 30, 2022 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2022		$(933.2)		$(72.4)		$20.0		$25.1	$(960.5)
OCI before reclassifications		—		(12.7)		12.3		—	(0.4)
Amounts reclassified from AOCI	(a)	50.2	(b)	20.0	(d)	(15.5)	(e)	(2.7)	52.0
Net current-period OCI		50.2		7.3		(3.2)		(2.7)	51.6
Balance, June 30, 2022		$(883.0)		$(65.1)		$16.8		$22.4	$(908.9)
Attributable to noncontrolling interests:
Balance, March 31, 2022		$—		$26.7		$—		$—	$26.7
OCI before reclassifications		—		(9.7)		—		—	(9.7)
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		(9.7)		—		—	(9.7)
Balance, June 30, 2022		$—		$17.0		$—		$—	$17.0
The changes in AOCI by component, net of tax, for the six month period ended June 30, 2022 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2021		$(947.7)		$(64.9)		$5.1		$15.8	$(991.7)
OCI before reclassifications		—		(20.2)		31.0		—	10.8
Amounts reclassified from AOCI	(a)	64.7	(b)	20.0	(d)	(19.3)	(e)	6.6	72.0
Net current-period OCI		64.7		(0.2)		11.7		6.6	82.8
Balance, June 30, 2022		$(883.0)		$(65.1)		$16.8		$22.4	$(908.9)
Attributable to noncontrolling interests:
Balance, December 31, 2021		$—		$26.0		$—		$—	$26.0
OCI before reclassifications		—		(9.0)		—		—	(9.0)
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		(9.0)		—		—	(9.0)
Balance, June 30, 2022		$—		$17.0		$—		$—	$17.0

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12) and/or loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, UK operations (see Note 5).
(b)Amounts were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, UK operations (see Note 5).
(c)No amounts were reclassified to earnings.
(d)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).
(e)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended June 30, 2021 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2021		$(1,103.4)		$(60.9)		$1.1		$(45.4)	$(1,208.6)
OCI before reclassifications		—		5.1		5.1		—	10.2
Amounts reclassified from AOCI	(a)	16.5	(b)	—	(c)	(1.1)	(d)	6.7	22.1
Net current-period OCI		16.5		5.1		4.0		6.7	32.3
Balance, June 30, 2021		$(1,086.9)		$(55.8)		$5.1		$(38.7)	$(1,176.3)
Attributable to noncontrolling interests:
Balance, March 31, 2021		$—		$21.8		$—		$—	$21.8
OCI before reclassifications		—		1.9		—		—	1.9
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		1.9		—		—	$1.9
Balance, June 30, 2021		$—		$23.7		$—		$—	$23.7
The changes in AOCI by component, net of tax, for the six month period ended June 30, 2021 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2020		$(1,119.9)		$(55.5)		$2.1		$(50.3)	$(1,223.6)
OCI before reclassifications		—		(0.3)		5.4		—	5.1
Amounts reclassified from AOCI	(a)	33.0	(b)	—	(c)	(2.4)	(d)	11.6	42.2
Net current-period OCI		33.0		(0.3)		3.0		11.6	47.3
Balance, June 30, 2021		$(1,086.9)		$(55.8)		$5.1		$(38.7)	$(1,176.3)
Attributable to noncontrolling interests:
Balance, December 31, 2020		$—		$21.2		$—		$—	$21.2
OCI before reclassifications		—		2.5		—		—	2.5
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		2.5		—		—	$2.5
Balance, June 30, 2021		$—		$23.7		$—		$—	$23.7

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

Reclassifications out of AOCI for the three and six month periods ended June 30, 2022 and 2021 were as follows:

	Amounts reclassified out of AOCI
Details about AOCI Components (In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.1	$0.5	$0.3	$1.0	(a)
Actuarial losses	(19.2)	(22.2)	(38.5)	(44.4)	(a)
Settlement loss	(29.5)	—	(29.5)	—	(b)
	(48.6)	(21.7)	(67.7)	(43.4)	(d)	Total before tax
	1.6	(5.2)	(3.0)	(10.4)		Tax expense (benefit) (e)
	$(50.2)	$(16.5)	$(64.7)	$(33.0)		Net of tax

Currency translation adjustment	$(20.0)	$—	$(20.0)	$—	(b,d)

Derivatives
Nickel and other raw material contracts	$15.9	$1.4	$19.1	$3.4	(c)
Natural gas contracts	4.5	0.3	6.6	0.3	(c)
Foreign exchange contracts	0.1	—	0.1	—	(c)
Interest rate swap	(0.1)	(0.2)	(0.4)	(0.5)	(c)
	20.4	1.5	25.4	3.2	(d)	Total before tax
	4.9	0.4	6.1	0.8		Tax expense (e)
	$15.5	$1.1	$19.3	$2.4		Net of tax

(a)Amounts are reported in nonoperating retirement benefit expense (see Note 12).
(b)Amounts in 2022 were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, UK operations (see Note 5).
(c)Amounts related to derivatives, with the exception of the interest rate swap, are included in sales or cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the interest rate swap are included in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings (see Note 9).
(d)For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of operations.
(e)These amounts exclude the impact of any deferred tax asset valuation allowances, when applicable.
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

At June 30, 2022, the Company’s reserves for environmental remediation obligations totaled approximately $13 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $4 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $2 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
ATI Titanium LLC (ATI Titanium), a subsidiary of ATI Inc., is party to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add ATI Inc. as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against ATI Inc., which the court denied on April 19, 2019. After the conclusion of discovery, ATI Inc. filed a motion for summary judgment. On August 17, 2021, the court granted the motion, and entered summary judgment in favor of ATI Inc. finding that it is not the alter ego of ATI Titanium and that it did not breach any obligations allegedly owed to USM. A trial date has been set for October 11, 2022. Following a failed mediation in March 2022, ATI Titanium recorded an $8.6 million litigation reserve on this matter in the first quarter of 2022. While ATI Titanium intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing 45% of sales for the six months ended June 30, 2022, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, downstream processing, and specialty energy, as well as the medical and electronics markets. In aggregate, these markets represent 75% of our 2022 revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in next-generation jet engines and 3D-printed aerospace products.
Second quarter 2022 sales increased 56% to $959.5 million, compared to sales of $616.2 million for the second quarter of 2021. Our gross profit for the second quarter of 2022 was $175.3 million, or 18.3% of sales, a $132.6 million, or 1,140 basis point, increase, compared to the second quarter 2021, as our key end-markets continue to show sustained recovery, and prior year results included negative impacts from a labor strike. Second quarter 2021 results include $40.3 million of strike related costs, which are excluded from segment results and primarily consist of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and ongoing benefit costs for striking employees.
Second quarter 2022 results include a $115.9 million loss on the May 12, 2022 sale of the Sheffield, UK operations, which is reported in loss on asset sales and sales of businesses, net and primarily relates to a UK defined benefit pension plan that transferred as part of the sale, and cumulative foreign currency translation losses. The Sheffield operations were part of the HPMC segment, and were not well-aligned with ATI’s strategic focus. In 2021, the Sheffield operations had external sales of $36 million, with over 80% of its sales to energy markets, primarily oil & gas, and had a net loss before tax of $9 million. Second quarter 2022 and 2021 results also include $1.3 million and $6.2 million, respectively, of net credits for restructuring charges, primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates. Both the loss on sale and restructuring credits are excluded from segment results. Other nonoperating income (expense) for the second quarter of 2022 includes a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 claims, which is included in AA&S segment results.
Our pretax loss was $30.9 million in the second quarter of 2022, compared to a loss of $40.4 million in the prior year period. Income tax expense was $3.4 million and $4.0 million in the second quarters of 2022 and 2021, respectively, primarily related to our Asian precision rolled strip business. ATI continues to maintain a valuation allowance on its U.S. deferred tax assets. Net loss attributable to ATI was $38.0 million, or ($0.31) per share, in the second quarter of 2022, compared to a net loss attributable to ATI of $49.2 million, or ($0.39) per share, for the second quarter of 2021.
Adjusted EBITDA was $143.1 million, or 14.9% of sales, for the second quarter 2022, and $53.7 million, or 8.7% of sales, for the prior year second quarter. EBITDA and Adjusted EBITDA are measures utilized by ATI that we believe are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We categorically define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We categorically define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring charges/credits, strike related costs, long-lived asset impairments and other postretirement/pension curtailment and settlement gains and losses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Liquidity and Financial Condition section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.
Compared to the second quarter 2021, sales increased 32% in the HPMC business segment and 79% in the AA&S business segment. In aggregate, ATI’s aerospace & defense markets sales increased 55% to $436 million in the second quarter 2022, compared to $281 million the second quarter 2021. In HPMC, second quarter 2022 sales to the commercial jet engine market increased 90%.

Results for the first six months of 2022 were sales of $1.79 billion and income before tax of $9.2 million, compared to sales of $1.31 billion and loss before tax of $37.3 million for the first six months of 2021. Our results for the first half of 2022 reflect the ongoing recovery across many of our key end markets, most notably jet engine materials and components, compared to the prior year period. Our gross profit was $345 million, or 19.2% of sales, a $216 million or 940 basis point increase compared to the first six months of 2021. Results in the first six months of 2022 include $34.3 million of benefits from management actions to access available grants and other forms of COVID-19 relief available from previously-enacted U.S. legislation. These benefits included $16.8 million of a $22.4 million grant under the Aviation Manufacturing Jobs Protection (AMJP) program for our operations in the HPMC segment, which helps fund ongoing wage and benefit costs for a six-month period through May 2022, and $17.5 million in employee retention credits applicable across all of ATI’s domestic operations, largely for preserving jobs throughout the global pandemic-related economic downturn. Additionally, our strategic transformation efforts within the AA&S segment to eliminate production of lower-margin standard stainless sheet products in the SRP business is now complete. The 2021 results include the $40.3 million of strike related costs discussed above which are excluded from segment results.
The six month 2022 results include a $141.0 million loss on the sale of the Sheffield, UK operations, of which $25.1 million was recorded in the first quarter of 2022 primarily for the impairment of long-lived assets. Loss on asset sales and sales of businesses, net, for the first six months of 2022 also included a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations as part of the strategy to exit standard stainless products. Six month 2022 and 2021 results also include $2.4 million and $6.2 million, respectively, of net credits for restructuring charges. Both the gains/losses on sale and restructuring credits are excluded from segment results. Other nonoperating income (expense) for the first six months of 2022 includes a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 claims, which is included in AA&S segment results, and $8.6 million of expense for a litigation reserve.
Our pretax income was $9.2 million in the first six months of 2022, compared to a $37.3 million loss in the prior year period. Net loss attributable to ATI was $7.1 million, or ($0.06) per share, in the first six months of 2022, compared to a net loss attributable to ATI of $57.1 million, or ($0.45) per share, for the first six months of 2021.
Compared to the first six months of 2021, sales increased 36% in the HPMC business segment and 38% in the AA&S business segment. Sales to the aerospace & defense markets in the HPMC segment were 44% higher than the first six months of 2021, due to improvements in the commercial aerospace market. AA&S sales reflect higher sales across all major markets, particularly a 68% increase in the aerospace & defense markets and 45% increase in the energy market. Prior year results included impacts from the USW labor strike, which predominantly affected the AA&S segment.

Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues for the three and six month periods ended June 30, 2022 and 2021 were as follows:

	Three months ended		Three months ended
Markets	June 30, 2022		June 30, 2021
Aerospace & Defense:
Jet Engines- Commercial	$248.7	26%	$129.6	21%
Airframes- Commercial	106.1	11%	54.4	9%
Defense	81.6	9%	97.2	16%
Total Aerospace & Defense	$436.4	46%	$281.2	46%
Energy:
Oil & Gas	125.2	13%	56.1	9%
Specialty Energy	75.1	8%	62.2	10%
Total Energy	200.3	21%	118.3	19%
Automotive	75.5	8%	68.0	11%
Food Equipment & Appliances	62.7	6%	20.7	3%
Electronics	49.4	5%	43.3	7%
Construction/Mining	39.9	4%	21.9	4%
Medical	39.5	4%	32.0	5%
Other	55.8	6%	30.8	5%
Total	$959.5	100%	$616.2	100%

	Six months ended		Six months ended
Markets	June 30, 2022		June 30, 2021
Aerospace & Defense:
Jet Engines- Commercial	$445.3	25%	$235.7	18%
Airframes- Commercial	199.8	11%	112.6	9%
Defense	158.1	9%	187.1	14%
Total Aerospace & Defense	$803.2	45%	$535.4	41%
Energy:
Oil & Gas	228.3	13%	138.6	10%
Specialty Energy	131.7	7%	128.8	10%
Total Energy	360.0	20%	267.4	20%
Automotive	166.5	9%	159.5	12%
Electronics	101.0	6%	98.9	8%
Food Equipment & Appliances	96.7	5%	56.1	4%
Construction/Mining	91.9	5%	64.4	5%
Medical	75.7	4%	61.0	5%
Other	98.6	6%	66.0	5%
Total	$1,793.6	100%	$1,308.7	100%
For the second quarter 2022, international sales of $391 million, or 41% of total sales, increased from $287 million in the second quarter 2021. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.
Comparative information for our major products based on their percentages of revenues are shown below. We no longer report standard stainless product sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Nickel-based alloys and specialty alloys	52%	38%	51%	41%
Precision forgings, castings and components	15%	18%	15%	17%
Precision rolled strip products	14%	19%	15%	20%
Titanium and titanium-based alloys	11%	13%	10%	12%
Zirconium and related alloys	8%	12%	9%	10%
Total	100%	100%	100%	100%

Segment EBITDA for the second quarter 2022 was $164.9 million, or 17.2% of sales, compared to segment EBITDA of $73.2 million, or 11.9% of sales, for the second quarter of 2021. Segment EBITDA for the first six months of 2022 was $308.3 million, or 17.2% of sales, compared to segment EBITDA of $147.5 million, or 11.3% of sales, for the first six months of 2021. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, categorically excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Results on our management basis of reporting were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales:
High Performance Materials & Components	$396.1	$300.6	$737.7	$541.5
Advanced Alloys & Solutions	563.4	315.6	1,055.9	767.2
Total external sales	$959.5	$616.2	$1,793.6	$1,308.7

EBITDA:
High Performance Materials & Components	$60.3	$37.2	$128.4	$61.8
% of Sales	15.2%	12.4%	17.4%	11.4%
Advanced Alloys & Solutions	104.6	36.0	179.9	85.7
% of Sales	18.6%	11.4%	17.0%	11.2%
Total segment EBITDA	$164.9	$73.2	$308.3	$147.5
% of Sales	17.2%	11.9%	17.2%	11.3%

Corporate expenses	(16.7)	(15.9)	(33.7)	(28.1)
Closed operations and other expense	(5.1)	(3.6)	(6.5)	(3.1)
ATI Adjusted EBITDA	143.1	53.7	268.1	116.3

Depreciation & amortization	(36.0)	(36.3)	(71.5)	(72.4)
Interest expense, net	(23.4)	(23.7)	(47.0)	(47.1)
Restructuring and other credits (charges)	1.3	6.2	(6.2)	6.2
Strike related costs	—	(40.3)	—	(40.3)
Loss on asset sales and sales of businesses, net	(115.9)	—	(134.2)	—
Income (loss) before income taxes	(30.9)	(40.4)	9.2	(37.3)
Income tax provision	3.4	4.0	8.3	9.5
Net income (loss)	(34.3)	(44.4)	0.9	(46.8)
Less: Net income attributable to noncontrolling interests	3.7	4.8	8.0	10.3
Net loss attributable to ATI	$(38.0)	$(49.2)	$(7.1)	$(57.1)
As part of managing the performance of our business, we focus on controlling Managed Working Capital, which we define as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. We exclude the effects of inventory valuation reserves and reserves for uncollectible accounts receivable when computing this non-GAAP performance measure, which is not intended to replace Working Capital or to be used as a measure of liquidity. We assess Managed Working Capital performance as a percentage of the prior three months annualized sales to evaluate the asset intensity of our business. At June 30, 2022, Managed Working Capital increased as a percentage of annualized total ATI sales to 38.5% compared to 37.5% at December 31, 2021, primarily due to higher accounts receivable and inventory balances. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 18% as of June 30, 2022 compared to year end 2021, primarily due to increased foreign sales that generally have a longer collection cycle. Gross inventory turns remained consistent as of June 30, 2022 compared to year end 2021, as an improvement in the pace of inventory flow across our operations helped offset higher overall inventory levels due to both rising raw material values and management actions to secure adequate supplies of key raw materials in response to supply chain uncertainties.

The computations of Managed Working Capital at June 30, 2022 and December 31, 2021, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

	June 30,	December 31,
(In millions)	2022	2021
Accounts receivable	$627.1	$470.0
Short-term contract assets	54.3	53.9
Inventory	1,270.9	1,046.3
Accounts payable	(421.9)	(375.5)
Short-term contract liabilities	(125.7)	(116.2)
Subtotal	1,404.7	1,078.5
Allowance for doubtful accounts	3.9	3.8
Inventory valuation reserves	70.4	65.4
Managed working capital	$1,479.0	$1,147.7
Annualized prior 3 months sales	$3,838.0	$3,061.5
Managed working capital as a % of annualized sales	38.5%	37.5%
Business Segment Results
High Performance Materials & Components Segment
Second quarter 2022 sales were $396.1 million, increasing 32% compared to the second quarter 2021, reflecting higher sales across nearly all end markets, led by commercial jet engines. Sales to the commercial aerospace market increased 76%, reflecting a 90% increase in commercial jet engines, while defense sales declined 35% based on the timing of orders for the next phase of several defense programs. Overall aerospace and defense market sales were 80% of total HPMC sales in the second quarter of 2022. Sales to the energy markets decreased 18%, with declines in materials for both oil & gas and specialty energy applications.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2022 and 2021 is as follows:

	Three months ended		Three months ended
Markets	June 30, 2022		June 30, 2021
Aerospace & Defense:
Jet Engines- Commercial	$231.4	59%	$122.0	41%
Airframes- Commercial	43.9	11%	34.1	11%
Defense	40.7	10%	62.5	21%
Total Aerospace & Defense	316.0	80%	218.6	73%
Energy:
Oil & Gas	8.1	2%	10.3	3%
Specialty Energy	31.5	8%	38.3	13%
Total Energy	39.6	10%	48.6	16%
Medical	16.8	4%	14.6	5%
Construction/Mining	7.9	2%	6.1	2%
Other	15.8	4%	12.7	4%
Total	$396.1	100%	$300.6	100%

International sales represented 55% of total segment sales for the second quarter 2022, compared to 48% for the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended June 30, 2022 and 2021, is as follows:

	Three months ended June 30,
	2022	2021
Nickel-based alloys and specialty alloys	48%	45%
Precision forgings, castings and components	35%	36%
Titanium and titanium-based alloys	17%	19%
Total	100%	100%
Segment EBITDA in the second quarter 2022 increased to $60.3 million, or 15.2% of total sales, compared to $37.2 million, or 12.4% of total sales, for the second quarter 2021. Operating margins reflect higher sales of next-generation jet engine products and higher facility utilization levels. Results in the second quarter 2022 include $5.6 million of benefits from AMJP program grants, which ended in mid-May 2022.
Sales for the first six months of 2022 were $737.7 million, increasing 36% compared to the first six months of 2021, reflecting higher sales across all end markets, led by commercial jet engines. Consistent with the trends in quarterly results, sales to the commercial aerospace market increased 77%, reflecting an 88% increase in commercial jet engines, while defense sales declined 31% based on the timing of orders for the next phase of several defense programs. Sales to the energy markets increased 10% with growth in materials for both oil & gas and specialty energy applications.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2022 and 2021 is as follows:

	Six months ended		Six months ended
Markets	June 30, 2022		June 30, 2021
Aerospace & Defense:
Jet Engines- Commercial	$410.4	56%	$217.9	40%
Airframes- Commercial	81.1	11%	60.6	11%
Defense	82.1	11%	119.9	22%
Total Aerospace & Defense	573.6	78%	398.4	73%
Energy:
Oil & Gas	25.2	3%	18.6	4%
Specialty Energy	61.6	9%	60.5	11%
Total Energy	86.8	12%	79.1	15%
Medical	30.0	4%	25.8	5%
Construction/Mining	16.3	2%	11.2	2%
Other	31.0	4%	27.0	5%
Total	$737.7	100%	$541.5	100%
International sales represented 54% of total segment sales for the first six months of 2022. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the six months ended June 30, 2022 and 2021, is as follows:

	Six months ended June 30,
	2022	2021
Nickel-based alloys and specialty alloys	48%	41%
Precision forgings, castings and components	35%	39%
Titanium and titanium-based alloys	17%	20%
Total	100%	100%
Segment EBITDA in the first six months of 2022 increased to $128.4 million, or 17.4% of total sales, compared to $61.8 million, or 11.4% of total sales, for the first six months of 2021. Operating margins reflect higher sales of next-generation jet engine products and higher facility utilization levels. Results in the first half of 2022 include $27.5 million of benefits from the AMJP program and employee retention credits, partially offset by labor and other costs related to ramp readiness.

HPMC first half results reflect an ongoing recovery with improvements in many of our key end markets, most notably jet engine materials and components and specialty energy applications, as well as the continued benefits from our aggressive 2020 cost cutting actions and recent share gains. Looking ahead to the remainder of 2022, we anticipate continued revenue growth primarily driven by demand for commercial aerospace products, with stronger demand for both jet engine mill products and forgings, bolstered by our recent share gains. Demand for our commercial airframe long-form products in the HPMC segment is projected to increase over the longer-term due in part to the reordering of the commercial aerospace supply chain in response to the Russia/Ukraine conflict. While availability of raw material inputs for our melting processes remains adequate during the ongoing Russia/Ukraine conflict, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.
Advanced Alloys & Solutions Segment
Second quarter 2022 sales were $563.4 million, increasing 79% compared to the second quarter of 2021, which included impacts from a multi-month labor strike which reduced sales in the prior year period. Sales to the aerospace & defense markets increased 93%, due in part to a significant increase in commercial airframe demand for various flat-rolled product forms resulting from recent share gains. Sales to the energy markets were 130% higher than the prior year quarter, led by chemical and hydrocarbon industry applications increasing 173%. Increased sales prices, resulting from higher base prices and elevated raw material pass-through mechanisms, also drove revenue increases compared to the prior year period and help to offset inflationary impacts.

Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2022 and 2021 is as follows:

	Three months ended		Three months ended
Markets	June 30, 2022		June 30, 2021
Energy:
Oil & Gas	$117.1	21%	$45.8	14%
Specialty Energy	43.6	8%	23.9	8%
Total Energy	160.7	29%	69.7	22%
Aerospace & Defense:
Jet Engines- Commercial	17.3	3%	7.6	2%
Airframes- Commercial	62.2	11%	20.3	6%
Defense	40.9	7%	34.7	11%
Total Aerospace & Defense	120.4	21%	62.6	19%
Automotive	73.2	13%	66.6	21%
Food Equipment & Appliances	62.7	11%	20.6	7%
Electronics	48.7	8%	43.1	14%
Construction/Mining	32.0	6%	15.8	5%
Other	65.7	12%	37.2	12%
Total	$563.4	100%	$315.6	100%
International sales represented 31% of total segment sales for the second quarter 2022, compared to 46% in the prior year’s second quarter. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended June 30, 2022 and 2021, are presented in the following table. We no longer report standard stainless product sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. HRPF conversion service sales are excluded from this presentation.

	Three months ended June 30,
	2022	2021
Nickel-based alloys and specialty alloys	55%	31%
Precision rolled strip products	24%	39%
Zirconium and related alloys	15%	24%
Titanium and titanium-based alloys	6%	6%
Total	100%	100%

Segment EBITDA was $104.6 million, or 18.6% of sales, for the second quarter 2022, compared to segment EBITDA of $36.0 million, or 11.4% of sales, for the second quarter 2021. Compared to the prior year period, results reflect a stronger product mix of nickel-alloy mill products as our exit of standard stainless products was completed. Sales of exotic materials from our Specialty Alloys & Components business and improved operating performance also drove AA&S segment margin growth. Second quarter 2022 AA&S results included a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 tariff claims.
Sales for the first six months of 2022 were $1.06 billion, increasing 38% compared to the first six months of 2021, which included impacts from a multi-month labor strike which reduced sales in the prior year period. Sales to the aerospace & defense markets increased 68%, due in part to a significant increase in commercial airframe demand for various flat-rolled product forms resulting from recent share gains. Sales to the energy markets were 45% higher led by chemical and hydrocarbon industry applications increasing 79%. Increased sales prices, resulting from higher base prices and elevated raw material pass-through mechanisms, also drove revenue increases compared to the prior year period and help to offset inflationary impacts.

Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2022 and 2021 is as follows:

	Six months ended		Six months ended
Markets	June 30, 2022		June 30, 2021
Energy:
Oil & Gas	203.1	19%	120.0	16%
Specialty Energy	70.1	7%	68.3	9%
Total Energy	273.2	26%	188.3	25%
Aerospace & Defense:
Jet Engines- Commercial	34.9	4%	17.8	2%
Airframes- Commercial	118.7	11%	52.0	7%
Defense	76.0	7%	67.2	9%
Total Aerospace & Defense	229.6	22%	137.0	18%
Automotive	161.3	15%	156.1	20%
Electronics	99.8	10%	98.4	13%
Food Equipment & Appliances	96.7	9%	56.0	7%
Construction/Mining	75.6	7%	53.2	7%
Other	119.7	11%	78.2	10%
Total	$1,055.9	100%	$767.2	100%
International sales represented 33% of total segment sales for the first six months of 2022. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the six months ended June 30, 2022 and 2021, are presented in the following table. We no longer report standard stainless product sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. HRPF conversion service sales are excluded from this presentation.

	Six months ended June 30,
	2022	2021
Nickel-based alloys and specialty alloys	54%	40%
Precision rolled strip products	26%	35%
Zirconium and related alloys	14%	19%
Titanium and titanium-based alloys	6%	6%
Total	100%	100%
Segment EBITDA was $179.9 million, or 17.0% of sales, for the first six months of 2022, compared to segment EBITDA of $85.7 million, or 11.2% of sales, for the first six months of 2021. Compared to the prior year period, results reflect a stronger product mix of nickel-alloy mill products as we completed our exit of standard stainless products. Sales of exotic materials from our Specialty Alloys & Components business and improved operating performance also drove AA&S segment margin growth. First half 2022 segment EBITDA includes a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 tariff claims and $6.8 million of employee retention credits, partially offset by labor and other costs related to ramp readiness.

We expect AA&S sales to continue to increase in the second half of 2022 based on strong end-market demand. Demand for our commercial airframe flat-form products in the AA&S segment is projected to increase over the longer-term due in part to the reordering of the commercial aerospace supply chain in response to the Russia/Ukraine conflict. While availability of raw materials for our melting processes remains adequate during the ongoing Russia/Ukraine conflict, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.
Corporate Items
Corporate expenses for the second quarter of 2022 were $16.7 million, compared to $15.9 million for the second quarter 2021. For the six months ended June 30, 2022, corporate expenses were $33.7 million, compared to $28.1 million for the six months ended June 30, 2021. The current year increases reflect business transformation initiatives and higher incentive compensation costs compared to the prior year periods.
Closed operations and other expense for the second quarter 2022 was $5.1 million, compared to $3.6 million for the second quarter 2021. For the six months ended June 30, 2022, closed operations and other expenses were $6.5 million, compared to $3.1 million for the six months ended June 30, 2021. Increases in closed operations and other expense in 2022 are largely due to changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation.
The following is depreciation & amortization by each business segment:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

High Performance Materials & Components	$16.9	$19.2	$34.8	$38.8
Advanced Alloys & Solutions	16.7	16.1	32.9	31.6
Other	2.4	1.0	3.8	2.0
	$36.0	$36.3	$71.5	$72.4
Interest expense, net of interest income, in the second quarter 2022 was $23.4 million, compared to $23.7 million for the second quarter 2021. On a year-to-date basis, net interest expense was $47.0 million for the first six months of 2022 compared to $47.1 million for the first six months of 2021. Capitalized interest reduced interest expense by $0.4 million in the second quarter 2022 and $1.2 million in the second quarter 2021. For the six months ended June 30, 2022 and 2021, capitalized interest was $0.6 million and $2.5 million, respectively.
Restructuring charges for the second quarter ended June 30, 2022 were a credit of $1.3 million, for a reduction in severance-related reserves related to approximately 30 employees based on changes in planned operating rates and revised workforce reduction estimates. Restructuring and other charges for the six months ended June 30, 2022 were $6.2 million, as an $8.6 million charge for a litigation reserve relating to our indefinitely idled Rowley, UT titanium sponge production facility was partially offset by a $2.4 million restructuring credit for a reduction in severance-related reserves related to approximately 50 employees based on changes in planned operating rates and revised workforce reduction estimates. Restructuring charges for the second quarter and first six months of 2021 were a net credit of $6.2 million, primarily related to $6.9 million of lowered severance-related reserves for approximately 200 employees based on changes in planned operating rates and revised workforce reduction estimates. This was offset by $0.7 million of other costs related to facility idlings. These items were excluded from segment EBITDA. Cash payments associated with prior restructuring programs were $2.1 million in the first six months of 2022. The majority of the $13.2 million of remaining reserves associated with these restructuring actions as of June 30, 2022 are expected to be paid within the next year.
Strike related costs were $40.3 million in the second quarter 2021, of which $38.2 million were excluded from AA&S segment EBITDA and $2.1 million were excluded from HPMC segment EBITDA. These items primarily consisted of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and ongoing benefit costs for striking employees.

Loss on asset sales and sales of businesses, net, for the second quarter of 2022 was $115.9 million for the loss on the sale of the Company’s Sheffield, UK operation. Loss on asset sales and sales of businesses, net, for the first six months of 2022 was $134.2 million, including a $141.0 million loss on the sale of the Company’s Sheffield, UK operations, of which $25.1 million was recorded in the first quarter of 2022 primarily for the impairment of long-lived assets, and a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations. These items are excluded from segment EBITDA.

Income Taxes
The provision for income taxes for the second quarter and six months ended June 30, 2022 was $3.4 million and $8.3 million, respectively. The provision for income taxes for the second quarter and six months ended June 30, 2021 was $4.0 million and $9.5 million, respectively. Tax expense in all periods is mainly attributable to the Company’s foreign operations. The tax expense for the second quarter and six months ended June 30, 2022 was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance, operations combined with the U.S. jurisdiction. The second quarter and six months ended June 30, 2021 utilized an annual effective tax rate calculation for its foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to its U.S. jurisdiction.
In the second quarter 2020, the Company entered into a three-year cumulative loss within the United States, limiting the Company’s ability to utilize future projections when analyzing the need for a deferred tax asset valuation allowance, therefore limiting sources of income as part of the analysis. ATI continues to maintain valuation allowances on its U.S. federal and state deferred tax assets, as well as for certain foreign jurisdictions.
Liquidity and Financial Condition
We have an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our domestic operations. The ABL facility, which matures in September 2024, includes a $500 million revolving credit facility, a letter of credit sub-facility of up to $200 million, and a $200 million term loan (Term Loan). In addition, we have the right to request an increase of up to $200 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) $87.5 million, calculated as 12.5% of the then applicable maximum advance amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $62.5 million. We were in compliance with the fixed charge coverage ratio as of June 30, 2022, and on that date, there were no outstanding borrowings under the revolving portion of the ABL facility, and $40.8 million was utilized to support the issuance of letters of credit. At June 30, 2022, we had $274 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $456 million.
During the second quarter of 2022, $82.5 million of the 2022 Convertible Senior Notes were converted into 5.7 million shares of ATI common stock, with the remaining $1.7 million of outstanding principal balance paid in cash for notes that were not converted. The conversion rate for the 2022 Convertible Notes was 69.2042 shares of ATI common stock per $1,000 principal amount of the 2022 Convertible Notes, equivalent to a conversion price of $14.45 per share.
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

Our Debt to Adjusted EBITDA Leverage Ratio improved in the second quarter of 2022 compared to year-end 2021, primarily as a result of higher earnings. Our Net Debt to Adjusted EBITDA Leverage ratio also improved in the second quarter of 2022 compared to year-end 2021, despite a decreased cash balance, primarily due to higher earnings. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Three months ended		Latest 12 months ended	Fiscal year ended
	June 30, 2022	June 30, 2021	June 30, 2022	December 31, 2021
Net income (loss) attributable to ATI	$(38.0)	$(49.2)	$11.8	$(38.2)
Net income attributable to noncontrolling interests	3.7	4.8	19.7	22.0
Net income (loss)	(34.3)	(44.4)	31.5	(16.2)
Interest expense	23.4	23.7	96.8	96.9
Depreciation and amortization	36.0	36.3	143.0	143.9
Income tax provision	3.4	4.0	25.6	26.8
Restructuring and other charges (credits)	(1.3)	(6.2)	1.9	(10.5)
Strike related costs	—	40.3	22.9	63.2
Retirement benefit settlement gain	—	—	(64.9)	(64.9)
Debt extinguishment charge	—	—	65.5	65.5
Loss (gain) on asset sales and sale of businesses, net	115.9	—	120.4	(13.8)
Adjusted EBITDA	$143.1	$53.7	$442.7	$290.9

Debt			$1,735.9	$1,842.9
Add: Debt issuance costs			18.9	20.8
Total debt			1,754.8	1,863.7
Less: Cash			(274.0)	(687.7)
Net debt			$1,480.8	$1,176.0

Total Debt to Adjusted EBITDA			3.96	6.41
Net Debt to Adjusted EBITDA			3.34	4.04
Cash Flow
For the six months ended June 30, 2022, cash used in operations was $222.4 million, primarily related to higher accounts receivable and inventory balances, despite improved operating results. Increased operating levels, higher sales including longer collection cycles, increased raw material values and strategic inventory purchase actions to ensure adequate raw material availability all contributed to these operating cash flow uses. Other significant 2022 operating cash flow items included the payment of 2021 annual incentive compensation. For the six months ended June 30, 2021, cash used in operations was $102.6 million, primarily due to higher accounts receivable and inventory balances related to increased business activity. Other significant 2021 operating cash flow items included $17.5 million in contributions to a U.S. defined benefit pension plan and payment of 2020 annual incentive compensation, partially offset by receipt of advance payments as part of long-term supply agreements in 2021.
Cash used in investing activities was $55.7 million in the first six months of 2022, reflecting $54.8 million in capital expenditures primarily related to AA&S transformation projects and various HPMC growth projects. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash used in financing activities was $135.6 million in the first six months of 2022 and consisted primarily of $89.9 million for the repurchase of 3.5 million shares of ATI stock under the $150 million repurchase program authorized by our Board of Directors on February 2, 2022, and a $16.0 million dividend payment to the 40% noncontrolling interest in our PRS joint venture in China.
At June 30, 2022, cash and cash equivalents on hand totaled $274.0 million, a decrease of $413.7 million from year end 2021. Cash and cash equivalents held by our foreign subsidiaries was $91.2 million at June 30, 2022, of which $61.1 million was held by the STAL joint venture.

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
As of March 31, 2022, our Sheffield, UK operations were classified as held for sale, and the terms of sale resulted in indicators of impairment in the long-lived assets of this disposal group. A $22.3 million long-lived asset impairment charge was recorded in the first quarter 2022, reported as part of the $141.0 million loss on sale of this business for the six months ended June 30, 2022. This long-lived asset impairment charge was determined using the held for sale framework and represents Level 1 information in the fair value hierarchy.
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At June 30, 2022, we had $227.2 million of goodwill on our consolidated balance sheet. All goodwill relates to reporting units in the HPMC segment.
Management concluded that, other than the Sheffield, UK business, none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at June 30, 2022.
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
Since the second quarter of 2020, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in the second quarter of 2020 on our U.S. Federal and state deferred tax assets. In 2021 and 2022, ATI continues to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $22.4 million of valuation allowances on amounts recorded in other comprehensive loss as of June 30, 2022.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, was amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At June 30, 2022, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax gain of $0.8 million, comprised of $0.5 million in prepaid expenses and other current assets and $0.3 million in other long-term assets on the balance sheet.
Volatility of Energy Prices. Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 6 to 8 million MMBtu’s of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to the risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $6 to $8 million. We use several approaches to minimize any material adverse effect on our results of operations or financial condition from volatile energy prices. These approaches include incorporating an energy surcharge on many of our products and using financial derivatives to reduce exposure to energy price volatility.
At June 30, 2022, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 75% of our forecasted domestic requirements for natural gas for the remainder of 2022, approximately 50% for 2023 and 15% for 2024 are hedged. At June 30, 2022, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax gain of $10.3 million, comprised of $8.1 million in prepaid expenses and other current assets and $2.2 million in other long-term assets on the balance sheet. For the three months ended June 30, 2022, natural gas hedging activity decreased cost of sales of $4.5 million.
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
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2022, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 9 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 15% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At June 30, 2022, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $9.0 million, comprised of $12.7 million in prepaid expense and other current assets, $0.2 million in other long-term assets, $3.7 million in other current liabilities and $0.2 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2022, we had no significant outstanding foreign currency forward contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ATI Titanium LLC (ATI Titanium), a subsidiary of ATI Inc., is party to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement, claiming that such suspension was a material breach of the Supply Agreement and seeking monetary damages, and ATI Titanium filed a counterclaim for breach of contract against USM. In 2018, USM obtained leave of the court to add ATI Inc. as a separate party defendant, and ATI Titanium filed a motion to dismiss the claim against ATI Inc., which the court denied on April 19, 2019. After the conclusion of discovery, ATI Inc. filed a motion for summary judgment. On August 17, 2021, the court granted the motion, and entered summary judgment in favor of ATI Inc. finding that it is not the alter ego of ATI Titanium and that it did not breach any obligations allegedly owed to USM. A trial date has been set for October 11, 2022. Following a failed mediation in March 2022, ATI Titanium recorded an $8.6 million litigation reserve on this matter in the first quarter of 2022. While ATI Titanium intends to vigorously defend against and pursue these claims, it cannot predict their outcomes at this time.

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

Risk of Operational Disruption. In general throughout the pandemic, our facilities continued to operate with federal and state government approvals due to the qualification of our facilities as essential and critical. However, we have experienced and may again in the future experience the temporary shut down of facilities in response to employees being impacted by COVID-19 or changes in government policy. Currently, widespread and highly restrictive quarantine measures in Shanghai and other regions in China, and their associated supply chain and other impacts, are expected to impact the near-term results of our Chinese STAL joint venture. Although the joint venture has continued to operate throughout the current lockdown, it is subject to various supply chain and other constraints.

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

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2022	7,866	$26.87	—	$60,076,705
May 1-31, 2022	2,639	$26.39	—	$60,076,705
June 1-30, 2022	10,750	$27.50	—	$60,076,705
Total	21,255	$27.13	—	$60,076,705
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.

Item 6.	Exhibits
(a) Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2022 (File No. 1-12001).

3.3	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated June 22, 2022 (File No. 1-12001).

10.1	ATI Inc. 2022 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 25, 2022 (File No 1-12001)).*

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATI INC.
(Registrant)

Date:	August 4, 2022	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2022	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)