Form 10-Q
period 2022-09-30
ATI INC
filed 2022-11-03
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 14, 2022, the registrant had outstanding 129,417,664 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$329.1	$687.7
Accounts receivable, net	678.1	470.0
Short-term contract assets	70.2	53.9
Inventories, net	1,216.9	1,046.3
Prepaid expenses and other current assets	75.1	48.8
Total Current Assets	2,369.4	2,306.7
Property, plant and equipment, net	1,496.7	1,528.5
Goodwill	227.2	227.9
Other assets	194.5	222.1
Total Assets	$4,287.8	$4,285.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$410.2	$375.5
Short-term contract liabilities	120.7	116.2
Short-term debt and current portion of long-term debt	28.9	131.3
Other current liabilities	263.0	233.4
Total Current Liabilities	822.8	856.4
Long-term debt	1,700.4	1,711.6
Accrued postretirement benefits	243.1	258.1
Pension liabilities	376.6	415.4
Other long-term liabilities	206.5	211.0
Total Liabilities	3,349.4	3,452.5
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-131,383,969 shares at September 30, 2022 and 127,484,902 shares at December 31, 2021; outstanding-129,417,664 shares at September 30, 2022 and 127,253,045 shares at December 31, 2021	13.1	12.7
Additional paid-in capital	1,662.2	1,596.7
Retained earnings	100.0	72.7
Treasury stock: 1,966,305 shares at September 30, 2022 and 231,857 shares at December 31, 2021	(51.9)	(4.8)
Accumulated other comprehensive loss, net of tax	(909.9)	(991.7)
Total ATI stockholders’ equity	813.5	685.6
Noncontrolling interests	124.9	147.1
Total Equity	938.4	832.7
Total Liabilities and Equity	$4,287.8	$4,285.2

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales	$1,032.0	$725.7	$2,825.6	$2,034.4

Cost of sales	848.2	643.2	2,297.1	1,823.4
Gross profit	183.8	82.5	528.5	211.0
Selling and administrative expenses	73.2	54.9	220.7	169.1
Restructuring credits	(2.6)	(2.3)	(5.0)	(8.5)
Loss on asset sales and sales of businesses, net	—	—	134.2	—
Operating income	113.2	29.9	178.6	50.4
Nonoperating retirement benefit income (expense)	(6.5)	57.9	(18.9)	44.3
Interest expense, net	(20.8)	(25.1)	(67.8)	(72.2)
Other income (expense), net	(18.5)	14.5	(15.3)	17.4
Income before income taxes	67.4	77.2	76.6	39.9
Income tax provision	3.0	22.0	11.3	31.5
Net income	64.4	55.2	65.3	8.4
Less: Net income attributable to noncontrolling interests	3.3	6.5	11.3	16.8
Net income (loss) attributable to ATI	$61.1	$48.7	$54.0	$(8.4)

Basic net income (loss) attributable to ATI per common share	$0.47	$0.38	$0.43	$(0.07)

Diluted net income (loss) attributable to ATI per common share	$0.42	$0.35	$0.42	$(0.07)
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$64.4	$55.2	$65.3	$8.4
Currency translation adjustment
Unrealized net change arising during the period	(30.0)	(5.0)	(59.2)	(2.8)
Reclassification adjustment included in net income	—	—	20.0	—
Total	(30.0)	(5.0)	(39.2)	(2.8)
Derivatives
Net derivatives gain on hedge transactions	7.7	6.7	48.4	14.1
Reclassification to net income of net realized gain	(7.1)	(3.0)	(32.5)	(6.2)
Income taxes on derivative transactions	—	—	—	—
Total	0.6	3.7	15.9	7.9
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	19.1	22.5	57.6	66.9
Prior service cost
Amortization to net income of net prior service credits	(0.1)	(0.4)	(0.4)	(1.4)
Settlement loss (gain) included in net income	—	(21.9)	29.5	(21.9)
Income taxes on postretirement benefit plans	—	(15.5)	—	(15.5)
Total	19.0	15.7	86.7	59.1
Other comprehensive income (loss), net of tax	(10.4)	14.4	63.4	64.2
Comprehensive income	54.0	69.6	128.7	72.6
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6.1)	5.7	(7.1)	18.5
Comprehensive income attributable to ATI	$60.1	$63.9	$135.8	$54.1

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Operating Activities:
Net income	$65.3	$8.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	107.1	108.0
Deferred taxes	2.2	1.9
Net gains from disposal of property, plant and equipment	(1.0)	(2.5)
Loss (gain) on sales of businesses	141.0	(13.7)
Changes in operating assets and liabilities:
Inventories	(212.0)	(63.4)
Accounts receivable	(224.4)	(158.0)
Accounts payable	52.2	0.6
Retirement benefits	2.4	(112.9)
Accrued liabilities and other	(32.2)	(13.2)
Cash used in operating activities	(99.4)	(244.8)
Investing Activities:
Purchases of property, plant and equipment	(100.5)	(104.2)
Proceeds from disposal of property, plant and equipment	1.5	2.9
Proceeds (transaction costs) from sales of businesses, net	(2.8)	53.0
Other	0.8	(0.2)
Cash used in investing activities	(101.0)	(48.5)
Financing Activities:
Borrowings on long-term debt	—	675.7
Payments on long-term debt and finance leases	(16.6)	(11.0)
Net (payments) borrowings under credit facilities	(16.0)	3.6
Debt issuance costs	—	(9.3)
Purchase of treasury stock	(104.9)	—
Sale of noncontrolling interests	0.9	—
Dividends paid to noncontrolling interests	(16.0)	—
Shares repurchased for income tax withholding on share-based compensation and other	(5.6)	(4.8)
Cash provided by (used in) financing activities	(158.2)	654.2
Increase (decrease) in cash and cash equivalents	(358.6)	360.9
Cash and cash equivalents at beginning of period	687.7	645.9
Cash and cash equivalents at end of period	$329.1	$1,006.8
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, June 30, 2021	$12.7	$1,587.5	$53.8	$(4.7)	$(1,176.3)	$133.1	$606.1
Net income	—	—	48.7	—	—	6.5	55.2
Other comprehensive income (loss)	—	—	—	—	15.2	(0.8)	14.4
Employee stock plans	—	4.6	—	(0.1)	—	—	4.5
Balance, September 30, 2021	$12.7	$1,592.1	$102.5	$(4.8)	$(1,161.1)	$138.8	$680.2
Balance, June 30, 2022	$13.1	$1,656.6	$38.9	$(36.8)	$(908.9)	$131.0	$893.9
Net income	—	—	61.1	—	—	3.3	64.4
Other comprehensive loss	—	—	—	—	(1.0)	(9.4)	(10.4)
Purchase of treasury stock	—	—	—	(15.0)	—	—	(15.0)
Employee stock plans	—	5.6	—	(0.1)	—	—	5.5
Balance, September 30, 2022	$13.1	$1,662.2	$100.0	$(51.9)	$(909.9)	$124.9	$938.4

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2020	$12.7	$1,625.5	$106.5	$—	$(1,223.6)	$120.3	$641.4
Net income (loss)	—	—	(8.4)	—	—	16.8	8.4
Other comprehensive income	—		—	—	62.5	1.7	64.2
Cumulative effect of adoption of new accounting standard	—	(49.8)	4.4	—	—	—	(45.4)
Employee stock plans	—	16.4	—	(4.8)	—	—	11.6
Balance, September 30, 2021	$12.7	$1,592.1	$102.5	$(4.8)	$(1,161.1)	$138.8	$680.2
Balance, December 31, 2021	$12.7	$1,596.7	$72.7	$(4.8)	$(991.7)	$147.1	$832.7
Net income	—	—	54.0	—	—	11.3	65.3
Other comprehensive income (loss)	—	—	—	—	81.8	(18.4)	63.4
Purchase of treasury stock	—	—	—	(104.9)	—	—	(104.9)
Conversion of convertible notes	0.3	45.4	(26.7)	63.5	—	—	82.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	0.9	0.9
Employee stock plans	0.1	20.1	—	(5.7)	—	—	14.5
Balance, September 30, 2022	$13.1	$1,662.2	$100.0	$(51.9)	$(909.9)	$124.9	$938.4

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
New Accounting Pronouncements Adopted
In November 2021, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to disclosures about certain types of government assistance. This new guidance requires business entities that account for transactions with a government by analogizing to a grant or contribution accounting model to make certain annual disclosures. It requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions on an entity’s financial statements. This new guidance is effective for the Company in fiscal year 2022, with early adoption permitted. The Company adopted this new accounting guidance effective January 1, 2022. The adoption of these changes does not have an impact on the Company’s consolidated financial statements other than the annual disclosure requirements.
Pending Accounting Pronouncements
In September 2022, the FASB issued new accounting guidance related to disclosures about supplier finance programs. Supplier finance programs allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid. This new guidance requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude, using both qualitative and quantitative information about its supplier finance programs. This new guidance, with the exception of disclosures on rollforward information, will be effective for the Company in fiscal year 2023, with early adoption permitted. The rollforward information disclosures are effective for the Company in fiscal year 2024, with early adoption permitted. The Company does not plan to early adopt this guidance. The adoption of these changes is not expected to have an impact on the Company’s consolidated financial statements other than disclosure requirements.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the third quarters and nine months ended September 30, 2022 and 2021 is included in the following tables.

(in millions)	Third quarter ended
	September 30, 2022			September 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$285.7	$26.9	$312.6	$120.4	$8.4	$128.8
Airframes- Commercial	49.8	81.6	131.4	35.0	36.3	71.3
Defense	38.5	47.6	86.1	52.1	30.7	82.8
Total Aerospace & Defense	374.0	156.1	530.1	207.5	75.4	282.9
Energy:
Oil & Gas	6.9	120.2	127.1	10.4	82.0	92.4
Specialty Energy	26.4	39.2	65.6	47.1	26.7	73.8
Total Energy	33.3	159.4	192.7	57.5	108.7	166.2
Automotive	3.5	66.1	69.6	2.1	76.2	78.3
Electronics	0.7	47.8	48.5	0.4	56.1	56.5
Construction/Mining	9.5	38.3	47.8	5.6	19.7	25.3
Medical	22.3	25.1	47.4	16.8	17.5	34.3
Food Equipment & Appliances	0.2	45.0	45.2	—	43.4	43.4
Other	14.1	36.6	50.7	10.1	28.7	38.8
Total	$457.6	$574.4	$1,032.0	$300.0	$425.7	$725.7

(in millions)	Nine months ended
	September 30, 2022			September 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$696.1	$61.8	$757.9	$338.3	$26.2	$364.5
Airframes- Commercial	130.9	200.3	331.2	95.6	88.3	183.9
Defense	120.6	123.6	244.2	172.0	97.9	269.9
Total Aerospace & Defense	947.6	385.7	1,333.3	605.9	212.4	818.3
Energy:
Oil & Gas	32.1	323.3	355.4	29.0	202.0	231.0
Specialty Energy	88.0	109.3	197.3	107.6	95.0	202.6
Total Energy	120.1	432.6	552.7	136.6	297.0	433.6
Automotive	8.7	227.4	236.1	5.5	232.3	237.8
Electronics	1.9	147.6	149.5	0.9	154.5	155.4
Food Equipment & Appliances	0.2	141.7	141.9	0.1	99.4	99.5
Construction/Mining	25.8	113.9	139.7	16.8	72.9	89.7
Medical	52.3	70.8	123.1	42.6	52.7	95.3
Other	38.7	110.6	149.3	33.1	71.7	104.8
Total	$1,195.3	$1,630.3	$2,825.6	$841.5	$1,192.9	$2,034.4

(in millions)	Third quarter ended
	September 30, 2022			September 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$221.6	$395.5	$617.1	$140.8	$256.5	$397.3
Europe	147.0	53.2	200.2	85.3	26.0	111.3
Asia	60.7	108.9	169.6	58.3	96.2	154.5
Canada	10.0	9.5	19.5	9.9	8.5	18.4
South America, Middle East and other	18.3	7.3	25.6	5.7	38.5	44.2
Total	$457.6	$574.4	$1,032.0	$300.0	$425.7	$725.7

(in millions)	Nine months ended
	September 30, 2022			September 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$557.8	$1,105.6	$1,663.4	$426.7	$700.2	$1,126.9
Europe	403.3	140.6	543.9	250.7	87.1	337.8
Asia	155.4	328.4	483.8	119.0	313.5	432.5
Canada	33.0	29.9	62.9	27.4	28.3	55.7
South America, Middle East and other	45.8	25.8	71.6	17.7	63.8	81.5
Total	$1,195.3	$1,630.3	$2,825.6	$841.5	$1,192.9	$2,034.4
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

	Third quarter ended
	September 30, 2022			September 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	52%	57%	54%	46%	45%	45%
Precision forgings, castings and components	32%	—%	15%	35%	—%	15%
Precision rolled strip products	—%	22%	12%	—%	33%	19%
Titanium and titanium-based alloys	16%	7%	11%	19%	7%	12%
Zirconium and related alloys	—%	14%	8%	—%	15%	9%
Total	100%	100%	100%	100%	100%	100%

	Nine months ended
	September 30, 2022			September 30, 2021
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	50%	55%	52%	43%	42%	43%
Precision forgings, castings and components	34%	—%	15%	37%	—%	16%
Precision rolled strip products	—%	25%	14%	—%	34%	19%
Titanium and titanium-based alloys	16%	6%	11%	20%	7%	12%
Zirconium and related alloys	—%	14%	8%	—%	17%	10%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $2.7 billion and $1.7 billion at September 30, 2022 and 2021, respectively. Due to the structure of the Company’s long-term agreements, approximately 80% of this backlog at September 30, 2022 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.

Contract balances
As of September 30, 2022 and December 31, 2021, accounts receivable with customers were $682.0 million and $473.8 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the nine months ended September 30, 2022 and 2021:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	September 30, 2022	September 30, 2021
Balance as of beginning of fiscal year	$3.8	$4.3
Expense to increase the reserve	0.7	0.4
Write-off of uncollectible accounts	(0.6)	(0.6)
Balance as of period end	$3.9	$4.1

(in millions)
Contract Assets
Short-term	September 30, 2022	September 30, 2021
Balance as of beginning of fiscal year	$53.9	$38.9
Recognized in current year	74.1	74.3
Reclassified to accounts receivable	(57.9)	(49.0)
Reclassification to/from long-term and contract liability	0.1	(8.5)
Balance as of period end	$70.2	$55.7

(in millions)
Contract Liabilities
Short-term	September 30, 2022	September 30, 2021
Balance as of beginning of fiscal year	$116.2	$111.8
Recognized in current year	105.3	102.0
Amounts in beginning balance reclassified to revenue	(80.8)	(75.2)
Current year amounts reclassified to revenue	(42.9)	(46.2)
Divestiture	—	(0.8)
Other	0.8	0.2
Reclassification to/from long-term and contract asset	22.1	(5.1)
Balance as of period end	$120.7	$86.7

Long-term (a)	September 30, 2022	September 30, 2021
Balance as of beginning of fiscal year	$84.4	$32.0
Recognized in current year	9.6	45.4
Reclassification to/from short-term	(22.0)	(3.4)
Balance as of period end	$72.0	$74.0
(a) Long-term contract liabilities are included in Other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $5.1 million and $5.2 million as of September 30, 2022 and December 31, 2021, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three and nine months ended September 30, 2022 was $0.2 million and $0.7 million, respectively. Contract cost amortization for the three and nine months ended September 30, 2021 was $0.2 million and $0.7 million, respectively.

Note 3. Inventories
Inventories at September 30, 2022 and December 31, 2021 were as follows (in millions):

	September 30, 2022	December 31, 2021
Raw materials and supplies	$195.6	$160.3
Work-in-process	988.0	829.6
Finished goods	102.7	121.8
Total inventories at current cost	1,286.3	1,111.7
Inventory valuation reserves	(69.4)	(65.4)
Total inventories, net	$1,216.9	$1,046.3
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at September 30, 2022 and December 31, 2021 was as follows (in millions):

	September 30, 2022	December 31, 2021
Land	$31.4	$34.4
Buildings	595.0	575.5
Equipment and leasehold improvements	2,821.6	2,870.2
	3,448.0	3,480.1
Accumulated depreciation and amortization	(1,951.3)	(1,951.6)
Total property, plant and equipment, net	$1,496.7	$1,528.5
The construction in progress portion of property, plant and equipment at September 30, 2022 was $211.4 million.
Note 5. Divestitures

As announced on March 3, 2022, ATI’s Board of Directors approved the divestiture of the Sheffield, UK operations, which included facilities for melting and re-melting, machining and bar mill operations, and was part of the Specialty Materials business in the HPMC segment. The Company’s Sheffield, UK operations were classified as held for sale as of March 31, 2022, and the terms of sale resulted in indicators of impairment in the long-lived assets of this disposal group. A $22.3 million long-lived asset impairment charge was recorded as part of the $25.1 million partial loss on sale of this business recorded in the first quarter 2022. This long-lived asset impairment charge was determined using the held for sale framework and represents Level 1 information in the fair value hierarchy.

On May 12, 2022, the Company completed the sale of its Sheffield, UK operations and recognized an additional $115.9 million loss in the second quarter of 2022, bringing the total loss on sale to $141.0 million for the nine months ended September 30, 2022. The loss on sale is reported in loss on asset sales and sales of businesses, net, on the consolidated statement of operations and is excluded from HPMC segment results. The loss includes $55.6 million related to the UK defined benefit pension plan, of which $26.1 million was reported as a net pension asset but which was in a deficit funding position for UK statutory reporting purposes, and $29.5 million in accumulated other comprehensive loss on the consolidated ATI balance sheet. The loss also includes $20.0 million of cumulative translation adjustment foreign exchange losses since ATI’s acquisition of these operations in 1998. The Company paid transaction costs, net of proceeds received, of $2.8 million in the second quarter of 2022, which is reported as an investing activity on the consolidated statement of cash flows, and expects to receive an additional approximately $3 million cash consideration on the sale of this business by the end of fiscal year 2022. In 2021, the Sheffield operations had external sales of $36 million, with over 80% of its sales to energy markets, primarily oil & gas, and had a net loss before tax of $9 million.
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
On August 13, 2021, the Company completed the sale of its Flowform Products business for $55 million. Located in Billerica, MA, this operation used flowforming process technologies to produce thin-walled components in net or near-net shapes across multiple alloy systems for use in the aerospace & defense and energy markets. The Company received cash proceeds, net of transaction costs and net working capital adjustments, of $53 million on the sale of this business during the quarter ended September 30, 2021, which is reported as an investing activity on the consolidated statement of cash flows. With $12.2 million of goodwill allocated to this operation from ATI’s Forged Products reporting unit, the Company recognized a $13.7 million pre-tax gain in the quarter ended September 30, 2021, which is recorded in other income/expense, net, on the consolidated statement of operations and is excluded from HPMC segment results. This business was reported as part of the HPMC segment through the date of sale.
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of September 30, 2022 were $65.3 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. The titanium alloy powders are being developed for use in additive manufacturing applications, including 3D printing. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners, and in the first quarter of 2022 the Company received $0.9 million from sales of noncontrolling interests to its joint venture partner, which is reported as a financing activity on the consolidated statements of cash flows. Cash and cash equivalents held by this joint venture as of September 30, 2022 were $1.5 million.

Equity Method Joint Ventures

A&T Stainless:
The Company has a 50% interest in A&T Stainless, a joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased its 50% joint venture interest in A&T Stainless in 2018 for $17.5 million, of which $12.0 million has been received by ATI through September 30, 2022. In October 2022, ATI received the remaining $5.5 million from Tsingshan. The A&T Stainless operations included the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provided hot-rolling conversion services to A&T Stainless using the AA&S segment’s HRPF. ATI accounts for the A&T Stainless joint venture under the equity method of accounting.

In March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the United States Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the United States Department of Commerce in the second quarter of 2020, and the 25% tariff remains in place. Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in the third quarter of 2020. In April 2022, ATI and A&T Stainless entered into a settlement agreement with the United States pursuant to which the United States, without admitting liability, agreed to refund a substantial portion of the Section 232 tariffs previously paid by A&T Stainless. As a result of the settlement agreement, A&T Stainless recorded tariff refunds and accrued interest of approximately $19.7 million, which was recognized as income by the joint venture in the second quarter of 2022. ATI’s share of A&T Stainless results was a loss of $0.5 million for the three months ended September 30, 2022 and income of $8.7 million for the nine months ended September 30, 2022, which included ATI’s $9.9 million share of the tariff refund and accrued interest. ATI’s share of A&T Stainless results was income of $0.3 million for the three months ended September 30, 2021 and a net loss of $0.6 million for the nine months ended September 30, 2021. ATI’s share of A&T Stainless results is included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results.

As of September 30, 2022 and December 31, 2021, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $2.9 million. For the September 30, 2022 balance of net receivables, $0.5 million was reported in prepaid expenses and other current assets and $2.4 million in other long-term assets on the consolidated balance sheet, while for December 31, 2021, $0.7 million was reported in prepaid expenses and other current assets and $2.2 million in other long-term assets.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $1.3 million and $2.5 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.

On March 9, 2022, the Company announced the termination of Uniti, LLC. The joint venture is expected to be dissolved in early 2023. No impairments were recorded as a result of the decision to terminate the Uniti joint venture.
Note 7. Supplemental Financial Statement Information
Other income (expense), net for the three and nine months ended September 30, 2022 and 2021 was as follows:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Rent and royalty income	$0.5	$0.2	$1.7	$0.7
Gains from disposal of property, plant and equipment, net	0.1	0.1	0.3	2.5
Net equity income on joint ventures (See Note 6)	0.8	0.4	11.2	0.4
Gain from sale of business (See Note 5)	—	13.7	—	13.7
Litigation reserve (see Note 16)	(19.9)	—	(28.5)	—
Other	$—	$0.1	$—	$0.1
Total other income (expense), net	$(18.5)	$14.5	$(15.3)	$17.4
Restructuring
Restructuring charges for the third quarter and nine months ended September 30, 2022 were a credit of $2.6 million and $5.0 million, respectively, for a reduction in severance-related reserves related to approximately 60 and 110 employees, respectively, based on changes in planned operating rates and revised workforce reduction estimates. Restructuring charges for the third quarter ended September 30, 2021 were a net credit of $2.3 million for a reduction in severance-related reserves related to approximately 50 employees based on changes in planned operating rates and revised workforce reduction estimates. Restructuring charges for the nine months ended September 30, 2021 were a net credit of $8.5 million, reflecting a $9.2 million reduction in severance-related reserves related to approximately 250 employees based on changes in planned operating rates and revised workforce reduction estimates, partially offset by $0.7 million of other costs related to facility idlings. These amounts were presented as restructuring charges/credits in the consolidated statements of operations and are excluded from segment EBITDA.

Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2021	$17.7
Adjustments	(5.0)
Payments	(2.8)
Balance at September 30, 2022	$9.9
The $9.9 million restructuring reserve balance at September 30, 2022 includes $2.8 million recorded in other current liabilities and $7.1 million recorded in other long-term liabilities on the consolidated balance sheet.
Note 8. Debt
Debt at September 30, 2022 and December 31, 2021 was as follows (in millions):

	September 30, 2022	December 31, 2021
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ATI Inc. 3.5% Convertible Senior Notes due 2025	291.4	291.4
ATI Inc. 4.75% Convertible Senior Notes due 2022	—	84.2
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
Term Loan due 2027	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	8.5	27.4
Finance leases and other	72.4	85.7
Debt issuance costs	(18.0)	(20.8)
Debt	1,729.3	1,842.9
Short-term debt and current portion of long-term debt	28.9	131.3
Long-term debt	$1,700.4	$1,711.6

(a) The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.
Revolving Credit Facility

On September 9, 2022, the Company amended and restated its Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s operations. As amended, the ABL facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. This amendment and restatement extended the ABL facility through September 2027 and includes an increase of $100 million in the revolving credit facility, to $600 million. The ABL continues to include a letter of credit sub-facility of up to $200 million and a $200 million term loan (Term Loan), and with the amendment now includes a swing loan facility of up to $60 million. The Term Loan can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, as amended, the Company has the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.

The ABL, as amended, has interest rates that are consistent with the previous facility, replacing LIBOR with Secured Overnight Financing Rate (SOFR) plus an applicable SOFR adjustment. The Term Loan, as amended, has an interest rate of 2.0% above adjusted SOFR. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings.

The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of September 30, 2022. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC. Costs associated with entering into the ABL amendment were $2.4 million, and are being amortized to interest expense over the extended term of the facility ending September 2027, along with $1.7 million of unamortized deferred costs previously recorded for the ABL. The ABL, as amended, also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of September 30, 2022, there were no outstanding borrowings under the revolving portion of the ABL facility, and $40.8 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL facility during the first nine months of 2022 or 2021. The Company also has foreign credit facilities, primarily in China, that total $58 million based on September 30, 2022 foreign exchange rates, under which $8.5 million and $27.4 million was drawn as of September 30, 2022 and December 31, 2021, respectively.
2025 Convertible Notes

As of September 30, 2022, the Company had $291.4 million aggregate principal amount of 3.5% Convertible Notes due 2025 (2025 Convertible Notes) outstanding, which mature on June 15, 2025. As of September 30, 2022 and December 31, 2021, the fair value of the 2025 Convertible Notes was $535 million and $379 million, respectively, based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the third quarters and nine months ended September 30, 2022 and 2021. Remaining deferred issuance costs were $5.2 million and $6.5 million at September 30, 2022 and December 31, 2021, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Contractual coupon rate	$2.5	$2.5	$7.6	$7.6
Amortization of debt issuance costs	0.4	0.5	1.3	1.3
Total interest expense	$2.9	$3.0	$8.9	$8.9

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

As of December 31, 2021, the fair value of the 2022 Convertible Notes was $102 million based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. Interest on the 2022 Convertible Notes at the 4.75% cash coupon rate was payable semi-annually in arrears on each January 1 and July 1. Including amortization of deferred issuance costs, the effective interest rate was 5.4% for the third quarter ended September 30, 2021 and nine months ended September 30, 2022 and 2021. Remaining deferred issuance costs were $0.3 million at December 31, 2021. Interest expense on the 2022 Convertible Notes was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Contractual coupon rate	$—	$1.0	$2.0	$3.0
Amortization of debt issuance costs	—	0.2	0.3	0.4
Total interest expense	$—	$1.2	$2.3	$3.4
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2022, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 6 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 11% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At September 30, 2022, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At September 30, 2022, the Company hedged approximately 75% of its forecasted domestic requirements for natural gas for the remainder of 2022, approximately 50% for 2023 and approximately 15% for 2024.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2022, the Company had no significant outstanding foreign currency forward contracts.

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

(In millions) Asset derivatives	Balance sheet location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other current assets	$1.1	$—
Foreign exchange contracts	Prepaid expenses and other current assets	0.5	—
Nickel and other raw material contracts	Prepaid expenses and other current assets	4.2	5.0
Natural gas contracts	Prepaid expenses and other current assets	9.6	2.0
Interest rate swap	Other assets	0.7	—
Nickel and other raw material contracts	Other assets	0.1	0.1
Natural gas contracts	Other assets	2.4	0.5
Total derivatives designated as hedging instruments		$18.6	$7.6
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$—	$0.9
Natural gas contracts	Other current liabilities	—	0.7
Nickel and other raw material contracts	Other current liabilities	3.6	0.2
Interest rate swap	Other long-term liabilities	—	0.7
Natural gas contracts	Other long-term liabilities	—	0.2
Nickel and other raw material contracts	Other long-term liabilities	0.2	—
Total derivatives designated as hedging instruments		$3.8	$2.7
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of September 30, 2022. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at September 30, 2022, a pre-tax gain of $11.8 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2022 and 2021 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended September 30,		Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Nickel and other raw material contracts	$(0.7)	$(0.2)	$0.8	$1.5
Natural gas contracts	5.4	5.6	4.1	1.0
Foreign exchange contracts	0.5	—	0.5	—
Interest rate swap	0.6	(0.2)	—	(0.2)
Total	$5.8	$5.2	$5.4	$2.3

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Nickel and other raw material contracts	$16.6	$2.6	$15.3	$4.1
Natural gas contracts	17.2	8.0	9.1	1.2
Foreign exchange contracts	0.9	0.1	0.6	—
Interest rate swap	2.1	(0.1)	(0.3)	(0.6)
Total	$36.8	$10.6	$24.7	$4.7
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
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2022 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$329.1	$329.1	$329.1	$—
Derivative financial instruments:
Assets	18.6	18.6	—	18.6
Liabilities	3.8	3.8	—	3.8
Debt (a)	1,747.3	1,839.6	1,558.7	280.9

The estimated fair value of financial instruments at December 31, 2021 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$687.7	$687.7	$687.7	$—
Derivative financial instruments:
Assets	7.6	7.6	—	7.6
Liabilities	2.7	2.7	—	2.7
Debt (a)	1,863.7	2,003.2	1,690.1	313.1
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total sales:
High Performance Materials & Components	$505.0	$325.0	$1,325.6	$908.9
Advanced Alloys & Solutions	646.8	464.7	1,805.5	1,280.1
	1,151.8	789.7	3,131.1	2,189.0
Intersegment sales:
High Performance Materials & Components	47.4	25.0	130.3	67.4
Advanced Alloys & Solutions	72.4	39.0	175.2	87.2
	119.8	64.0	305.5	154.6
Sales to external customers:
High Performance Materials & Components	457.6	300.0	1,195.3	841.5
Advanced Alloys & Solutions	574.4	425.7	1,630.3	1,192.9
	$1,032.0	$725.7	$2,825.6	$2,034.4

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
EBITDA:
High Performance Materials & Components	$85.8	$37.4	$214.2	$99.2
Advanced Alloys & Solutions	75.8	56.8	255.7	142.5
Total segment EBITDA	161.6	94.2	469.9	241.7
Corporate expenses	(14.2)	(12.9)	(47.9)	(41.0)
Closed operations and other expense	(6.3)	(1.4)	(12.8)	(4.5)
Depreciation & amortization (a)	(35.6)	(35.6)	(107.1)	(108.0)
Interest expense, net	(20.8)	(25.1)	(67.8)	(72.2)
Restructuring and other credits (charges)	(17.3)	2.3	(23.5)	8.5
Strike related costs	—	(22.9)	—	(63.2)
Retirement benefit settlement gain (See Note 12)	—	64.9	—	64.9
Gain (loss) on asset sales and sales of businesses, net (See Note 5)	—	13.7	(134.2)	13.7
Income before income taxes	$67.4	$77.2	$76.6	$39.9
a) The following is depreciation & amortization by each business segment:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

High Performance Materials & Components	$16.7	$18.2	$51.5	$57.0
Advanced Alloys & Solutions	17.1	16.3	50.0	47.9
Other	1.8	1.1	5.6	3.1
	$35.6	$35.6	$107.1	$108.0
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic. Results for the nine months ended September 30, 2022 include $34.3 million related to this government sponsored COVID relief in segment EBITDA. HPMC segment nine month results include $27.5 million of benefits from the Aviation Manufacturing Jobs

Protection Program and employee retention credits, and AA&S segment nine month results include $6.8 million in employee retention credits.
Corporate expenses in the third quarter and nine months ended September 30, 2022 reflect business transformation initiatives and higher incentive compensation costs compared to the prior year period. Closed operations in the third quarter and nine months ended September 30, 2022 primarily relate to changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury Center operation and higher legal costs for closed facilities.
Restructuring and other charges for the third quarter and nine months ended September 30, 2022 relate to $2.6 million and $5.0 million, respectively, of restructuring credits for a reduction in severance-related reserves (see Note 7). The third quarter and nine months ended September 30, 2022 also include a $19.9 million and $28.5 million charge, respectively, for a litigation reserve (see Note 16). Restructuring charges for the third quarter and nine months ended September 30, 2021 were a net credit of $2.3 million and $8.5 million, respectively, primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates (see Note 7).
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
Gain (loss) on asset sales and sales of businesses, net, for the nine months ended September 30, 2022 relate to a $141.0 million loss on the sale of the Company’s Sheffield, UK operations, partially offset by a $6.8 million gain from the sale of assets from the Pico Rivera, CA operations. Gain (loss) on asset sales and sales of businesses, net, for the third quarter and nine months ended September 30, 2022 relates to a $13.7 million gain on the sale of the Company’s Flowform Products operations.
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
For the three month periods ended September 30, 2022 and 2021, the components of pension and other postretirement benefit expense (income) for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Service cost - benefits earned during the year	$3.0	$3.8	$0.3	$0.4
Interest cost on benefits earned in prior years	17.2	17.1	1.9	1.9
Expected return on plan assets	(31.6)	(34.1)	—	—
Amortization of prior service cost (credit)	0.1	0.2	(0.2)	(0.6)
Amortization of net actuarial loss	15.8	18.9	3.3	3.6
Settlement gain	—	—	—	(64.9)
Total retirement benefit expense (income)	$4.5	$5.9	$5.3	$(59.6)

For the nine month periods ended September 30, 2022 and 2021, the components of pension and other postretirement benefit expense (income) for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost - benefits earned during the year	$9.0	$11.3	$0.8	$1.1
Interest cost on benefits earned in prior years	52.5	51.3	5.8	6.1
Expected return on plan assets	(96.6)	(102.3)	—	—
Amortization of prior service cost (credit)	0.3	0.5	(0.7)	(1.9)
Amortization of net actuarial loss	47.7	56.7	9.9	10.2
Settlement loss (gain)	29.5	—	—	(64.9)
Total retirement benefit expense (income)	$42.4	$17.5	$15.8	$(49.4)
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
On July 14, 2021, ATI announced that a new four-year labor agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW) was ratified. As a result of this new agreement, ATI recognized a $64.9 million pretax gain in the third quarter of 2021, which is recorded in nonoperating retirement benefit income/expense on the consolidated statement of operations, related to a plan termination that eliminated certain postretirement medical benefit liabilities, comprised of $43.0 million of long-term postretirement benefit liabilities as of July 2021 and $21.9 million of amounts recorded in accumulated other comprehensive income at that date. Discrete tax effects related to this event were $15.5 million of income tax expense (see Note 13 for further discussion).
Note 13. Income Taxes

The provision for income taxes for the third quarter and nine months ended September 30, 2022 was $3.0 million and $11.3 million, respectively. Tax expense in 2022 is mainly attributable to the Company’s foreign operations. The tax expense for the third quarter and nine months ended September 30, 2022 was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance, operations combined with the U.S. jurisdiction. The provision for income taxes for the third quarter and nine months ended September 30, 2021 was $22.0 million and $31.5 million, respectively. The 2021 tax expense includes $15.5 million of discrete tax expense related to the postretirement medical benefits gain discussed in Note 12, in accordance with ATI’s accounting policy for recognizing deferred tax amounts stranded in accumulated other comprehensive income. The third quarter and nine months ended September 30, 2021 utilized an annual effective tax rate calculation for its foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to its U.S. jurisdiction.

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

Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

(In millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Numerator for basic income (loss) per common share –
Net income (loss) attributable to ATI	$61.1	$48.7	$54.0	$(8.4)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	1.1	—	—
3.5% Convertible Senior Notes due 2025	2.8	2.9	—	—
Numerator for diluted net income (loss) per common share –
Net income (loss) attributable to ATI after assumed conversions	$63.9	$52.7	$54.0	$(8.4)
Denominator:
Denominator for basic net income (loss) per common share – weighted average shares	129.8	127.2	126.9	127.0
Effect of dilutive securities:
Share-based compensation	2.2	0.8	2.0	—
4.75% Convertible Senior Notes due 2022	—	5.8	—	—
3.5% Convertible Senior Notes due 2025	18.8	18.8	—	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	150.8	152.6	128.9	127.0
Basic net income (loss) attributable to ATI per common share	$0.47	$0.38	$0.43	$(0.07)
Diluted net income (loss) attributable to ATI per common share	$0.42	$0.35	$0.42	$(0.07)
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. The 2022 Convertible Notes were converted as of June 30, 2022 (see Note 8 for further explanation). There were no anti-dilutive shares for the three months ended September 30, 2022, and 22.5 million anti-dilutive shares for the nine months ended September 30, 2022. There were no anti-dilutive shares for the three months ended September 30, 2021, and 25.6 million anti-dilutive shares for the nine months ended September 30, 2021.
On February 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $150 million of ATI stock. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and it may be modified, suspended, or terminated at any time by the Board of Directors without prior notice. In the three and nine months ended September 30, 2022, ATI used $15.0 million and $104.9 million, respectively, to repurchase 0.5 million and 4.0 million shares, respectively, of its common stock under this program.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three month period ended September 30, 2022 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2022		$(883.0)		$(65.1)		$16.8		$22.4	$(908.9)
OCI before reclassifications		—		(20.6)		5.8		—	(14.8)
Amounts reclassified from AOCI	(a)	14.5	(c)	—	(d)	(5.4)	(e)	4.7	13.8
Net current-period OCI		14.5		(20.6)		0.4		4.7	(1.0)
Balance, September 30, 2022		$(868.5)		$(85.7)		$17.2		$27.1	$(909.9)
Attributable to noncontrolling interests:
Balance, June 30, 2022		$—		$17.0		$—		$—	$17.0
OCI before reclassifications		—		(9.4)		—		—	(9.4)
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		(9.4)		—		—	(9.4)
Balance, September 30, 2022		$—		$7.6		$—		$—	$7.6
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2022 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2021		$(947.7)		$(64.9)		$5.1		$15.8	$(991.7)
OCI before reclassifications		—		(40.8)		36.8		—	(4.0)
Amounts reclassified from AOCI	(a)	79.2	(b)	20.0	(d)	(24.7)	(e)	11.3	85.8
Net current-period OCI		79.2		(20.8)		12.1		11.3	81.8
Balance, September 30, 2022		$(868.5)		$(85.7)		$17.2		$27.1	$(909.9)
Attributable to noncontrolling interests:
Balance, December 31, 2021		$—		$26.0		$—		$—	$26.0
OCI before reclassifications		—		(18.4)		—		—	(18.4)
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		(18.4)		—		—	(18.4)
Balance, September 30, 2022		$—		$7.6		$—		$—	$7.6

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
(e)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended September 30, 2021 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2021		$(1,086.9)		$(55.8)		$5.1		$(38.7)	$(1,176.3)
OCI before reclassifications		—		(4.2)		5.2		—	1.0
Amounts reclassified from AOCI	(a)	4.0	(b)	—	(c)	(2.3)	(d)	12.5	14.2
Net current-period OCI		4.0		(4.2)		2.9		12.5	15.2
Balance, September 30, 2021		$(1,082.9)		$(60.0)		$8.0		$(26.2)	$(1,161.1)
Attributable to noncontrolling interests:
Balance, June 30, 2021		$—		$23.7		$—		$—	$23.7
OCI before reclassifications		—		(0.8)		—		—	(0.8)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.8)		—		—	$(0.8)
Balance, September 30, 2021		$—		$22.9		$—		$—	$22.9
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2021 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2020		$(1,119.9)		$(55.5)		$2.1		$(50.3)	$(1,223.6)
OCI before reclassifications		—		(4.5)		10.6		—	6.1
Amounts reclassified from AOCI	(a)	37.0	(b)	—	(c)	(4.7)	(d)	24.1	56.4
Net current-period OCI		37.0		(4.5)		5.9		24.1	62.5
Balance, September 30, 2021		$(1,082.9)		$(60.0)		$8.0		$(26.2)	$(1,161.1)
Attributable to noncontrolling interests:
Balance, December 31, 2020		$—		$21.2		$—		$—	$21.2
OCI before reclassifications		—		1.7		—		—	1.7
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		1.7		—		—	$1.7
Balance, September 30, 2021		$—		$22.9		$—		$—	$22.9
9

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

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2022 and 2021 were as follows:

	Amounts reclassified out of AOCI
Details about AOCI Components (In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.1	$0.4	$0.4	$1.4	(a)
Actuarial losses	(19.1)	(22.5)	(57.6)	(66.9)	(a)
Settlement gain (loss)	—	21.9	(29.5)	21.9	(b)
	(19.0)	(0.2)	(86.7)	(43.6)	(d)	Total before tax
	(4.5)	3.8	(7.5)	(6.6)		Tax expense (benefit) (e)
	$(14.5)	$(4.0)	$(79.2)	$(37.0)		Net of tax

Currency translation adjustment	$—	$—	$(20.0)	$—	(b,d)

Derivatives
Nickel and other raw material contracts	$1.0	$2.0	$20.1	$5.4	(c)
Natural gas contracts	5.4	1.3	12.0	1.6	(c)
Foreign exchange contracts	0.7	—	0.8	—	(c)
Interest rate swap	—	(0.3)	(0.4)	(0.8)	(c)
	7.1	3.0	32.5	6.2	(d)	Total before tax
	1.7	0.7	7.8	1.5		Tax expense (e)
	$5.4	$2.3	$24.7	$4.7		Net of tax

(a)Amounts are reported in nonoperating retirement benefit expense (see Note 12).
(b)Amounts in 2022 were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, UK operations (see Note 5). Amounts in 2021 are reported in nonoperating retirement benefit expense (see Note 12).
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
At September 30, 2022, the Company’s reserves for environmental remediation obligations totaled approximately $13 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $2 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
ATI Titanium LLC (ATI Titanium), a subsidiary of ATI Inc., was party to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement. ATI Titanium and USM reached a settlement for $28.5 million. The Company recorded a $28.5 million litigation reserve on this matter for the nine months ended September 2022, of which $19.9 million was recorded in the third quarter of 2022 and is reported within other (nonoperating) expense on the consolidated statement of operations. Based on the terms of the settlement, the Company expects to pay the $28.5 million in the fourth quarter of 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing over 45% of sales for the nine months ended September 30, 2022, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, downstream processing, and specialty energy, as well as the medical and electronics markets. In aggregate, these markets represent more than 75% of our 2022 revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in next-generation jet engines and 3D-printed aerospace products.
Third quarter 2022 sales increased 42% to $1.03 billion, compared to sales of $725.7 million for the third quarter of 2021, primarily due to a significant recovery in demand for commercial aerospace products, which is our largest end market. Our gross profit for the third quarter of 2022 was $183.8 million, or 17.8% of sales, compared to $82.5 million, or 11.4% of sales, for the third quarter 2021, a $101.3 million, or 640 basis point, increase reflecting benefits of our ongoing transformation with a focus on the key growth markets of aerospace and defense, and our streamlined value-add production capabilities. Third quarter 2021 results included negative impacts from a labor strike of $22.9 million, which are excluded from our segment results and included costs for below-normal operating rates as production returned to normal levels following the end of the strike in mid-July 2021.
Third quarter 2022 and 2021 results include $2.6 million and $2.3 million, respectively, of net credits for previously-recognized restructuring charges, primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates. Third quarter 2021 results include a $64.9 million retirement benefit settlement gain related to a plan termination that eliminated certain postretirement medical benefit liabilities, which is recorded in nonoperating retirement benefit income/expense on the consolidated statement of operations. Other nonoperating income (expense) for the third quarter of 2022 includes a $19.9 million charge for the settlement of litigation with U.S. Magnesium, LLC related to the closed Rowley, UT titanium sponge production facility. Other nonoperating income (expense) for the third quarter of 2021 includes a $13.7 million gain on the sale of our Flowform Products business. All of these items are excluded from segment EBITDA.
Our pretax income was $67.4 million in the third quarter of 2022, compared to $77.2 million in the prior year period. Income tax expense for the third quarter of 2022 was $3.0 million primarily related to our Asian precision rolled strip business, and income tax expense for the third quarter of 2021 was $22.0 million, including $15.5 million of discrete tax expense related to the retirement benefit settlement gain. ATI continues to maintain a valuation allowance on its U.S. deferred tax assets. Net income attributable to ATI was $61.1 million, or $0.42 per share, in the third quarter of 2022, compared to $48.7 million, or $0.35 per share, for the third quarter of 2021.
Adjusted EBITDA was $141.1 million, or 13.7% of sales, for the third quarter 2022, and $79.9 million, or 11.0% of sales, for the prior year third quarter. EBITDA and Adjusted EBITDA are measures utilized by ATI that we believe are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We categorically define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We categorically define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring charges/credits, strike related costs, long-lived asset impairments and other postretirement/pension curtailment and settlement gains and losses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Liquidity and Financial Condition section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.
Compared to the third quarter 2021, sales increased 53% in the HPMC business segment and 35% in the AA&S business segment. In aggregate, ATI’s aerospace & defense markets sales increased 87% to $530 million in the third quarter 2022, compared to $283 million the third quarter 2021, reflecting increasing demand for commercial aerospace jet engine and airframe products. In the HPMC segment, third quarter 2022 sales of commercial jet engine products increased 137% compared to the prior year period.
Results for the first nine months of 2022 were sales of $2.83 billion and income before tax of $76.6 million, compared to sales of $2.03 billion and income before tax of $39.9 million for the first nine months of 2021. Our results for the first nine months of 2022 reflect benefits of our ongoing transformation with a focus on the key growth markets of aerospace and defense, most notably jet engine materials and components, and our streamlined value-add production capabilities. Our gross profit was $529 million, or 18.7% of sales, compared to gross profit of $211.0 million, or 10.4% of sales, for the first nine months of 2021, a $318 million, or 830 basis point, increase. Results in the first nine months of 2022 include $34.3 million of benefits from management actions to access available grants and other forms of COVID-19 relief available from previously-enacted U.S. legislation. These benefits included $16.8 million of a $22.4 million grant under the Aviation Manufacturing Jobs Protection (AMJP) program for our operations in the HPMC segment, which helped fund ongoing wage and benefit costs for a six-month period through May 2022, and $17.5 million in employee retention credits applicable across all of ATI’s domestic operations, largely for preserving jobs throughout the global pandemic-related economic downturn. Additionally, our strategic transformation efforts within the AA&S segment to eliminate production of lower-margin standard stainless sheet products in the SRP business is now complete. The 2021 results include the $63.2 million of strike related costs which are excluded from segment results.
The nine month 2022 results include a $141.0 million loss on the May 12, 2022 sale of the Sheffield, UK operations, which is reported in loss on asset sales and sales of businesses, net. The Sheffield operations were part of the HPMC segment, and were not well-aligned with ATI’s strategic focus. In 2021, the Sheffield operations had external sales of $36 million, with over 80% of its sales to energy markets, primarily oil & gas, and had a net loss before tax of $9 million. Loss on asset sales and sales of businesses, net, for the first nine months of 2022 also included a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations as part of the strategy to exit standard stainless products. Nine month 2022 and 2021 results also include $5.0 million and $8.5 million, respectively, of net credits for adjustments to previously-recognized restructuring charges. The gains/losses on sale and restructuring credits are excluded from segment results.
Results for the first nine months of 2021 include a $64.9 million retirement benefit settlement gain related to a plan termination that eliminated certain postretirement medical benefit liabilities, which is recorded in nonoperating retirement benefit income/expense on the consolidated statement of operations. Other nonoperating income (expense) for the first nine months of 2022 includes a $28.5 million charge for the settlement of litigation with U.S. Magnesium, LLC related to the closed Rowley, UT titanium sponge production facility, partially offset by a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 claims, which is included in AA&S segment results. Other nonoperating income (expense) for the first nine months of 2021 includes a $13.7 million gain on the sale of our Flowform Products business.
Our pretax income was $76.6 million in the first nine months of 2022, compared to income of $39.9 million in the prior year period. Income tax expense for the first nine months of 2022 was $11.3 million primarily related to our Asian precision rolled strip business, and income tax expense for the first nine months of 2021 was $31.5 million, including $15.5 million of discrete tax expense related to the retirement benefit settlement gain. Net income attributable to ATI was $54.0 million, or $0.42 per share, in the first nine months of 2022, compared to a net loss attributable to ATI of $8.4 million, or ($0.07) per share, for the first nine months of 2021.
Compared to the first nine months of 2021, sales increased 42% in the HPMC business segment and 37% in the AA&S business segment. Sales to the aerospace & defense markets in the HPMC segment were 56% higher than the first nine months of 2021, due to improvements in the commercial aerospace market. AA&S sales reflect higher sales across most major markets, particularly an 82% increase in the aerospace & defense markets and a 46% increase in the energy market. Prior year results included impacts from the USW labor strike, which predominantly affected the AA&S segment.

Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2022 and 2021 is shown below.

	Three months ended		Three months ended
Markets	September 30, 2022		September 30, 2021
Aerospace & Defense:
Jet Engines- Commercial	$312.6	30%	$128.8	18%
Airframes- Commercial	131.4	13%	71.3	10%
Defense	86.1	8%	82.8	11%
Total Aerospace & Defense	$530.1	51%	$282.9	39%
Energy:
Oil & Gas	127.1	12%	92.4	13%
Specialty Energy	65.6	7%	73.8	10%
Total Energy	192.7	19%	166.2	23%
Automotive	69.6	7%	78.3	11%
Electronics	48.5	5%	56.5	8%
Construction/Mining	47.8	5%	25.3	3%
Medical	47.4	4%	34.3	5%
Food Equipment & Appliances	45.2	4%	43.4	6%
Other	50.7	5%	38.8	5%
Total	$1,032.0	100%	$725.7	100%

	Nine months ended		Nine months ended
Markets	September 30, 2022		September 30, 2021
Aerospace & Defense:
Jet Engines- Commercial	$757.9	27%	$364.5	18%
Airframes- Commercial	331.2	12%	183.9	9%
Defense	244.2	9%	269.9	13%
Total Aerospace & Defense	$1,333.3	48%	$818.3	40%
Energy:
Oil & Gas	355.4	13%	231.0	11%
Specialty Energy	197.3	7%	202.6	10%
Total Energy	552.7	20%	433.6	21%
Automotive	236.1	8%	237.8	12%
Electronics	149.5	5%	155.4	8%
Food Equipment & Appliances	141.9	5%	99.5	5%
Construction/Mining	139.7	5%	89.7	4%
Medical	123.1	4%	95.3	5%
Other	149.3	5%	104.8	5%
Total	$2,825.6	100%	$2,034.4	100%
For the third quarter 2022, international sales of $421 million, or 41% of total sales, increased from $328 million in the third quarter 2021. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.

Comparative information for our major products based on their percentages of revenues are shown below. We no longer report standard stainless product sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Nickel-based alloys and specialty alloys	54%	45%	52%	43%
Precision forgings, castings and components	15%	15%	15%	16%
Precision rolled strip products	12%	19%	14%	19%
Titanium and titanium-based alloys	11%	12%	11%	12%
Zirconium and related alloys	8%	9%	8%	10%
Total	100%	100%	100%	100%

Segment EBITDA for the third quarter 2022 was $161.6 million, or 15.7% of sales, compared to segment EBITDA of $94.2 million, or 13.0% of sales, for the third quarter of 2021. Segment EBITDA for the first nine months of 2022 was $469.9 million, or 16.6% of sales, compared to segment EBITDA of $241.7 million, or 11.9% of sales, for the first nine months of 2021. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, categorically excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Results on our management basis of reporting were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales:
High Performance Materials & Components	$457.6	$300.0	$1,195.3	$841.5
Advanced Alloys & Solutions	574.4	425.7	1,630.3	1,192.9
Total external sales	$1,032.0	$725.7	$2,825.6	$2,034.4

EBITDA:
High Performance Materials & Components	$85.8	$37.4	$214.2	$99.2
% of Sales	18.8%	12.5%	17.9%	11.8%
Advanced Alloys & Solutions	75.8	56.8	255.7	142.5
% of Sales	13.2%	13.3%	15.7%	11.9%
Total segment EBITDA	$161.6	$94.2	$469.9	$241.7
% of Sales	15.7%	13.0%	16.6%	11.9%

Corporate expenses	(14.2)	(12.9)	(47.9)	(41.0)
Closed operations and other expense	(6.3)	(1.4)	(12.8)	(4.5)
ATI Adjusted EBITDA	141.1	79.9	409.2	196.2

Depreciation & amortization	(35.6)	(35.6)	(107.1)	(108.0)
Interest expense, net	(20.8)	(25.1)	(67.8)	(72.2)
Restructuring and other credits (charges)	(17.3)	2.3	(23.5)	8.5
Strike related costs	—	(22.9)	—	(63.2)
Retirement benefit settlement gain	—	64.9	—	64.9
Gain (loss) on asset sales and sales of businesses, net	—	13.7	(134.2)	13.7
Income before income taxes	67.4	77.2	76.6	39.9
Income tax provision	3.0	22.0	11.3	31.5
Net income	64.4	55.2	65.3	8.4
Less: Net income attributable to noncontrolling interests	3.3	6.5	11.3	16.8
Net income (loss) attributable to ATI	$61.1	$48.7	$54.0	$(8.4)

As part of managing the performance of our business, we focus on controlling Managed Working Capital, which we define as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. We exclude the effects of inventory valuation reserves and reserves for uncollectible accounts receivable when computing this non-GAAP performance measure, which is not intended to replace Working Capital or to be used as a measure of liquidity. We assess Managed Working Capital performance as a percentage of the prior three months annualized sales to evaluate the asset intensity of our business. At September 30, 2022, Managed Working Capital decreased as a percentage of annualized total ATI sales to 36.5% compared to 37.5% at December 31, 2021, as the operating efficiency of the business improved. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 8% as of September 30, 2022 compared to year end 2021, primarily due to increased foreign sales that generally have a longer collection cycle. Gross inventory turns improved 13% as of September 30, 2022 compared to year end 2021, as an improvement in the pace of inventory flow across our operations was partially offset by higher overall inventory levels due to both rising raw material values and management actions to secure adequate supplies of key raw materials in response to supply chain uncertainties.
The computations of Managed Working Capital at September 30, 2022 and December 31, 2021, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

	September 30,	December 31,
(In millions)	2022	2021
Accounts receivable	$678.1	$470.0
Short-term contract assets	70.2	53.9
Inventory	1,216.9	1,046.3
Accounts payable	(410.2)	(375.5)
Short-term contract liabilities	(120.7)	(116.2)
Subtotal	1,434.3	1,078.5
Allowance for doubtful accounts	3.9	3.8
Inventory valuation reserves	69.4	65.4
Managed working capital	$1,507.6	$1,147.7
Annualized prior 3 months sales	$4,128.0	$3,061.5
Managed working capital as a % of annualized sales	36.5%	37.5%
Business Segment Results
High Performance Materials & Components Segment
Third quarter 2022 sales were $457.6 million, increasing 53% compared to the third quarter 2021, reflecting increasing commercial aerospace demand. Sales to the commercial aerospace market increased 116%, reflecting a 137% increase in commercial jet engines, while defense sales declined 27% based on the timing of orders for the next phase of several defense programs. Overall aerospace and defense market sales were 82% of total HPMC sales in the third quarter of 2022. Sales to the energy markets decreased 43%, mainly due to lower specialty energy sales to Asian markets.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2022 and 2021 is as follows:

	Three months ended		Three months ended
Markets	September 30, 2022		September 30, 2021
Aerospace & Defense:
Jet Engines- Commercial	$285.7	63%	$120.4	40%
Airframes- Commercial	49.8	11%	35.0	12%
Defense	38.5	8%	52.1	17%
Total Aerospace & Defense	374.0	82%	207.5	69%
Energy:
Oil & Gas	6.9	1%	10.4	3%
Specialty Energy	26.4	6%	47.1	16%
Total Energy	33.3	7%	57.5	19%
Medical	22.3	5%	16.8	6%
Construction/Mining	9.5	2%	5.6	2%
Other	18.5	4%	12.6	4%
Total	$457.6	100%	$300.0	100%

International sales represented 53% of total segment sales for the third quarter 2022, which was consistent with the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended September 30, 2022 and 2021, is as follows:

	Three months ended September 30,
	2022	2021
Nickel-based alloys and specialty alloys	52%	46%
Precision forgings, castings and components	32%	35%
Titanium and titanium-based alloys	16%	19%
Total	100%	100%

Segment EBITDA in the third quarter 2022 increased to $85.8 million, or 18.8% of total sales, compared to $37.4 million, or 12.5% of total sales, for the third quarter 2021, a 630 basis point improvement in operating margins reflecting higher sales of next-generation jet engine products and higher facility utilization levels.
Sales for the first nine months of 2022 were $1.20 billion, increasing 42% compared to the first nine months of 2021, reflecting higher sales across most end markets, led by commercial jet engines. Consistent with the trends in quarterly results, sales to the commercial aerospace market increased 91%, reflecting a 106% increase in commercial jet engines, while defense sales declined 30% based on the timing of orders for the next phase of several defense programs. Sales to the energy markets decreased 12% with higher sales for oil & gas applications more than offset by declines in demand for specialty energy applications.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2022 and 2021 is as follows:

	Nine months ended		Nine months ended
Markets	September 30, 2022		September 30, 2021
Aerospace & Defense:
Jet Engines- Commercial	$696.1	58%	$338.3	40%
Airframes- Commercial	130.9	11%	95.6	11%
Defense	120.6	10%	172.0	21%
Total Aerospace & Defense	947.6	79%	605.9	72%
Energy:
Oil & Gas	32.1	3%	29.0	3%
Specialty Energy	88.0	7%	107.6	13%
Total Energy	120.1	10%	136.6	16%
Medical	52.3	5%	42.6	5%
Construction/Mining	25.8	2%	16.8	2%
Other	49.5	4%	39.6	5%
Total	$1,195.3	100%	$841.5	100%
International sales represented 54% of total segment sales for the first nine months of 2022. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the nine months ended September 30, 2022 and 2021, is as follows:

	Nine months ended September 30,
	2022	2021
Nickel-based alloys and specialty alloys	50%	43%
Precision forgings, castings and components	34%	37%
Titanium and titanium-based alloys	16%	20%
Total	100%	100%
Segment EBITDA in the first nine months of 2022 increased to $214.2 million, or 17.9% of total sales, compared to $99.2 million, or 11.8% of total sales, for the first nine months of 2021, a 610 basis point improvement in operating margins reflecting higher sales of next-generation jet engine products and higher facility utilization levels. Results in the first nine months of 2022 include $27.5 million of benefits from the AMJP program and employee retention credits, partially offset by labor and other costs related to ramp readiness.
HPMC first nine months of 2022 results reflect an ongoing recovery with improvements in many of our key end markets, most notably jet engine materials and components, as well as the continued benefits from our aggressive 2020 cost cutting actions and recent share gains. Looking ahead to the fourth quarter of 2022, we anticipate continued strong demand for commercial aerospace products. Demand for our commercial airframe long-form products in the HPMC segment is projected to increase over the longer-term due in part to the reordering of the commercial aerospace supply chain in response to the Russia/Ukraine conflict. While availability of raw material inputs for our melting processes remains adequate during the ongoing Russia/Ukraine conflict, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.
Advanced Alloys & Solutions Segment
Third quarter 2022 sales were $574.4 million, increasing 35% compared to the third quarter of 2021. The prior year period included impacts from a labor strike that ended in mid-July 2021, which reduced sales in that period. Sales to the aerospace & defense markets increased 107%, due in part to a significant increase in commercial airframe demand for various flat-rolled product forms. Sales to the energy markets were 47% higher than the prior year quarter, led by chemical and hydrocarbon industry applications increasing 160%. Sales at our STAL Precision Rolled Strip facility in China continue to be negatively impacted by Covid-related market interruptions.

Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2022 and 2021 is shown below.

	Three months ended		Three months ended
Markets	September 30, 2022		September 30, 2021
Energy:
Oil & Gas	$120.2	21%	$82.0	19%
Specialty Energy	39.2	7%	26.7	6%
Total Energy	159.4	28%	108.7	25%
Aerospace & Defense:
Jet Engines- Commercial	26.9	5%	8.4	2%
Airframes- Commercial	81.6	14%	36.3	9%
Defense	47.6	8%	30.7	7%
Total Aerospace & Defense	156.1	27%	75.4	18%
Automotive	66.1	11%	76.2	18%
Electronics	47.8	8%	56.1	13%
Food Equipment & Appliances	45.0	8%	43.4	10%
Construction/Mining	38.3	7%	19.7	5%
Other	61.7	11%	46.2	11%
Total	$574.4	100%	$425.7	100%
International sales represented 31% of total segment sales for the third quarter 2022, compared to 40% in the prior year’s third quarter. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended September 30, 2022 and 2021, are presented in the following table. We no longer report standard stainless product sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. HRPF conversion service sales are excluded from this presentation.

	Three months ended September 30,
	2022	2021
Nickel-based alloys and specialty alloys	57%	45%
Precision rolled strip products	22%	33%
Zirconium and related alloys	14%	15%
Titanium and titanium-based alloys	7%	7%
Total	100%	100%

Segment EBITDA was $75.8 million, or 13.2% of sales, for the third quarter 2022, compared to segment EBITDA of $56.8 million, or 13.3% of sales, for the third quarter 2021. Although results reflect a stronger product mix of nickel-alloy mill products as our exit of standard stainless products was completed, declining raw material surcharges and negative impacts on our STAL Precision Rolled Strip facility in China from Covid-related market interruptions resulted in margins remaining flat to prior year. Strike related costs of $21.5 million for the third quarter of 2021, primarily related to lower productivity and utilization levels, were excluded from AA&S segment results.
Sales for the first nine months of 2022 were $1.63 billion, increasing 37% compared to the first nine months of 2021, which included impacts from a multi-month labor strike which reduced sales in the prior year period. Sales to the aerospace & defense markets increased 82%, due in part to a significant increase in commercial airframe demand for various flat-rolled product forms. Sales to the energy markets were 46% higher led by chemical and hydrocarbon industry applications increasing 104%. Increased sales prices, resulting from higher base prices and elevated raw material pass-through mechanisms, also drove revenue increases compared to the prior year-to-date period and helped offset inflationary impacts. Sales at our STAL Precision Rolled Strip facility in China continue to be negatively impacted by Covid-related market interruptions.

Comparative information for our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2022 and 2021 is shown below.

	Nine months ended		Nine months ended
Markets	September 30, 2022		September 30, 2021
Energy:
Oil & Gas	323.3	20%	202.0	17%
Specialty Energy	109.3	6%	95.0	8%
Total Energy	432.6	26%	297.0	25%
Aerospace & Defense:
Jet Engines- Commercial	61.8	4%	26.2	2%
Airframes- Commercial	200.3	12%	88.3	8%
Defense	123.6	8%	97.9	8%
Total Aerospace & Defense	385.7	24%	212.4	18%
Automotive	227.4	14%	232.3	20%
Electronics	147.6	9%	154.5	13%
Food Equipment & Appliances	141.7	9%	99.4	8%
Construction/Mining	113.9	7%	72.9	6%
Other	181.4	11%	124.4	10%
Total	$1,630.3	100%	$1,192.9	100%
International sales represented 32% of total segment sales for the first nine months of 2022. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the nine months ended September 30, 2022 and 2021, are presented in the following table. We no longer report standard stainless product sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. HRPF conversion service sales are excluded from this presentation.

	Nine months ended September 30,
	2022	2021
Nickel-based alloys and specialty alloys	55%	42%
Precision rolled strip products	25%	34%
Zirconium and related alloys	14%	17%
Titanium and titanium-based alloys	6%	7%
Total	100%	100%
Segment EBITDA was $255.7 million, or 15.7% of sales, for the first nine months of 2022, compared to segment EBITDA of $142.5 million, or 11.9% of sales, for the first nine months of 2021. Compared to the prior year period, results reflect a stronger product mix of nickel-alloy mill products as we completed our exit of standard stainless products. Sales of exotic materials from our Specialty Alloys & Components business and improved operating performance also drove AA&S segment margin growth. The 2022 segment EBITDA includes a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 tariff claims and $6.8 million of employee retention credits, partially offset by labor and other costs related to ramp readiness. Strike related costs, primarily related to lower productivity and utilization levels, were excluded from AA&S segment results.
We expect AA&S sales to be sequentially lower in the fourth quarter of 2022 based on falling raw material surcharges and planned operating rates to further reduce managed working capital. Sales of commercial airframe flat-form products in the AA&S segment are projected to increase over the longer-term due in part to the repositioning of the commercial aerospace supply chain in response to the Russia/Ukraine conflict. While availability of raw materials for our melting processes remains adequate during the ongoing Russia/Ukraine conflict, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.

Corporate Items
Corporate expenses for the third quarter of 2022 were $14.2 million, compared to $12.9 million for the third quarter 2021. For the nine months ended September 30, 2022, corporate expenses were $47.9 million, compared to $41.0 million for the nine months ended September 30, 2021. The current year increases reflect business transformation initiatives and higher incentive compensation costs compared to the prior year periods.
Closed operations and other expense for the third quarter 2022 was $6.3 million, compared to $1.4 million for the third quarter 2021. For the nine months ended September 30, 2022, closed operations and other expenses were $12.8 million, compared to $4.5 million for the nine months ended September 30, 2021. Increases in closed operations and other expense in 2022 are largely due to changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation and higher legal costs for closed facilities.
The following is depreciation & amortization by each business segment:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

High Performance Materials & Components	$16.7	$18.2	$51.5	$57.0
Advanced Alloys & Solutions	17.1	16.3	50.0	47.9
Other	1.8	1.1	5.6	3.1
	$35.6	$35.6	$107.1	$108.0
Interest expense, net of interest income, in the third quarter 2022 was $20.8 million, compared to $25.1 million for the third quarter 2021. On a year-to-date basis, net interest expense was $67.8 million for the first nine months of 2022 compared to $72.2 million for the first nine months of 2021. The declines reflect lower debt balances in 2022. Capitalized interest reduced interest expense by $2.0 million in the third quarter 2022 and $1.3 million in the third quarter 2021. For the nine months ended September 30, 2022 and 2021, capitalized interest was $2.6 million and $3.8 million, respectively.
Restructuring and other charges/credits were charges of $17.3 million and $23.5 million for the third quarter and nine months ended September 30, 2022, respectively, reflecting a $19.9 million and $28.5 million charge, respectively, for the settlement of litigation with U.S. Magnesium, LLC related to the closed Rowley, UT titanium sponge production facility, partially offset by credits of $2.6 million and $5.0 million, respectively, for a reduction in severance-related reserves related to approximately 60 and 110 employees, respectively, based on changes in planned operating rates and revised workforce reduction estimates. Restructuring charges for the third quarter ended September 30, 2021 were a net credit of $2.3 million for a reduction in severance-related reserves related to approximately 50 employees based on changes in planned operating rate and revised workforce reduction estimates. Restructuring charges for the nine months ended September 30, 2021 were a net credit of $8.5 million, reflecting a $9.2 million reduction in severance-related reserves related to approximately 250 employees based on changes in planned operating rates and revised workforce reduction estimates, partially offset by $0.7 million of other costs related to facility idlings. These items were excluded from segment EBITDA. Cash payments associated with prior restructuring programs were $2.8 million in the first nine months of 2022. Of the $9.9 million of remaining reserves associated with these restructuring actions as of September 30, 2022, $2.8 million are expected to be paid within the next year.
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

Gain/loss on asset sales and sales of businesses, net, for the first nine months of 2022 was a loss of $134.2 million, including a $141.0 million loss on the sale of the Company’s Sheffield, UK operations, partially offset by a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations. Gain/loss on asset sales and sales of businesses, net, for the third quarter and first nine months of 2021 was a $13.7 million gain on the sale of our Flowform Products business within the HPMC segment, which is recorded in nonoperating income/expense on the consolidated statement of operations. These items are excluded from segment EBITDA.
Income Taxes

The provision for income taxes for the third quarter and nine months ended September 30, 2022 was $3.0 million and $11.3 million, respectively. Tax expense in 2022 is mainly attributable to our foreign operations. The tax expense for the third quarter and nine months ended September 30, 2022 was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance, operations combined with the U.S. jurisdiction. The provision for income taxes for the third quarter and nine months ended September 30, 2021 was $22.0 million and $31.5 million, respectively. The 2021 tax expense includes $15.5 million of discrete tax expense related to the postretirement medical benefits gain discussed above, in accordance with ATI’s accounting policy for recognizing deferred tax amounts stranded in accumulated other comprehensive income. The third quarter and nine months ended September 30, 2021 utilized an annual effective tax rate calculation for its foreign, non-valuation allowance operations, combined with actual year-to-date tax expense related to its U.S. jurisdiction.
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
Liquidity and Financial Condition
On September 9, 2022, we amended and restated our Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our operations. As amended, the ABL facility also provides us with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. This amendment and restatement extended the ABL facility through September 2027 and includes an increase of $100 million in the revolving credit facility, to $600 million. The ABL continues to include a letter of credit sub-facility of up to $200 million and a $200 million term loan (Term Loan), and with the amendment now includes a swing loan facility of up to $60 million. In addition, as amended, we have the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL.
The ABL, as amended, has interest rates that are consistent with the previous facility, replacing LIBOR with Secured Overnight Financing Rate (SOFR) plus an applicable SOFR adjustment. The Term Loan, as amended, has an interest rate of 2.0% above adjusted SOFR. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings.
The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. We were in compliance with the fixed charge coverage ratio as of September 30, 2022. Additionally, we must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by our wholly owned subsidiary, Allegheny Ludlum LLC. Costs associated with entering into the ABL amendment were $2.4 million, and are being amortized to interest expense over the extended term of the facility ending September 2027, along with $1.7 million of unamortized deferred costs previously recorded for the ABL. The ABL, as amended, also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and our undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of September 30, 2022, there were no outstanding borrowings under the revolving portion of the ABL facility, and $40.8 million was utilized to support the issuance of letters of credit. At September 30, 2022, we had $329 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $550 million.
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
During the third quarter of 2021, we issued $325 million aggregate principal amount of 4.875% Senior Notes due 2029 and $350 million aggregate principal amount of 5.125% Senior Notes due 2031. Total combined net proceeds of $665.7 million from both of these issuances were primarily used to fund the redemption of all of the $500 million aggregate principal amount outstanding of the 5.875% Senior Notes due 2023 on October 14, 2021.

On February 2, 2022, we announced that our Board of Directors authorized the repurchase of up to $150 million of ATI stock. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and it may be modified, suspended, or terminated at any time by the Board of Directors without prior notice. In the three and nine months ended September 30, 2022, we used $15.0 million and $104.9 million, respectively, to repurchase 0.5 million and 4.0 million shares, respectively, of our common stock under this program.

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

Our Debt to Adjusted EBITDA Leverage Ratio improved in the third quarter of 2022 compared to year-end 2021, primarily as a result of higher earnings. Our Net Debt to Adjusted EBITDA Leverage ratio also improved in the third quarter of 2022 compared to year-end 2021, despite a decreased cash balance, primarily due to higher earnings. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Three months ended		Latest 12 months ended	Fiscal year ended
	September 30, 2022	September 30, 2021	September 30, 2022	December 31, 2021
Net income (loss) attributable to ATI	$61.1	$48.7	$24.2	$(38.2)
Net income attributable to noncontrolling interests	3.3	6.5	16.5	22.0
Net income (loss)	64.4	55.2	40.7	(16.2)
Interest expense	20.8	25.1	92.5	96.9
Depreciation and amortization	35.6	35.6	143.0	143.9
Income tax provision	3.0	22.0	6.6	26.8
Restructuring and other charges (credits)	17.3	(2.3)	21.5	(10.5)
Strike related costs	—	22.9	—	63.2
Retirement benefit settlement gain	—	(64.9)	—	(64.9)
Debt extinguishment charge	—	—	65.5	65.5
Loss (gain) on asset sales and sale of businesses, net	—	(13.7)	134.1	(13.8)
Adjusted EBITDA	$141.1	$79.9	$503.9	$290.9

Debt			$1,729.3	$1,842.9
Add: Debt issuance costs			18.0	20.8
Total debt			1,747.3	1,863.7
Less: Cash			(329.1)	(687.7)
Net debt			$1,418.2	$1,176.0

Total Debt to Adjusted EBITDA			3.47	6.41
Net Debt to Adjusted EBITDA			2.81	4.04
Cash Flow
For the nine months ended September 30, 2022, cash used in operations was $99.4 million, primarily related to higher accounts receivable and inventory balances. Increased operating levels, higher sales including longer collection cycles, increased raw material values and strategic inventory purchase actions to ensure adequate raw material availability all contributed to these operating cash flow uses. Other significant 2022 operating cash flow items included the payment of 2021 annual incentive compensation and receipt of $8.5 million for repayment of working capital advances from A&T Stainless. For the nine months ended September 30, 2021, cash used in operations was $244.8 million, primarily due to higher accounts receivable and inventory balances related to increased business activity, rising raw material costs and the lingering strike impacts. Other significant 2021 operating cash flow items included $67.5 million in contributions to a U.S. defined benefit pension plan and payment of 2020 annual incentive compensation, partially offset by receipt of advance payments as part of long-term supply agreements in 2021.
Cash used in investing activities was $101.0 million in the first nine months of 2022, reflecting $100.5 million in capital expenditures primarily related to AA&S transformation projects and various HPMC growth projects. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash used in financing activities was $158.2 million in the first nine months of 2022 and consisted primarily of $104.9 million for the repurchase of 4.0 million shares of ATI stock under the $150 million repurchase program authorized by our Board of Directors on February 2, 2022, and a $16.0 million dividend payment to the 40% noncontrolling interest in our PRS joint venture in China.
At September 30, 2022, cash and cash equivalents on hand totaled $329.1 million, a decrease of $358.6 million from year end 2021. Cash and cash equivalents held by our foreign subsidiaries was $106.6 million at September 30, 2022, of which $65.3 million was held by the STAL joint venture.

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
As of March 31, 2022, our Sheffield, UK operations were classified as held for sale, and the terms of sale resulted in indicators of impairment in the long-lived assets of this disposal group. A $22.3 million long-lived asset impairment charge was recorded in the first quarter 2022, reported as part of the $141.0 million loss on sale of this business for the nine months ended September 30, 2022. This long-lived asset impairment charge was determined using the held for sale framework and represents Level 1 information in the fair value hierarchy.
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At September 30, 2022, we had $227.2 million of goodwill on our consolidated balance sheet. All goodwill relates to reporting units in the HPMC segment.
Management concluded that, other than the Sheffield, UK business, none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at September 30, 2022.
Income Taxes
The provision for income taxes includes deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback and/or carryforward period available under tax law. On a quarterly basis, we evaluate the realizability of our deferred tax assets.
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
Since the second quarter of 2020, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in the second quarter of 2020 on our U.S. Federal and state deferred tax assets. In 2021 and 2022, ATI continues to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $27.1 million of valuation allowances on amounts recorded in other comprehensive loss as of September 30, 2022.
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

Retirement Benefits
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. Based on current market conditions, discount rates are above the rates in effect at the year-end 2021 remeasurement date, when a 2.95% discount rate was used for valuing pension liabilities. The estimated effect at the year-end 2021 valuation date of an increase in the discount rate by 0.50% would decrease pension liabilities by approximately $145 million. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are deferred and amortized over future periods in accordance with accounting standards.
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
We have certain collective bargaining agreements that include participation in a multiemployer pension plan. Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. A subsidiary of the Company participates in the Steelworkers Western Independent Shops Pension Plan (WISPP) for union-represented employees of our primary titanium operations in Albany, OR, which is funded on an hours-worked basis. As of December 31, 2020, manufacturing operations at this facility were indefinitely idled, and a limited number of employees that participate in the WISPP remain active in maintenance and other functions. It is reasonably possible that a significant reduction or the elimination of hours-worked contributions due to changes in operating rates at this facility could result in a withdrawal liability assessment in a future period. A complete withdrawal liability is estimated to be approximately $27 million on an undiscounted basis. If this complete withdrawal liability was incurred, ATI estimates that payments of the obligation would be required on a straight-line basis over a 14-year period.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, was amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At September 30, 2022, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax gain of $1.8 million, comprised of $1.1 million in prepaid expenses and other current assets and $0.7 million in other long-term assets on the balance sheet.
Volatility of Energy Prices. Energy resource markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 6 to 8 million MMBtu’s of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to the risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $6 to $8 million. We use several approaches to minimize any material adverse effect on our results of operations or financial condition from volatile energy prices. These approaches include incorporating an energy surcharge on many of our products and using financial derivatives to reduce exposure to energy price volatility.
At September 30, 2022, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 75% of our forecasted domestic requirements for natural gas for the remainder of 2022, approximately 50% for 2023 and 15% for 2024 are hedged. At September 30, 2022, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax gain of $12.0 million, comprised of $9.6 million in prepaid expenses and other current assets and $2.4 million in other long-term assets on the balance sheet. For the three months ended September 30, 2022, natural gas hedging activity decreased cost of sales of $5.4 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2022, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 6 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 11% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At September 30, 2022, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $0.5 million, comprised of $4.2 million in prepaid expense and other current assets, $0.1 million in other long-term assets, $3.6 million in other current liabilities and $0.2 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2022, we had no significant outstanding foreign currency forward contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ATI Titanium LLC (ATI Titanium), a subsidiary of ATI Inc., was party to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement. ATI Titanium and USM reached a settlement for $28.5 million. The Company recorded a $28.5 million litigation reserve on this matter for the nine months ended September 2022, of which $19.9 million was recorded in the third quarter of 2022. Based on the terms of the settlement, the Company expects to pay the $28.5 million in the fourth quarter of 2022.

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

The significant macroeconomic impact of the ongoing COVID-19 pandemic and the measures designed to contain its spread impacted several of the Company’s end markets. Our sales to customers in markets that are affected by COVID-19 have been negatively impacted, and the possibility exists that there could be ongoing impacts to our operations and financial results. For example, a significant portion of our sales represent products sold to customers in the commercial aerospace industry, which in general were significantly impacted by the pandemic and took various measures in response, including efforts to reduce inventory and/or downward adjustments to their stated production rates. As the pandemic subsides and related travel and other restrictions are lifted, we are experiencing improved demand. Similarly, in recent years, our business has at times been negatively impacted by the downturn and slow recovery in the oil & gas industry, including as a result of the pandemic, and the ultimate strength and pace of recovery in the energy industry is uncertain. The ultimate breadth and duration of these trends and their impact on our business is difficult to predict.

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

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	—	$—	—	$60,076,705
August 1-31, 2022	2,463	$25.72	—	$60,076,705
September 1-30, 2022	488,955	$30.69	488,955	$45,129,442
Total	491,418	$30.67	488,955	$45,129,442
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.

Item 6.	Exhibits
(a) Exhibits

10.1
Amendment No. 2, dated as of September 9, 2022, to First Amended and Restated Revolving Credit, Term Loan, Delayed Draw Term Loan and Security Agreement, dated as of September 30, 2019, by and among the borrowers party thereto, the Company and other guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Lender and Agent (filed herewith).

10.2
Retirement, Transition and Release Agreement, dated as of October 12, 2022, by and between the Company and Kevin B. Kramer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2022 (File No. 1-12002)).

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
ATI INC.
(Registrant)

Date:	November 3, 2022	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)