Form 10-K
period 2022-12-31
ATI INC
filed 2023-02-24
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
Registrant’s telephone number, including area code: (800) 289-7454
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statement. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
On February 3, 2023, the Registrant had outstanding 128,611,280 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2022 was approximately $3.0 billion, based on the closing price per share of Common Stock on June 30, 2022 of $22.71 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2023 are incorporated by reference into Part III of this Report.

PART I
Item 1. Business
The Company
ATI Inc. is a Delaware corporation with its corporate headquarters located at 2021 McKinney Avenue, Suite 1100, Dallas TX 75201, telephone number (800) 289-7454, Internet website address www.atimaterials.com. Our Internet website and content contained therein or connected thereto are not intended to incorporate into this Annual Report on Form 10-K. References to “ATI,” the “Company,” “the Registrant,” “we,” “our” and “us” and similar terms mean ATI Inc. and its subsidiaries, unless the context otherwise requires.
Our Business

ATI produces specialty materials, highly differentiated by our materials science expertise and advanced process technologies. Our mission is to solve the world’s challenges through materials science. Our core markets of aerospace & defense represent nearly 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including specialty energy, oil & gas and downstream processing. In aggregate, these markets represent nearly 70% of our revenue.
We operate in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). The HPMC segment’s primary focus is on maximizing aero-engine materials and components growth, with approximately 80% of its revenue derived from the aerospace & defense markets including approximately 60% of its revenue from products for commercial jet engines. Commercial aerospace products have been the main source of sales and EBITDA growth for HPMC over the last several years, and are expected to continue to drive HPMC and overall ATI results as demand from these markets recovers from reduced 2020 levels resulting from the COVID-19 pandemic. Other major HPMC end markets include medical and energy. HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys. These are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. Capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used for next-generation jet engine forgings and 3D-printed aerospace products.
The AA&S segment is focused on delivering high-value flat products primarily to the energy, aerospace, and defense end-markets, which comprise over 50% of its revenue. Other important end markets for AA&S include automotive and electronics. AA&S produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate, sheet, and strip products. On December 2, 2020, we announced a strategic repositioning of our Specialty Rolled Products (SRP) business, which was substantially completed in 2022 and included the exit of lower-margin standard stainless sheet products, streamlining the production footprint of the AA&S segment and making certain capital investments to increase our focus on higher-margin products and our aerospace & defense end markets.
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
Typical aerospace applications for nickel-based alloys and superalloys and advanced metallic powders include jet engine discs, blades, vanes, rings, casings and shafts. Nickel-based alloys and superalloys remain extremely strong at high temperatures and resist degradation under extreme conditions. The next-generation jet engines use advanced nickel-based superalloys and metallic powder alloys to enable increased fuel efficiency requirements that require hotter-burning engines. Our specialty materials are also used in the manufacture of aircraft landing gear and structural components.
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
Medical. ATI’s advanced specialty materials are used in medical device products that enhance the quality of lives around the world.
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

Business Segments
Our two business segments accounted for the following percentages of total revenues of $3.84 billion, $2.80 billion, and $2.98 billion for the years ended December 31, 2022, 2021, and 2020, respectively.

	2022	2021	2020
High Performance Materials & Components	43%	41%	39%
Advanced Alloys & Solutions	57%	59%	61%
Information with respect to our business segments is presented below and in Note 18 of the notes to the consolidated financial statements.
High Performance Materials & Components Segment
Our HPMC segment produces a wide range of high performance specialty materials, parts and components for several major end markets, including the aerospace & defense, medical, and energy markets, with 80% of 2022 revenues derived from the aerospace & defense markets. Demand for our products is driven primarily by the commercial aerospace cycle. Large aircraft and jet engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S. (an Airbus Group company) including the former operations of Bombardier Aerospace, and Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes. GE Aerospace (a division of General Electric Company), Rolls-Royce plc, Pratt & Whitney (a division of Raytheon Technologies Corporation), Snecma (SAFRAN Group), and various joint ventures manufacture jet engines. These companies, and their suppliers, form a substantial part of our customer base in this business segment. We have long-term agreements (LTAs) in place with most major aerospace market OEMs. The loss of one or more of our customers in the aerospace or defense markets could have a material adverse effect on ATI’s results of operations and financial condition (see Item 1A. Risk Factors).
Within this segment, our products are manufactured from a wide range of advanced materials including metallic powder alloys, made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. These materials are made into a variety of product forms that include precision forgings, machined parts and others. We are integrated across these alloy systems in melt, forging, finishing, testing and machining processes. Most of the products in this segment are sold directly to end-use customers, and a substantial portion of our HPMC segment products are sold under multi-year agreements.
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
Advanced Alloys & Solutions Segment
Our AA&S segment produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate, sheet, and PRS products. The major end markets for our flat rolled products are energy, aerospace & defense, automotive, and electronics markets. The operations in this segment include our SRP business, our Specialty Alloys & Components business and the Shanghai STAL Precision Stainless Steel Company Limited (STAL) PRS joint venture in China, in which we hold a 60% interest. Segment results also include our 50% interest in the Uniti industrial titanium joint venture and our 50% interest in the A&T Stainless joint venture.
Significant global overcapacity for stainless flat-rolled products has intensified the price competition in the AA&S segment over the last several years, despite various anti-dumping and countervailing duties imposed by the United States government in various forms since 1999. On December 2, 2020, we announced a strategic repositioning of our SRP business, which included exiting production of lower-margin standard stainless sheet products, streamlining the production footprint of the AA&S segment and making certain capital investments to increase its focus on higher-margin products and its aerospace & defense end markets. Additionally, in 2022, we announced the termination of the Uniti joint venture, which is expected to be dissolved in early 2023, and in 2020, we indefinitely idled the manufacturing operations of the A&T Stainless joint venture.
Nickel-based alloys, titanium, and stainless sheet products are used in a wide variety of industrial and consumer applications. In 2022, approximately 30% of our stainless sheet products by volume were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
Nickel-based alloy, titanium, and specialty alloy plate products are primarily used in aerospace & defense, and corrosion and industrial markets. In 2022, approximately 55% of our plate products by volume were sold to independent service centers, with the remainder sold directly to end-use customers.

PRS products, which are under 0.015 inches thick, are used by customers to fabricate a variety of products primarily in the automotive and electronics markets. In 2022, approximately 85% of these products by volume were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.
Competitors for nickel-based alloys and superalloys and specialty alloys include Haynes International and VDM Metals GmbH, a subsidiary of Acerinox S.A. We have exited the domestic commodity stainless sheet business, where we previously competed with North American Stainless, a subsidiary of Acerinox S.A., Outokumpu Stainless USA, LLC, and Cleveland-Cliffs Inc., as well as imports from numerous foreign producers, including Aperam, based in Europe.
We continue efforts toward improving the capacity utilization of our Hot-Rolling and Processing Facility (HRPF) in Brackenridge, PA for carbon steel hot-rolling third-party conversion services, and in 2022 we entered into additional LTAs to provide these services.
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
Some raw materials, such as nickel, cobalt, and ferrochromium, are available to us and our specialty materials industry competitors primarily from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which could disrupt supplies or affect the price of these materials.
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
Certain key supplies used in melting and other processing operations, such as graphite electrodes and industrial gases including helium and argon, are from time-to-time limited in availability and may be subject to significant price inflation. We enter into long-term supply contracts where possible to ensure an adequate supply of these products, however, overall industry shortages may impact our operations and scheduling.
Export Sales and Foreign Operations
International sales represent approximately 42% of our total annual sales, with direct export sales by our U.S.-based operations to customers in foreign countries accounting for approximately 32% of our total sales. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives at various locations throughout the world. We believe that at least 50% of ATI’s 2022 sales were driven by global markets when we consider exports of our customers.
Our HPMC segment has manufacturing capabilities for precision forging and machining in Poland, primarily serving the aerospace, construction & mining and transportation markets. In 2022, the Company completed the sale of its Sheffield, UK operations, which included facilities for melting and re-melting, machining and bar mill operations, and was part of the HPMC segment. Within our AA&S segment, our joint venture in China makes PRS products, which enables us to offer these products more effectively to markets in China and other Asian countries.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $2.9 billion at December 31, 2022 and $2.1 billion at December 31, 2021. We expect that approximately 80% of confirmed orders on hand at December 31, 2022 will be filled during the year ending December 31, 2023. Our HPMC segment’s backlog of confirmed orders was approximately $2.3 billion at December 31, 2022 and $1.6 billion at December 31, 2021. We expect that approximately 75% of the confirmed orders on hand at December 31, 2022 for this segment will be filled during the year ending December 31, 2023. Our AA&S segment’s backlog of confirmed orders was approximately $0.6 billion at December 31, 2022 and $0.5 billion at December 31, 2021. We expect that nearly 100% of the confirmed orders on hand at December 31, 2022 for this segment will be filled during the year ending December 31, 2023.

Demand for our products is cyclical over longer periods because specialty materials customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries. Historically, the HPMC segment typically has experienced modest seasonal weakness in the third quarter of each fiscal year due to many European customers, particularly in the aerospace supply chain, taking plant outages during this summer period. ATI also typically performs corresponding annual preventative maintenance outages at several facilities during this same period.
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
In 2022, the need to ensure cybersecurity while enabling a comprehensive and highly reliable remote working environment for a significant portion of our workforce continued to be a central component of our strategy. Throughout 2022, special attention was and continues to be given to improving and implementing Cybersecurity Maturity Model Certification controls in support of protecting ATI’s technology and customer data.
Additionally, we have a robust Cybersecurity Incident Response Plan which provides a documented framework for handling high severity security incidents and facilitates coordination across multiple parts of the Company. We routinely perform simulations and drills at both a technical and management level. We incorporate external expertise and reviews in all aspects of our program, and all personnel receive regular cybersecurity awareness training.
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
Research, Development and Technical Services
We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the long-term profitable growth potential of our businesses. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for the years ended December 31, 2022, 2021, and 2020 included the following:

(In millions)	2022	2021	2020
Company-Funded:
High Performance Materials & Components	$8.4	$9.0	$7.7
Advanced Alloys & Solutions	7.3	6.6	5.3
Corporate	0.6	0.9	1.1
	16.3	16.5	14.1
Customer-Funded:
High Performance Materials & Components	1.4	3.5	0.7
Total Research and Development	$17.7	$20.0	$14.8
Our research, development and technical service activities are closely interrelated and are directed toward development of new products, improvement of existing products, cost reduction, process improvement and control, quality assurance and control, development of new manufacturing methods, and improvement of existing manufacturing methods. The increased activity in 2022 and 2021 was largely related to materials and manufacturing methods for products supporting the aerospace & defense markets. The lower expenditures in 2020 are reflective of weakened market conditions due to the COVID-19 pandemic.
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
Environmental, Health and Safety Matters
We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants and disposal of wastes, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We could incur substantial cleanup costs, fines, civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-

compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party sites.
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
Human Capital Management
We believe that our people and culture are a competitive differentiator. Attracting, developing and retaining purpose and performance driven leaders who build teams with diverse, empowered and fulfilled employees who want to stay and grow with the company is foundational to our vision. At the center of our commitment to excellence are our values which drive how we succeed: Accountability, Integrity, Innovation, Safety & Sustainability, and Teamwork & Respect.
We continuously strive to cultivate and support a highly engaged and productive workforce. As a result, management focuses on a number of human capital strategies and objectives, including the following:
Inclusion and Diversity: We believe our business success is intricately tied to cultivating a culture in which all members of our workforce are included and empowered to do their best work. Employing people from different backgrounds, cultures and experiences, amplifies our ability to gather insights and foster innovation.
Our diversity recruitment strategy includes participation in national diversity conferences, having strong partnerships with universities and student chapters of diversity organizations, and selecting providers who align with our values of having a diverse workforce. We have an enterprise-wide goal that 80% of position candidate slates include a minimum of 30% diverse candidates.
ATI’s employee-led IDEA (Inclusion, Diversity, Equity and Accessibility) Council, which originated within our Specialty Alloys & Components (SA&C) business, tracks best practices with regard to diversity and inclusion initiatives within our industry and the markets we serve and makes recommendations regarding these matters, both within SA&C and to the broader business. We also offer employees the opportunity to join Employee Resource Groups (“ERG”). These groups foster professional development, social connectivity, community involvement, and celebrate diversity throughout our company.
We recognize the benefits and importance of diversity amongst our board and management. Women make up 30% of our Board, and 20% are racially diverse, while more than 40% of the members of our Executive Council are women or minorities.
Governance: Our Corporate Guidelines for Business Conduct and Ethics address employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees.
Health & Safety: Safety is one of our core values. We strive for a Zero Injury Culture committed to the safety of our people, our products, and the communities in which we operate. Our 2022 OSHA Total Recordable Incident Rate was 1.22 per 200,000 hours and our Lost Time Case Rate was 0.38 per 200,000 hours, which we believe to be competitive with world-class performance for our industry. Nearly 100% of our domestic employees are reporting to an ATI facility that has achieved their OSHAS 45001 certification. We expect that the balance of our operations will be OSHAS 45001 certified by 2025.
Our Corporate Guidelines for Business Conduct and Ethics address employment and workplace safety laws and describe our commitment to equal opportunity and fair treatment of employees.
Development and Employee Engagement: Developing talent and leaders at all levels of the organization and engaging our employees is critical to our long-term success. We have early career, leadership and management development programs as well as broad learning opportunities for our employees to support their career growth and advance their skills. We maintain a formal talent review process to work in connection with performance management for systematic career development and succession planning at both the individual employee and enterprise levels.
We engage in continuous listening by actively seeking opportunities for regular engagement and communication by our CEO and other senior executive leaders with our broader employee population. Annually, we conduct a confidential company-wide employee engagement survey that offers our employees the ability to provide feedback and valuable insight to identify opportunities for improvement and support employee engagement and our overall human capital strategy.
Compensation and Benefits: We provide market-based competitive compensation through our salary, annual incentive and long-term incentive programs and robust benefits packages that promote employee well-being across all aspects of their lives. Eligible employees are compensated for their contributions to our goals with both short-term cash incentives and long-term equity-based incentives. We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees.

The Personnel and Compensation Committee is responsible for establishing and administering the policies governing annual compensation and long-term compensation to ensure the policies are designed to align compensation with our overall business strategy and performance to link to the interests of our stockholders.
Labor Relations and Collective Bargaining: We have approximately 6,700 active employees, of which about 15% are located outside the United States. Approximately 35% of our workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW). The Company’s CBA with the USW involving approximately 1,100 active full-time represented employees located primarily within the AA&S segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike. On July 14, 2021, ATI announced that a new four-year labor agreement with the USW was ratified, ending the strike. The Company has no significant CBAs that expire in 2023.
Available Information
Our Internet website address is www.atimaterials.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains an Internet website at www.sec.gov, which also contains reports, proxy and information statements and other information that we file electronically with the SEC. We routinely post important information on our website, www.atimaterials.com, in the “Investors” section. We also may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this document.
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
Risks Associated with the Commercial Aerospace Industry. A significant portion of our sales represent products sold to customers in the commercial aerospace industry. Fulfilling contractual arrangements to provide various products to customers in this industry often involves meeting highly exacting performance requirements and product specifications, and our failure to meet those requirements and specifications on a timely and cost efficient basis could have a material adverse effect on our results of operations, business and financial condition. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, changes in projected build rates, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products is subject to these cyclical trends. Cyclical and event-driven downturns in the commercial aerospace industry have had, and may in the future have, an adverse effect on the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.

Risks Associated with the Oil & Gas Industry. The oil & gas industry, which historically has been a significant end market for ATI, is highly cyclical and subject to volatility as a result of worldwide economic activity and associated demand for oil and natural gas, anticipated future prices for oil and natural gas, fluctuation in the level of drilling activity, changes in applicable regulation, global geopolitical conditions and numerous other factors. Demand for our products is likewise subject to these trends, and in recent years, our business has at times been negatively impacted by depressed demand from the oil & gas industry. We expect that this end market will remain a highly cyclical industry, and future downturns could have an adverse effect on the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.
Product Pricing. From time-to-time, reduced demand, intense competition and excess manufacturing capacity have resulted in reduced prices, excluding raw material surcharges, for many of our products. These factors have had and may have an adverse impact on our revenues, operating results and financial condition. Recently, inflationary trends, certain critical raw material costs, such as nickel, titanium sponge, cobalt, chromium, and molybdenum and scrap containing iron, nickel, titanium, chromium, and molybdenum have been volatile. While we have been able to mitigate some of the adverse impact of volatile raw material costs through various means, including raw material surcharges or indices to customers, rapid changes in raw material costs cause volatility in, and may adversely affect, our results of operations.
We change prices on certain of our products from time-to-time. Our ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond our control. As such, we may be unable to implement price increases to the degree or within the time frame necessary to fully mitigate the impact of inflationary trends or at all, and the benefits of any price increases may be delayed due to long manufacturing lead times and the terms of existing contracts.
Risks Associated with Key Customers. We have long-term contracts with certain of our customers, some of which are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or favorably re-price such agreements, or a material deterioration in or termination of these or other key customer relationships, could result in a reduction or loss in customer purchase revenue. Additionally, a significant downturn or deterioration in the business or financial condition or loss of a key customer could negatively impact our business. Our customers may change their business strategies or modify their business relationships with us, including to reduce the amount of our products they purchase or to switch to alternative suppliers, as a result of which our financial condition and results of operations may be adversely affected.

RISKS RELATED TO THE RAW MATERIALS AND SUPPLIES THAT WE USE
Dependence on Critical Raw Materials Subject to Price and Availability Fluctuations. We rely to a substantial extent on third parties to supply certain raw materials that are critical to the manufacture of our products. Purchase prices and availability of these critical items are subject to volatility, and in some cases, we have supply arrangements with only a limited number of suppliers for a given material. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms acceptable to us, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials. The prices for many of the raw materials we use have been volatile during the past several years. Due to the long lead times required to manufacture many of our products, volatility in raw material prices exposes us to cash costs that may not be fully recovered through surcharge and index pricing mechanisms.
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
Governments in the European Union, the United States, the United Kingdom and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In early March 2022, we announced plans to terminate our Uniti, LLC joint venture with Russian-based VSMPO-AVISMA (Verkhnaya Salda Metallurgical Production Association - Berezniki Titanium-Magnesium Works), the purpose of which was to market and sell a range of commercially pure titanium products. However, conditions in Ukraine and/or existing or future sanctions may disrupt supplies or affect the prices of materials that are necessary to our operations. For example, we source both nickel and chromium from Russian sources that could be impacted. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions, or suffer harm to our reputation.
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
In addition, the loss of key members of management and other personnel could negatively impact our business, and any unplanned turnover, or failure to develop adequate succession plans for key positions, could result in loss of technical or other expertise or institutional knowledge, delay or impede the execution of our strategic plans and priorities and, ultimately, negatively impact our business and results.
Labor Matters. We have approximately 6,700 active employees, of which approximately 15% are located outside the United States.  Approximately 35% of our workforce is covered by various CBAs, predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. For example, in 2021, the USW engaged in a 3 ½ month strike primarily affecting our AA&S segment operations, and we incurred approximately $63 million in strike-related costs and had lower revenues during this period while we continued to operate affected facilities with replacement workers. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire.
RISKS RELATED TO INTELLECTUAL PROPERTY, INFORMATION TECHNOLOGY AND SECURITY
Risks Associated with our Intellectual Property. We own valuable intellectual property, including trade secrets, patents, trademarks and copyrights. Our intellectual property protects our investments in technological innovation, research and development, and plays an important role in maintaining our competitive position in the markets we serve. Despite efforts to secure our intellectual property, it may be infringed or misappropriated by our employees, our competitors or other third parties. The pursuit of remedies for infringement or misappropriation of intellectual property is expensive and uncertain. Additionally, our competitors may develop technologies of their own that are similar or superior to our proprietary technologies, or design around our patents, to lawfully avoid our intellectual property rights. A failure to sufficiently secure or successfully enforce our intellectual property rights could adversely affect our business and competitive position.
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
Physical Risk. Climate related changes in prevailing weather patterns may impact, among other conditions, changes in sea levels and the propensity for flooding in coastal and other regions, long-term changes in precipitation patterns leading to flooding, drought or deterioration in water quality, and the frequency and severity of significant storms and other weather events and related natural hazards, such as wildfire risk. Although we do not believe that our facilities are currently exposed to significant physical risk as a general matter, our operations have at times been, and could in the future be, impacted by adverse climate-related events, such as, for example, unanticipated periods of extreme cold or heat, acute flooding and wide-spread wildfires such as those experienced in certain regions in the U.S. and elsewhere in recent years. Events such as these could cause damage to critical facilities and equipment, result in significant operational disruption and have meaningfully adverse effects on our employees and the communities in which we operate. Additionally, even to the extent that significant weather events or changes in climate conditions do not directly impact our own facilities and/or operations, our business could be negatively impacted by events or more chronic climate conditions that disrupt or force longer-term changes in operations for our significant customers or suppliers, which could negatively impact the timing or overall volume of demand for our products or the cost and availability of critical raw materials, among other factors. Over time, widespread physical climate changes and risks could drive increases in other operational costs for our business, such as insurance costs.

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
Market and Reputational Risks. Technology to support the transition to lower-carbon operations within the timeframe that could be required by future regulation or expected in the future by our customers may not be available at the scale necessary to support our operations, in a timely or cost-effective manner, or at all. It is possible that, over time, due to both regulatory action and/or changing customer and societal norms and expectations regarding the causes and importance of climate change issues, demand for products in one or more of our significant end markets could decline or, if we fail to keep pace with changing demand and technological advancement, shift in favor of products that we do not produce. If we fail to appropriately adapt to the expectations of our customers or other stakeholders, fail to achieve or properly report progress toward our environmental sustainability goals and targets or otherwise are perceived as failing to adequately address climate change concerns, the resulting negative perceptions could adversely affect our business, reputation and access to capital.
Risks Associated with Other Environmental Compliance Matters. We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants and disposal of wastes, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party sites. We also could be subject to future laws and regulations that govern greenhouse gas emissions and various matters related to climate change and other air emissions, which could increase our operating costs. With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at 43 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 20 of these sites, the potential loss exposure with respect to 16 individual sites is not considered to be material, and the potential loss exposure on the remaining 7 sites could be material. We are a party to various cost-sharing arrangements with other PRPs at many of the sites. The terms of the cost-sharing arrangements are subject to non-disclosure agreements as confidential information. Nevertheless, the cost-sharing arrangements generally require all PRPs to post financial assurance of the performance of the obligations or to pre-pay into an escrow or trust account their share of anticipated site-related costs. In addition, the Federal government, through various agencies, is a party to several such arrangements.
We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable or if liability is probable or to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2022, our reserves for environmental matters totaled approximately $13 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.

RISKS RELATED TO THE COVID-19 PANDEMIC
Impacts on the End-Markets that We Serve and Demand for Our Products. The COVID-19 pandemic, including governmental and other actions taken or restrictions imposed to contain its spread and impact, subjected our operations, financial performance and financial condition to a number of risks including, but not limited to, those discussed below. The significant macroeconomic impact of the COVID-19 pandemic and the measures designed to contain its spread negatively impacted several of the Company’s most significant end markets, and our sales to customers in those markets. The possibility exists that there could be ongoing impacts to our operations and financial results as a result of COVID-19 or a similar future pandemic, and the ultimate breadth and duration of these trends and their impact on our business is difficult to predict.
Impacts to Our Supply Chain. To date, we have not experienced significant disruption to our supply chain as a result of the pandemic. However, it remains possible at some point that, in the context of the COVID-19 pandemic or any future similar event, one or more of our suppliers may not have the materials, capacity, or capability to supply products that we require according to our schedule and specifications. In that case, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our business, results of operations, financial condition and/or cash flows.
Risk of Operational Disruption. In general throughout the pandemic, our facilities continued to operate with federal and state government approvals due to the qualification of our facilities as essential and critical. However, we have experienced and may again in the future experience the temporary shut down of facilities in response to employees being impacted by COVID-19, a similar future outbreak or any related changes in government policy. Currently, widespread COVID-19 impacts in China affecting customer supply chains are expected to impact the near-term results of our Chinese STAL joint venture.
Impacts on Financial and Credit Markets. Financial market volatility as a result of any ongoing impact of the COVID-19 pandemic or any future similar event could pose heightened risks to our liquidity, access to capital markets and cost of funds, which could adversely affect our business, financial position, results of operations and/or cash flows.
OTHER OPERATIONAL AND STRATEGIC RISKS

Risks Associated with Disruptions to our Manufacturing Processes. The manufacture of many of our products is a highly exacting and complex process. If we encounter disruptions to our manufacturing processes due to equipment malfunction, failure to follow specific protocols, specifications and procedures, supply chain interruptions, natural disasters, health pandemics, labor unrest, or otherwise, it could have an adverse impact on our ability to fulfill orders or on product quality or performance which could result in significant costs to and liability for us that could have a material adverse effect on our business, financial condition or results of operations, as well as negative publicity and damage to our reputation, which could adversely impact product demand and customer relationships. Additionally, our operations depend on the continued and efficient functioning of our facilities, including critical equipment. If our operations, particularly one of our manufacturing facilities, were to be materially disrupted for any reason, we may be unable to effectively meet our obligations to or demand from our customers, which could adversely affect our financial performance.

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

RISKS ASSOCIATED WITH OUR INDEBTEDNESS; OTHER FINANCIAL AND FINANCIAL ACCOUNTING RISKS
Risks Associated with Indebtedness. Our substantial indebtedness could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under our outstanding indebtedness. As of December 31, 2022, our total consolidated indebtedness was approximately $1.7 billion. This substantial level of indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
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

A portion of our indebtedness, including amounts outstanding currently or in the future under our ABL, bear interest at variable rates and, accordingly, subject our business to risk, particularly in a rising interest rate environment. In addition, the agreements that govern our current indebtedness contain, and the agreements that may govern any future indebtedness that we may incur may contain, financial and other restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.
Risks Associated with Retirement Benefits. At December 31, 2022, our defined benefit pension plans were approximately 88% funded as calculated in accordance with U.S. generally accepted accounting principles. As a result of the American Rescue Plan Act (ARPA) enacted in March 2021, the rules governing pension funding calculations changed. Based on current actuarial assumptions, we were not required to make any contributions to our U.S. qualified defined benefit pension plans during fiscal year 2022, and our prior contributions have generated a credit balance that may be utilized to offset future minimum required contributions. We voluntarily contributed $50 million to these plans in both 2022 and early 2023 to improve the plans’ funded position. Using our long-term weighted average expected rate of return on pension plan assets and other actuarial assumptions, we do not expect to have any minimum cash funding requirements to these pension plans for the next few years. However, these estimates are based on various assumptions and are subject to significant uncertainty, including with respect to the performance of our pension trust assets, and our expectations therefore could prove to be inaccurate. Lower than expected returns on our pension assets could result in great than anticipated pension contribution obligations in the future. Depending on the timing and amount, a requirement that we fund the U.S. qualified defined benefit pension plans could have a material adverse effect on our results of operations and financial condition.
Goodwill or Long-Lived Asset Impairments. We have various long-lived assets that are subject to impairment testing. We review the recoverability of goodwill annually, or more frequently whenever significant events or changes in circumstances indicate that the recorded goodwill of a reporting unit may be below that reporting unit’s fair value. Our businesses operate in highly cyclical industries, such as commercial aerospace and oil & gas, and as such, our estimates of future cash flows, market demand, the cost of capital, and forecasted growth rates and other factors may fluctuate, which may lead to changes in estimated fair value and, therefore, impairment charges in future periods. For the 2022 annual goodwill impairment evaluation, both of our reporting units with goodwill had fair values that were in excess of carrying value. Additionally, we have a significant amount of property, plant and equipment and acquired intangible assets that may be subject to impairment testing, depending on factors such as market conditions, the demand for our products, and facility utilization levels. Any determination requiring the impairment of a significant portion of goodwill or other long-lived assets has had, and may in the future have, a negative impact on our financial condition and results of operations.
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
Risks Associated with Our Guidance and Other Targets and Expectations. From time to time, we may announce earnings guidance and other future targets or goals for our business. Such information, which consists of forward-looking statements, is based on our then current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. Future targets and goals reflect our beliefs and assumptions and our perception of historical trends, then current conditions and expected future developments, as well as other factors appropriate in the circumstances. As such, while sometime presented with numerical specificity, earnings guidance and other statements regarding our future targets and goals are inherently speculative in nature and subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events, including the risks discussed herein. Our actual results can, and likely will, be different, and those differences could be material. There can be no assurance that any targets or goals established by us will be accomplished at the levels or by the dates targeted, if at all. Failure to achieve our targets or goals may have a material adverse effect on our business, financial condition, results of operations or the market price of our securities.
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
Within the AA&S segment, our production of zirconium and related specialty alloys takes place at facilities located in Millersburg, OR and Huntsville, AL. Titanium melting operations are located in Richland, WA (electron beam melting), and Albany, OR (vacuum arc re-melt). Our principal AA&S locations for melting stainless steel and other flat-rolled specialty materials are located in Brackenridge and Latrobe, PA. Hot-rolling is performed at our domestic facilities in Brackenridge and Washington, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Vandergrift, Washington, Rochester, Monaca, and Zelienople, PA, and in New Bedford, MA, and Louisville, OH. Substantially all of our properties are owned.
We also own or lease facilities in a number of foreign countries, including France, Germany, the United Kingdom, Poland, and the People’s Republic of China. We own highly engineered forging and machining operations in Stalowa Wola, Poland. Through our STAL joint venture, we operate facilities for finishing PRS products in the Xin-Zhuang Industrial Zone, Shanghai, China.
Our corporate headquarters in Dallas, TX and employee resource center in Pittsburgh, PA are leased.
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
ATI Titanium LLC (ATI Titanium), a subsidiary of ATI Inc., was party to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement. ATI Titanium and USM reached a litigation settlement in 2022 for $28.5 million, which was paid in the year ended December 31, 2022.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 7, 2023, there were 2,057 record holders of ATI Inc. common stock. We do not currently pay a quarterly dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.  Our Asset Based Lending (ABL) Credit Facility restricts our ability to pay dividends in certain circumstances.  For more information on the restrictions under our ABL facility, see Note 16 of Item 8. “Financial Statements and Supplementary Data.”

Sales of Equity Securities

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of 2022, comprised of shares repurchased by ATI under the $150 million repurchase program authorized by the Company’s Board of Directors on February 2, 2022 and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2022	18	$27.07	—	$45,129,442
November 1-30, 2022	2,770	$28.74	—	$45,129,442
December 1-31, 2022	1,150,127	$30.45	1,150,127	$10,129,450
Total	1,152,915	$30.44	1,150,127	$10,129,450
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.

Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2017 through December 31, 2022, as compared to the S&P 500 Index, the S&P MidCap 400 Industrials Index and the Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2017. The stock performance information included in this graph is based on historical results and is not necessarily indicative of future stock price performance.

Company / Index	Dec 2017	Dec 2018	Dec 2019	Dec 2020	Dec 2021	Dec 2022
ATI	100.00	90.18	85.58	69.47	65.99	123.70
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P MidCap 400 Industrials Index	100.00	85.11	113.67	132.41	170.07	150.52
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
Source: Standard & Poor’s
Item 6. Selected Financial Data
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results or performance could differ materially from those encompassed within such forward-looking statements as a result of various factors, including those described below. Net income and net income per share amounts referenced below are attributable to ATI Inc. and Subsidiaries. The following discussion on the Company’s results of operations, financial condition and liquidity for 2022 as compared to 2021 is presented. Information on the Company’s results of operations, financial condition and liquidity for 2021 as compared to 2020 is included in our Annual Report on Form 10-K in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on February 25, 2022 and is incorporated herein by reference. Net income and net income per share amounts referenced below are attributable to ATI Inc. and Subsidiaries.
ATI Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing nearly 50% of total sales, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including specialty energy, oil & gas and downstream processing. In aggregate, these markets represent nearly 70% of our revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence.
We operate in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). The HPMC segment’s primary focus is on maximizing aero-engine materials and components growth, with approximately 80% of its revenue derived from the aerospace & defense markets including approximately 60% of its revenue from products for commercial jet engines. Commercial aerospace products have been the main source of sales and EBITDA growth for HPMC over the last several years, and are expected to continue to drive HPMC and overall ATI results as demand from these markets recovers from reduced 2020 levels resulting from the COVID-19 pandemic. Other major HPMC end markets include medical and energy. HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys. These are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. Capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used for next-generation jet engine forgings and 3D-printed aerospace products.
The AA&S segment is focused on delivering high-value flat products primarily to the energy, aerospace, and defense end-markets, which comprise over 50% of its revenue. Other important end markets for AA&S include automotive and electronics. AA&S produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate, sheet, and strip products. On December 2, 2020, we announced a strategic repositioning of our SRP business, which was substantially completed in 2022 and included exiting production of lower-margin standard stainless sheet products, streamlining the production footprint of the AA&S segment and making certain capital investments to increase our focus on higher-margin products and our aerospace & defense end markets.
Overview of 2022 Financial Performance
Sales in 2022 increased 37%, to $3.8 billion, while gross profit increased 114%, to $714 million, compared to 2021, as momentum in our core markets is driving profitable growth across the enterprise. Results for 2022 and 2021 included $157 million and $40 million, respectively, of net pre-tax charges as further described in the Results of Operations section below. The Company’s net income for 2022 was $130.9 million, or $0.96 per share. ATI Adjusted EBITDA for 2022 was $549.3 million, or 14.3% of sales, compared to $290.9 million, or 10.4% of sales, for 2021. See further explanation below for non-GAAP definitions and calculations.
Revenues in our largest end markets, aerospace & defense, increased $741 million, or 65%, compared to 2021, and represented 49% of our 2022 sales. International sales, including both U.S. exports and foreign sales from our foreign manufacturing operations, were $1.6 billion in 2022 and represented 42% of total sales.

A summary of our results is as follows.

(Dollars in millions, except per share amounts)	2022	2021
Sales	$3,836.0	$2,799.8
Gross profit	$714.2	$333.2
Gross profit % of sales	18.6%	11.9%
Operating income	$287.3	$117.6
Income before income taxes	$162.0	$10.6
Net income (loss)	$130.9	$(38.2)
Diluted net income (loss) per common share	$0.96	$(0.30)
Our major accomplishments during 2022 include the following:
•A return to profitability after a net loss in 2021, with 2022 net income of $131 million. Sales in the fourth quarter 2022 were over $1 billion and net income was $77 million. These results were driven by improved demand in key end markets, led by commercial jet engine products. For the full year 2022, Adjusted EBITDA margins were 14.3%, a 390 basis point improvement from full year 2021.
•With the AA&S business transformation and footprint consolidation nearly complete, we are well positioned for continued future profitable growth. In 2022, AA&S’s sales increased 33% to over $2 billion. Aerospace and defense related sales in this segment increased 87% to $556 million. Stronger sales volumes and the improved product mix led to AA&S EBITDA margin expansion exceeding 300 basis points compared to 2021.
•We generated positive cash flow of $225 million from operating activities in 2022, while supporting a $68 million increase in managed working capital and making a $50 million contribution to ATI’s U.S. defined benefit pension trust. As a result of our constant focus on our financial condition, we ended the year with $584 million of cash on hand and over $1 billion of total liquidity including the undrawn capacity under our asset-based lending facility.
•On May 12, 2022, we completed the sale of the Sheffield, UK operations, which was previously part of the HPMC segment. With more than 80% of the operation’s $36 million 2021 sales focused on the oil and gas markets, it was not well-aligned with ATI’s strategic focus on the aerospace and defense markets. This divestiture also removed all obligations for a UK defined benefit pension plan.
•On September 9, 2022, the Company amended and restated its Asset Based Lending (ABL) Credit Facility, which extended the ABL facility, including the $200 million term loan, through September 2027 and included an increase of $100 million in the revolving credit facility, to $600 million, and continued a letter of credit sub-facility of up to $200 million.
•We continued to reduce our net pension liability, which was $219 million, or 88% funded on a financial reporting basis as of December 31, 2022, a substantial improvement over the $396 million, or 84% funded position at the end of 2021 due to cash contributions to the pension trust and benefits from higher discount rates at year-end 2022.
Results of Operations
2022 Compared to 2021
Results for 2022 included sales of $3.84 billion and income before tax of $162.0 million, compared to sales of $2.80 billion and income before tax of $10.6 million in 2021. Our gross profit was $714.2 million, or 18.6% of sales, a $381 million increase compared to 2021, as the momentum in our core markets drove profitable growth across the enterprise. Results in 2022 include $34 million of benefits from management actions to access available grants and other forms of COVID-19 relief available from previously-enacted U.S. legislation. These benefits included $17 million of a $22 million grant under the Aviation Manufacturing Jobs Protection (AMJP) program for our operations in the HPMC segment, which helped fund ongoing wage and benefit costs for a six-month period through May 2022, and $17 million in employee retention credits applicable across all of ATI’s domestic operations, largely for preserving jobs throughout the global pandemic-related economic downturn. Results for 2022 also included $157.0 million of net pre-tax charges which consisted of the following:
•$134.2 million in losses, net, primarily associated with the sale of the Sheffield, UK business which was sold in May 2022 for a $141 million loss. This business is reported as part of the HPMC segment through the date of sale and had sales of $36 million and a net loss before tax of $9 million in fiscal year 2021. This loss was partially offset by a gain on the sale of our small Pico Rivera, CA operations.
•$23.7 million of costs associated with restructuring and other charges, consisting of a $28.5 million charge associated with the settlement of litigation related to the 2016 idling of the Rowley, UT titanium sponge facility, partially offset by severance-related reserve reductions based on changes in planned operating rates and revised work force estimates.

•$0.9 million of credits associated with restructuring activities at the A&T stainless joint venture.
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
All of these items discussed above are excluded from segment EBITDA. The net loss on sale of the businesses in 2022, restructuring charges/credits and strike-related costs are included in operating income on the consolidated statements of operations, which was $287.3 million for 2022, compared to $117.6 million for 2021.
Nonoperating items included $25.4 million in nonoperating retirement benefit expense in 2022, compared to income of $37.2 million in the prior year, reflecting the $64.9 million retirement benefit settlement gain in 2021. Other (nonoperating) income/expense in 2022 includes a $28.5 million litigation settlement charge discussed above partially offset by a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 claims, which is included in AA&S segment results. Other (nonoperating) income/expense in 2021 includes a $65.5 million debt extinguishment charge and the $13.8 million gain on the sale of the Flowform Products business discussed above.
Results for 2022 included $15.5 million of income tax expense, primarily attributable to the Company’s foreign operations and state income tax expense associated with states that limit net operating loss utilization. ATI continues to maintain a valuation allowance on its U.S. deferred tax assets. Results for 2021 include $26.8 million of income tax expense, primarily for $15.5 million in discrete tax effects related to the retirement benefit settlement gain. Net income attributable to ATI was $130.9 million, or $0.96 per share, in 2022, compared to a net loss attributable to ATI of $38.2 million, or ($0.30) per share, for 2021.
Adjusted EBITDA was $549.3 million, or 14.3% of sales, for 2022, and $290.9 million, or 10.4% of sales, for 2021. EBITDA and Adjusted EBITDA are measures utilized by ATI that we believe are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We categorically define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We categorically define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring charges/credits, strike related costs, long-lived asset impairments and other postretirement/pension curtailment and settlement gains and losses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Liquidity and Financial Condition section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.

Results by Business Segment
During 2022, we operated in two business segments, HPMC and AA&S, and management evaluates financial results on this basis. Full year 2022 HPMC sales increased 42% compared to 2021, as a 58% increase in aerospace and defense market sales was partially offset by a 17% decrease in sales to energy markets. Fourth quarter 2022 HPMC sales were 42% higher than the fourth quarter 2021, as commercial aerospace end markets return to pre-COVID demand levels. Full year 2022 AA&S sales increased 33% compared to 2021 reflecting the benefits of the transformation and the strength of the aerospace and defense markets. Fourth quarter 2022 AA&S sales were 25% higher than the fourth quarter 2021 as aerospace and defense sales increased by 100%.
Total segment EBITDA was $623.8 million, or 16.3% of sales, in 2022, compared to total segment EBITDA of $351.6 million, or 12.6% of sales, in 2021. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, categorically excludes all effects of income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other expenses, charges for goodwill and asset impairments, restructuring and other charges, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Results on our management basis of reporting were as follows (in millions):

	Fiscal Year Ended
	December 31,	December 31,
	2022	2021
Sales:
High Performance Materials & Components	$1,641.2	$1,155.1
Advanced Alloys & Solutions	2,194.8	1,644.7
Total external sales	$3,836.0	$2,799.8

EBITDA:
High Performance Materials & Components	$296.0	$159.9
% of Sales	18.0%	13.8%
Advanced Alloys & Solutions	327.8	191.7
% of Sales	14.9%	11.7%
Total segment EBITDA	623.8	351.6
% of Sales	16.3%	12.6%

Corporate expenses	(62.4)	(55.9)
Closed operations and other expenses	(12.1)	(4.8)
Total ATI Adjusted EBITDA	549.3	290.9

Depreciation & amortization	(142.9)	(143.9)
Interest expense, net	(87.4)	(96.9)
Restructuring and other credits (charges)	(23.7)	10.5
Strike related costs	—	(63.2)
Retirement benefit settlement gain	—	64.9
Joint venture restructuring credit	0.9	—
Debt extinguishment charge	—	(65.5)
Gains (losses) on asset sales and sale of business, net	(134.2)	13.8
Income before income taxes	$162.0	$10.6

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. In measuring performance in controlling this managed working capital, we exclude the effects of inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We measure managed working capital as a percentage of the prior three months annualized sales to evaluate our performance based on recent levels of business volume. In 2022, managed working capital decreased to 30.1% of annualized total ATI sales compared to 37.5% of annualized sales at December 31, 2021, reflecting the Company’s ongoing efforts to improve managed working capital efficiency as well as a higher level of sales. The $67.5 million increase in overall managed working capital in 2022 is detailed in the table below. Days sales outstanding, which measures actual collection timing for accounts receivable, modestly improved at year-end 2022 compared to 2021. Gross inventory turns improved by 13% in 2022 compared to 2021, as improved inventory flow across our operations was an area of significant management focus in 2022. Accounts payable increased as a result of increased business volumes in 2022 and capital expenditures related to strategic projects that remained in accounts payable at December 31 2022.

The computations of Managed Working Capital at December 31, 2022 and 2021, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

(In millions)	December 31, 2022	December 31, 2021
Accounts receivable	$579.2	$470.0
Short-term contract assets	64.1	53.9
Inventory	1,195.7	1,046.3
Accounts payable	(553.3)	(375.5)
Short-term contract liabilities	(149.1)	(116.2)
Subtotal	1,136.6	1,078.5
Allowance for doubtful accounts	7.7	3.8
Inventory reserves	70.9	65.4
Managed working capital	$1,215.2	$1,147.7
Annualized prior 3 months sales	$4,041.9	$3,061.5
Managed working capital as a % of annualized sales	30.1%	37.5%
December 31, 2022 change in managed working capital	$67.5

Comparative information for our overall revenues (in millions) by end market, including divested businesses prior to sale, and their respective percentages of total revenues is as follows:

Market	2022		2021
Aerospace & Defense:
Jet Engines- Commercial	$1,063.5	28%	$517.2	19%
Airframes- Commercial	468.9	12%	262.7	9%
Defense	341.2	9%	352.8	13%
Total Aerospace & Defense	1,873.6	49%	1,132.7	41%
Energy:
Oil & Gas	476.7	13%	332.3	12%
Specialty Energy	276.6	7%	259.6	9%
Total Energy	753.3	20%	591.9	21%
Automotive	302.1	8%	305.1	11%
Electronics	200.0	5%	215.1	8%
Construction/Mining	176.4	5%	122.2	4%
Medical	163.1	4%	131.5	5%
Food Equipment & Appliances	158.5	4%	153.1	5%
Other	209.0	5%	148.2	5%
Total	$3,836.0	100%	$2,799.8	100%

Comparative information for our major products, including divested businesses prior to sale, based on their percentages of revenues is as follows. We no longer report standard stainless product sales as a separate product category. Prior period information includes these sales within the nickel-based alloys and specialty alloys category. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

For the Years Ended December 31,	2022	2021
Nickel-based alloys and specialty alloys	52%	43%
Precision forgings, castings and components	15%	16%
PRS products	14%	19%
Titanium and titanium-based alloys	11%	12%
Zirconium and related alloys	8%	10%
Total	100%	100%

Sales by geographic area (in millions), including divested businesses prior to sale, and as a percentage of total sales, were as follows:

For the Years Ended December 31,	2022		2021
United States	$2,218.6	58%	$1,534.9	55%
Europe	785.2	20%	475.1	17%
Asia	641.6	17%	593.8	21%
Canada	87.4	2%	75.9	3%
Other	103.2	3%	120.1	4%
Total sales	$3,836.0	100%	$2,799.8	100%
Information with respect to our business segments follows.
High Performance Materials & Components

(In millions)	2022	% Change	2021
Sales to external customers	$1,641.2	42%	$1,155.1
Segment EBITDA	$296.0	85%	$159.9
Segment EBITDA as a percentage of sales	18.0%		13.8%
International sales as a percentage of sales	54.7%		50.5%

Our HPMC segment produces a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings, components, and machined parts.
2022 Compared to 2021
Sales of $1.64 billion for the HPMC segment in 2022 increased 42% compared to 2021. Sales to the aerospace & defense markets, which were 80% of 2022 HPMC sales, were 58% higher, reflecting an 89% increase in commercial aerospace sales, partially offset by a 29% decrease in defense sales. Sales of next generation jet engine products represented 54% of total 2022 HPMC jet engine product sales and were 131% higher than 2021 levels. In May 2022, we sold our Sheffield, UK operations, which included facilities for melting and re-melting, machining and bar mill operations, and had $36 million in sales in 2021. This business was reported as part of the HPMC segment through the date of sale. The divestiture is not expected to have a material impact on future HPMC results.
Comparative information for our HPMC segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2022 and 2021, and the percentage change in revenues by market for 2022 is as follows:

Market	2022		2021		Change
Aerospace & Defense:
Jet Engines- Commercial	$975.7	59%	$480.9	42%	$494.8	103%
Airframes- Commercial	184.1	11%	132.8	11%	51.3	39%
Defense	158.2	10%	221.8	19%	(63.6)	(29)%
Total Aerospace & Defense	1,318.0	80%	835.5	72%	482.5	58%
Energy:
Oil & Gas	35.0	2%	42.2	3%	(7.2)	(17)%
Specialty Energy	113.6	7%	136.1	12%	(22.5)	(17)%
Total Energy	148.6	9%	178.3	15%	(29.7)	(17)%
Medical	73.2	4%	60.3	5%	12.9	21%
Construction/Mining	34.1	2%	24.0	2%	10.1	42%
Other	67.3	5%	57.0	6%	10.3	18%
Total	$1,641.2	100%	$1,155.1	100%	$486.1	42%

We utilize LTAs for our specialty materials, including powders, parts and components, with certain of our customers, including several aerospace market OEMs, to reduce their supply uncertainty. These LTAs, which are expected to drive HPMC’s growth trajectory for the next several years, cover sales of ATI’s specialty materials, parts and components used in both next-generation and legacy aircraft platforms, including jet engines. Our LTAs include a titanium products supply agreement for aircraft airframes and structural components with The Boeing Company (Boeing), which was extended in 2021. This LTA covers value-added titanium products and provides opportunity for greater use of ATI’s next generation and advanced titanium alloys in both long product and flat-rolled product forms, including highly engineered titanium forged products. The agreement includes both long-product forms that are manufactured within the HPMC segment, and a significant amount of plate products that are manufactured utilizing assets of both the HPMC and AA&S segments. Revenues and profits associated with these titanium products covered by the Boeing LTA are included primarily in the results for the HPMC segment.
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
New airframe designs contain a larger percentage of titanium alloys, and the jet engines that power them use newer nickel-based alloys and titanium-based alloys, in both cases for improved performance and more economical operating costs, compared to legacy airframe and engine designs. Boeing and Airbus continue to have multi-year backlogs of orders for both legacy models and next-generation aircraft, and there continues to be almost 26,000 jet engines with firm orders (Aero Engine News, February 2023). Due to manufacturing cycle times, demand for our specialty materials leads the deliveries of new aircrafts by approximately 6 to 12 months.
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
Comparative information for HPMC’s major product categories based on their percentages of the segment’s overall revenue is as follows:

For the Years Ended December 31,	2022	2021
High-Value Products
Nickel-based alloys and specialty alloys	49%	43%
Precision forgings, castings and components	34%	38%
Titanium and titanium-based alloys	17%	19%
Total High-Value Products	100%	100%

HPMC segment EBITDA for 2022 increased 85% to $296.0 million, or 18.0% of sales, compared to $159.9 million, or 13.8% of sales, in 2021, reflecting an improved product mix and benefits from increased operating levels. Stronger operating margins reflect higher sales of next-generation jet engine products and higher facility utilization levels. HPMC’s full year 2022 sales associated with next-generation platforms were in line with full year 2019 deliveries. Results in 2022 include $27.5 million of benefits from the Aviation Manufacturing Jobs Protection (AMJP) program and employee retention credits, partially offset by labor and other costs related to ramp readiness. Strike-related costs of $3.5 million were excluded from HPMC 2021 results.
Current year results reflect growing momentum in our business. The aerospace market continues to recover, and we are seeing an ongoing improvement in demand in many of our key end markets, most notably jet engine materials and components. Worldwide economic recovery is increasing the demand for travel and efficient energy, which benefits ATI, and we believe we are well positioned to capture this growth in the future. Jet engine forgings and specialty materials demand remains strong, bolstered by share gains. Looking ahead to 2023, we anticipate strong year-over-year revenue and segment EBITDA growth primarily driven by the ongoing commercial aerospace recovery.
We believe that our HPMC segment is well-positioned for profitable growth through the continued recovery in commercial aerospace demand, especially in jet engine platforms where LTAs provide significant growth and share gains for ATI on next-generation airplanes and the jet engines that power them.

Advanced Alloys & Solutions

(In millions)	2022	% Change	2021
Sales to external customers	$2,194.8	33%	$1,644.7
Segment EBITDA	$327.8	71%	$191.7
Segment EBITDA as a percentage of sales	14.9%		11.7%
International sales as a percentage of sales	32.8%		41.4%
2022 Compared to 2021
Sales of $2.19 billion for the AA&S segment in 2022 increased 33% compared to 2021. The prior year period included impacts from a labor strike that ended in mid-July 2021, which reduced sales in that period. The segment had increased sales to almost all end markets, including an 87% increase in aerospace & defense market sales. In July 2022, ATI announced a new LTA with GKN Aerospace for titanium sheet and plate products for commercial and military airframes. Energy markets sales also increased 46% for both specialty energy and oil & gas applications. 2022 sales of nickel based alloys and specialty steels increased by 67% compared to 2021. Additionally, 2022 sales of titanium and titanium-based alloys increased by 41% compared to 2021.
Comparative information for our AA&S segment revenues (in millions) by market, the respective percentages of overall segment revenues, for the years ended 2022 and 2021, and the percentage change in revenues by market for 2022 is as follows:

Market	2022		2021		Change
Energy:
Oil & Gas	$441.7	20%	$290.1	18%	$151.6	52%
Specialty Energy	163.0	8%	123.5	7%	39.5	32%
Total Energy	604.7	28%	413.6	25%	191.1	46%
Aerospace & Defense:
Jet Engines- Commercial	87.8	4%	36.3	2%	51.5	142%
Airframes- Commercial	284.8	13%	129.9	8%	154.9	119%
Defense	183.0	8%	131.0	8%	52.0	40%
Total Aerospace & Defense	555.6	25%	297.2	18%	258.4	87%
Automotive	290.9	13%	296.4	18%	(5.5)	(2)%
Electronics	197.6	9%	213.9	13%	(16.3)	(8)%
Food Equipment & Appliances	158.3	7%	153.0	10%	5.3	3%
Construction/Mining	142.3	7%	98.2	6%	44.1	45%
Medical	89.9	4%	71.2	4%	18.7	26%
Other	155.5	7%	101.2	6%	54.3	54%
Total	$2,194.8	100%	$1,644.7	100%	$550.1	33%

Our AA&S segment produces zirconium and related alloys including hafnium and niobium, nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate, sheet, and PRS products. AA&S also provides hot-rolling conversion services at its HRPF, including carbon steel products under several LTAs.

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

For the Years Ended December 31,	2022	2021
Nickel-based alloys and specialty alloys	54%	44%
PRS products	25%	33%
Zirconium and related alloys	14%	17%
Titanium and titanium-based alloys	7%	6%
Total	100%	100%

Segment EBITDA was $327.8 million, or 14.9% of sales, a 71% increase from segment EBITDA of $191.7 million, or 11.7% of sales, in 2021. Results reflect a stronger product mix of nickel-alloy mill products as we completed our exit from production of standard stainless products. Increased sales of exotic materials from our Specialty Alloys & Components business and improved operating performance also drove AA&S segment EBITDA margin growth. The 2022 segment EBITDA includes a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 tariff claims and $6.8 million of employee retention credits, partially offset by labor and other costs related to ramp readiness. Strike related costs of $59.7 million, primarily related to lower productivity and utilization levels, were excluded from AA&S segment 2021 results.
With the AA&S business transformation and footprint consolidation nearly completed, we are well positioned for continued future growth. Sales of commercial airframe flat-form products in the AA&S segment are projected to increase over the longer-term due in part to the repositioning of the commercial aerospace supply chain in response to the Russia/Ukraine conflict. While availability of raw materials for our melting processes remains adequate during the ongoing Russia/Ukraine conflict, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.
Corporate Expenses
Corporate expenses, which are included in selling and administrative expenses in the statement of operations, were $62.4 million in 2022 compared to $55.9 million in 2021. The current year increases reflect business transformation initiatives and higher incentive compensation costs compared to the prior year period.
Closed Operations and Other Expenses
Closed operations and other expenses are presented primarily in selling and administrative expenses in the consolidated statements of operations, and include legal, environmental, retirement benefit and insurance obligations associated with closed operations. Closed operations and other expenses were $12.1 million in 2022, compared to $4.8 million in 2021. This increase from the prior period reflects foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation and higher legal costs for closed facilities.
Depreciation and Amortization
The following is depreciation & amortization by business segment:

(In millions)	2022	2021
Depreciation and amortization:
High Performance Materials & Components	$68.3	$75.0
Advanced Alloys & Solutions	67.4	64.5
Other	7.2	4.4
	$142.9	$143.9
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $87.4 million in 2022, compared to $96.9 million in 2021. The decrease in interest expense was in part due to the conversion of $82.5 million of the 4.75% Convertible Senior Notes due 2022 (2022 Notes) to 5.7 million shares of ATI stock on the July 1, 2022 maturity date of the 2022 Notes. Further, interest expense is presented net of interest income of $4.7 million in 2022 and $0.7 million in 2021. Interest expense in 2022 and 2021 was reduced by $5.1 million and $4.3 million, respectively, related to interest capitalization on major strategic capital projects.
Restructuring and Other Charges/Credits
For the year ended December 31, 2022, restructuring and other charges were $23.7 million, which is excluded from segment results. This $23.7 million charge consisted primarily of $28.5 million of costs associated with the settlement of litigation related to the 2016 idling of the Rowley, UT titanium sponge facility, partially offset by $4.8 million of restructuring credits for reductions in severance-related reserves related to approximately 110 employees based on changes in planned operating rates and revised workforce estimates. Cash payments associated with prior restructuring programs were $3.1 million in 2022. Of the $9.8 million of remaining reserves associated with these restructuring actions as of December 31, 2022, $5.4 million are expected to be paid within the next year.
For the year ended December 31, 2021, restructuring and other charges were a net credit of $10.5 million, which is excluded from segment results. This $10.5 million net credit consisted primarily of $11.3 million of restructuring credits on the consolidated statement of operations, reflecting a $12.0 million reduction in severance-related reserves for approximately 350 employees based on changes in planned operating rates and revised workforce reduction estimates, partially offset by $0.7 million of other costs related to facility idlings and a $0.8 million charge for inventory valuation reserves, classified in cost of sales on the consolidated statement of operations, primarily related to excess raw material and work in process inventory at the idled Albany, OR primary titanium facility.
In addition, the A&T Stainless JV recorded a $1.8 million credit in 2022 for the reversal of restructuring reserves as a result of revised estimates, and ATI recognized a $0.9 million credit in 2022 for its equity method share of these reversals. These charges are excluded from segment operating results.

Strike Related Costs
Strike related costs were $63.2 million in 2021, of which $59.7 million were excluded from AA&S segment EBITDA and $3.5 million were excluded from HPMC segment EBITDA. These items primarily consisted of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and signing bonuses for represented employees.
Retirement Benefit Settlement Gain
ATI’s 2021 results include a $64.9 million retirement benefit settlement gain related to a plan termination that eliminated certain postretirement medical benefit liabilities. This was effective upon the July 2021 ratification of the new USW CBA. This gain, which is recorded in nonoperating retirement benefit income/expense on the consolidated statement of operations and is excluded from segment EBITDA, was comprised of $43.0 million of long-term postretirement benefit liabilities as of July 2021 and $21.9 million of amounts recorded in accumulated other comprehensive income at that date.
Debt Extinguishment Charge
In 2021, ATI recognized a $65.5 million debt extinguishment charge on the redemption of the 5.875% Senior Notes due 2023 (2023 Notes), which included a $64.5 million cash make-whole payment related to the early extinguishment of the 2023 Notes as required by the applicable indenture, and a $1.0 million charge for deferred debt issue costs.
Gains/Loss on Asset Sales and Sale of Business, Net
On May 12, 2022, we completed the sale of our Sheffield, UK operations and recognized a loss in 2022 on sale of $141.0 million. The Sheffield, UK operations were previously part of the Specialty Materials business in the HPMC segment. The loss on sale is reported in loss on asset sales and sales of businesses, net, on the consolidated statement of operations and is excluded from HPMC segment results. The loss includes $55.6 million related to the UK defined benefit pension plan, of which $26.1 million was reported as a net pension asset but which was in a deficit funding position for UK statutory reporting purposes, and $29.5 million in accumulated other comprehensive loss on the consolidated ATI balance sheet. The loss also includes $20.0 million of cumulative translation adjustment foreign exchange losses since ATI’s acquisition of these operations in 1998.

Also in 2022, we completed the sale of the small Pico Rivera, CA operations as part of the strategy to exit standard stainless products. We received cash proceeds of $6.2 million on the sale of these assets. We recognized a $6.8 million pretax gain on sale, including de-recognizing certain lease liabilities, which is reported in loss on asset sales and sales of businesses, net, on the consolidated statement of operations and is excluded from AA&S segment results.

In 2021, we completed the sale of our Flowform Products business within the HPMC segment for $55.0 million, and recognized a $13.8 million gain. This gain is recorded in nonoperating income/expense on the consolidated statement of operations and is excluded from segment EBITDA.
Income Taxes
Results in 2022 and 2021 include impacts from income taxes that differ from applicable standard tax rates, primarily related to income tax valuation allowances. The provision for income taxes for 2022 was $15.5 million, which was primarily related to our profitable PRS joint venture in China. We continue to have minimal cash tax requirements in the U.S. due to the ongoing benefits of net operating loss tax carryforwards.
The provision for income taxes for 2021 was $26.8 million, which was primarily attributable to the $15.5 million in discrete tax effects related to the postretirement medical benefits gain discussed above, in accordance with ATI’s accounting policy for recognizing deferred tax amounts stranded in accumulated other comprehensive income.
Financial Condition and Liquidity
On September 9, 2022, we amended and restated our Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our operations. As amended, the ABL facility also provides us with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. This amendment and restatement extended the ABL facility through September 2027 and includes an increase of $100 million in the revolving credit facility, to $600 million. The ABL continues to include a letter of credit sub-facility of up to $200 million, a $200 million term loan (ABL Term Loan), and a swing loan facility of up to $60 million. The ABL Term Loan can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, as amended, we have the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL. We have a $50 million floating-for-fixed interest rate swap which converts a portion of the ABL Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.
As of December 31, 2022, there were no outstanding borrowings under the revolving credit portion of the ABL, and $39.8 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL during 2022 or 2021.
The ABL, as amended, has interest rates that are consistent with the previous facility, replacing LIBOR with Secured Overnight Financing Rate (SOFR) plus an applicable SOFR adjustment. The ABL Term Loan, as amended, has an interest rate of 2.0% above adjusted SOFR. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings.
The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding ABL Term Loan balance, or (ii) $60.0 million. We were in compliance with the fixed charge coverage ratio as of December 31, 2022. Costs associated with entering into the ABL amendment were $2.4 million, and are being amortized to interest expense over the extended term of the facility ending September 2027, along with $1.7 million of unamortized deferred costs previously recorded for the ABL.
During the second quarter of 2022, $82.5 million of the 2022 Notes were converted into 5.7 million shares of ATI common stock, with the remaining $1.7 million of outstanding principal balance paid in cash for notes that were not converted.
On September 14, 2021, ATI issued $325 million aggregate principal amount of 4.875% Senior Notes due 2029 (2029 Notes) and $350 million aggregate principal amount of 5.125% Senior Notes due 2031 (2031 Notes). Underwriting fees and other third-party expenses for the issuance of the 2029 and 2031 Notes were each $4.7 million, and are being amortized to interest expense over the 8-year and 10-year terms of the 2029 and 2031 Notes, respectively. Total combined net proceeds of $665.7 million from both of these issuances were primarily used to fund the full redemption of the $500 million aggregate principal amount outstanding of the 2023 Notes on October 14, 2021, including a make-whole payment and accrued interest, resulting in a $65.5 million debt extinguishment charge, which includes a $64.5 million cash make-whole payment related to the early extinguishment of the 2023 Notes and a $1.0 million charge for the remaining unrecognized portion of the 2023 Notes deferred debt issue costs. As a result of these transactions, we significantly extended our debt maturity profile and, with the elimination of $500 million of debt currently bearing interest at 7.875% due to changes in our credit ratings, reduced annual interest expense by approximately $6 million.

At December 31, 2022, we had $584 million of cash and cash equivalents, and available additional liquidity from the undrawn capacity under the ABL facility of approximately $538 million, for total liquidity of more than $1.1 billion. We continue to have minimal cash tax requirements in the U.S. due to the ongoing benefits of net operating loss tax carryforwards.
During 2021, we received approximately $53 million in cash, net of transaction costs and net working capital adjustments, for the sale of the Flowform Products business.
In 2022, the Company made $50 million in voluntary cash contributions to its U.S. qualified defined benefit pension plans to improve the plans’ funded position. As a result of the American Rescue Plan Act (ARPA) enacted in March 2021, the rules governing pension funding calculations changed. Based on current actuarial assumptions, we are not required to make any contributions to these pension plans during fiscal year 2023, and our prior contributions have generated a credit balance that may be utilized to offset future minimum required contributions. Using our long-term weighted average expected rate of return on pension plan assets and other actuarial assumptions, we do not expect to have any minimum cash funding requirements to these pension plans for the next few years. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities. We voluntarily contributed $50 million to these plans in early 2023. We may elect to contribute additional amounts to these pension plans to improve their funded position, or we may elect to use a portion of our credit balance in lieu of cash contributions based on other capital allocation priorities.
On February 2, 2022, we announced that our Board of Directors authorized the repurchase of up to $150 million of ATI stock. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and it may be modified, suspended, or terminated at any time by the Board of Directors without prior notice. In 2022, we used $139.9 million to repurchase 5.2 million of our common stock under this program.
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

Our Debt to Adjusted EBITDA Leverage Ratio improved in 2022 compared to 2021, primarily as a result of higher earnings. Our Net Debt to Adjusted EBITDA Leverage ratio also improved in 2022 compared to year-end 2021, despite a decreased cash balance, primarily due to higher earnings. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	December 31, 2022	December 31, 2021
Net income (loss) attributable to ATI	$130.9	$(38.2)
Net income attributable to noncontrolling interests	15.6	22.0
Net income (loss)	146.5	(16.2)
Interest expense	87.4	96.9
Depreciation and amortization	142.9	143.9
Income tax provision	15.5	26.8
Strike related costs	—	63.2
Retirement benefit settlement gain	—	(64.9)
Restructuring and other charges (credits)	23.7	(10.5)
Joint venture restructuring credit	(0.9)	—
Debt extinguishment charge	—	65.5
Loss (gain) on asset sales and sale of business	134.2	(13.8)
Adjusted EBITDA	$549.3	$290.9

Debt	$1,748.0	$1,842.9
Add: Debt issuance costs	17.2	20.8
Total debt	1,765.2	1,863.7
Less: Cash	(584.0)	(687.7)
Net debt	$1,181.2	$1,176.0

Debt to Adjusted EBITDA	3.21	6.41
Net Debt to Adjusted EBITDA	2.15	4.04
Cash Flow
Cash provided by operations for 2022 was $224.9 million. Working capital balances, and consequently cash provided by operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. However, we actively manage our working capital to ensure the required flexibility to meet our strategic objectives. Increased cash from operations in 2022 as compared to 2021, resulted from our ongoing efforts to improve efficiency around accounts receivable and inventory levels despite significantly higher sales and operating levels in most operations. Increased business volumes and expenditures attributable to strategic capital projects contributed to higher accounts payable balances at December 31, 2022. Other significant 2022 operating cash flow items included $50 million in contributions to the U.S. defined benefit pension plans, payment of 2021 annual incentive compensation and receipt of $8.5 million for repayment of working capital advances from A&T Stainless. Cash provided by operations was $16.1 million in 2021, despite higher accounts receivable and inventory balances related to increased business activity and rising raw material costs. Other significant 2021 operating cash flow items included $67.5 million in contributions to the U.S. defined benefit pension plans and payment of 2020 annual incentive compensation, partially offset by receipt of advance payments from customers as part of long-term supply agreements in 2021.
Cash used in investing activities was $126.7 million in 2022, reflecting $130.9 million in capital expenditures primarily related to AA&S transformation projects. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility. Cash used in investing activities was $77.3 million in 2021, reflecting $152.6 million in capital expenditures, primarily related to AA&S transformation projects, and HPMC growth projects including the new iso-thermal press and heat-treating expansion in Cudahy, WI. These investing activity cash outflows were partially offset by $53.1 million of proceeds from the sale of the Flowform Products business and $20.8 million of proceeds from property, plant and equipment sales, which includes $16.2 million from the sale of ongoing construction in progress projects that were converted to leases.
Cash used in financing activities in 2022 was $201.9 million, and consisted primarily of $139.9 million toward the repurchase of ATI shares and $34.0 million in dividend payments to the 40% noncontrolling interest in our PRS joint venture in China. Cash provided by financing activities in 2021 was $103.0 million, and consisted primarily of $675.7 million of net proceeds from the issuance of the 4.875% Senior Notes due 2029 (2029 Notes) and 5.125% Senior Notes due 2031 (2031 Notes) and $21.7 million of borrowings under foreign credit facilities. These amounts were offset by the full redemption of the $500 million aggregate principal amount outstanding of the 2023 Notes, a $64.5 million cash make-whole payment related to the early extinguishment of the 2023 Notes as required by the applicable indenture, and $9.5 million for debt issuance costs associated with the newly-issued 2029 and 2031 Notes.
At December 31, 2022, cash and cash equivalents on hand totaled $584.0 million, a $103.7 million decrease from year-end 2021. Cash and cash equivalents held by our foreign subsidiaries was $102.6 million at December 31, 2022, of which $53.5 million was held by our PRS joint venture in China.

Contractual Obligations
A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Total Debt including Finance Leases	$1,765.2	$41.7	$477.7	$567.9	$677.9
Interest on Debt (A)	476.2	85.7	163.2	123.9	103.4
Operating Lease Obligations (B)	69.6	15.5	23.0	14.6	16.5
Other Long-term Liabilities	146.6	—	94.0	34.0	18.6
Pension and OPEB Obligations (C)	491.8	33.6	66.4	145.5	246.3
Unconditional Purchase Obligations
Raw Materials (D)	1,057.1	491.1	402.0	164.0	—
Capital expenditures	39.9	39.2	0.7	—	—
Other (E)	33.3	17.2	13.7	2.3	0.1
Total	$4,079.7	$724.0	$1,240.7	$1,052.2	$1,062.8
Other Financial Commitments
Lines of Credit (F)	$659.5	$59.5	$—	$600.0	$—
Guarantees	$12.7
(A)Amounts include contractual interest payments using the interest rates in effect as of December 31, 2022 applicable to the Company’s ABL Term Loan due 2027, the 2025 Convertible Notes, the Allegheny Ludlum 6.95% Debentures due 2025, the 2027 Notes, the 2029 Notes and the 2031 Notes.
(B)Amounts include operating lease obligations at their undiscounted value. These obligations are presented in other current liabilities and other long-term liabilities on the consolidated balance sheets at their discounted value, using applicable interest rates. See Note 11, Leases for further information.
(C)Based on current actuarial studies, amounts include payments for the next 10 years to defined benefit pension plans, assuming the expected long-term returns on pension assets are achieved. Projections of minimum required payments to the U.S. qualified defined benefit pension plans are subject to significant uncertainty based on a number of factors including actual pension plan asset returns, changes in estimates of participant longevity, and changes in interest rates. Amounts also include actuarial projections of payments under other post employment benefit plans for the next 10 years. In most retiree healthcare plans, our contributions are capped based on the cost as of a certain date. See Note 14, Retirement Benefits for further information.
(D)We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2022, for raw material obligations with variable pricing.
(E)We have various contractual obligations that extend through 2028 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.
(F)At December 31, 2022, there was $19.4 million drawn under foreign credit agreements. Drawn amounts on the U.S. facility were $39.8 million utilized for standby letters of credit under the $600 million ABL facility, which renew annually. These standby letters of credit are used to support: $26.3 million in workers’ compensation and general insurance arrangements, $5.4 million related to environmental matters and $8.1 million for performance assurances.

Commitments and Contingencies
At December 31, 2022, our reserves for environmental remediation obligations totaled approximately $13 million, of which $5 million was included in other current liabilities. These reserves included estimated probable future costs of: $3 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for remediation or indemnification obligations; and $2 million for owned or controlled sites at which our operations have been or plan to be discontinued. We continue to evaluate whether we may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate. The timing of expenditures depends on a number of factors that vary by site. ATI expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
At December 31, 2022, we had recognized asset retirement obligations (AROs) of $18 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
Labor Matters
We have no significant CBAs that expire in 2023. Approximately 1,100 USW-represented employees engaged in a 3 ½ month strike in mid-2021, following the expiration of a CBA, primarily affecting operations in the AA&S segment. In July 2021, we announced that a new four-year labor agreement with the USW through February 28, 2025 was ratified, ending the strike.
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
At December 31, 2022, our defined benefit pension plans were approximately 88% funded in accordance with generally accepted accounting principles, and were remeasured at that date using a 5.55% discount rate to measure the projected benefit obligation. For ERISA funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using an IRS-determined segmented yield curve. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. As a result of the ARPA enacted in March 2021, the rules governing pension funding calculations changed. Based on current actuarial assumptions, we are not required to make any contributions to these pension plans during fiscal year 2023, and our prior contributions have generated a credit balance that may be utilized to offset future minimum required contributions. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets and the discount rates used to measure pension liabilities. Pension trust asset performance for both our accounting and ERISA funding calculations is determined using the market value of plan assets at the end of each year.
We have certain CBAs that include participation in a multiemployer pension plan. Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. A subsidiary of the Company participates in the Steelworkers Western Independent Shops Pension Plan (WISPP) for union-represented employees of our primary titanium operations in Albany, OR, which is funded on an hours-worked basis. Manufacturing operations at this facility have been idled throughout 2021 and most of 2022, with a limited number of employees that participate in the WISPP remaining active in maintenance and other functions. It is reasonably possible that a significant reduction or the elimination of hours-worked contributions due to changes in operating rates at this facility could result in a withdrawal liability assessment in a future period. A complete withdrawal liability is estimated to be approximately $27 million on an undiscounted basis, based on information for the plan year ended September 30, 2021, which is the most recent information available from the Plan Administrator. If this complete withdrawal liability was incurred, ATI estimates that payments of the obligation would be required on a straight-line basis over a 15-year period.
Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is most appropriate in our specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.
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
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At December 31, 2022, the Company had $227.2 million of goodwill on its consolidated balance sheet, all of which relates to the HPMC segment. Goodwill decreased $0.7 million in 2022 due to foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar.
For our annual goodwill impairment evaluation performed in the fourth quarter of 2022, quantitative goodwill assessments were performed for the two HPMC reporting units with goodwill. Fair values were determined by using a quantitative assessment that may include discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any, which represents Level 3 unobservable information in the fair value hierarchy. These impairment assessments and valuation methods require us to make estimates and assumptions regarding revenue growth, changes in working capital and capital expenditures, selling prices and profitability that drive cash flows, and the WACC. Many of these assumptions are determined by reference to market participants we have identified. For example, our WACC used in our discounted cash flow assessments was 11.7% and long-term growth rates ranged from 3% to 3.5%. The estimated effect of a 0.50% change in the WACC would result in a 10% change in the fair value of the Forged Products reporting unit. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
The $227.2 million of goodwill remaining as of December 31, 2022 on our consolidated balance sheet is comprised of $161.2 million at the Forged Products reporting unit and $66.0 million at the Specialty Materials reporting unit. For our annual goodwill impairment evaluation performed in the fourth quarter of 2022, the Specialty Materials reporting unit had a fair value that was significantly in excess of carrying value. The Forged Products reporting unit had a fair value that exceeded carrying value by more than 50% for the 2022 annual assessment, which increased compared to the annual evaluation for 2021. As a result, no impairments were determined to exist from the annual goodwill impairment evaluation for the years ended

December 31, 2022, 2021 or 2020. In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. In addition, no indicators of impairment were observed in 2022 or 2021 associated with any of our long-lived assets in the HPMC segment.
During the second quarter of 2020, we performed an interim goodwill impairment analysis on the Forged Products reporting unit and its $460.4 million goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic, and the increasing uncertainty of near-term demand requirements of aero-engine and airframe markets based on government responses to the pandemic and ongoing interactions with customers. For the 2020 interim impairment analysis, fair value was determined by a quantitative assessment that used a discounted cash flow technique. As a result of the second quarter 2020 interim goodwill impairment evaluation, we determined that the fair value of the Forged Products reporting unit was below carrying value, including goodwill, by $287.0 million. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in commercial aerospace market demand. Consequently, during the second quarter of 2020, we recorded a $287.0 million impairment charge for the partial impairment of Forged Products reporting unit goodwill, most of which was assigned from the Company’s 2011 Ladish acquisition that was not deductible for income tax purposes.
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
Results in 2022, 2021 and 2020 include impacts from income taxes that differ from applicable standard tax rates, primarily related to income tax valuation allowances. In 2020, ATI’s U.S. operations returned to a three-year cumulative loss position, limiting our ability to utilize future projections as sources of income when analyzing the need for a valuation allowance. The consolidated income tax provision of $77.7 million for fiscal year 2020 primarily relates to increases to deferred tax asset valuation allowances based on an analysis of the expected realization of deferred tax assets and liabilities within applicable expiration periods. In 2021 and 2022, ATI continued to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $67.5 million of valuation allowances on amounts recorded in other comprehensive loss on the consolidated balance sheet as of December 31, 2022.
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

Under U.S. generally accepted accounting principles, amounts recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income or expense in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our weighted average expected long-term return on pension plan investments was 6.43% in 2022, and the weighted average expected long-term rate of return on pension plan investments for 2023 will be 6.57%. We apply the assumed rate of return to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. The actual returns on pension plan assets for the last five years have been (14.5)% for 2022, 12.4% for 2021, 15.2% for 2020, 15.1% for 2019, and (4.8)% for 2018. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% would result in additional pre-tax annual income, or expense, of approximately $4 million. The cumulative difference between the expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the U.S. Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of our fiscal year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment, we established a discount rate of 5.55% for valuing the pension liabilities as of December 31, 2022, and for determining the pension expense for 2023. We had previously assumed a discount rate of 2.95% at the end of 2021 and 2.60% at the end of 2020. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate, by approximately $90 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate, by less than $2 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
As discussed above, gains and losses due to differences between actual and expected results for investment returns on plan assets, changes in the discount rate used to value benefit obligations, and other changes in estimates such as participant life expectancy are deferred and recognized in the consolidated statement of operations over future periods. However, for balance sheet presentation, these gains and losses are included in the determination of benefit obligations, net of plan assets, included on the year-end consolidated balance sheet. At December 31, 2022, the Company had approximately $1.2 billion of pre-tax net actuarial losses on its pension obligations, primarily related to an extended decline in prior years in the discount rate used to value the pension obligations. These actuarial losses have been recognized on the consolidated balance sheet through a reduction in stockholders’ equity, and are being recognized in the consolidated statement of operations through expense amortizations over future years. Due to all of ATI’s defined benefit plans being closed to new entrants, with the population predominately frozen for future benefit accruals, the amortization period for accumulated other comprehensive loss recognition for all of these plans is average remaining life expectancy, which is approximately 17 years on a weighted average basis.
With respect to our postretirement plans, under most of the plans, our contributions towards retiree medical premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each fiscal year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2022, we determined the rate to be 5.45%, compared to a 2.80% discount rate in 2021, and a 2.45% discount rate in 2020. The estimated effect of changing the discount rate by 0.50% would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate, by approximately $7 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate, by less than $1 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 7.8% in 2023 and is assumed to gradually decrease to 4.0% in the year 2048 and remain level thereafter. Assumed health care cost trend rates can have a significant effect on the benefit obligation for health care plans, however, the Company’s contributions for most of its retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. ATI has a $50 million floating-for-fixed interest rate swap which converts a portion of the ABL Term Loan to a 4.21% fixed rate. The swap matures in June 2024. We designated the interest rate swap as a cash flow hedge of our exposure to the variability of the payment of interest on a portion of its ABL Term Loan borrowings. The ineffective portion at hedge inception, determined from the fair value of the swap immediately prior to amendment in July 2019, was amortized to interest expense over the initial ABL Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At December 31, 2022, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax gain of $1.9 million, comprised of $1.4 million in prepaid expenses and other current assets and $0.5 million in other assets on the balance sheet.
Volatility of Energy Prices. Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 6 to 8 million MMBtu’s of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $6 to $8 million. We use several approaches to minimize any material adverse effect on our financial condition or results of operations from volatile energy prices. These approaches include incorporating an energy surcharge on many of our products and using financial derivatives or physical hedges to reduce exposure to energy price volatility.
At December 31, 2022, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. At December 31, 2022, we hedged approximately 70% of our annual forecasted domestic requirements for natural gas for 2023 and approximately 25% for 2024. At December 31, 2022, the net mark-to-market valuation of the outstanding natural gas hedges was an unrealized pre-tax gain of $0.6 million, comprised of $2.4 million in prepaid expenses and other current assets, $0.7 million in other assets, $2.0 million in other current liabilities and $0.5 million in other long-term liabilities on the balance sheet. For the year ended December 31, 2022, the effects of natural gas hedging activity decreased cost of sales by $15.1 million.

Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2022 we used approximately 70 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2022, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders, for an aggregate amount of approximately 6 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 8% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At December 31, 2022, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $10.9 million, comprised of $12.5 million in prepaid expenses and other current assets, $0.5 million in other assets, and $2.1 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 31, 2022, we had no significant outstanding foreign currency forward contracts.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ATI Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ATI Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and statements of changes in consolidated equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”.) In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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

Goodwill impairment assessment- Forged Products reporting unit
Description of the Matter
At December 31, 2022, the Company had $227.2 million of goodwill on its consolidated balance sheet. As discussed in Note 1 to the consolidated financial statements, goodwill is reviewed annually for impairment, or more frequently if impairment indicators arise. The assessment of goodwill for impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations to its carrying amount, including goodwill. If the Company’s carrying amount of a reporting unit exceeds its fair value, an impairment loss would be measured as the excess of the carrying value over the calculated fair value.

Auditing the Company’s annual goodwill impairment test for the Forged Products reporting unit was complex because the estimation of fair value involves subjective management assumptions, such as revenue growth, profitability and the weighted-average cost of capital, and a complex valuation methodology, such as the discounted cash flow. Assumptions used in the Company’s valuation model are forward-looking, and changes in these assumptions can have a material effect on the determination of fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process, including controls over management’s review of the assumptions described above.

Our audit procedures to test management’s impairment evaluation of the Forged Products reporting unit included, among others, assessing the valuation methodology and assumptions discussed above, and the underlying data used to develop such assumptions. For example, we compared certain assumptions to current industry, market and economic trends. Where appropriate, we evaluated whether changes to the Company’s business and other factors would affect the assumptions. We also assessed the historical accuracy of management’s estimates and performed independent sensitivity analyses. We involved our valuation specialists to assist us in evaluating the methodology and auditing the assumptions used to calculate the estimated fair value of the Forged Products reporting unit.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
Pittsburgh, Pennsylvania
February 24, 2023

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

For the Years Ended December 31,	2022	2021	2020
Sales	$3,836.0	$2,799.8	$2,982.1

Cost of sales	3,121.8	2,466.6	2,689.3
Gross profit	714.2	333.2	292.8
Selling and administrative expenses	297.5	226.9	201.0
Impairment of goodwill	—	—	287.0
Restructuring charges (credits)	(4.8)	(11.3)	1,107.5
Loss on asset sales and sales of businesses, net	134.2	—	—
Operating income (loss)	287.3	117.6	(1,302.7)
Nonoperating retirement benefit income (expense)	(25.4)	37.2	(62.1)
Interest expense, net	(87.4)	(96.9)	(94.4)
Debt extinguishment charge	—	(65.5)	(21.5)
Other income (loss), net	(12.5)	18.2	(1.2)
Income (loss) before income taxes	162.0	10.6	(1,481.9)
Income tax provision	15.5	26.8	77.7
Net income (loss)	146.5	(16.2)	(1,559.6)
Less: Net income attributable to noncontrolling interests	15.6	22.0	13.0
Net income (loss) attributable to ATI	$130.9	$(38.2)	$(1,572.6)

Basic net income (loss) attributable to ATI per common share	$1.03	$(0.30)	$(12.43)

Diluted net income (loss) attributable to ATI per common share	$0.96	$(0.30)	$(12.43)
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

For the Years Ended December 31,	2022	2021	2020
Net income (loss)	$146.5	$(16.2)	$(1,559.6)
Currency translation adjustment
Unrealized net change arising during the period	(43.5)	(4.6)	32.5
Reclassification adjustment included in net income (loss)	20.0	—	—
Total	(23.5)	(4.6)	32.5
Derivatives
Net derivatives gain (loss) on hedge transactions	53.8	15.5	(2.8)
Reclassification to net income (loss) of net realized (gain) loss	(42.8)	(11.4)	6.0
Income taxes on derivative transactions	—	—	—
Total	11.0	4.1	3.2
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	76.7	89.5	85.3
Net gain (loss) arising during the period	155.0	155.9	(128.4)
Prior service cost
Amortization to net income (loss) of net prior service credits	(0.5)	(1.8)	(3.1)
Settlement loss (gain) included in net income (loss)	29.5	(21.9)	—
Income taxes on postretirement benefit plans	—	(15.5)	—
Total	260.7	237.2	(46.2)
Other comprehensive income (loss), net of tax	248.2	236.7	(10.5)
Comprehensive income (loss)	394.7	220.5	(1,570.1)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2.7)	26.8	24.4
Comprehensive income (loss) attributable to ATI	$397.4	$193.7	$(1,594.5)
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$584.0	$687.7
Accounts receivable, net	579.2	470.0
Short-term contract assets	64.1	53.9
Inventories, net	1,195.7	1,046.3
Prepaid expenses and other current assets	53.4	48.8
Total Current Assets	2,476.4	2,306.7
Property, plant and equipment, net	1,549.1	1,528.5
Goodwill	227.2	227.9
Other assets	192.9	222.1
Total Assets	$4,445.6	$4,285.2
Liabilities and Stockholders’ Equity
Accounts payable	$553.3	$375.5
Short-term contract liabilities	149.1	116.2
Short-term debt and current portion of long-term debt	41.7	131.3
Other current liabilities	219.8	233.4
Total Current Liabilities	963.9	856.4
Long-term debt	1,706.3	1,711.6
Accrued postretirement benefits	184.9	258.1
Pension liabilities	225.6	415.4
Other long-term liabilities	207.7	211.0
Total Liabilities	3,288.4	3,452.5
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued- 131,392,262 shares at December 31, 2022 and 127,484,902 shares at December 31, 2021; outstanding-128,273,042 shares at December 31, 2022 and 127,253,045 shares at December 31, 2021	13.1	12.7
Additional paid-in capital	1,668.1	1,596.7
Retained earnings	176.9	72.7
Treasury stock: 3,119,220 shares at December 31, 2022 and 231,857 shares at December 31, 2021	(87.0)	(4.8)
Accumulated other comprehensive loss, net of tax	(725.2)	(991.7)
Total ATI Stockholders’ Equity	1,045.9	685.6
Noncontrolling Interests	111.3	147.1
Total Stockholders’ Equity	1,157.2	832.7
Total Liabilities and Stockholders’ Equity	$4,445.6	$4,285.2
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

For the Years Ended December 31,	2022	2021	2020
Operating Activities:
Net income (loss)	$146.5	$(16.2)	$(1,559.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142.9	143.9	143.3
Share-based compensation	26.0	21.1	2.9
Deferred taxes	(0.1)	1.0	69.9
Impairment of goodwill	—	—	287.0
Debt extinguishment charge	—	65.5	21.5
Gain from disposal of property, plant and equipment, net	(0.9)	(2.9)	(2.9)
Net loss (gain) from sales of businesses	141.0	(13.8)	—
Non-cash restructuring charges	—	—	1,041.5
Change in operating assets and liabilities:
Retirement benefits	(46.7)	(110.7)	(91.9)
Accounts receivable	(128.5)	(126.0)	208.4
Inventories	(190.8)	(53.9)	158.2
Accounts payable	156.1	88.5	(230.5)
Accrued income taxes	2.5	(2.6)	2.4
Accrued liabilities and other	(23.1)	22.2	116.7
Cash provided by operating activities	224.9	16.1	166.9
Investing Activities:
Purchases of property, plant and equipment	(130.9)	(152.6)	(136.5)
Proceeds from disposal of property, plant and equipment	3.1	20.8	5.9
Proceeds from sales of businesses, net of transaction costs	0.3	53.1	—
Other	0.8	1.4	1.9
Cash used in investing activities	(126.7)	(77.3)	(128.7)
Financing Activities:
Borrowings on long-term debt	—	675.7	391.4
Payments on long-term debt and finance leases	(23.1)	(515.6)	(212.1)
Net borrowings (payments) under credit facilities	(5.6)	21.7	0.2
Purchase of convertible note capped call	—	—	(19.4)
Debt issuance costs	—	(9.5)	(9.1)
Debt extinguishment charge	—	(64.5)	(19.1)
Purchase of treasury stock	(139.9)	—	—
Sale to noncontrolling interests	6.4	—	—
Dividends paid to noncontrolling interests	(34.0)	—	(7.2)
Shares repurchased for income tax withholding on share-based compensation	(5.7)	(4.8)	(7.8)
Cash provided by (used in) financing activities	(201.9)	103.0	116.9
Increase (decrease) in cash and cash equivalents	(103.7)	41.8	155.1
Cash and cash equivalents at beginning of year	687.7	645.9	490.8
Cash and cash equivalents at end of year	$584.0	$687.7	$645.9
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in consolidated balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity

	ATI Stockholders
(In millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2019	$12.7	$1,618.0	$1,679.3	$(18.2)	$(1,201.7)	$103.1	$2,193.2
Net income (loss)	—	—	(1,572.6)	—	—	13.0	(1,559.6)
Other comprehensive income (loss)	—	—	—	—	(21.9)	11.4	(10.5)
Equity component of convertible note	—	49.8	—	—	—	—	49.8
Convertible note capped call	—	(19.4)	—	—	—	—	(19.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	(7.2)	(7.2)
Employee stock plans	—	(22.9)	(0.2)	18.2	—	—	(4.9)
Balance, December 31, 2020	$12.7	$1,625.5	$106.5	$—	$(1,223.6)	$120.3	$641.4
Net income (loss)	—	—	(38.2)	—	—	22.0	(16.2)
Other comprehensive income	—	—	—	—	231.9	4.8	236.7
Cumulative effect of adoption of new accounting standard	—	(49.8)	4.4	—	—	—	(45.4)
Employee stock plans	—	21.0	—	(4.8)	—	—	16.2
Balance, December 31, 2021	$12.7	$1,596.7	$72.7	$(4.8)	$(991.7)	$147.1	$832.7
Net income	—	—	130.9	—	—	15.6	146.5
Other comprehensive income (loss)	—	—	—	—	266.5	(18.3)	248.2
Purchase of treasury stock	—	—	—	(139.9)	—	—	(139.9)
Conversion of convertible notes	0.3	45.4	(26.7)	63.5	—	—	82.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(34.0)	(34.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	0.9	0.9
Employee stock plans	0.1	26.0	—	(5.8)	—	—	20.3
Balance, December 31, 2022	$13.1	$1,668.1	$176.9	$(87.0)	$(725.2)	$111.3	$1,157.2
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Reporting
The consolidated financial statements include the accounts of ATI Inc. and its subsidiaries. The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statement of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity. The results for the Shanghai STAL Precision Stainless Steel Company Limited (STAL) are reported on a one month lag. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting, whereby ATI’s carrying value of the equity method investment on the consolidated balance sheet is the capital investment and any undistributed profit or loss. The investments are classified in other (noncurrent) assets on the consolidated balance sheet. The profit or loss attributable to ATI from equity method investments is included in the consolidated statements of operations as a component of Other (non-operating) income (expense). See Note 7 for further explanation of the Company’s joint ventures. Intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, “ATI” and the “Company” refer to ATI Inc. and its subsidiaries.
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
The Company markets its products to a diverse customer base, principally throughout the United States. No single customer accounted for more than 10% of sales for any year presented. The major end markets for ATI’s products are customers in the aerospace & defense, energy, automotive, construction and mining, food equipment and appliances, and medical markets.
At December 31, 2022, ATI has approximately 6,700 active employees, of which approximately 15% are located outside the United States. Approximately 35% of ATI’s workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (USW). The Company’s CBA with the USW involving approximately 1,100 active full- time represented employees located primarily within the Advanced Alloys & Solutions (AA&S) segment operations, as well as a number of inactive employees, expired on February 28, 2021. USW-represented employees continued to work under the terms of the expired CBA until March 30, 2021 when they engaged in a strike. On July 14, 2021, ATI announced that a new four-year labor agreement with the USW was ratified, ending the strike. The Company has no significant CBAs that expire in 2023.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments that are readily convertible to cash with original maturities of three months or less.
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $7.7 million and $3.8 million at December 31, 2022 and 2021, respectively. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. The Company’s accounts receivable reserves are determined based on expected credit losses. Amounts are written-off against the reserve in the period it is determined that the receivable is uncollectible.
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
The Company evaluates product lines on a quarterly basis to identify inventory carrying values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. It is the Company’s general policy to write-down to scrap value any inventory that is identified as slow-

moving or aged more than twelve months, subject to sales, backlog and anticipated order considerations. In some instances this aging criterion is up to twenty-four months. Inventory valuation reserves also include amounts pertaining to intercompany profit elimination between different subsidiaries.
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
Generally accepted accounting principles provide the option to qualitatively assess goodwill for impairment before completing a quantitative assessment. Under the qualitative approach, if, after assessing the totality of events or circumstances, including both macroeconomic, industry and market factors, and entity-specific factors, the Company determines it is likely (more likely than not) that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment analysis is not required. The quantitative assessment may be performed each year for a reporting unit at the Company’s option without first performing a qualitative assessment. The Company’s quantitative assessment of goodwill for possible impairment includes estimating the fair market value of a reporting unit which has goodwill associated with its operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These impairment assessments and valuation methods require the Company to make estimates and assumptions regarding revenue growth, changes in working capital and capital expenditures, selling prices and profitability that drive cash flows, and the weighted average cost of capital. Many of these assumptions are determined by reference to market participants identified by the Company. Although management believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
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
Environmental
Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, but generally not later than the completion of the feasibility study or the Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments of the accruals are made to reflect new information as appropriate. Accruals for losses from environmental remediation obligations are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect allocations among potentially responsible parties (PRPs) at Federal Superfund sites or similar state-managed sites after an assessment is made of the likelihood that such parties will fulfill their obligations at such sites and after appropriate cost-sharing or other agreements are entered. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental experts in consultation with outside environmental specialists, when necessary.
Foreign Currency Translation
Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates during the period. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Sales Recognition
The following is the Company’s accounting policy as it relates to Accounting Standards Codification Topic 606 (ASC 606), Contracts with Revenue from Customers. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized, and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Research and Development
Research, development and technical service activities are closely interrelated and are directed toward development of new products, improvement of existing products, cost reduction, process improvement and control, quality assurance and control, development of new manufacturing methods, and improvement of existing manufacturing methods. Research and development costs are expensed as incurred. Company funded research and development costs were $16.3 million in 2022, $16.5 million in 2021, and $14.1 million in 2020. Customer funded research and development costs were $1.4 million in 2022, $3.5 million in 2021, and $0.7 million in 2020.
Government Assistance
The Company enters into agreements with U.S. federal agencies, U.S. state and local governments, and foreign governments that provide financial assistance and incentives supporting both new capital projects to expand and enhance manufacturing capabilities and also to sustain and maintain existing operations. Depending on the nature of the government program, the financial impacts may be recorded as a reduction to cost of sales through direct offset of labor and overhead costs or lower depreciation expense, or as a reduction of selling, general and administrative expenses for property tax abatement or other similar categories. Benefits from government assistance are recognized as the activities are incurred, subject to ongoing assessments of meeting other relevant terms such as employment or expenditure levels.
In November 2021, ATI entered into an agreement with the U.S. Department of Transportation under the Aviation Manufacturing Jobs Protection (AMJP) program for a grant of up to $22.2 million. The receipt of the award was primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees in High Performance Materials & Components (HPMC) segment operations during the six-month period of performance between November 2021 and May 2022. The AMJP grant benefit was recognized over the six-month performance period as a reduction to cost of sales in proportion to the compensation expense that the award was intended to defray, with $16.6 million recognized in 2022 operating results. Cash receipts from the AMJP program were $11.0 million in 2022, and this program is now completed.
ATI is a party to various U.S. states’ economic development incentive programs that provide economic benefits in the forms of property tax relief or cash payments to offset capital expenditures. These programs generally include requirements for levels of capital spending and/or employment to qualify for the government assistance. For the year ended December 31, 2022, these state-level programs reduced selling, general and administrative expenses by $1.6 million and cash receipts were $2.8 million. Receivables for ongoing programs are $3.7 million as of December 31, 2022.

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
The Company evaluates on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding the estimated future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, historical taxable income in prior carryback periods if carryback is permitted, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.  The verifiable evidence such as future reversals of existing temporary differences and the ability to carryback are considered before the subjective sources such as estimated future taxable income exclusive of temporary differences and tax planning strategies.
It is the Company’s policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. It is also the Company’s policy to recognize deferred tax amounts stranded in accumulated other comprehensive income (AOCI), which result from tax rate differences on changes in AOCI balances, as an element of income tax expense in the period that the related balance sheet item associated with the AOCI balance ceases to exist. In the case of derivative financial instruments accounted for as hedges, or marketable securities, ATI uses the portfolio method where the stranded deferred tax amount is recognized when all items of a particular category, such as cash flow hedges of a particular risk such as a foreign currency hedge, are settled. In the case of defined benefit pension and other postretirement benefit plans, the stranded deferred tax balance is recognized as an element of income tax expense in the period the benefit plan is extinguished or divested.
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
New Accounting Pronouncements Adopted
In November 2021, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to disclosures about certain types of government assistance. This new guidance requires business entities that account for transactions with a government by analogizing to a grant or contribution accounting model to make certain annual disclosures. It requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions on an entity’s financial statements. This new guidance is effective for the Company in fiscal year 2022, with early adoption permitted. The Company adopted this new accounting guidance effective January 1, 2022. The adoption of these changes did not have an impact on the Company’s consolidated financial statements other than the annual disclosure requirements included in the accounting policies discussion above.

In August 2020, the FASB issued new accounting guidance related to accounting for convertible instruments. Under this new guidance, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. As such, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the reported interest rate of convertible debt instruments typically will be closer to the coupon interest rate. The new guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation, requiring the if-converted method, and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. This new guidance was effective for the Company in fiscal year 2022, with early adoption permitted.
The Company early adopted this new accounting guidance related to accounting for convertible instruments effective January 1, 2021 using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. This new guidance was applicable to the Company’s 3.5% Convertible Senior Notes due 2025 (the 2025 Convertible Notes) that were issued in June 2020, for which the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. Upon adoption on January 1, 2021, long-term debt increased by $45.4 million and stockholders’ equity decreased by the same amount, representing the net impact of two adjustments: (1) the $49.8 million value of the embedded conversion, which is net of allocated offering costs, previously classified in additional paid-in capital in stockholders’ equity, and (2) a $4.4 million increase to retained earnings for the cumulative effect of adoption primarily related to the non-cash interest expense recorded in fiscal year 2020 for the amortization of the portion of the 2025 Convertible Notes allocated to stockholders’ equity. Prospectively, the reported interest expense for the 2025 Convertible Notes no longer included the non-cash interest expense of the equity component as required under prior accounting standards and is closer to the 3.5% cash coupon rate. There was no impact to the Company’s earnings per share calculation as it previously applied the if-converted method to the 2025 Convertible Notes given ATI’s flexibility to settle conversions of the 2025 Convertible Notes in cash, shares of ATI’s common stock or a combination thereof, at ATI’s election.
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
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets, and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the fiscal years ended December 31, 2022, 2021 and 2020 is as follows:

(in millions)	2022			2021			2020
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet-Engines- Commercial	$975.7	$87.8	$1,063.5	$480.9	$36.3	$517.2	$542.7	$58.2	$600.9
Airframes- Commercial	184.1	284.8	468.9	132.8	129.9	262.7	219.8	191.0	410.8
Defense	158.2	183.0	341.2	221.8	131.0	352.8	184.4	163.9	348.3
Total Aerospace & Defense	$1,318.0	$555.6	$1,873.6	$835.5	$297.2	$1,132.7	$946.9	$413.1	$1,360.0
Energy:
Oil & Gas	35.0	441.7	476.7	42.2	290.1	332.3	37.3	328.5	365.8
Specialty Energy	113.6	163.0	276.6	136.1	123.5	259.6	68.9	184.2	253.1
Total Energy	148.6	604.7	753.3	178.3	413.6	591.9	106.2	512.7	618.9
Automotive	11.2	290.9	302.1	8.7	296.4	305.1	5.5	257.7	263.2
Electronics	2.4	197.6	200.0	1.2	213.9	215.1	0.9	176.8	177.7
Construction/Mining	34.1	142.3	176.4	24.0	98.2	122.2	18.6	123.4	142.0
Medical	73.2	89.9	163.1	60.3	71.2	131.5	47.7	71.4	119.1
Food Equipment & Appliances	0.2	158.3	158.5	0.1	153.0	153.1	—	159.2	159.2
Other	53.5	155.5	209.0	47.0	101.2	148.2	38.8	103.2	142.0
Total	$1,641.2	$2,194.8	$3,836.0	$1,155.1	$1,644.7	$2,799.8	$1,164.6	$1,817.5	$2,982.1

(in millions)	2022			2021			2020
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$742.9	$1,475.7	$2,218.6	$571.3	$963.6	$1,534.9	$641.0	$1,168.1	$1,809.1
China	59.8	292.0	351.8	49.5	320.9	370.4	31.0	284.5	315.5
United Kingdom	165.7	52.0	217.7	136.7	17.2	153.9	101.9	24.6	126.5
Germany	148.4	52.5	200.9	74.1	47.2	121.3	76.6	48.8	125.4
France	125.7	31.5	157.2	48.7	9.8	58.5	66.5	18.4	84.9
Canada	46.2	41.2	87.4	36.3	39.6	75.9	28.3	40.6	68.9
Rest of World	352.5	249.9	602.4	238.5	246.4	484.9	219.3	232.5	451.8
Total	$1,641.2	$2,194.8	$3,836.0	$1,155.1	$1,644.7	$2,799.8	$1,164.6	$1,817.5	$2,982.1

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

	2022			2021			2020
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products:
Nickel-based alloys and specialty alloys	49%	54%	52%	43%	44%	43%	38%	49%	45%
Precision forgings, castings and components	34%	—%	15%	38%	—%	16%	34%	—%	14%
Precision rolled strip	—%	25%	14%	—%	33%	19%	—%	25%	15%
Titanium and titanium-based alloys	17%	7%	11%	19%	6%	12%	28%	11%	17%
Zirconium and related alloys	—%	14%	8%	—%	17%	10%	—%	15%	9%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company maintains a backlog of confirmed orders totaling $2.9 billion, $2.1 billion and $1.4 billion at December 31, 2022, 2021 and 2020, respectively. Due to the structure of the Company’s LTAs, 80% of this backlog at December 31, 2022 represented booked orders with performance obligations that will be satisfied within the next twelve months. The backlog does not reflect any elements of variable consideration.
Accounts Receivable
As of December 31, 2022 and 2021, accounts receivable with customers were $586.9 million and $473.8 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts for the fiscal years ended December 31, 2022, 2021 and 2020:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts
Balance as of December 31, 2019	4.6
Expense to increase the reserve	0.2
Write-off of uncollectible accounts	(0.5)
Balance as of December 31, 2020	4.3
Expense to increase the reserve	0.3
Write-off of uncollectible accounts	(0.8)
Balance as of December 31, 2021	3.8
Expense to increase the reserve	4.6
Write-off of uncollectible accounts	(0.7)
Balance as of December 31, 2022	$7.7

Contract balances
The following represents the rollforward of contract assets and liabilities for the fiscal years ended December 31, 2022, 2021 and 2020:

(in millions)
Contract Assets
Short-term	2022	2021	2020
Balance as of beginning of fiscal year	$53.9	$38.9	$38.5
Recognized in current year	105.0	93.8	84.2
Reclassified to accounts receivable	(88.0)	(76.2)	(83.9)
Reclassification to/from long-term and contract liability	(6.8)	(2.6)	0.1
Balance as of period end	$64.1	$53.9	$38.9

Long-term (a)	2022	2021	2020
Balance as of beginning of fiscal year	$—	$—	$0.1
Reclassification to/from short-term	—	—	(0.1)
Balance as of period end	$—	$—	$—

(in millions)
Contract Liabilities
Short-term	2022	2021	2020
Balance as of beginning of fiscal year	$116.2	$111.8	$78.7
Recognized in current year	183.1	161.5	170.3
Amounts in beginning balance reclassified to revenue	(99.8)	(85.1)	(55.9)
Current year amounts reclassified to revenue	(72.3)	(72.9)	(90.1)
Divestiture	—	(0.8)	—
Other	0.7	0.1	—
Reclassification to/from long-term and contract asset	21.2	1.6	8.8
Balance as of period end	$149.1	$116.2	$111.8

Long-term (a)	2022	2021	2020
Balance as of beginning of fiscal year	$84.4	$32.0	$25.9
Recognized in current year	10.4	56.6	14.9
Reclassification to/from short-term	(28.0)	(4.2)	(8.8)
Balance as of period end	$66.8	$84.4	$32.0
(a) Long-term contract assets are included in Other long-term assets and long-term contract liabilities are included in Other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $7.3 million and $5.2 million as of December 31, 2022 and 2021, respectively, which are reported in other long-term assets on the consolidated balance sheets. Amortization expense for the fiscal years ended December 31, 2022, 2021 and 2020 of these contract costs was $1.0 million, $1.0 million, and $1.4 million, respectively.
Note 3. Inventories
Inventories at December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
Raw materials and supplies	$213.6	$160.3
Work-in-process	941.1	829.6
Finished goods	111.9	121.8
	1,266.6	1,111.7
Inventory valuation reserves	(70.9)	(65.4)
Total inventories, net	$1,195.7	$1,046.3
Inventories are stated at the lower of cost (FIFO and average cost methods) or net realizable value.

Note 4. Property, Plant and Equipment
Property, plant and equipment at December 31, 2022 and 2021 was as follows:

(In millions)	2022	2021
Land	$31.5	$34.4
Buildings	601.6	575.5
Equipment and leasehold improvements	2,895.5	2,870.2
	3,528.6	3,480.1
Accumulated depreciation and amortization	(1,979.5)	(1,951.6)
Total property, plant and equipment, net	$1,549.1	$1,528.5
Construction in progress at December 31, 2022 and 2021 was $262.1 million and $215.3 million, respectively. Capital expenditures on the consolidated statement of cash flows for the year ended December 31, 2022 exclude $38.3 million of incurred but unpaid capital expenditures that were included in property, plant and equipment and accrued at December 31, 2022. Depreciation and amortization for the years ended December 31, 2022, 2021 and 2020 was as follows:

(In millions)	2022	2021	2020
Depreciation of property, plant and equipment	$115.4	$117.4	$119.5
Software and other amortization	27.5	26.5	23.8
Total depreciation and amortization	$142.9	$143.9	$143.3
Note 5. Goodwill and Other Intangible Assets
At December 31, 2022, the Company had $227.2 million of goodwill on its consolidated balance sheet, all of which relates to the HPMC segment. Goodwill decreased in 2022 by $0.7 million as a result of currency translation on goodwill denominated in functional currencies other than the U.S. dollar.
The Company performs its annual goodwill impairment evaluations in the fourth quarter of each year. The $227.2 million of goodwill as of December 31, 2022 on the Company’s consolidated balance sheet is comprised of $161.2 million at the Forged Products reporting unit and $66.0 million at the Specialty Materials reporting unit. For the Company’s annual goodwill impairment evaluation in 2022, quantitative goodwill assessments were performed for these two HPMC reporting units with goodwill. This quantitative fair value assessment may include discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any, which represents Level 3 unobservable information in the fair value hierarchy. These impairment assessments and valuation methods require the Company to make estimates and assumptions regarding revenue growth, changes in working capital and capital expenditures, selling prices and profitability that drive cash flows, and the weighted average cost of capital. Many of these assumptions are determined by reference to market participants the Company has identified. For example, the weighted average cost of capital used in the discounted cash flow assessment was 11.7% and the long-term growth rates ranged from 3% to 3.5%. In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Specialty Materials reporting unit had a fair value that was significantly in excess of carrying value. The Forged Products reporting unit had a fair value that exceeded carrying value by more than 50% for the 2022 annual assessment, which increased compared to the annual evaluation for 2021. No impairments were determined to exist from the annual goodwill impairment evaluation for the years ended December 31, 2022, 2021 or 2020.
During the second quarter of 2020, the Company performed an interim goodwill impairment analysis on the Forged Products reporting unit and its $460.4 million goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the global commercial aerospace market resulting from the COVID-19 pandemic, and the increasing uncertainty of near-term demand requirements of aero-engine and airframe markets based on government responses to the pandemic and ongoing interactions with customers. For the 2020 interim impairment analysis, fair value was determined by a quantitative assessment that used a discounted cash flow technique. As a result of the 2020 interim goodwill impairment evaluation, the Company determined that the fair value of the Forged Products reporting unit was below carrying value, including goodwill, by $287.0 million, primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in commercial aerospace market demand. Consequently, during the second quarter of 2020, the Company recorded a $287.0 million charge for the partial impairment of the Forged Products reporting unit goodwill, most of which was assigned from the Company’s 2011 Ladish acquisition that was not deductible for income tax purposes. This goodwill impairment charge was excluded from 2020 HPMC business segment results.
No indicators of impairment were observed in 2022, 2021 and 2020 associated with any of the Company’s long-lived assets in the HPMC segment. Accumulated goodwill impairment losses as of December 31, 2022, 2021 and 2020 were $528.0 million.
Other intangible assets, which are included in Other assets on the accompanying consolidated balance sheets as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
(in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Technology	$61.2	$(35.4)	$61.2	$(32.3)
Customer relationships	24.8	(11.6)	24.8	(10.6)
Trademarks	48.8	(29.3)	48.8	(26.0)
Total amortizable intangible assets	$134.8	$(76.3)	$134.8	$(68.9)
Amortization expense related to intangible assets was approximately $8 million for each of the years ended December 31, 2022, 2021 and 2020. For each of the years ending December 31, 2023 through 2027, annual amortization expense is expected to be approximately $7 million.
Note 6. Divestitures

On May 12, 2022, the Company completed the sale of its Sheffield, UK operations, which included facilities for melting and re-melting, machining and bar mill operations, and was part of the Specialty Materials business in the HPMC segment. A $141.0 million loss on sale of the Sheffield operations is reported in loss on asset sales and sales of businesses, net, on the consolidated statement of operations for 2022, and is excluded from HPMC segment results. The loss includes $55.6 million related to the UK defined benefit pension plan, of which $26.1 million was reported as a net pension asset but which was in a deficit funding position for UK statutory reporting purposes, and $29.5 million in accumulated other comprehensive loss on the consolidated ATI balance sheet. The loss also includes $20.0 million of cumulative translation adjustment foreign exchange losses since ATI’s acquisition of these operations in 1998. The Company received proceeds, net of transaction costs, of $0.3 million in 2022, which is reported as an investing activity on the consolidated statement of cash flows. In 2021, the Sheffield operations had external sales of $36 million, with over 80% of its sales to energy markets, primarily oil & gas, and had a net loss before tax of $9 million.

The Company completed the sale of the small Pico Rivera, CA operations, as part of the strategy to exit standard stainless products, on January 31, 2022. The Company received cash proceeds of $6.2 million on the sale of these assets. The Company recognized a $6.8 million pretax gain on sale, including de-recognizing certain lease liabilities, which is reported in loss on asset sales and sales of businesses, net, on the consolidated statement of operations and is excluded from AA&S segment results.

On August 13, 2021, the Company completed the sale of its Flowform Products business for $55 million. Located in Billerica, MA, this operation uses flowforming process technologies to produce thin-walled components in net or near-net shapes across multiple alloy systems for use in the aerospace & defense and energy markets. The Company received cash proceeds, net of transaction costs and working capital adjustments, of $53.1 million on the sale of this business during the year ended December 31, 2021, which is reported as an investing activity on the consolidated statement of cash flows. With $12.2 million of goodwill allocated to this operation from ATI’s Forged Products reporting unit, the Company recognized a $13.8 million pretax gain in 2021, which is recorded in other income/expense, net, on the consolidated statement of operations and is excluded from HPMC segment results. This business was historically reported as part of the HPMC segment through the date of sale. Flowform Products’ sales were $26 million in 2020.
Note 7. Joint Ventures
The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statement of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting. Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $7.8 million at December 31, 2022.
Majority-Owned Joint Ventures
STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment, and manufactures Precision Rolled Strip® (PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of December 31, 2022 were $53.5 million.
Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners, and in the first quarter of 2022 the Company received $0.9 million from sales of noncontrolling interests to its joint venture partner, which is reported as a financing activity on the consolidated statements of cash flows. Cash and cash equivalents held by this joint venture as of December 31, 2022 were $1.2 million.
Equity Method Joint Ventures
A&T Stainless:
The Company has a 50% interest in A&T Stainless, a joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased its 50% joint venture interest in A&T Stainless in 2018 for $17.5 million, of which $12.0 million had been received by ATI through December 31, 2021. ATI received the remaining $5.5 million from Tsingshan in the fourth quarter of 2022, which is reported as a financing activity on the consolidated statement of cash flows. The A&T Stainless operations included the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provided hot-rolling conversion services to A&T Stainless using the AA&S segment’s Hot-Rolling and Processing Facility. ATI accounts for the A&T Stainless joint venture under the equity method of accounting.
In late March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imported semi- finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the U.S. Department of Commerce in the second quarter of 2020, and the 25% tariff remains in place. Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in 2020. A&T Stainless recorded a $4.8 million charge in 2020 for contractual termination benefits as a result of the idling decision, of which $1.8 million was reversed in 2022 as a result of revised estimates. In April 2022, ATI and A&T Stainless entered into a settlement agreement with the United States pursuant to which the United States, without admitting liability, agreed to refund a substantial portion of the Section 232 tariffs previously paid by A&T Stainless. As a result of the settlement agreement, A&T Stainless recorded tariff refunds and accrued interest of approximately $19.7 million, which was recognized as income by the joint venture in 2022. ATI’s share of the A&T Stainless results were income of $9.1 million for the fiscal year ended December 31, 2022, which included ATI’s $9.9 million share of the tariff refund and accrued interest, and losses of $0.9 million and $10.6 million for the fiscal years ended December 31, 2021 and 2020, respectively, which is included within other income/expense, net, on the consolidated statements of operations. AA&S segment results in 2022 include equity method recognition of A&T Stainless operating income of $8.2 million, and in 2021 and 2020 include operating losses of $0.9 million and $8.2 million, respectively. ATI’s share of the A&T Stainless credits/charges for termination benefits in 2022 and 2020 were excluded from AA&S segment results.
As of December 31, 2022, ATI had net receivables from A&T Stainless for working capital advances and administrative services of $3.2 million, of which $0.4 million was reported in prepaid expenses and other current assets and $2.8 million in other long-term assets on the consolidated balance sheet. As of December 31, 2021, ATI had net receivables from A&T Stainless for working capital advances and administrative services of $2.9 million, of which $0.7 million was reported in prepaid expenses and other current assets and $2.2 million in other long-term assets on the consolidated balance sheet.
Sales to A&T Stainless, which are included in ATI’s consolidated statement of operations for the 2020 fiscal year, were $18.4 million. There were no sales to A&T Stainless for the 2022 and 2021 fiscal years.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti LLC (Uniti), with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $4.4 million in 2022, $1.0 million in 2021, and $1.2 million in 2020, which is included in AA&S segment’s operating results, and within other income/expense, net, on the consolidated statements of operations. Sales to Uniti, which are included in ATI’s consolidated statements of operations, were $45.0 million in 2022, $45.8 million in 2021, and $36.7 million in 2020. Accounts receivable from Uniti were $4.5 million and $6.1 million at December 31, 2022 and 2021, respectively.
On March 9, 2022, the Company announced the termination of Uniti, LLC. The joint venture is expected to be dissolved in early 2023. No impairments were recorded as a result of the decision to terminate the Uniti joint venture.
Note 8. Asset Retirement Obligations
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (AROs) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2022, the Company had recognized AROs of $17.8 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
Changes in asset retirement obligations for the years ended December 31, 2022 and 2021 were as follows:

(In millions)	2022	2021
Balance at beginning of year	$19.0	$24.0
Accretion expense	0.8	0.8
Payments	(2.0)	(5.6)
Divestiture	—	(0.2)
Balance at end of year	$17.8	$19.0
Note 9. Supplemental Financial Statement Information
Cash and cash equivalents at December 31, 2022 and 2021 were as follows:

(In millions)	2022	2021
Cash	$164.9	$222.8
Other short-term investments	419.1	464.9
Total cash and cash equivalents	$584.0	$687.7
Other current liabilities included salaries, wages and other employee-related liabilities of $100.8 million and $92.7 million, and accrued interest of $11.8 million and $15.2 million at December 31, 2022 and 2021, respectively.

Other income (expense) for the years ended December 31, 2022, 2021, and 2020 was as follows:

(in millions)	2022	2021	2020
Rent, royalty income and other income	$2.3	$1.1	$0.9
Gains from disposal of property, plant and equipment, net	0.2	2.9	2.9
Net equity income (loss) on joint ventures (See Note 7)	12.6	0.1	(7.0)
Gain on sales of businesses, net (See Note 6)	—	13.8	—
Joint venture restructuring credit (charge) (See Note 7)	0.9	—	(2.4)
Adjustment to indemnification for conditional ARO costs	—	—	4.3
Litigation settlement (See Note 21)	(28.5)	—	—
Other	—	0.3	0.1
Total other income (expense), net	$(12.5)	$18.2	$(1.2)
Gains from disposal of property, plant and equipment, net for the year ended December 31, 2020 include $2.5 million on sales of certain oil and gas rights in Eddy County, NM. These cash gains are reported as an investing activity on the consolidated statement of cash flows for the year ended December 31, 2020, and are excluded from segment operating results. These oil and gas rights were initially acquired in 1972 along with land purchased by Teledyne, Inc., which later became part of ATI. The land was subsequently sold, with the Company retaining the underlying oil and gas rights that it sold in 2020.
In 2020, the Company finalized a settlement agreement for an indemnity claim concerning a conditional ARO with the buyer of a formerly-owned business and as a result, the Company reduced ARO reserves by $4.3 million, which is recorded in other income/expense, net, on the consolidated statements of operations.
Note 10. Debt
Debt at December 31, 2022 and 2021 was as follows:

(In millions)	2022	2021
ATI Inc. 5.875% Senior Notes due 2027	350.0	350.0
ATI Inc. 5.125% Senior Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ATI Inc. 3.5% Convertible Senior Notes due 2025	291.4	291.4
ATI Inc. 4.75% Convertible Senior Notes due 2022	—	84.2
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit agreements	19.4	27.4
Finance leases and other	79.4	85.7
Debt issuance costs	(17.2)	(20.8)
Total short-term and long-term debt	1,748.0	1,842.9
Short-term debt and current portion of long-term debt	41.7	131.3
Total long-term debt	$1,706.3	$1,711.6
(a)The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.
Interest expense was $92.1 million in 2022, $97.6 million in 2021, and $96.1 million in 2020. Interest expense was reduced by $5.1 million, $4.3 million, and $7.7 million, in 2022, 2021, and 2020, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $92.8 million in 2022, $97.5 million in 2021, and $95.4 million in 2020. Net interest expense includes interest income of $4.7 million in 2022, $0.7 million in 2021, and $1.7 million in 2020.

Scheduled principal payments during the next five years are $41.7 million in 2023, $19.9 million in 2024, $457.8 million in 2025, $10.5 million in 2026, and $557.4 million in 2027. See Note 11, Leases, for the portion of these scheduled principal payments that are related to finance leases.

Debt Extinguishment Charges
In October 2021, ATI recognized a $65.5 million debt extinguishment charge on the redemption of its 5.875% Senior Notes due 2023 (2023 Notes), which included a $64.5 million cash make-whole payment related to the early extinguishment of the 2023 Notes as required by the applicable indenture, and a $1.0 million charge for deferred debt issue costs, as further discussed below.
In June 2020, ATI recognized a $21.5 million debt extinguishment charge on the partial redemption of its 4.75% Convertible Senior Notes due 2022 (the 2022 Convertible Notes), which included a $19.1 million cash make-whole payment related to the early extinguishment of the 2022 Convertible Notes partial redemption, as required by the applicable indenture, and a $2.4 million charge for deferred debt issue costs, as further discussed below.
2029 and 2031 Notes
On September 14, 2021, ATI issued $325 million aggregate principal amount of 4.875% Senior Notes due 2029 (2029 Notes) and $350 million aggregate principal amount of 5.125% Senior Notes due 2031 (2031 Notes). Interest on the 2029 Notes is payable semi-annually in arrears at a rate of 4.875% per year, and the 2029 Notes will mature on October 1, 2029. Interest on the 2031 Notes is payable semi-annually in arrears at a rate of 5.125% per year, and the 2031 Notes will mature on October 1, 2031. Total combined net proceeds of $665.7 million from both of these issuances were primarily used to fund the full redemption of the $500 million aggregate principal amount outstanding of the 2023 Notes on October 14, 2021, including a make-whole payment and accrued interest, resulting in a $65.5 million debt extinguishment charge.
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
2025 Convertible Notes
In 2020, the Company issued $291.4 million aggregate principal amount of 3.5% Convertible Senior Notes due 2025 (2025 Convertible Notes). The Company used a portion of the net proceeds from the offering of the 2025 Convertible Notes to repurchase $203.2 million aggregate principal amount of its outstanding 2022 Convertible Notes, resulting in a $21.5 million debt extinguishment charge. The Company also used $19.4 million of the net proceeds of the offering of the 2025 Convertible Notes to pay the cost of capped call transactions, described below, which was recorded as a reduction to additional paid-in-capital in stockholders’ equity on the consolidated balance sheet. The remainder of the net proceeds from the offering were used for general corporate purposes.
As of December 31, 2022 and 2021, the fair value of the 2025 Convertible Notes was $590 million and $379 million, respectively, based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2020. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the years ended December 31, 2022 and 2021 and 8.4% for the year ended December 31, 2020. The effective interest rate is lower in 2022 and 2021 due to the early-adoption of new accounting guidance on January 1, 2021, as described below. Remaining deferred issuance costs were $4.8 million and $6.5 million at December 31, 2022 and 2021, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Fiscal year ended December 31,
(in millions)	2022	2021	2020
Contractual coupon rate	$10.2	$10.2	$5.3
Amortization of debt issuance costs	1.8	1.7	0.7
Total interest expense	$12.0	$11.9	$6.0

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
In connection with the pricing of the 2025 Convertible Notes, ATI entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates. The capped call transactions are expected generally to reduce potential dilution to ATI’s common stock upon any conversion of the 2025 Convertible Notes and/or offset any cash payments ATI is required to make in excess of the principal amount of converted 2025 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions initially is approximately $19.76 per share, and is subject to adjustments under the terms of the capped call transactions.
2022 Convertible Notes
In 2022, $82.5 million of the 2022 Convertible Senior Notes were converted into 5.7 million shares of ATI common stock, with the remaining $1.7 million of outstanding principal balance paid in cash for notes that were not converted at the July 1, 2022 maturity date. The conversion rate for the 2022 Convertible Notes was 69.2042 shares of ATI common stock per $1,000 principal amount of the 2022 Convertible Notes, equivalent to a conversion price of $14.45 per share.

As of December 31, 2021, the fair value of the 2022 Convertible Notes was $102 million based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. Interest on the 2022 Convertible Notes at the 4.75% cash coupon rate was payable semi-annually in arrears on each January 1 and July 1. Including amortization of deferred issuance costs, the effective interest rate was 5.4% for the fiscal years ended December 31, 2022, 2021 and 2020. Remaining deferred issuance costs were $0.3 million at December 31, 2021. Interest expense on the 2022 Convertible Notes was as follows:

	Fiscal year ended December 31,
(in millions)	2022	2021	2020
Contractual coupon rate	$2.0	$4.0	$8.6
Amortization of debt issuance costs	0.3	0.5	1.0
Total interest expense	$2.3	$4.5	$9.6
2023 Notes
The 5.875% stated interest rate payable on the 2023 Notes was subject to adjustment in the event of changes in the credit ratings on the 2023 Notes by either Moody’s or Standard & Poor’s. Each notch of credit rating downgrade from the credit ratings in effect when the 2023 Notes were issued in July 2013 increased interest expense by 0.25% on the 2023 Notes, up to a maximum 4 notches by each of the two rating agencies, or a total 2.0% potential interest rate change up to 7.875%. The annual interest rate on the 2023 Notes was at the maximum 7.875% from February 2016 until their redemption in October 2021 as discussed above.

Credit Agreements
On September 9, 2022, the Company amended and restated its Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s operations. As amended, the ABL facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. This amendment and restatement extended the ABL facility through September 2027 and includes an increase of $100 million in the revolving credit facility, to $600 million. The ABL continues to include a letter of credit sub-facility of up to $200 million, a $200 million term loan (ABL Term Loan), and a swing loan facility of up to $60 million. The ABL Term Loan can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, as amended, the Company has the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the ABL Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.

The ABL, as amended, has interest rates that are consistent with the previous facility, replacing LIBOR with Secured Overnight Financing Rate (SOFR) plus an applicable SOFR adjustment. The ABL Term Loan, as amended, has an interest rate of 2.0% above adjusted SOFR. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings.

The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding ABL Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of December 31, 2022. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC. Costs associated with entering into the ABL amendment were $2.4 million, and are being amortized to interest expense over the extended term of the facility ending September 2027, along with $1.7 million of unamortized deferred costs previously recorded for the ABL. The ABL, as amended, also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding ABL Term Loan balance.

As of December 31, 2022, there were no outstanding borrowings under the revolving portion of the ABL, and $39.8 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL during 2022 or 2021. The Company also has foreign credit facilities, primarily in China, that total $60 million based on December 31, 2022 foreign exchange rates, under which $19.4 million and $27.4 million was drawn as of December 31, 2022 and 2021, respectively.
The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2022, the Company had not guaranteed any third-party indebtedness.
Note 11. Leases
The following represents the components of lease cost and other information for both operating and financing leases for the years ending December 31, 2022, 2021 and 2020:

($ in millions)	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Lease Cost
Finance Lease Cost:
Amortization of right of use asset	$8.9	$7.1	$3.5
Interest on lease liabilities	4.1	3.1	1.0
Operating lease cost	16.4	22.7	20.8
Short-term lease cost	2.9	1.6	1.9
Variable lease cost	1.0	0.9	0.9
Sublease income	—	(0.3)	(0.1)
Total lease cost	$33.3	$35.1	$28.0

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4.1	$3.0	$1.0
Operating cash flows from operating leases	$17.4	$20.0	$21.7
Financing cash flows from finance leases	$20.9	$14.3	$6.2
Right of use assets obtained in exchange for new finance lease liabilities	$15.3	$58.9	$42.3
Right of use assets obtained in exchange for new operating lease liabilities	$18.0	$4.8	$12.4
Weighted average remaining lease term - finance leases	4 years	5 years	4 years
Weighted average remaining lease term - operating leases	6 years	5 years	6 years
Weighted average discount rate - finance leases	5.6%	5.2%	6.2%
Weighted average discount rate - operating leases	6.8%	6.5%	6.9%

The following table reconciles future minimum undiscounted rental commitments for operating leases to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2022 (in millions):

December 31, 2022
2023	$15.5
2024	12.7
2025	10.3
2026	8.0
2027	6.6
2028 and thereafter	16.5
Total undiscounted lease payments	$69.6
Present value adjustment	(14.4)
Operating lease liabilities	$55.2

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the consolidated balance sheet as of December 31, 2022 (in millions):

December 31, 2022
2023	$26.2
2024	22.4
2025	17.9
2026	11.0
2027	7.8
2028 and thereafter	3.0
Total undiscounted lease payments	$88.3
Present value adjustment	(9.5)
Finance lease liabilities	$78.8
The Company has entered into certain finance lease contracts with lenders for progress payments on machinery and equipment that is being constructed at the request and specification of the Company. As of December 31, 2022, the lenders had made $27.9 million of progress payments on behalf of the Company, and $13.7 million of progress payments are scheduled to be paid. Upon payment of the final progress payments by the lenders, finance leases will commence, and $41.6 million, discounted using the applicable discount rates at lease inceptions, of ROU assets and lease liabilities will be recognized by the Company. Progress payments made on behalf of the Company in 2022 and 2021 include $1.8 million and $16.2 million, respectively, received as proceeds on the sale of ongoing construction in progress projects that were converted to leases, which is presented as investing activities source of cash on the consolidated statements of cash flows for the years ended December 31, 2022 and 2021.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2022, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 6 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 8% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At December 31, 2022, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At December 31, 2022, the company hedged approximately 70% of the Company’s annual forecasted domestic requirements for natural gas for 2023 and approximately 25% for 2024.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 31, 2022, the Company had no significant outstanding foreign currency forward contracts.

The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap that matures in June 2024 which converts half of the ABL Term Loan to a 4.21% fixed rate. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its ABL Term Loan borrowings. The ineffective portion at hedge inception, determined from the fair value of the swap immediately prior to amendment in July 2019, was amortized to interest expense over the initial ABL Term Loan swap maturity date of January 12, 2021.
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

(In millions)		December 31, 2022	December 31, 2021
Asset derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other current assets	$1.4	$—
Natural gas contracts	Prepaid expenses and other current assets	2.4	2.0
Nickel and other raw material contracts	Prepaid expenses and other current assets	12.5	5.0
Interest rate swap	Other assets	0.5	—
Natural gas contracts	Other assets	0.7	0.5
Nickel and other raw material contracts	Other assets	0.5	0.1
Total derivatives designated as hedging instruments		18.0	7.6
Total asset derivatives		$18.0	$7.6

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$—	$0.9
Natural gas contracts	Other current liabilities	2.0	0.7
Nickel and other raw material contracts	Other current liabilities	2.1	0.2
Interest rate swap	Other long-term liabilities	—	0.7
Natural gas contracts	Other long-term liabilities	0.5	0.2
Total derivatives designated as hedging instruments		4.6	2.7
Total liability derivatives		$4.6	$2.7
Assuming market prices remain constant with those at December 31, 2022, a pre-tax gain of $12.2 million is expected to be recognized over the next 12 months.
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of December 31, 2022 or 2021. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable.

Activity with regard to derivatives designated as cash flow hedges for the years ended December 31, 2022 and 2021 were as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	2022	2021	2022	2021
Nickel and other raw material contracts	$27.1	$6.2	$20.5	$5.4
Natural gas contracts	10.9	5.2	11.5	4.0
Foreign exchange contracts	0.7	0.2	0.7	0.1
Interest rate swap	2.3	0.1	(0.1)	(0.8)
Total	$41.0	$11.7	$32.6	$8.7
(a)The gains (losses) reclassified from accumulated OCI into income related to the derivatives, with the exception of the interest rate swap, are presented in sales and cost of sales in the same period or periods in which the hedged item affects earnings. The gains (losses) reclassified from accumulated OCI into income on the interest rate swap are presented in interest expense in the same period as the interest expense on the ABL Term Loan is recognized in earnings.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
Note 13. Fair Value of Financial Instruments
The estimated fair value of financial instruments at December 31, 2022 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$584.0	$584.0	$584.0	$—
Derivative financial instruments:
Assets	18.0	18.0	—	18.0
Liabilities	4.6	4.6	—	4.6
Debt (a)	1,765.2	1,964.5	1,665.7	298.8
The estimated fair value of financial instruments at December 31, 2021 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$687.7	$687.7	$687.7	$—
Derivative financial instruments:
Assets	7.6	7.6	—	7.6
Liabilities	2.7	2.7	—	2.7
Debt (a)	1,863.7	2,003.2	1,690.1	313.1
(a)The total carrying amount for debt excludes debt issuance costs related to the recognized debt liability which is presented in the consolidated balance sheets as a direct reduction from the carrying amount of the debt liability.

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
Short-term and long-term debt: The fair values of the 2022 Convertible Notes (prior to conversion in the second quarter of 2022), the 2025 Convertible Notes, the Allegheny Ludlum 6.95% Debentures due 2025, the 2027 Notes, the 2029 Notes and the 2031 Notes were determined using Level 1 information. The fair values of other short-term and long-term debt were determined using Level 2 information.
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
ATI instituted several initiatives over a multi-year period as part of its retirement benefit liability reduction strategy. Future benefit accruals for all participants in the U.S. defined benefit pension plans other than those subject to a CBA were frozen at the end of 2014, and subsequently CBAs were negotiated to close these plans to new entrants. As a result of these actions, the Company has now completely closed all defined benefit pension plans to new entrants, and has substantially limited the number of employees still accruing benefit service to less than 900 participants, or approximately 7% of the population in the U.S. qualified defined benefit pension plans. Additionally, all of ATI’s remaining collectively-bargained, capped defined benefit retiree health care plans are closed to new entrants. These liability management actions have transitioned ATI’s retirement benefit and other postretirement benefit programs largely to a defined contribution structure. Since 2013, five annuity buyouts of retired participants and two voluntary cash out programs of deferred participants during this period have helped to reduce the total participants in ATI’s U.S. qualified defined benefit pension plans by more than 60%.
Costs for defined contribution retirement plans were $31.1 million in 2022, $20.4 million in 2021, and $29.9 million in 2020. Company contributions to these defined contribution plans are funded with cash. From June 1, 2020 in response to the economic challenges created by the COVID-19 pandemic, the Company reduced its qualified non-elective contribution percentage and suspended all Company match contributions for salaried participants in the ATI 401(k) Savings Plan, and deferred the funding of Company contributions to this plan, until mid-2021. In 2022, the Company implemented certain plan design changes to the ATI 401(k) Savings Plan which decreased the qualified non-elective contribution percentage and increased the Company match contribution percentage. Other postretirement benefit costs for a defined contribution plan under the terms of a CBA were $1.0 million and $0.7 million for the years ended December 31, 2022 and 2020, respectively. There were no costs for this plan in 2021.

The components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2022	2021	2020	2022	2021	2020
Service cost—benefits earned during the year	$11.9	$15.1	$12.7	$1.1	$1.5	$2.3
Interest cost on benefits earned in prior years	69.7	68.4	86.3	7.7	8.0	10.7
Expected return on plan assets	(128.2)	(136.4)	(134.5)	—	—	—
Amortization of prior service cost (credit)	0.4	0.6	0.7	(0.9)	(2.4)	(3.8)
Amortization of net actuarial loss	63.5	75.6	74.5	13.2	13.9	10.8
Settlement loss (gain)	29.5	—	—	—	(64.9)	—
Curtailment gain	—	—	—	—	—	(0.2)
Termination benefits	—	—	10.9	—	—	6.7
Total retirement benefit expense (income)	$46.8	$23.3	$50.6	$21.1	$(43.9)	$26.5
On May 12, 2022, the Company completed the sale of its Sheffield, UK operations (see Note 6). As a result of this sale, ATI recognized a $29.5 million settlement loss, which is recorded in loss on asset sales and sales of businesses, net, on the consolidated statement of operations, related to the amount in accumulated other comprehensive loss for the UK defined benefit pension plan that transferred as part of the sale. Pension liabilities and assets for this UK defined benefit pension plan that were removed as a result of this divestiture are included below in the tables of changes in benefit obligations and changes in plan assets, respectively.

On July 14, 2021, ATI announced that a new four-year labor agreement with the USW was ratified (see Note 1 for further discussion). As a result of this new CBA, ATI recognized a $64.9 million pretax settlement gain, which is recorded in nonoperating retirement benefit income/expense on the consolidated statement of operations, related to a plan termination that eliminated certain postretirement medical benefit liabilities, comprised of $43.0 million of long-term postretirement benefit liabilities as of July 2021 and $21.9 million of amounts recorded in accumulated other comprehensive income at that date. Discrete tax effects related to this event were $15.5 million of income tax expense (see Note 17 for further discussion).
In 2020, the Company recorded a $17.4 million termination benefits charge for pension and postretirement medical obligations, net of a $0.2 million curtailment gain, related to facility closures in the AA&S segment resulting from the Company’s strategic shift to exit lower-margin standard stainless products. See Note 19 for further explanation.
Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	2.95%	2.60%	3.40%	2.80%	2.45%	3.25%
Rate of increase in future compensation levels	2.00% - 3.00%	1.00%	1.00%	—	—	—
Weighted average expected long-term rate of return on assets	6.43%	6.71%	7.16%	—%	—%	—%
Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Discount rate	5.55%	2.95%	5.45%	2.80%
Rate of increase in future compensation levels	3.00%	2.00% - 3.00%	—	—

A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 31, 2022 and 2021 was as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021
Change in benefit obligations:
Benefit obligation at beginning of year	$2,517.0	$2,720.1	$287.3	$357.6
Service cost	11.9	15.1	1.1	1.5
Interest cost	69.7	68.4	7.7	8.0
Benefits paid	(155.6)	(235.0)	(29.7)	(28.9)
Subsidy received	—	—	0.3	0.4
Divestiture	(75.8)	—	—	—
Effect of currency rates	(3.2)	(1.3)	—	—
Net actuarial (gains) losses – discount rate change	(556.8)	(104.0)	(48.2)	(9.0)
– other	11.1	53.7	(5.8)	0.7
Settlement gain	—	—	—	(43.0)
Benefit obligation at end of year	$1,818.3	$2,517.0	$212.7	$287.3
Actuarial effects of changes in discount rates are separately identified in the preceding table. Net actuarial (gains) losses – other for 2021 is primarily comprised of revisions to estimates for mortality, termination rates, retirement rates, forms of benefit payment elected, and other demographic assumptions based on an updated study of plan experience.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021
Change in plan assets:
Fair value of plan assets at beginning of year	$2,120.9	$2,046.4	$—	$—
Actual returns on plan assets and plan expenses	(317.0)	233.8	—	—
Employer contributions	57.4	77.3	—	—
Divestiture	(101.8)	—	—	—
Effect of currency rates	(4.4)	(1.6)	—	—
Benefits paid	(155.6)	(235.0)	—	—
Fair value of plan assets at end of year	$1,599.5	$2,120.9	$—	$—
Pension benefit payments in 2021 include $70 million for the annuity buyout of smaller pension balances in a U.S. defined benefit pension plan. This action was part of ATI’s retirement benefit liability management strategy to reduce the overall size of the pension obligation and to lower administrative costs.

Assets (liabilities) recognized in the consolidated balance sheets:
	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Noncurrent assets	$12.5	$25.0	$—	$—
Current liabilities	(5.7)	(5.7)	(27.8)	(29.2)
Noncurrent liabilities	(225.6)	(415.4)	(184.9)	(258.1)
Total amount recognized	$(218.8)	$(396.1)	$(212.7)	$(287.3)

Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in 2022 and 2021 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021
Beginning of year accumulated other comprehensive loss	$(1,376.5)	$(1,600.3)	$(121.2)	$(119.1)
Amortization of net actuarial loss	63.5	75.6	13.2	13.9
Amortization of prior service cost (credit)	0.4	0.6	(0.9)	(2.4)
Settlement loss (gain)	29.5	—	—	(21.9)
Remeasurements	101.9	147.6	53.1	8.3
End of year accumulated other comprehensive loss	$(1,181.2)	$(1,376.5)	$(55.8)	$(121.2)
Net change in accumulated other comprehensive loss	$195.3	$223.8	$65.4	$(2.1)
Amounts included in accumulated other comprehensive loss at December 31, 2022 and 2021 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021
Prior service (cost) credit	$(8.8)	$(9.9)	$2.5	$3.4
Net actuarial loss	(1,172.4)	(1,366.6)	(58.3)	(124.6)
Accumulated other comprehensive loss	(1,181.2)	(1,376.5)	(55.8)	(121.2)
Deferred tax effect	473.1	507.6	27.8	42.4
Accumulated other comprehensive loss, net of tax	$(708.1)	$(868.9)	$(28.0)	$(78.8)
Amounts in accumulated other comprehensive loss presented above do not include any effects of deferred tax asset valuation allowances. See Note 15 for further discussion on deferred tax asset valuation allowances.
Retirement benefit expense for 2023 for defined benefit plans is estimated to be approximately $74 million, comprised of $58 million for pension expense and $16 million of expense for other postretirement benefits. The net actuarial loss is recognized in the consolidated statement of operations using a corridor method. Because all of ATI’s pension plans are inactive, cumulative gains and losses in excess of 10% of the greater of the projected benefit obligation or the market value of plan assets are amortized over the expected average remaining future lifetime of participants, which is approximately 17 years on a weighted average basis. Prior service cost (credit) amortization is recognized in level amounts over the expected service of the active membership as of the amendment effective date. Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in 2023 are:

(In millions)	Pension Benefits	Other Postretirement Benefits	Total
Amortization of prior service cost (credit)	$0.4	$(0.9)	$(0.5)
Amortization of net actuarial loss	57.7	6.0	63.7
Amortization of accumulated other comprehensive loss	$58.1	$5.1	$63.2
The accumulated benefit obligation for all defined benefit pension plans was $1,716.8 million and $2,398.0 million at December 31, 2022 and 2021, respectively. Additional information for pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
(In millions)	2022	2021
Projected benefit obligation	$1,727.3	$2,417.0
Accumulated benefit obligation	$1,716.8	$2,398.0
Fair value of plan assets	$1,496.0	$1,995.9
Cash contributions to ATI’s U.S. qualified defined benefit pension plans were $50 million in 2022, $67 million in 2021 and $130 million in 2020. The Company funds the U.S. defined benefit pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. As a result of the American Rescue Plan Act (ARPA) enacted in March 2021, the rules governing pension funding calculations changed, and minimum funding requirements were reduced. As a result of these ARPA changes, ATI’s prior contributions have generated a credit balance that may be utilized to offset future minimum required contributions. The Company has no required cash contributions to its U.S. qualified defined benefit pension plans in 2023, and made a voluntary cash contribution of approximately $50 million to these plans in early 2023. In addition, for 2023, the Company expects approximately $6 million of payments for U.S. nonqualified pension benefits.
The following table summarizes expected benefit payments from the Company’s various pension and other postretirement defined benefit plans through 2032, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information. Pension benefit payments for the U.S. qualified defined benefit pension plans are made from pension plan assets.

(In millions)	Pension Benefits	Other Postretirement Benefits	Medicare Part D Subsidy
2023	$157.5	$27.8	$—
2024	155.0	26.0	—
2025	152.3	24.0	—
2026	149.6	22.1	—
2027	146.8	20.4	—
2028-2032	684.0	77.5	—
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 7.8% in 2023 and is assumed to gradually decrease to 4.0% in the year 2048 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans, however, the Company’s contributions for most of its retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.
The fair values of the Company’s pension plan assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value, as further discussed in Note 13. The fair values at December 31, 2022 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. equities	$363.1	$202.6	$160.5	$—	$—
International equities	299.7	284.8	14.9	—	—
Fixed income and cash equivalents	455.4	330.8	13.8	110.8	—
Private equity	224.3	224.3	—	—	—
Alternative investments- hedge funds, real estate and other	257.0	257.0	—	—	—
Total assets	$1,599.5	$1,299.5	$189.2	$110.8	$—

The fair values of the Company’s pension plan assets at December 31, 2021 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. equities	$509.8	$281.4	$228.4	$—	$—
International equities	408.8	396.6	12.2	—	—
Fixed income and cash equivalents	707.7	482.3	24.5	200.9	—
Private equity	176.7	176.7	—	—	—
Alternative investments- hedge funds, real estate and other	317.9	317.9	—	—	—
Total assets	$2,120.9	$1,654.9	$265.1	$200.9	$—
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
Alternative investments include hedge fund and real estate investments that are made as a limited partner in funds managed by a general partner. Fair value of these investments is determined utilizing net asset values, and are not classified in the fair value hierarchy.
For certain investments which have formal financial valuations reported on a one-quarter lag, fair value is determined utilizing net asset values adjusted for subsequent cash flows, estimated financial performance and other significant events.
For 2023, the weighted average expected long-term rate of return on defined benefit pension assets is 6.57%. In developing expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. An expected long-term rate of return is based on expected asset allocations within ranges for each investment category and projected annual compound returns. The Company’s actual, weighted average returns on pension assets for the last five years have been (14.5)% for 2022, 12.4% for 2021, 15.2% for 2020, 15.1% for 2019, and (4.8)% for 2018.
The plan assets for the ATI Pension Plan, the Company’s primary U.S. qualified defined benefit pension plan, represent nearly 95% of ATI’s total pension plan assets at December 31, 2022. The ATI Pension Plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, non-U.S. developed market equities, emerging market equities, hedge funds, private equity, traditional fixed income consisting of long government/credit and alternative credit, and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.
The target asset allocations for ATI Pension Plan for 2023, by major investment category, are:

Asset category	Target asset allocation range
Equities	30% - 70%
Fixed income and cash equivalents	15% - 40%
Private equity	0% - 30%
Alternative investments- hedge funds, real estate and other	10% - 30%
As of December 31, 2022, the Company’s pension plans had outstanding commitments to invest up to $45 million in global debt securities, $125 million in private equity investments and $29 million in real estate investments. These commitments are expected to be satisfied through the reallocation of pension trust assets while maintaining investments within the target asset allocation ranges.
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
A subsidiary of the Company participates in the Steelworkers Western Independent Shops Pension Plan (WISPP) for union-represented employees of the primary titanium operations in Albany, OR, which is funded on an hours-worked basis. Manufacturing operations at this facility have been idled throughout 2021 and most of 2022, with a limited number of employees that participate in the WISPP remaining active in maintenance and other functions. It is at least reasonably possible that significant reductions in, or the elimination of hours-worked contributions due to changes in operating rates at this facility could result in a withdrawal liability assessment in a future period. A complete withdrawal liability is estimated to be approximately $27 million on an undiscounted basis, based on information for the plan year ended September 30, 2021, which is the most recent information available from the Plan Administrator. If this complete withdrawal liability was incurred, ATI estimates that payments of the obligation would be required on a straight-line basis over a 15-year period.

The Company’s participation in multiemployer plans for the years ended December 31, 2022, 2021 and 2020 is reported in the following table.

		Pension Protection Act Zone Status (1)		FIP / RP Status Pending / Implemented (2)	in millions				Expiration Dates of Collective Bargaining Agreements
	EIN / Pension Plan Number				Company Contributions			Surcharge Imposed (3)
Pension Fund		2022	2021		2022	2021	2020
Steelworkers Western Independent Shops Pension Plan	90-0169564 / 001	Green	Green	N/A	$0.1	$0.1	$0.7	No	2/28/2025
Boilermakers-Blacksmiths National Pension Trust	48-6168020 / 001	Green	Yellow	Yes	2.3	2.0	2.1	No	9/30/2026
IAM National Pension Fund	51-6031295 / 002	Red	Red	Yes	1.9	1.9	2.0	Yes	Various between 2023-2028 (4)
Total contributions					$4.3	$4.0	$4.8
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
In April 2019, the Company received notification from the IAM National Pension Fund (IAM Fund) that its’ actuary certified the IAM Fund as “endangered status” for the plan year beginning January 1, 2019, and that the IAM Fund was voluntarily placing itself in “red” zone status and implementing a rehabilitation plan. In April 2020, 2021 and 2022, the Company received notification from the IAM Fund that it was certified by its actuary as being in “red” zone status for the plan years beginning January 1, 2020 and 2021. A contribution surcharge was imposed as of June 1, 2019 in addition to the contribution rate specified in the applicable collective bargaining agreements. The contribution surcharge remains in effect, and ends when an employer begins contributing under a collective bargaining agreement that includes terms consistent with the rehabilitation plan.
In April 2019, the Company received notifications from the Boilermakers-Blacksmiths National Pension Trust (Blacksmiths Trust) that it was certified by its actuary as being in “red” zone status for the plan year beginning January 1, 2019. A rehabilitation plan has been adopted for the Blacksmiths Trust, and the Company and the Blacksmiths union agreed to adopt the rehabilitation plan in 2019 prior to a contribution surcharge being imposed. In April 2020 and 2021, the funding status improved for the Blacksmiths Trust as it was certified by its actuary as being in the “yellow” zone for the plan years beginning January 1, 2020 and 2021. In April 2022, the funding status further improved to being in the "green" zone for the plan year beginning January 1, 2022.

(2)The “FIP / RP Status Pending / Implemented” column indicates whether a Funding Improvement Plan, as required under the Code by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” or “deep red” zones, is pending or has been implemented as of the end of the plan year that ended in 2022.
(3)The “Surcharge Imposed” column indicates whether ATI’s contribution rate for 2022 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” or “critical and declining status”, in accordance with the requirements of the Code.
(4)The Company is party to five separate bargaining agreements that require contributions to this plan. Expiration dates of these collective bargaining agreements range between November 13, 2023 and July 14, 2028.
Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the fiscal years ended December 31, 2022, 2021 and 2020 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives			Deferred Tax Asset Valuation Allowance	Total
Balance, December 31, 2019		$(1,083.1)		$(76.6)		$(0.5)		$(41.5)	$(1,201.7)
OCI before reclassifications		(99.3)		21.1		(2.0)		—	(80.2)
Amounts reclassified from AOCI	(a)	62.5	(b)	—	(d)	4.6	(e)	(8.8)	58.3
Net current-period OCI		(36.8)		21.1		2.6		(8.8)	(21.9)
Balance, December 31, 2020		(1,119.9)		(55.5)		2.1		(50.3)	(1,223.6)
OCI before reclassifications		118.3		(9.4)		11.7		—	120.6
Amounts reclassified from AOCI	(a)	53.9	(b)	—	(d)	(8.7)	(e)	66.1	111.3
Net current-period OCI		172.2		(9.4)		3.0		66.1	231.9
Balance, December 31, 2021		(947.7)		(64.9)		5.1		15.8	(991.7)
OCI before reclassifications		117.9		(25.2)		41.0		—	133.7
Amounts reclassified from AOCI	(a)	93.7	(c)	20.0	(d)	(32.6)	(e)	51.7	132.8
Net current-period OCI		211.6		(5.2)		8.4		51.7	266.5
Balance, December 31, 2022		$(736.1)		$(70.1)		13.5		$67.5	$(725.2)

Attributable to noncontrolling interests:
Balance, December 31, 2019		$—		$9.8		$—		$—	$9.8
OCI before reclassifications		—		11.4		—		—	11.4
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		11.4		—		—	11.4
Balance, December 31, 2020		—		21.2		—		—	21.2
OCI before reclassifications		—		4.8		—		—	4.8
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		4.8		—		—	4.8
Balance, December 31, 2021		—		26.0		—		—	26.0
OCI before reclassifications		—		(18.3)		—		—	(18.3)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(18.3)		—		—	(18.3)
Balance, December 31, 2022		$—		$7.7		$—		$—	$7.7
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 14) and/or loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, UK operations (see Note 6).
(b)No amounts were reclassified to earnings.
(c)Amounts were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, UK operations (see Note 6).

(d)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 12).
(e)     Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates. The 2021 income tax provision includes $6.4 million of tax expense for the recognition of a stranded deferred tax balance arising from deferred tax valuation allowances that was associated with certain postretirement medical benefits due to plan termination (see Notes 14 and 17).
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
Reclassifications out of AOCI for the fiscal years ended December 31, 2022, 2021 and 2020 were as follows:

	Amount reclassified from AOCI (d)
	Fiscal year ended
Details about AOCI Components (In millions)	December 31, 2022		December 31, 2021		December 31, 2020		Affected line item in the consolidated statement of operations
Postretirement benefit plans
Prior service credit	$0.5	(a)	$1.8	(a)	$3.1	(a)
Actuarial losses	(76.7)	(a)	(89.5)	(a)	(85.3)	(a)
Settlement gain (loss)	(29.5)	(b)	21.9	(a)	—
	(105.7)	(d)	(65.8)	(d)	(82.2)	(d)	Total before tax
	(12.0)		(11.9)		(19.7)		Tax benefit (e)
	$(93.7)		$(53.9)		$(62.5)		Net of tax

Currency translation adjustment	(20.0)	(b,d)	—	(d)	—	(d)

Derivatives
Nickel and other raw material contracts	$26.9	(c)	$7.1	(c)	$(0.8)	(c)
Natural gas contracts	15.1	(c)	5.3	(c)	(3.7)	(c)
Foreign exchange contracts	0.9	(c)	0.1	(c)	(0.1)	(c)
Interest rate swap	(0.1)	(c)	(1.1)	(c)	(1.4)	(c)
	42.8	(d)	11.4	(d)	(6.0)	(d)	Total before tax
	10.2		2.7		(1.4)		Tax provision (benefit) (e)
	$32.6		$8.7		$(4.6)		Net of tax

(a)Amounts are included in nonoperating retirement benefit expense (see Note 14).
(b)Amounts in 2022 were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, UK operations (see Note 6).
(c)Amounts related to derivatives, with the exception of the interest rate swap, are included in sales or cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the interest rate swap are included in interest expense in the same period as the interest expense on the ABL Term Loan is recognized in earnings (see Note 12).
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

Note 16. Stockholders’ Equity
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2022, there were no shares of preferred stock issued.
Dividends
Under the ABL facility, there is no limit on dividend declarations or payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $120 million and 20% of the total facility size, after giving effect to any repayment of term loans, and no event of default under the ABL facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend declarations or payments if the undrawn availability is less than the greater of $120 million and 20% of the total facility size, after giving effect to any repayment of term loans, but more than the greater of $75 million and 12.5% of the total facility size, after giving effect to any repayment of term loans, if (i) no event of default has occurred and is continuing or would result from paying the dividend, (ii) the Company demonstrates to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $75 million and 12.5% of the total facility size, after giving effect to any repayment of term loans, and (B) the Company maintains a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL facility.
Share-based Compensation
In May 2022, the Company’s stockholders approved the ATI Inc. 2022 Incentive Plan (the “2022 Incentive Plan”). Following adoption, all new share-based compensation awards are being made under the 2022 Incentive Plan. Shares previously remaining available for grant under prior incentive plans, or which become available for award due to the forfeiture or cancellation of prior awards under those prior plans, are available for award under the 2022 Incentive Plan. Outstanding grants previously made under prior incentive plans remain in effect in accordance with relevant terms.
Awards earned under the Company’s share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2022, 4.6 million shares of common stock were available for future awards under the 2022 Incentive Plan. The general terms of each arrangement granted under the 2022 Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
The Company’s share-based incentive compensation program consists of both service-based and performance/market-based awards. These awards convey participants the right to receive shares of ATI common stock if the service conditions, and performance or market requirements, of the awards are attained.
Service-based awards:
Restricted share units (RSUs) are rights to receive shares of Company stock when the award vests. The RSUs generally vest over three years based on employment service, with one-third of the award vesting on each of the first, second and third anniversaries of the grant date. RSU awards to non-employee directors vest in one year. No dividends are accumulated or paid on the RSUs. The fair value of the RSU award is measured based on the stock price at the grant date.

Compensation expense related to RSU awards was $13.4 million in 2022, $14.3 million in 2021, and $9.6 million in 2020. Approximately $8.2 million of unrecognized fair value compensation expense relating to restricted stock units is expected to be recognized through 2025, with $6.3 million expected to be recognized in 2023, including estimates of service period forfeitures. Activity under the Company’s RSU awards for the years ended December 31, 2022, 2021, and 2020 was as follows:

(Shares in thousands, $ in millions)	2022		2021		2020
	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	1,409	$25.6	929	$17.9	756	$19.6
Granted	831	14.8	1,033	17.5	647	10.1
Vested	(634)	(12.3)	(505)	(8.9)	(450)	(11.2)
Forfeited	(127)	(2.1)	(48)	(0.9)	(24)	(0.6)
Nonvested, end of year	1,479	$26.0	1,409	$25.6	929	$17.9
Performance condition awards:
The Company awarded performance share units (PSUs) with performance requirements through fiscal year 2020. These PSU award opportunities, the last of which vested at the conclusion of its applicable three-year performance period on December 31, 2022, were determined at a target number of units, and the number of shares awarded was based on attainment of two ATI financial performance metrics. PSU awards through 2020 are accounted for as performance condition plans with service vesting requirements, with compensation expense during the performance period recognized based on estimates of attaining the performance criteria, including estimated forfeitures. The metrics for PSU awards granted through 2018 measured (1) net income attributable to ATI and (2) return on invested capital, over a three-year performance period. The metrics for PSU awards granted in 2019 and 2020 measured (1) net income attributable to ATI and (2) return on capital employed, over a three-year performance period with a threshold attainment of 25% and a maximum attainment of 200% of the target financial performance metrics and target share units, measured over the applicable three-year performance period. For certain senior executives, the number of PSUs to be awarded based on the performance criteria was modified up or down by up to 20% based on the Company’s relative total shareholder return (TSR) over the performance measurement period (“TSR Modifier”), but not above the maximum number of PSUs to be vested. The TSR Modifier measured the return of the Company’s stock price (including assumed dividend reinvestment, if any) at the end of the performance period as compared to the stock prices (including assumed dividend reinvestment, if any) of a group of industry peers. The fair value of the PSU award was measured based on the stock price at the grant date, including the effect of the TSR Modifier. The fair value of the TSR Modifier was determined by using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over a three-year time horizon matching the TSR performance measurement period. Expense recognition varied with the level of performance achieved.
Market condition awards:
The Company awarded PSUs with market requirements in 2021 and 2022. The 2021 and 2022 PSU award opportunities are determined at a target number of share units, and the number of shares awarded is based on TSR, representing the measured return of the Company’s stock price (including assumed dividend reinvestment, if any) at the end of the three year period as compared to the stock prices (including assumed dividend reinvestment, if any) of a group of industry peers. The 2021 and 2022 PSU awards are accounted for as a market condition plan with service vesting requirements, with expense recognized over the service period without regard to the level of TSR attainment or shares awarded. The actual number of shares awarded at the end of the measurement period may range from a minimum of zero to a maximum of two times target. TSR is determined over eight distinct quarterly periods as measured from January 1 of the grant year of the award through the end of each quarterly period starting with the first quarter ending in the second year following the grant of the award; earned payouts from each TSR measurement period are averaged to determine the final payout at the conclusion of the three-year period. The fair value for this award was determined by using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over the three-year time horizon matching the TSR measurement period.
In 2022, the Company awarded a new one-time grant of PSUs with market requirements, called the Breakout Performance Award (BPA). The BPA has a target number of share units, and the number of shares awarded is based on the absolute return on the Company’s stock during a four-year measurement period. The service vesting requirements of the BPA award are four years for one half of the award and five years for the remaining half. The BPA award is accounted for as a market condition plan with service vesting requirements, with expense recognized over the service periods without regard to the level of absolute return attainment or shares awarded. The actual number of BPA shares awarded at the end of the measurement period may range from a minimum of zero to a maximum of three times target. The fair value for this award was determined by using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over the four-year time horizon matching the BPA measurement period.
At December 31, 2022, a maximum of 5.2 million shares have been reserved for issuance for all PSU awards. The Company recognized $12.6 million and $6.8 million of compensation expense in 2022 and 2021, respectively, for all PSU awards, and compensation income of $6.7 million in 2020 due to decreased financial performance attainment estimates, which required reversal of previously-recognized expense. Forfeited share units in 2020, 2021 and 2022 were 50,050, 71,801 and 159,298, respectively, with a weighted average grant date fair value of $1.4 million, $1.7 million and $3.4 million, respectively.
The fair value of each PSU award, the target share units awarded and projected future compensation expense to be recognized for these awards, including actual and estimated forfeitures at December 31, 2022 was as follows:

(Shares in thousands, $ in millions)
PSU Award Performance Period	Award Fair Value	December 31, 2022 Unrecognized Compensation Expense	Compensation Expense Expected to be Recognized in the next 12 months	Target Share Units

2020-2022	$13.5	$—	$—	674
2021-2023	$9.3	3.1	3.1	459
2022-2024	$11.0	8.9	3.9	494
2022-2025 BPA	$18.5	12.1	3.3	811
Total		$24.1	$10.3
At December 31, 2022, the 2020 PSU awards vested with financial performance attainment between threshold and target and at 0% for the TSR Modifier, resulting in the issuance of 182,628 shares in the first quarter of 2023. At December 31, 2021, the 2019 PSU awards vested with financial performance attainment between threshold and target and at -20% for the TSR Modifier, resulting in the issuance of 103,621 shares in the first quarter of 2022. At December 31, 2020, the 2018 PSU awards vested between threshold and target attainment, and at -10% for the TSR Modifier, resulting in 301,170 shares being issued in early 2021.
Note 17. Income Taxes
Income (loss) before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(In millions)	2022	2021	2020
U.S.	$230.6	$(42.1)	$(1,505.4)
Non-U.S.	(68.6)	52.7	23.5
Income (loss) before income taxes	$162.0	$10.6	$(1,481.9)
The income tax provision (benefit) was as follows:

(In millions)	2022	2021	2020
Current:
Federal	$5.0	$0.7	$0.6
State	3.7	(0.3)	(1.1)
Foreign	10.0	9.4	6.7
Total	18.7	9.8	6.2
Deferred:
Federal	(3.3)	18.6	26.6
State	0.2	(0.9)	47.1
Foreign	(0.1)	(0.7)	(2.2)
Total	(3.2)	17.0	71.5
Income tax provision	$15.5	$26.8	$77.7

The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision (benefit):

(In millions)	2022	2021	2020
Taxes computed at the federal rate	$34.0	$2.2	$(311.2)
Goodwill	—	2.6	50.4
State and local income taxes, net of federal tax benefit	2.9	0.4	(0.2)
Valuation allowance	(50.0)	17.6	335.5
Repatriation of foreign earnings (GILTI )	—	2.0	0.2
Divestiture	29.1	—	—
Recognition of stranded deferred tax balance	—	3.9	—
Foreign earnings taxed at different rate	3.2	3.0	1.7
Withholding taxes	2.6	3.4	2.1
Preferential tax rate	(4.9)	(6.2)	(4.6)
Other	(1.4)	(2.1)	3.8
Income tax provision	$15.5	$26.8	$77.7

The Company’s income tax expense has been impacted by the effects of valuation allowances on federal and state deferred tax assets for years 2020 through 2022. The Company recognizes deferred tax assets to the extent it believes these deferred tax assets are more likely than not to be realized. Valuation allowances are established when it is estimated that it is more likely than not the tax benefit of the deferred tax asset will not be realized. In making such determination, the Company considers all available evidence, both positive and negative, regarding the estimated future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, historical taxable income in prior carryback periods if carryback is permitted, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. The verifiable evidence such as future reversals of existing temporary differences and the ability to carryback are considered before the subjective sources such as estimated future taxable income exclusive of temporary differences and tax planning strategies. In situations where a three-year cumulative loss position exists, the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets is subjective. If the Company determines that it would not be able to realize its deferred tax assets in the future in excess of their recorded net amount, an adjustment to the deferred tax asset valuation allowance would result.
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
In 2021, ATI incurred tax expense associated with the valuation allowance due to the postretirement medical benefit settlement gain along with the U.S. operations plus permanent adjustments (goodwill and Global Intangible Low-Taxed Income (GILTI)) being a loss. The overall balance of the valuation allowance decreased in total mainly due to the overall change in AOCI associated with the Company’s retirement benefit plans.
In 2022, ATI recorded a tax benefit associated with the valuation allowance due to the current year income for the U.S. operations. As a result of the current year income, ATI utilized net operating loss carryovers which in turn resulted in a release of the corresponding valuation allowance on the operating loss deferred tax assets.
The provision for income taxes for the year ended December 31, 2022, is mainly attributable to the Company’s foreign operations and state income tax expense associated with states that limit net operating loss utilization. On May 12, 2022, the Company sold its Sheffield, UK operations which resulted in a pre-tax loss of $141.0 million (see Note 6 for further explanation) for which the benefit was disallowed for tax purposes, resulting in a $29.1 million tax expense impact as shown in the effective tax rate reconciliation table above.
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
The Company also maintained valuation allowances on deferred tax amounts recorded in AOCI in 2022, 2021 and 2020 of $67.5 million, $15.8 million, and $50.3 million, respectively, which are not reflected in the preceding table reconciling amounts recognized in the income tax provision (benefit) recorded in the statement of operations (see Note 15).
Additionally, the Tax Cuts and Jobs Act (Tax Act) requires a current year inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, commonly referred to as GILTI. In 2022, due to the loss on the sale of the Sheffield operations, there is no current year inclusion. In 2021, GILTI represents an unfavorable tax rate item of $2.0 million which is primarily related to the Company’s income associated with the PRS joint venture operations in China. The impact in 2020 related to GILTI is minimal due to the global COVID-19 pandemic. The Company has elected to recognize GILTI liabilities as an element of income tax expense in the period incurred.
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
Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2022 and 2021 were as follows:

(In millions)	2022	2021
Deferred income tax assets
Net operating loss tax carryovers	$184.1	$298.7
Pensions	51.7	94.3
Postretirement benefits other than pensions	51.5	69.8
Tax credits	42.0	40.2
Other items	95.6	103.9
Gross deferred income tax assets	424.9	606.9
Valuation allowance for deferred tax assets	(266.9)	(431.0)
Total deferred income tax assets	158.0	175.9
Deferred income tax liabilities
Bases of property, plant and equipment	122.2	114.0
Inventory valuation	17.1	32.5
Bases of amortizable intangible assets	9.0	18.0
Other items	23.0	24.7
Total deferred tax liabilities	171.3	189.2
Net deferred tax liability	$(13.3)	$(13.3)
Changes in the valuation allowance for deferred tax assets in 2022 in the above table compared to 2021 include the following:
•$50 million of valuation allowance recorded as income tax benefit and included in the reconciliation of the current year income tax provision;

•reductions in the valuation allowance related to the benefit in AOCI of $51.7 million (as discussed in Note 15);

•$13.6 million removal of valuation allowance associated with the sale of the Sheffield operations.

•$43.4 million related to the presentation of state taxes and certain adjustments that have a direct valuation allowance offset, resulting in no net tax expense or benefit. Due to the change in future tax rates in Pennsylvania, the Company recorded an overall decrease in deferred tax assets and liabilities which resulted in an offsetting removal of the valuation allowance.

As part of the Tax Act in 2017, a limitation on deductible interest expense was created, which limits deductible interest expense to 30% of adjusted taxable income, as defined in the Tax Act, for various periods. The Company is not limited in its deductible interest expense for 2022 and is utilizing part of the carryover amount associated with the 2021 disallowance of interest expense. A deferred tax asset associated with the carryover limitation is within the “other items” asset category above at December 31, 2022 and December 31, 2021.
The following summarizes the carryforward periods for the tax attributes related to NOLs and credits by jurisdiction.

($ in millions, U.S. and U.K. NOL amounts are pre-tax and all other items are after-tax)
Jurisdiction	Attribute	Amount	Expiration Period	Amount expiring within 5 years	Amount expiring in 5-20 years
U.S.	NOL	$439	20 years	$—	$439
U.S.	NOL	$129	Indefinite	$—	$—
U.S.	Foreign Tax Credit	$22	10 years	$22	$—
U.S.	Research and Development Credit	$7	20 years	$—	$7
State	NOL	$85	Various	$16	$69
State	NOL	$1	Indefinite	$—	$—
State	Credits	$10	Various	$4	$6
U.K.	NOL	$3	Indefinite	$—	$—
Poland	Economic Zone Credit	$5	7 years	$5	$—
Income taxes paid and amounts received as refunds were as follows:

(In millions)	2022	2021	2020
Income taxes paid	$18.9	$14.2	$7.8
Income tax refunds received	(0.4)	(0.6)	(2.5)
Income taxes paid, net	$18.5	$13.6	$5.3
In general, the Company is responsible for filing consolidated U.S. federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities.
Deferred taxes of $5.3 million have been recorded for foreign withholding taxes on earnings expected to be repatriated to the U.S. The Company does not intend to distribute previously taxed earnings resulting from the one-time transition tax under the Tax Act, and has not recorded any deferred taxes related to such amounts. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is indefinitely reinvested, and the determination of any deferred tax liability on this amount is not practicable.

Uncertain tax positions are recorded using a two-step process based on (1) determining whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those positions that meet the more-likely-than-not recognition threshold, the Company records the largest amount of the tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The changes in the liability for unrecognized income tax benefits for the years ended December 31, 2022, 2021 and 2020 were as follows:

(In millions)	2022	2021	2020
Balance at beginning of year	$14.2	$15.2	$14.4
Decreases in prior period tax positions	(3.3)	—	—
Increases in current period tax positions	—	0.3	2.7
Expiration of the statute of limitations	(1.8)	(1.3)	(1.9)
Balance at end of year	$9.1	$14.2	$15.2
For years ended December 31, 2022, 2021 and 2020, the liability includes $7.8 million, $12.3 million and $13.0 million, respectively, of unrecognized tax benefits that are classified within deferred income taxes as a reduction of NOL carryforwards and other tax attributes. The total estimated unrecognized tax benefit that, if recognized, would affect ATI’s effective tax rate is approximately $1 million. At this time, the Company believes that it is reasonably possible that approximately $1.4 million of the estimated unrecognized tax benefits as of December 31, 2022 will be recognized within the next twelve months based on the expiration of statutory review periods.
The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. The amounts accrued for interest and penalty charges for the years ended December 31, 2022, 2021 and 2020 were not significant. At December 31, 2022 and 2021, the accrued liabilities for interest and penalties related to unrecognized tax benefits were $1.4 million and $1.9 million, respectively.
The Company, and/or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2020
States:
Pennsylvania	2019
Foreign:
China	2019
Poland	2016
United Kingdom	2020
Note 18. Business Segments
The Company operates under two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S).
HPMC is comprised of the Specialty Materials and Forged Products businesses, as well as the ATI Europe distribution operations. Approximately 80% of its revenue is derived from the aerospace & defense markets including nearly 60% of its revenue from products for commercial jet engines. Other major HPMC end markets include medical and energy. HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys. These are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. Capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used for next-generation jet engine forgings and 3D-printed aerospace products.
The AA&S segment includes the Specialty Alloys & Components business, the Specialty Rolled Products business, the 60%-owned STAL PRS joint venture, and the Uniti and A&T Stainless 50%-owned joint ventures that are reported in AA&S segment results under the equity method of accounting. See Note 7 for further information on the Company’s joint ventures. AA&S is focused on delivering high-value flat products primarily to the energy, aerospace, and defense markets, which comprise approximately 50% of its revenue. Other important end markets for AA&S include automotive and electronics. AA&S produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate, sheet, and strip products. On December 2, 2020, the Company announced a strategic repositioning of its SRP business, which includes exiting production of lower-margin standard stainless sheet products, streamlining the production footprint of the AA&S segment and making certain capital investments to increase its focus on higher-margin products and its aerospace & defense end markets. See Note 19 for further discussion of this strategic realignment and its associated long-lived asset impairments, restructuring and other charges recorded in the fourth quarter of 2020.
The measure of segment EBITDA categorically excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other expenses, charges for goodwill and asset impairments, restructuring and other charges, strike related costs, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level.
Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

(In millions)	2022	2021	2020
Total sales:
High Performance Materials & Components	$1,815.7	$1,248.3	$1,235.4
Advanced Alloys & Solutions	2,433.7	1,762.4	1,947.5
Total sales	4,249.4	3,010.7	3,182.9
Intersegment sales:
High Performance Materials & Components	174.5	93.2	70.8
Advanced Alloys & Solutions	238.9	117.7	130.0
Total intersegment sales	413.4	210.9	200.8
Sales to external customers:
High Performance Materials & Components	1,641.2	1,155.1	1,164.6
Advanced Alloys & Solutions	2,194.8	1,644.7	1,817.5
Total sales to external customers	$3,836.0	$2,799.8	$2,982.1
Total international sales were $1,617.4 million in 2022, $1,264.9 million in 2021, and $1,173.0 million in 2020. Of these amounts, sales by operations in the United States to customers in other countries were $1,217.9 million in 2022, $846.3 million in 2021, and $812.3 million in 2020.

(In millions)	2022	2021	2020
EBITDA:
High Performance Materials & Components	$296.0	$159.9	$129.6
Advanced Alloys & Solutions	327.8	191.7	115.0
Total segment EBITDA	623.8	351.6	244.6
Corporate expenses	(62.4)	(55.9)	(40.9)
Closed operations and other expenses	(12.1)	(4.8)	(7.4)
Depreciation & amortization	(142.9)	(143.9)	(143.3)
Interest expense, net	(87.4)	(96.9)	(94.4)
Restructuring and other credits (charges) (See Note 19)	(23.7)	10.5	(1,132.1)
Strike related costs	—	(63.2)	—
Retirement benefit settlement gain (See Note 14)	—	64.9	—
Impairment of goodwill (See Note 5)	—	—	(287.0)
Joint venture restructuring credit (charge) (See Note 7)	0.9	—	(2.4)
Debt extinguishment charge (See Note 10)	—	(65.5)	(21.5)
Gain (loss) on asset sales and sale of business, net	(134.2)	13.8	2.5
Income (loss) before income taxes	$162.0	$10.6	$(1,481.9)
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic. Results for the fiscal year ended December 31, 2022 include $34 million related to this government sponsored COVID relief in segment EBITDA. HPMC segment results for 2022 include $27 million of benefits from the AMJP Program and employee retention credits, and AA&S segment results for 2022 include $7 million in employee retention credits.

Corporate expenses are primarily classified as selling and administrative expenses in the consolidated statement of operations, and consist of salaries and benefits, incentive compensation, facility leases and other costs of ATI’s corporate functions. Corporate expenses in 2022 reflect business transformation initiatives and higher incentive compensation costs compared to the prior year periods.
Closed operations and other expenses are primarily presented in selling and administrative expenses in the consolidated statements of operations. These items included costs at closed facilities, including legal matters, environmental, real estate and other facility costs, and changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury Center operation. Closed operations and other expenses in 2022 primarily relate to unfavorable foreign currency remeasurement impacts primarily related to ATI’s European Treasury Center operation and higher legal costs for closed facilities compared to prior year periods.
During the fiscal year ended December 31, 2021, the Company recorded $63.2 million in strike related costs, of which $59.7 million were excluded from AA&S segment EBITDA and $3.5 million were excluded from HPMC segment EBITDA. These items primarily consisted of overhead costs recognized in the period due to below-normal operating rates, higher costs for outside conversion activities, and ongoing benefit costs for striking employees.
Gain (loss) on asset sales and sales of businesses, net, for 2022 relate to a $141.0 million loss on the sale of the Company’s Sheffield, UK operations, partially offset by a $6.8 million gain from the sale of assets from the Pico Rivera, CA operations. The $13.8 million net gain on asset sales in 2021 consists of a gain on the sale of the Company’s Flowform Products business. See Note 6 for further explanation regarding the sale of business transactions in 2022 and 2021. The $2.5 million net gain on asset sales in 2020 consists of a gain on the sale of certain oil and gas rights (see Note 9).
Certain additional information regarding the Company’s business segments is presented below:

(In millions)	2022	2021	2020
Depreciation and amortization:
High Performance Materials & Components	$68.3	$75.0	$78.1
Advanced Alloys & Solutions	67.4	64.5	62.1
Other	7.2	4.4	3.1
Total depreciation and amortization	$142.9	$143.9	$143.3
Capital expenditures:
High Performance Materials & Components	$33.3	$40.2	$83.1
Advanced Alloys & Solutions	89.6	110.6	45.9
Corporate	8.0	1.8	7.5
Total capital expenditures	$130.9	$152.6	$136.5

Identifiable assets:	2022	2021	2020
High Performance Materials & Components	$1,749.3	$1,624.8	$1,594.6
Advanced Alloys & Solutions	1,981.1	1,914.0	1,664.0
Corporate:
Deferred Taxes	4.7	6.3	5.1
Cash and cash equivalents and other	710.5	740.1	771.2
Total assets	$4,445.6	$4,285.2	$4,034.9

($ in millions)	2022	Percent of total	2021	Percent of total	2020	Percent of total
Total assets:
United States	$3,942.7	89%	$3,587.0	84%	$3,356.8	83%
China	321.1	7%	406.4	9%	325.5	8%
United Kingdom	13.4	—%	153.9	4%	122.4	3%
Other	168.4	4%	137.9	3%	230.2	6%
Total Assets	$4,445.6	100%	$4,285.2	100%	$4,034.9	100%

Note 19. Restructuring and other charges
For the year ended December 31, 2022, restructuring and other charges were $23.7 million, which included a $28.5 million charge for a litigation settlement (see Note 21), partially offset by $4.8 million of restructuring credits for reductions in severance-related reserves related to approximately 110 employees based on changes in planned operating rates and revised workforce estimates.
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
For the year ended December 31, 2020, the Company recorded restructuring and other charges of $1,132.1 million, predominantly related to the Company’s December 2020 announcement to cease production of standard stainless sheet products. On December 2, 2020, the Company announced a strategic repositioning of its SRP business within the AA&S segment, with a focus of increasing emphasis on the specialty rolled products portion of its product portfolio, which is comprised of titanium-based alloys including aerospace-grade titanium plate products, nickel-based alloys, and stainless products with more differentiated characteristics for specialty applications, including thin-gauge PRS.
Restructuring charges recorded on the consolidated statement of operations for the year ended December 31, 2020 were $1,107.5 million, comprised of $1,041.5 million of non-cash asset impairment charges, $60.5 million of employee benefit-related costs, and $5.5 million of other costs related to facility idlings. The December 2, 2020 decision to exit production of standard stainless products represented a significant indicator of impairment in the carrying value of certain long-lived assets. Based on projected cash flows of the Brackenridge, PA operations, including the HRPF, the Company completed a fair value analysis as of the beginning of the fourth quarter of 2020 and recognized a $1,032.6 million impairment charge for this facility based on an estimated fair value of $354 million. This long-lived asset impairment charge was determined using a held in use framework and an income approach, which represents Level 3 unobservable information in the fair value hierarchy. This impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants the Company has identified. For example, the weighted average cost of capital used in the discounted cash flow assessment was 9.3% and the long-term growth rate was 2%. Other long-lived asset impairment charges of $8.9 million were also recognized in 2020 for various AA&S segment operations identified for closure as part of the standard stainless sheet exit decision.
Restructuring charges in 2020 also include $60.5 million of employee benefit costs, representing severance, supplemental unemployment and medical benefits for the elimination of approximately 1,400 positions related to the standard stainless exit, as well as for employees impacted by the idling of the Albany, OR primary titanium operations in the fourth quarter of 2020, and workforce right-sizing actions, including both involuntary reductions and voluntary retirement incentive programs implemented throughout 2020 to better match the Company’s cost structure to expected demand, primarily as a result of economic challenges created by the COVID-19 pandemic. Other costs of $5.5 million included in 2020 restructuring charges primarily relate to asset retirement and environmental obligations associated with facility idlings.
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

Restructuring reserves for severance cost activity is as follows:

	Severance and Employee
	Benefit Costs
	December 31, 2022	December 31, 2021	December 31, 2020
Beginning of year balance	$17.7	$43.4	$4.5
Additions/(Adjustments)	(4.8)	(12.0)	60.5
Payments	(3.1)	(13.7)	(21.6)
End of year balance	$9.8	$17.7	$43.4
Of this $9.8 million restructuring reserve balance at December 31, 2022, $5.4 million is recorded in other current liabilities and $4.4 million is recorded in other long-term liabilities on the December 31, 2022 consolidated balance sheet. Of this $17.7 million restructuring reserve balance at December 31, 2021, $11.4 million is recorded in other current liabilities and $6.3 million is recorded in other long-term liabilities on the December 31, 2021 consolidated balance sheet.
Note 20. Per Share Information
The following table sets forth the computation of basic and diluted net income (loss) per common share:
(In millions, except per share amounts)

For the Years Ended December 31,	2022	2021	2020
Numerator:
Numerator for basic net income (loss) per common share -
Net income (loss) attributable to ATI	$130.9	$(38.2)	$(1,572.6)
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	2.2	—	—
3.5% Convertible Senior Notes due 2025	11.3	—	—
Numerator for diluted net income (loss) per common share -
Net income (loss) attributable to ATI after assumed conversions	$144.4	$(38.2)	$(1,572.6)
Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	127.5	127.1	126.5
Effect of dilutive securities:
Share-based compensation	2.1	—	—
4.75% Convertible Senior Notes due 2022	2.8	—	—
3.5% Convertible Senior Notes due 2025	18.8	—	—
Denominator for diluted net income (loss) per common share—adjusted weighted average shares and assumed conversions	151.2	127.1	126.5
Basic net income (loss) attributable to ATI per common share	$1.03	$(0.30)	$(12.43)
Diluted net income (loss) attributable to ATI per common share	$0.96	$(0.30)	$(12.43)
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes, and the 2022 Convertible Notes prior to their maturity, and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. The 2022 Convertible Notes were converted as of June 30, 2022 (see Note 10 for further explanation). There were no anti-dilutive shares for 2022. There were 25.6 million and 22.8 million anti-dilutive shares for 2021 and 2020, respectively.

On February 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $150 million of ATI stock. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and it may be modified, suspended, or terminated at any time by the

Board of Directors without prior notice. In 2022, ATI used $139.9 million to repurchase 5.2 million shares of its common stock under this program.
Note 21. Commitments and Contingencies
Future minimum rental commitments under leases are disclosed in Note 11. Commitments for expenditures on property, plant and equipment at December 31, 2022 were approximately $39.9 million.
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
At December 31, 2022, the Company’s reserves for environmental remediation obligations totaled approximately $13 million, of which $5 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $2 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
ATI Titanium LLC (ATI Titanium), a subsidiary of ATI Inc., was party to a lawsuit captioned US Magnesium, LLC v. ATI Titanium LLC (Case No. 2:17-cv-00923-DB) and filed in federal district court in Salt Lake City, UT, pertaining to a Supply and Operating Agreement between US Magnesium LLC (USM) and ATI Titanium entered into in 2006 (the Supply Agreement). In 2016, ATI Titanium notified USM that it would suspend performance under the Supply Agreement in reliance on certain terms and conditions included in the Supply Agreement. USM subsequently filed a claim challenging ATI Titanium’s right to suspend performance under the Supply Agreement. ATI Titanium and USM reached a litigation settlement in 2022 for $28.5 million, which is reported within other (nonoperating) expense on the consolidated statement of operations and was paid in the year ended December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
In accordance with Securities Exchange Act Rules 13-1-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an attestation report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.
(c) Changes to Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2022, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ATI Inc.
Opinion on Internal Control over Financial Reporting
We have audited ATI Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ATI Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and statements of changes in consolidated equity for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” and the information concerning our executive officers required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Members of ATI's Executive Management,” in the ATI Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit and Risk Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance-Board Information- Board Committees” in the 2023 Proxy Statement.
ATI has adopted Corporate Guidelines for Business Conduct and Ethics that apply to all employees including its principal executive officer or principal financial and accounting officer, or persons performing similar functions. The Corporate Guidelines for Business Conduct and Ethics as well as the charters for the Company’s Audit and Risk, Nominating and Governance, Personnel and Compensation, and Technology Committees, as well as periodic and current reports filed with the SEC, are available through the Company’s website at http://www.atimaterials.com and are available in print free of charge to any shareholder upon request. To obtain a copy, contact the Corporate Secretary, ATI Inc., 2021 McKinney Avenue, Dallas, Texas 75201 (telephone: 800-289-7454). The Company intends to post on its website any waiver from or amendment to the guidelines that apply to the Company’s Principal Executive Officer or Principal Financial and Accounting Officer (or persons performing similar functions) that relate to elements of the code of ethics identified by the Securities and Exchange Commission in Item 406(b) of Regulation S-K.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Our Corporate Governance- Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2023 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2022 was as follows:

	(a)
(In thousands, except per share amounts)	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3) (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders	$7,529	$—	$4,569
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	7,529	$—	$4,569

(1)Includes stock-settled equity awards previously granted under the ATI Inc. 2022 Incentive Plan (the “2022 Incentive Plan”) and prior incentive plans. Amounts reflected for performance share unit awards represent the maximum number of shares that could be awarded at the conclusion of the applicable performance cycle.
(2)Outstanding stock-settled awards are not included in this calculation.
(3)Represents shares available for issuance under the 2022 Incentive Plan (which provides for the issuance of stock options, stock appreciation rights, restricted shares, restricted stock units, performance and other stock-based awards). See Note 16. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Related Party Transactions” and “Our Corporate Governance- Board Information- Board Composition and Independence” as set forth in the 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” as set forth in the 2023 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Cash Flows — Years Ended December 31, 2022, 2021, and 2020
Statements of Changes in Consolidated Equity — Years Ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements
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

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2022 (File No. 1-12001).
3.3	Fourth Amended and Restated Bylaws of ATI Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2022 (File No. 1-12001)).
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

4.5	Form of 5.875% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 22, 2019 (File No. 1-12001)).
4.6
Sixth Supplemental Indenture, dated November 19, 2019, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 22, 2019 (File No. 1-12001)).

4.7
Indenture, dated June 22, 2020, by and between the Company The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 (File No. 1-12001))

4.8	Form of 3.50% Convertible Senior Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 (File No. 1-12001))
4.9
Indenture, dated as of September 9, 2021, by and between Allegheny Technologies Incorporated and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2021 (File No. 1-12001))

4.10
First Supplemental Indenture, dated as of September 9, 2021, by and between Allegheny Technologies Incorporated and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 14, 2021 (File No. 1-12001))

4.11	Form of 4.875% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 14, 2021 (File No. 1-12001))
4.12	Form of 5.125% Senior Note due 2031 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 14, 2021 (File No. 1-12001))
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

10.6	Allegheny Technologies Incorporated 2020 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 24, 2020 (File No 1-12001)).*
10.7
Form of Time-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-12001)).*

10.8
Form of Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-12001)).

10.9
Addendum to Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10-1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-12001)*

10.10
Form of Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10-15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-12001)*

10.11	ATI Inc. 2022 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 25, 2022 (File No 1-12001)).
10.12	Form of Time-Vested Restricted Stock Unit Agreement (Filed herewith)*
10.13	Form of Performance-Vested Restricted Stock Unit Agreement (Filed herewith)*
10.14
Consulting Agreement, dated February 28, 2021, between Allegheny Technologies Incorporated and John D. Sims (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 2, 2021 (File No. 1-12002))*.

10.15
Retirement, Transition and Release Agreement, dated as of October 12, 2022, by and between the Company and Kevin B. Kramer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2022 (File No. 1-12002))*

10.16
First Amended and Restated Revolving Credit, Term Loan, Delayed Draw Term Loan and Security Agreement, dated as of September 30, 2019, by and among the borrowers party thereto, the Company and other guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Lender and Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 1-12001)).

10.17
Amendment No. 2, dated as of September 9, 2022, to First Amended and Restated Revolving Credit, Term Loan, Delayed Draw Term Loan and Security Agreement, dated as of September 30, 2019, by and among the borrowers party thereto, the Company and other guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Lender and Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12001).

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

ATI INC.

Date:	February 24, 2023	By	/s/ Robert S. Wetherbee
Robert S. Wetherbee
Board Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 24th day of February, 2023.

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