Form 10-Q
period 2023-03-31
ATI INC
filed 2023-05-04
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 14, 2023, the registrant had outstanding 128,547,760 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$196.2	$584.0
Accounts receivable, net	725.6	579.2
Short-term contract assets	52.7	64.1
Inventories, net	1,293.8	1,195.7
Prepaid expenses and other current assets	48.0	53.4
Total Current Assets	2,316.3	2,476.4
Property, plant and equipment, net	1,551.8	1,549.1
Goodwill	227.2	227.2
Other assets	192.0	192.9
Total Assets	$4,287.3	$4,445.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$447.5	$553.3
Short-term contract liabilities	149.7	149.1
Short-term debt and current portion of long-term debt	24.9	41.7
Other current liabilities	201.9	219.8
Total Current Liabilities	824.0	963.9
Long-term debt	1,702.1	1,706.3
Accrued postretirement benefits	180.0	184.9
Pension liabilities	173.8	225.6
Other long-term liabilities	193.1	207.7
Total Liabilities	3,073.0	3,288.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-132,228,508 shares at March 31, 2023 and 131,392,262 shares at December 31, 2022; outstanding-128,546,610 shares at March 31, 2023 and 128,273,042 shares at December 31, 2022	13.2	13.1
Additional paid-in capital	1,675.1	1,668.1
Retained earnings	247.0	176.9
Treasury stock: 3,681,898 shares at March 31, 2023 and 3,119,220 shares at December 31, 2022	(107.8)	(87.0)
Accumulated other comprehensive loss, net of tax	(731.0)	(725.2)
Total ATI stockholders’ equity	1,096.5	1,045.9
Noncontrolling interests	117.8	111.3
Total Equity	1,214.3	1,157.2
Total Liabilities and Equity	$4,287.3	$4,445.6

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022
Sales	$1,038.1	$834.1

Cost of sales	844.9	664.7
Gross profit	193.2	169.4
Selling and administrative expenses	80.6	75.2
Restructuring credits	—	(1.1)
Loss on asset sales and sales of businesses, net	—	18.3
Operating income	112.6	77.0
Nonoperating retirement benefit expense	(16.8)	(5.8)
Interest expense, net	(19.9)	(23.6)
Other income (expense), net	0.6	(7.5)
Income before income taxes	76.5	40.1
Income tax provision	4.3	4.9
Net income	72.2	35.2
Less: Net income attributable to noncontrolling interests	2.1	4.3
Net income attributable to ATI	$70.1	$30.9

Basic net income attributable to ATI per common share	$0.55	$0.24

Diluted net income attributable to ATI per common share	$0.48	$0.23
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net income	$72.2	$35.2
Currency translation adjustment
Unrealized net change arising during the period	3.3	(6.8)
Derivatives
Net derivatives gain (loss) on hedge transactions	(15.0)	24.6
Reclassification to net income of net realized gain	(5.5)	(5.0)
Income taxes on derivative transactions	—	—
Total	(20.5)	19.6
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	15.9	19.3
Prior service cost
Amortization to net income of net prior service credits	(0.1)	(0.2)
Income taxes on postretirement benefit plans	—	—
Total	15.8	19.1
Other comprehensive income (loss), net of tax	(1.4)	31.9
Comprehensive income	70.8	67.1
Less: Comprehensive income attributable to noncontrolling interests	6.5	5.0
Comprehensive income attributable to ATI	$64.3	$62.1

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Operating Activities:
Net income	$72.2	$35.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	35.1	35.5
Share-based compensation	7.1	5.9
Deferred taxes	0.9	(1.2)
Net gains from disposal of property, plant and equipment	(0.3)	(0.8)
Loss on sales of businesses	—	25.1
Changes in operating assets and liabilities:
Inventories	(98.1)	(181.3)
Accounts receivable	(146.4)	(108.2)
Accounts payable	(77.8)	35.6
Retirement benefits	(40.6)	(0.7)
Accrued liabilities and other	(37.3)	(62.3)
Cash used in operating activities	(285.2)	(217.2)
Investing Activities:
Purchases of property, plant and equipment	(60.4)	(26.0)
Proceeds from disposal of property, plant and equipment	0.9	0.8
Other	0.2	1.0
Cash used in investing activities	(59.3)	(24.2)
Financing Activities:
Payments on long-term debt and finance leases	(5.7)	(5.0)
Net payments under credit facilities	(16.8)	(14.6)
Purchase of treasury stock	(10.1)	(89.9)
Sale of noncontrolling interests	—	0.9
Dividends paid to noncontrolling interests	—	(16.0)
Shares repurchased for income tax withholding on share-based compensation and other	(10.7)	(5.0)
Cash used in financing activities	(43.3)	(129.6)
Decrease in cash and cash equivalents	(387.8)	(371.0)
Cash and cash equivalents at beginning of period	584.0	687.7
Cash and cash equivalents at end of period	$196.2	$316.7
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2021	$12.7	$1,596.7	$72.7	$(4.8)	$(991.7)	$147.1	$832.7
Net income	—	—	30.9	—	—	4.3	35.2
Other comprehensive income	—		—	—	31.2	0.7	31.9
Purchase of treasury stock	—	—	—	(89.9)	—	—	(89.9)
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	0.9	0.9
Employee stock plans	0.1	5.8	—	(5.0)	—	—	0.9
Balance, March 31, 2022	$12.8	$1,602.5	$103.6	$(99.7)	$(960.5)	$137.0	$795.7
Balance, December 31, 2022	$13.1	$1,668.1	$176.9	$(87.0)	$(725.2)	$111.3	$1,157.2
Net income	—	—	70.1	—	—	2.1	72.2
Other comprehensive income (loss)	—	—	—	—	(5.8)	4.4	(1.4)
Purchase of treasury stock	—	—	—	(10.1)	—	—	(10.1)
Employee stock plans	0.1	7.0	—	(10.7)	—	—	(3.6)
Balance, March 31, 2023	$13.2	$1,675.1	$247.0	$(107.8)	$(731.0)	$117.8	$1,214.3

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1. Accounting Policies
The interim consolidated financial statements include the accounts of ATI Inc. and its subsidiaries. Unless the context requires otherwise, “ATI” and “the Company” refer to ATI Inc. and its subsidiaries.
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2022 financial information has been derived from the Company’s audited consolidated financial statements.
New Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to disclosures about supplier finance programs. Supplier finance programs allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid. This new guidance requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude, using both qualitative and quantitative information about its supplier finance programs. This new guidance, with the exception of disclosures on rollforward information, is effective for the Company in fiscal year 2023. The Company adopted this new accounting guidance effective January 1, 2023. The rollforward information disclosures are effective for the Company in fiscal year 2024, with early adoption permitted. The Company did not early adopt this guidance. The adoption of these changes did not have an impact on the Company’s consolidated financial statements other than disclosure requirements which are included in Note 6.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues (in millions) by global and geographical markets for the first quarters ended March 31, 2023 and 2022 is included in the following tables.

(in millions)	First quarter ended
	March 31, 2023			March 31, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$282.5	$28.4	$310.9	$179.0	$17.6	$196.6
Airframes- Commercial	71.0	98.9	169.9	37.2	56.5	93.7
Defense	41.9	53.0	94.9	41.4	35.1	76.5
Total Aerospace & Defense	395.4	180.3	575.7	257.6	109.2	366.8
Energy:
Oil & Gas	2.4	125.1	127.5	17.1	86.0	103.1
Specialty Energy	24.9	57.8	82.7	30.1	26.5	56.6
Total Energy	27.3	182.9	210.2	47.2	112.5	159.7
Automotive	6.3	53.1	59.4	2.9	88.1	91.0
Construction/Mining	8.2	32.2	40.4	8.4	43.6	52.0
Medical	17.5	17.5	35.0	13.2	23.0	36.2
Electronics	0.5	33.9	34.4	0.5	51.1	51.6
Food Equipment & Appliances	—	21.5	21.5	—	34.0	34.0
Other	15.9	45.6	61.5	11.8	31.0	42.8
Total	$471.1	$567.0	$1,038.1	$341.6	$492.5	$834.1

(in millions)	First quarter ended
	March 31, 2023			March 31, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$196.5	$391.8	$588.3	$156.4	$321.3	$477.7
Europe	194.2	44.4	238.6	121.3	38.6	159.9
Asia	44.0	109.5	153.5	44.2	115.1	159.3
Canada	12.0	11.2	23.2	10.3	8.7	19.0
South America, Middle East and other	24.4	10.1	34.5	9.4	8.8	18.2
Total	$471.1	$567.0	$1,038.1	$341.6	$492.5	$834.1

Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	First quarter ended
	March 31, 2023			March 31, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	45%	60%	53%	48%	52%	50%
Precision forgings, castings and components	34%	—%	16%	36%	—%	15%
Precision rolled strip products	1%	19%	10%	—%	29%	17%
Titanium and titanium-based alloys	20%	8%	14%	16%	5%	10%
Zirconium and related alloys	—%	13%	7%	—%	14%	8%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $3.3 billion and $2.4 billion at March 31, 2023 and 2022, respectively. Due to the structure of the Company’s long-term agreements, approximately 80% of this backlog at March 31, 2023 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of March 31, 2023 and December 31, 2022, accounts receivable with customers were $733.0 million and $586.9 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the three months ended March 31, 2023 and 2022:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	March 31, 2023	March 31, 2022
Balance as of beginning of fiscal year	$7.7	$3.8
Expense to increase the reserve	—	0.3
Write-off of uncollectible accounts	(0.3)	(0.1)
Balance as of period end	$7.4	$4.0

(in millions)
Contract Assets
Short-term	March 31, 2023	March 31, 2022
Balance as of beginning of fiscal year	$64.1	$53.9
Recognized in current year	20.4	18.9
Reclassified to accounts receivable	(31.8)	(22.0)
Balance as of period end	$52.7	$50.8

(in millions)
Contract Liabilities
Short-term	March 31, 2023	March 31, 2022
Balance as of beginning of fiscal year	$149.1	$116.2
Recognized in current year	33.6	40.5
Amounts in beginning balance reclassified to revenue	(51.7)	(28.4)
Current year amounts reclassified to revenue	(0.4)	(5.5)
Other	—	1.3
Reclassification to/from long-term and contract asset	19.1	9.2
Balance as of period end	$149.7	$133.3

Long-term (a)	March 31, 2023	March 31, 2022
Balance as of beginning of fiscal year	$66.8	$84.4
Recognized in current year	1.0	5.5
Reclassification to/from short-term	(19.1)	(9.2)
Balance as of period end	$48.7	$80.7
(a) Long-term contract liabilities are included in Other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $7.6 million and $7.3 million as of March 31, 2023 and December 31, 2022, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively.
Note 3. Inventories
Inventories at March 31, 2023 and December 31, 2022 were as follows (in millions):

	March 31, 2023	December 31, 2022
Raw materials and supplies	$206.7	$213.6
Work-in-process	1,041.2	941.1
Finished goods	125.7	111.9
	1,373.6	1,266.6
Inventory valuation reserves	(79.8)	(70.9)
Total inventories, net	$1,293.8	$1,195.7
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at March 31, 2023 and December 31, 2022 was as follows (in millions):

	March 31, 2023	December 31, 2022
Land	$31.5	$31.5
Buildings and leasehold improvements	612.1	601.6
Equipment	2,913.3	2,895.5
	3,556.9	3,528.6
Accumulated depreciation and amortization	(2,005.1)	(1,979.5)
Total property, plant and equipment, net	$1,551.8	$1,549.1
The construction in progress portion of property, plant and equipment at March 31, 2023 was $270.9 million. Capital expenditures on the consolidated statement of cash flows for the three months ended March 31, 2023 exclude $11.6 million of incurred but unpaid capital expenditures that were included in property, plant and equipment and accrued at March 31, 2023.

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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of March 31, 2023 were $52.9 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners, and in the first quarter of 2022 the Company received $0.9 million from sales of noncontrolling interests to its joint venture partner, which is reported as a financing activity on the consolidated statements of cash flows. Cash and cash equivalents held by this joint venture as of March 31, 2023 were $1.1 million.

Equity Method Joint Ventures

A&T Stainless:
The Company has a 50% interest in A&T Stainless, a joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased its 50% joint venture interest in A&T Stainless in 2018 for $17.5 million, of which $12.0 million was received by ATI through December 31, 2021 and the remaining $5.5 million was received in the fourth quarter of 2022. The A&T Stainless operations included the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provided hot-rolling conversion services to A&T Stainless using the AA&S segment’s HRPF. ATI accounts for the A&T Stainless joint venture under the equity method of accounting.

In March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the United States Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the United States Department of Commerce in the second quarter of 2020, and the 25% tariff remains in place. Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in the third quarter of 2020. ATI’s share of A&T Stainless results was losses of $0.5 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, which is included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results.

As of March 31, 2023 and December 31, 2022, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $2.9 million and $3.2 million, respectively. For the March 31, 2023 balance of net receivables, $0.5 million was reported in prepaid expenses and other current assets and $2.4 million in other long-term assets on the consolidated balance sheet, while for December 31, 2022, $0.4 million was reported in prepaid expenses and other current assets and $2.8 million in other long-term assets.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.2 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.

On March 9, 2022, the Company announced the termination of Uniti, LLC. The joint venture is expected to be dissolved in the second quarter of 2023. No impairments were recorded as a result of the decision to terminate the Uniti joint venture.

Note 6. Supplemental Financial Statement Information
Other income (expense), net for the three months ended March 31, 2023 and 2022 was as follows:

(in millions)	Three months ended March 31,
	2023	2022
Rent and royalty income	$0.6	$0.7
Gains from disposal of property, plant and equipment, net	0.3	—
Net equity income (loss) on joint ventures (See Note 5)	(0.3)	0.4
Litigation reserve	—	(8.6)
Total other income (expense), net	$0.6	$(7.5)
Restructuring
Restructuring charges for the first quarter ended March 31, 2022 were a net credit of $1.1 million for a reduction in severance-related reserves related to approximately 20 employees based on changes in planned operating rates and revised workforce reduction estimates. This amount was presented as a restructuring credit in the consolidated statements of operations and is excluded from segment EBITDA.
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2022	$9.8
Payments	(0.2)
Balance at March 31, 2023	$9.6
The $9.6 million restructuring reserve balance at March 31, 2023 includes $5.2 million recorded in other current liabilities and $4.4 million recorded in other long-term liabilities on the consolidated balance sheet.
Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, the two financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a pre-determined discount rate commensurate with the creditworthiness of ATI. As of March 31, 2023 and December 31, 2022, the Company had $20.5 million and $23.7 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.

Note 7. Debt
Debt at March 31, 2023 and December 31, 2022 was as follows (in millions):

	March 31, 2023	December 31, 2022
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ATI Inc. 3.5% Convertible Senior Notes due 2025	291.4	291.4
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	2.9	19.4
Finance leases and other	74.0	79.4
Debt issuance costs	(16.3)	(17.2)
Debt	1,727.0	1,748.0
Short-term debt and current portion of long-term debt	24.9	41.7
Long-term debt	$1,702.1	$1,706.3

(a) The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.
Revolving Credit Facility

The Company has an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s operations. The ABL facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL facility, which matures in September 2027, includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (Term Loan), and a swing loan facility of up to $60 million. The Term Loan has an interest rate of 2.0% above adjusted Secured Overnight Financing Rate (SOFR) and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed interest rate. The swap matures in June 2024.

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of March 31, 2023. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of March 31, 2023, there were no outstanding borrowings under the revolving portion of the ABL facility, and $39.8 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL facility during the first three months of 2023 or 2022. The Company also has foreign credit facilities, primarily in China, that total $61 million based on March 31, 2023 foreign exchange rates, under which $2.9 million and $19.4 million was drawn as of March 31, 2023 and December 31, 2022, respectively.

2025 Convertible Notes

As of March 31, 2023, the Company had $291.4 million aggregate principal amount of 3.5% Convertible Notes due 2025 (2025 Convertible Notes) outstanding, which mature on June 15, 2025. As of March 31, 2023 and December 31, 2022, the fair value of the 2025 Convertible Notes was $753 million and $590 million, respectively, based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the first quarters ended March 31, 2023 and 2022. Remaining deferred issuance costs were $4.3 million and $4.8 million at March 31, 2023 and December 31, 2022, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Three months ended March 31,
(in millions)	2023	2022
Contractual coupon rate	$2.5	$2.5
Amortization of debt issuance costs	0.5	0.4
Total interest expense	$3.0	$2.9

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2023, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 3 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange

(LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At March 31, 2023, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At March 31, 2023, the Company hedged approximately 75% of its forecasted domestic requirements for natural gas for the remainder of 2023, approximately 50% for 2024 and approximately 10% for 2025.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2023, the Company had no significant outstanding foreign currency forward contracts.
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
There are no credit risk-related contingent features in the Company’s derivative contracts, and the contracts contain no provisions under which the Company has posted, or would be required to post, collateral. The counterparties to the Company’s derivative contracts are substantial and creditworthy commercial banks that are recognized market makers. The Company controls its credit exposure by diversifying across multiple counterparties and by monitoring credit ratings and credit default swap spreads of its counterparties. The Company also enters into master netting agreements with counterparties when possible.
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

(In millions) Asset derivatives	Balance sheet location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other current assets	$1.3	$1.4
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	—
Nickel and other raw material contracts	Prepaid expenses and other current assets	1.5	12.5
Natural gas contracts	Prepaid expenses and other current assets	0.2	2.4
Interest rate swap	Other assets	0.2	0.5
Nickel and other raw material contracts	Other assets	0.1	0.5
Natural gas contracts	Other assets	0.3	0.7
Total derivatives designated as hedging instruments		$3.7	$18.0
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Other current liabilities	5.0	2.0
Nickel and other raw material contracts	Other current liabilities	0.4	2.1
Natural gas contracts	Other long-term liabilities	1.1	0.5
Total derivatives designated as hedging instruments		$6.5	$4.6

For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of March 31, 2023. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 14 for further explanation).
Assuming market prices remain constant with those at March 31, 2023, a pre-tax loss of $2.3 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2023 and 2022 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended March 31,		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Nickel and other raw material contracts	$(5.3)	$8.0	$5.3	$2.4
Natural gas contracts	(6.1)	9.3	(1.4)	1.6
Foreign exchange contracts	0.1	0.1	0.1	—
Interest rate swap	(0.1)	1.3	0.2	(0.2)
Total	$(11.4)	$18.7	$4.2	$3.8
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
Note 9. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2023 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$196.2	$196.2	$196.2	$—
Derivative financial instruments:
Assets	3.7	3.7	—	3.7
Liabilities	6.5	6.5	—	6.5
Debt (a)	1,743.3	2,138.4	1,861.5	276.9

The estimated fair value of financial instruments at December 31, 2022 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$584.0	$584.0	$584.0	$—
Derivative financial instruments:
Assets	18.0	18.0	—	18.0
Liabilities	4.6	4.6	—	4.6
Debt (a)	1,765.2	1,964.5	1,665.7	298.8
(a)The total carrying amount for debt for both periods excludes debt issuance costs related to the recognized debt liability which is presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability.
In accordance with accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards established three levels of a fair value hierarchy that prioritize the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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

	Three months ended March 31,
	2023	2022
Total sales:
High Performance Materials & Components	$529.6	$380.8
Advanced Alloys & Solutions	625.8	535.6
	1,155.4	916.4
Intersegment sales:
High Performance Materials & Components	58.5	39.2
Advanced Alloys & Solutions	58.8	43.1
	117.3	82.3
Sales to external customers:
High Performance Materials & Components	471.1	341.6
Advanced Alloys & Solutions	567.0	492.5
	$1,038.1	$834.1

	Three months ended March 31,
	2023	2022
EBITDA:
High Performance Materials & Components	$80.1	$68.1
Advanced Alloys & Solutions	72.7	75.3
Total segment EBITDA	152.8	143.4
Corporate expenses	(17.3)	(17.0)
Closed operations and other expense	(2.8)	(1.4)
Depreciation & amortization (a)	(35.1)	(35.5)
Interest expense, net	(19.9)	(23.6)
Restructuring and other charges	(1.2)	(7.5)
Loss on asset sales and sales of businesses, net	—	(18.3)
Income before income taxes	$76.5	$40.1
a) The following is depreciation & amortization by each business segment:

	Three months ended March 31,
	2023	2022

High Performance Materials & Components	$17.4	$17.9
Advanced Alloys & Solutions	16.1	16.2
Other	1.6	1.4
	$35.1	$35.5
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic. First quarter 2022 results include $29 million related to this government sponsored COVID relief in segment EBITDA. HPMC segment results for the first quarter of 2022 include $22 million of benefits from the Aviation Manufacturing Jobs Protection Program and employee retention credits, and AA&S segment results for the first quarter of 2022 include $7 million in employee retention credits.

Restructuring and other charges of $1.2 million for the first quarter of 2023 related to costs to restart the Company’s titanium operations in Albany, OR, which are included within cost of sales on the consolidated statements of operations. Restructuring and other charges for the first quarter of 2022 relate to an $8.6 million charge for a litigation reserve, which is reported in other nonoperating income (expense) on the consolidated statement of operations, partially offset by a $1.1 million restructuring credit for a reduction in severance-related reserves.
Loss on asset sales and sales of businesses, net, for the first quarter of 2022 relate to a $25.1 million loss on the sale of the Company’s Sheffield, UK operations, partially offset by a $6.8 million gain from the sale of assets from the Pico Rivera, CA operations.
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
For the three month periods ended March 31, 2023 and 2022, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Service cost - benefits earned during the year	$1.6	$3.2	$0.2	$0.2
Interest cost on benefits earned in prior years	24.0	17.8	2.7	2.0
Expected return on plan assets	(25.7)	(33.1)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.2)	(0.3)
Amortization of net actuarial loss	14.4	16.0	1.5	3.3
Total retirement benefit expense	$14.4	$4.0	$4.2	$5.2
Note 12. Income Taxes

The provision for income taxes for the first quarters ended March 31, 2023 and 2022 was $4.3 million and $4.9 million, respectively. Tax expense in both periods is mainly attributable to the Company’s foreign operations and was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance, operations combined with the U.S. jurisdiction. The first quarter of 2022 calculation excluded the results related to the Company’s Sheffield, UK operations, which was sold in the second quarter of 2022.

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

Note 13. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

(In millions, except per share amounts)	Three months ended March 31,
	2023	2022
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$70.1	$30.9
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	1.1
3.5% Convertible Senior Notes due 2025	2.6	2.9
Numerator for diluted net income per common share –
Net income attributable to ATI after assumed conversions	$72.7	$34.9
Denominator:
Denominator for basic net income per common share – weighted average shares	128.5	126.4
Effect of dilutive securities:
Share-based compensation	2.8	1.8
4.75% Convertible Senior Notes due 2022	—	5.8
3.5% Convertible Senior Notes due 2025	18.8	18.8
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	150.1	152.8
Basic net income attributable to ATI per common share	$0.55	$0.24
Diluted net income attributable to ATI per common share	$0.48	$0.23
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes, the 2022 Convertible Notes prior to their maturity on June 30, 2022, and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three months ended March 31, 2023 or 2022.
On February 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $150 million of ATI stock. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and it may be modified, suspended, or terminated at any time by the Board of Directors without prior notice. In the three months ended March 31, 2023 and 2022, ATI used $10.1 million and $89.9 million, respectively, to repurchase 0.2 million and 3.5 million shares, respectively, of its common stock under this program.

Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three month period ended March 31, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2022		$(736.1)		$(70.1)		$13.5		$67.5	$(725.2)
OCI before reclassifications		—		(1.1)		(11.4)		—	(12.5)
Amounts reclassified from AOCI	(a)	12.1	(b)	—	(c)	(4.2)	(d)	(1.2)	6.7
Net current-period OCI		12.1		(1.1)		(15.6)		(1.2)	(5.8)
Balance, March 31, 2023		$(724.0)		$(71.2)		$(2.1)		$66.3	$(731.0)
Attributable to noncontrolling interests:
Balance, December 31, 2022		$—		$7.7		$—		$—	$7.7
OCI before reclassifications		—		4.4		—		—	4.4
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		4.4		—		—	4.4
Balance, March 31, 2023		$—		$12.1		$—		$—	$12.1

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 8).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.
The changes in AOCI by component, net of tax, for the three month period ended March 31, 2022 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2021		$(947.7)		$(64.9)		$5.1		$15.8	$(991.7)
OCI before reclassifications		—		(7.5)		18.7		—	11.2
Amounts reclassified from AOCI	(a)	14.5	(b)	—	(c)	(3.8)	(d)	9.3	20.0
Net current-period OCI		14.5		(7.5)		14.9		9.3	31.2
Balance, March 31, 2022		$(933.2)		$(72.4)		$20.0		$25.1	$(960.5)
Attributable to noncontrolling interests:
Balance, December 31, 2021		$—		$26.0		$—		$—	$26.0
OCI before reclassifications		—		0.7		—		—	0.7
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		0.7		—		—	$0.7
Balance, March 31, 2022		$—		$26.7		$—		$—	$26.7

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
Reclassifications out of AOCI for the three month periods ended March 31, 2023 and 2022 were as follows:

Details about AOCI Components (In millions)	Three months ended March 31, 2023	Three months ended March 31, 2022		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.1	$0.2	(a)
Actuarial losses	(15.9)	(19.3)	(a)
	(15.8)	(19.1)	(c)	Total before tax
	(3.7)	(4.6)		Tax benefit (d)
	$(12.1)	$(14.5)		Net of tax

Derivatives
Nickel and other raw material contracts	$6.9	$3.2	(b)
Natural gas contracts	(1.8)	2.1	(b)
Foreign exchange contracts	0.1	—	(b)
Interest rate swap	0.3	(0.3)	(b)
	5.5	5.0	(c)	Total before tax
	1.3	1.2		Tax expense (d)
	$4.2	$3.8		Net of tax

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
At March 31, 2023, the Company’s reserves for environmental remediation obligations totaled approximately $13 million, of which $5 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the

Company has remediation or indemnification obligations; and $2 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing 56% of sales for the three months ended March 31, 2023, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, downstream processing, and specialty energy, as well as the medical and electronics markets. In aggregate, these markets represent more than 80% of our 2023 revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in next-generation jet engines and 3D-printed aerospace products.
First quarter 2023 sales increased 25% to $1.04 billion, compared to sales of $834.1 million for the first quarter of 2022, primarily due to a significant recovery in demand for commercial aerospace products, which is our largest end market. Our gross profit for the first quarter of 2023 was $193.2 million, or 18.6% of sales, compared to $169.4 million, or 20.3% of sales, for the first quarter 2022. This $23.8 million increase in gross profit, reflects the benefits of our ongoing transformation focused on the key growth markets of aerospace and defense, and our streamlined value-add production capabilities. Results for the first quarter 2022 include $28.7 million of benefits related to U.S. government-sponsored COVID-19 relief, including the Aviation Manufacturing Jobs Protection (AMJP) Program and employee retention credits.

First quarter 2023 results include a $1.2 million charge for costs to restart our titanium operations in Albany, OR. First quarter 2022 results include an $18.3 million loss on asset sales and sale of businesses, net, representing a partial loss on the sale of the Sheffield, UK operations, which was finalized in the second quarter of 2022, partially offset by a gain from the sale of assets from our Pico Rivera, CA operations. Also, other nonoperating income (expense) for the first quarter of 2022 included an $8.6 million charge for a litigation reserve. All of these previously discussed items are excluded from segment EBITDA. In addition, nonoperating retirement benefit expense increased to $16.8 million in the first quarter of 2023 compared to $5.8 million in the first quarter of 2022.
Our pretax income was $76.5 million in the first quarter of 2023, compared to $40.1 million in the prior year period. Income tax expense for the first quarters of 2023 and 2022 was $4.3 million and $4.9 million, respectively, primarily related to our Asian precision rolled strip business. ATI continues to maintain a valuation allowance on its U.S. deferred tax assets. Net income attributable to ATI was $70.1 million, or $0.48 per share, in the first quarter of 2023, compared to $30.9 million, or $0.23 per share, for the first quarter of 2022.
Adjusted EBITDA was $132.7 million, or 12.8% of sales, for the first quarter 2023, and $125.0 million, or 15.0% of sales, for the prior year first quarter. EBITDA and Adjusted EBITDA are measures utilized by ATI that we believe are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We categorically define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We categorically define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring charges/credits, strike related costs, long-lived asset impairments and other postretirement/pension curtailment and settlement gains and losses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Liquidity and Financial Condition section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.
Compared to the first quarter 2022, sales increased 38% in the HPMC business segment and 15% in the AA&S business segment. In aggregate, ATI’s aerospace & defense markets sales increased 57% to $576 million in the first quarter 2023, compared to $367 million the first quarter 2022, reflecting increasing demand for commercial aerospace jet engine and airframe products. In the HPMC segment, first quarter 2023 sales of commercial aerospace products increased 64% compared to the prior year period. In the AA&S segment, first quarter 2023 sales of commercial aerospace products increased 72% compared to the prior year period.
Comparative information regarding our overall revenues (in millions) by end market and their respective percentages of total revenues for the three month periods ended March 31, 2023 and 2022 is shown below.

	Three months ended		Three months ended
Markets	March 31, 2023		March 31, 2022
Aerospace & Defense:
Jet Engines- Commercial	$310.9	30%	$196.6	24%
Airframes- Commercial	169.9	17%	93.7	11%
Defense	94.9	9%	76.5	9%
Total Aerospace & Defense	$575.7	56%	$366.8	44%
Energy:
Oil & Gas	127.5	12%	103.1	12%
Specialty Energy	82.7	8%	56.6	7%
Total Energy	210.2	20%	159.7	19%
Automotive	59.4	6%	91.0	11%
Construction/Mining	40.4	4%	52.0	6%
Medical	35.0	3%	36.2	5%
Electronics	34.4	3%	51.6	6%
Food Equipment & Appliances	21.5	2%	34.0	4%
Other	61.5	6%	42.8	5%
Total	$1,038.1	100%	$834.1	100%
For the first quarter 2023, international sales of $456 million, or 44% of total sales, increased from $356 million in the first quarter 2022. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.

Comparative information regarding our major products based on their percentages of revenues are shown below. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Three months ended March 31,
	2023	2022
Nickel-based alloys and specialty alloys	53%	50%
Precision forgings, castings and components	16%	15%
Titanium and titanium-based alloys	14%	10%
Precision rolled strip products	10%	17%
Zirconium and related alloys	7%	8%
Total	100%	100%

Segment EBITDA for the first quarter 2023 was $152.8 million, or 14.7% of sales, compared to segment EBITDA of $143.4 million, or 17.2% of sales, for the first quarter of 2022. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, categorically excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Results on our management basis of reporting were as follows (in millions):

	Three months ended March 31,
	2023	2022
Sales:
High Performance Materials & Components	$471.1	$341.6
Advanced Alloys & Solutions	567.0	492.5
Total external sales	$1,038.1	$834.1

EBITDA:
High Performance Materials & Components	$80.1	$68.1
% of Sales	17.0%	19.9%
Advanced Alloys & Solutions	72.7	75.3
% of Sales	12.8%	15.3%
Total segment EBITDA	$152.8	$143.4
% of Sales	14.7%	17.2%

Corporate expenses	(17.3)	(17.0)
Closed operations and other expense	(2.8)	(1.4)
ATI Adjusted EBITDA	132.7	125.0

Depreciation & amortization	(35.1)	(35.5)
Interest expense, net	(19.9)	(23.6)
Restructuring and other charges	(1.2)	(7.5)
Loss on asset sales and sales of businesses, net	—	(18.3)
Income before income taxes	76.5	40.1
Income tax provision	4.3	4.9
Net income	72.2	35.2
Less: Net income attributable to noncontrolling interests	2.1	4.3
Net income attributable to ATI	$70.1	$30.9
As part of managing the performance of our business, we focus on controlling Managed Working Capital, which we define as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. We exclude the effects of inventory valuation reserves and reserves for uncollectible accounts receivable when computing this non-GAAP performance measure, which is not intended to replace Working Capital or to be used as a measure of liquidity. We assess Managed Working Capital performance as a percentage of the prior three months annualized sales to evaluate the asset intensity of our business. At March 31, 2023, Managed Working Capital increased as a percentage of annualized total ATI sales to 37.6% compared to 30.1% at December 31, 2022. The timing of sales within the first quarter of 2023 and increasing operating levels contributed to the increase in Managed Working Capital as a percentage of sales. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 10% as of March 31, 2023 compared to year end 2022, primarily due to the timing of first quarter sales. Gross inventory turns decreased 8% as of March 31, 2023 compared to year end 2022.

The computations of Managed Working Capital at March 31, 2023 and December 31, 2022, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

	March 31,	December 31,
(In millions)	2023	2022
Accounts receivable	$725.6	$579.2
Short-term contract assets	52.7	64.1
Inventory	1,293.8	1,195.7
Accounts payable	(447.5)	(553.3)
Short-term contract liabilities	(149.7)	(149.1)
Subtotal	1,474.9	1,136.6
Allowance for doubtful accounts	7.4	7.7
Inventory valuation reserves	79.8	70.9
Managed working capital	$1,562.1	$1,215.2
Annualized prior 3 months sales	$4,152.6	$4,041.9
Managed working capital as a % of annualized sales	37.6%	30.1%
Business Segment Results
High Performance Materials & Components Segment
First quarter 2023 sales were $471.1 million, increasing 38% compared to the first quarter 2022, reflecting increasing commercial aerospace demand. Sales to the commercial aerospace market increased 64%, reflecting a 58% increase in commercial jet engines. Overall aerospace and defense market sales were 84% of total HPMC sales in the first quarter of 2023. Sales to the energy markets decreased 42%, mainly due to lower specialty energy sales to Asian markets.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2023 and 2022 is as follows:

	Three months ended		Three months ended
Markets	March 31, 2023		March 31, 2022
Aerospace & Defense:
Jet Engines- Commercial	$282.5	60%	$179.0	52%
Airframes- Commercial	71.0	15%	37.2	11%
Defense	41.9	9%	41.4	12%
Total Aerospace & Defense	395.4	84%	257.6	75%
Energy:
Oil & Gas	2.4	1%	17.1	5%
Specialty Energy	24.9	5%	30.1	9%
Total Energy	27.3	6%	47.2	14%
Medical	17.5	4%	13.2	4%
Construction/Mining	8.2	2%	8.4	3%
Other	22.7	4%	15.2	4%
Total	$471.1	100%	$341.6	100%

International sales represented 59% of total segment sales for the first quarter 2023, compared to 54% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended March 31, 2023 and 2022, is as follows:

	Three months ended March 31,
	2023	2022
Nickel-based alloys and specialty alloys	45%	48%
Precision forgings, castings and components	34%	36%
Titanium and titanium-based alloys	20%	16%
Precision rolled strip products	1%	—%
Total	100%	100%

Segment EBITDA in the first quarter 2023 increased to $80.1 million, or 17.0% of total sales, compared to $68.1 million, or 19.9% of total sales, for the first quarter 2022. Strength in the HPMC segment continues to be driven by content on next-generation commercial aerospace platforms. Results in the first quarter 2022 include $21.9 million of benefits from the Aviation Manufacturing Jobs Protection program and employee retention credits, partially offset by labor and other costs related to ramp readiness.
HPMC first quarter 2023 results reflect continued momentum in our business and the ongoing commercial aerospace recovery. The aerospace market continues to recover, and we are seeing an ongoing improvement in demand in many of our key end markets, most notably jet engine materials and components. Increasing demand for travel and efficient energy benefits ATI, and we believe we are well positioned to capture this growth in the future. Jet engine forgings and specialty materials demand remains strong, bolstered by share gains.
Advanced Alloys & Solutions Segment
First quarter 2023 sales were $567.0 million, increasing 15% compared to the first quarter of 2022. Sales to the aerospace & defense markets increased 65%, with a 72% increase in sales of commercial aerospace products, due in part to a significant increase in commercial airframe demand for various flat-rolled product forms. Sales to the energy markets were 62% higher than the prior year quarter, with both oil & gas and specialty energy markets seeing stronger demand. These favorable trends were partially offset by recessionary softness in general industrial end markets and lingering COVID impacts associated with our Asian precision rolled strip business.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2023 and 2022 is shown below.

	Three months ended		Three months ended
Markets	March 31, 2023		March 31, 2022
Energy:
Oil & Gas	$125.1	22%	$86.0	18%
Specialty Energy	57.8	10%	26.5	5%
Total Energy	182.9	32%	112.5	23%
Aerospace & Defense:
Jet Engines- Commercial	28.4	5%	17.6	4%
Airframes- Commercial	98.9	17%	56.5	11%
Defense	53.0	10%	35.1	7%
Total Aerospace & Defense	180.3	32%	109.2	22%
Automotive	53.1	9%	88.1	18%
Electronics	33.9	6%	51.1	10%
Construction/Mining	32.2	6%	43.6	9%
Food Equipment & Appliances	21.5	4%	34.0	7%
Other	63.1	11%	54.0	11%
Total	$567.0	100%	$492.5	100%

International sales represented 32% of total segment sales for the first quarter 2023, compared to 35% in the prior year’s first quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended March 31, 2023 and 2022, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Three months ended March 31,
	2023	2022
Nickel-based alloys and specialty alloys	60%	52%
Precision rolled strip products	19%	29%
Zirconium and related alloys	13%	14%
Titanium and titanium-based alloys	8%	5%
Total	100%	100%

Segment EBITDA was $72.7 million, or 12.8% of sales, for the first quarter 2023, compared to segment EBITDA of $75.3 million, or 15.3% of sales, for the first quarter 2022. A stronger mix of nickel and titanium mill products was offset by weaker demand for precision rolled strip products and higher retirement benefit expense, which contributed to the margin decline year over year. First quarter 2022 segment EBITDA includes $6.8 million of employee retention credits, partially offset by labor and other costs related to ramp readiness.
With the AA&S business transformation and footprint consolidation nearly complete, we believe we are well positioned for continued future growth. Sales of commercial airframe flat-form products in the AA&S segment are projected to increase over the longer term due in part to the repositioning of the commercial aerospace supply chain in response to the Russia/Ukraine conflict. While availability of raw materials for our melting processes remains adequate during the ongoing Russia/Ukraine conflict, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.
Corporate Items
Corporate expenses for the first quarter of 2023 were $17.3 million, compared to $17.0 million for the first quarter 2022. Closed operations and other expense for the first quarter 2023 was $2.8 million, compared to $1.4 million for the first quarter 2022 reflecting higher costs in the first quarter 2023 associated with environmental remediation project costs at closed operations and retirement benefit expense.
The following table shows depreciation & amortization for the relevant periods by each business segment:

	Three months ended March 31,
	2023	2022

High Performance Materials & Components	$17.4	$17.9
Advanced Alloys & Solutions	16.1	16.2
Other	1.6	1.4
	$35.1	$35.5
Interest expense, net of interest income, in the first quarter 2023 was $19.9 million, compared to $23.6 million for the first quarter 2022. Capitalized interest reduced interest expense by $3.4 million in the first quarter 2023 and $0.2 million in the first quarter 2022.
Restructuring and other charges were $1.2 million for the first quarter of 2023 and related to costs to restart the Company’s titanium operations in Albany, OR. These costs were included within cost of sales in the consolidated statements of operations. Restructuring and other charges for the first quarter of 2022 were $7.5 million, as an $8.6 million charge for a litigation reserve relating to our indefinitely idled Rowley, UT titanium sponge production facility was partially offset by a $1.1 million restructuring credit for a reduction in severance-related reserves related to approximately 20 employees based on changes in planned operating rates and revised workforce reduction estimates. These items were excluded from segment EBITDA. Cash payments associated with prior restructuring programs were $0.2 million in the first quarter of 2023. Of the $9.6 million of remaining reserves associated with these restructuring actions as of March 31, 2023, $5.2 million are expected to be paid within the next year.
Loss on asset sales and sales of businesses, net, for the first quarter of 2022 were $18.3 million, including a $25.1 million partial loss on the sale of the Company’s Sheffield, UK operations, which was completed in the second quarter of 2022, and a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations. These items are excluded from segment EBITDA.
Income Taxes
The provision for income taxes for the quarters ended March 31, 2023 and 2022 was $4.3 million and $4.9 million, respectively. Tax expense in both periods is mainly attributable to our foreign operations and was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance, operations combined with the U.S. jurisdiction. The first quarter of 2022 calculation excluded the results related to our Sheffield, UK operations.

In the second quarter 2020, we entered into a three-year cumulative loss within the United States, limiting our ability to utilize future projections when analyzing the need for a deferred tax asset valuation allowance, therefore limiting sources of income as part of the analysis. We continue to maintain valuation allowances on our U.S. federal and state deferred tax assets, as well as for certain foreign jurisdictions.
Liquidity and Financial Condition
We have an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our operations. The ABL facility also provides us with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL facility, which matures in September 2027, includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (Term Loan), and a swing loan facility of up to $60 million. The Term Loan has an interest rate of 2.0% above adjusted Secured Overnight Financing Rate (SOFR) and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, we have the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL.

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. We were in compliance with the fixed charge coverage ratio as of March 31, 2023. Additionally, we must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of our 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by our wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and our undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of March 31, 2023, there were no outstanding borrowings under the revolving portion of the ABL facility, and $39.8 million was utilized to support the issuance of letters of credit. At March 31, 2023, we had $196 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $550 million.
In the first quarter 2023, the Company made $50 million in voluntary cash contributions to its U.S. qualified defined benefit pension plans to improve the plans’ funded position. Based on current actuarial assumptions, we are not required to make any further contributions to these pension plans during fiscal year 2023, and our prior contributions have generated a credit balance that may be utilized to offset future minimum required contributions. We may elect to contribute additional amounts to these pension plans to improve their funded position, or we may elect to use a portion of our credit balance in lieu of cash contributions based on other capital allocation priorities.

On February 2, 2022, we announced that our Board of Directors authorized the repurchase of up to $150 million of ATI stock. In the three months ended March 31, 2023, we used $10.1 million remaining under this authorization to repurchase 0.2 million shares of our common stock under the $150 million program. In addition, on April 28, 2023, our Board of Directors authorized the repurchase of an additional $75 million of ATI stock. Repurchases under these programs were or may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. Our ongoing stock repurchase programs do not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.
We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs, including currently projected required contributions to our pension plans. We do not expect to pay any significant U.S. federal or state income taxes in 2023. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. In addition, we regularly review our capital structure, various financing alternatives and conditions in the debt and equity markets in order to opportunistically enhance our capital structure. In connection therewith, we may seek to refinance or retire existing indebtedness, incur new or additional indebtedness or issue equity or equity-linked securities, in each case, depending on market and other conditions. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
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
Our Debt to Adjusted EBITDA Leverage Ratio in the first quarter of 2023 remained fairly comparable to year end 2022. Our Net Debt to Adjusted EBITDA Leverage ratio worsened in the first quarter of 2023 compared to year end 2022, largely due to a decreased cash balance. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Three months ended		Latest 12 months ended	Fiscal year ended
	March 31, 2023	March 31, 2022	March 31, 2023	December 31, 2022
Net income attributable to ATI	$70.1	$30.9	$170.1	$130.9
Net income attributable to noncontrolling interests	2.1	4.3	13.4	15.6
Net income	72.2	35.2	183.5	146.5
Interest expense	19.9	23.6	83.7	87.4
Depreciation and amortization	35.1	35.5	142.5	142.9
Income tax provision	4.3	4.9	14.9	15.5
Restructuring and other charges	1.2	7.5	17.4	23.7
Joint venture restructuring credit	—	—	(0.9)	(0.9)
Loss on asset sales and sale of businesses, net	—	18.3	115.9	134.2
Adjusted EBITDA	$132.7	$125.0	$557.0	$549.3

Debt			$1,727.0	$1,748.0
Add: Debt issuance costs			16.3	17.2
Total debt			1,743.3	1,765.2
Less: Cash			(196.2)	(584.0)
Net debt			$1,547.1	$1,181.2

Total Debt to Adjusted EBITDA			3.13	3.21
Net Debt to Adjusted EBITDA			2.78	2.15
Cash Flow
For the three months ended March 31, 2023, cash used in operations was $285.2 million, primarily related to higher accounts receivable and inventory balances due to increased operating levels and input costs. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. However, we actively manage our working capital to ensure the required flexibility to meet our strategic objectives. Other significant 2023 operating cash flow items included $50 million in contributions to the U.S. defined benefit pension plans and the payment of 2022 annual incentive compensation. For the three months ended March

31, 2022, cash used in operations was $217.2 million, primarily related to higher accounts receivable and inventory balances related to increased operating levels, higher sales including longer collection cycles, increased raw material values and strategic inventory purchase actions to ensure adequate raw material availability. Other significant 2022 operating cash flow items included the payment of 2021 annual incentive compensation.
Cash used in investing activities was $59.3 million in the first quarter of 2023, reflecting $60.4 million in capital expenditures primarily related to AA&S transformation projects and various HPMC growth projects. For the three months ended March 31, 2022, cash used in investing activities was $24.2 million, reflecting $26.0 million in capital expenditures. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash used in financing activities was $43.3 million in the first quarter of 2023 and included $10.1 million for the repurchase of 0.2 million shares of ATI stock under the $150 million repurchase program authorized by our Board of Directors on February 2, 2022. For the three months ended March 31, 2022, cash used in financing activities was $129.6 million and included $89.9 million for repurchase of 3.5 million shares of ATI stock and a $16 million dividend payment to the 40% noncontrolling interest in our PRS joint venture in China.
At March 31, 2023, cash and cash equivalents on hand totaled $196.2 million, a decrease of $387.8 million from year end 2022. Cash and cash equivalents held by our foreign subsidiaries was $83.5 million at March 31, 2023, of which $52.9 million was held by the STAL joint venture.
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
As of March 31, 2022, our Sheffield, UK operations were classified as held for sale, and the terms of sale resulted in indicators of impairment in the long-lived assets of this disposal group. A $22.3 million long-lived asset impairment charge was recorded in the first quarter 2022, reported as part of the $25.1 million loss on sale of this business for the three months ended March 31, 2022. This long-lived asset impairment charge was determined using the held for sale framework and represents Level 1 information in the fair value hierarchy.
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At March 31, 2023, we had $227.2 million of goodwill on our consolidated balance sheet. All goodwill relates to reporting units in the HPMC segment.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at March 31, 2023.
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
Since the second quarter of 2020, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in the second quarter of 2020 on our U.S. Federal and state deferred tax assets. In 2023 and 2022, ATI continues to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $66.3 million of valuation allowances on amounts recorded in other comprehensive loss as of March 31, 2023.
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
Retirement Benefits
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. The estimated effect at the year end 2022 valuation date of an increase in the discount rate by 0.50% would decrease pension liabilities by approximately $90 million. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are deferred and amortized over future periods in accordance with accounting standards.
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
We have certain collective bargaining agreements that include participation in a multiemployer pension plan. Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. A subsidiary of the Company participates in the Steelworkers Western Independent Shops Pension Plan (WISPP) for union-represented employees of our primary titanium operations in Albany, OR, which is funded on an hours-worked basis. Manufacturing operations at this facility were idled throughout 2021 and most of 2022, with a limited number of employees that participate in the WISPP remaining active in maintenance and other functions. It is reasonably possible that a significant reduction or the elimination of hours-worked contributions due to changes in operating rates at this facility could result in a withdrawal liability assessment in a future period. A complete withdrawal liability is estimated to be approximately $27 million on an undiscounted basis, based on information for the plan year ended September 30, 2021, which is the most recent information available from the Plan Administrator. If this complete withdrawal liability was incurred, ATI estimates that payments of the obligation would be required on a straight-line basis over a 15-year period.
Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals and changes in international trade duties and other aspects of international trade policy; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages; (h) the risks of business and economic disruption related to the currently ongoing COVID-19 pandemic and other health epidemics or outbreaks that may arise; and (i) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2022, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, was amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At March 31, 2023, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax gain of $1.5 million, comprised of $1.3 million in prepaid expenses and other current assets and $0.2 million in other long-term assets on the balance sheet.
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

At March 31, 2023, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 75% of our forecasted domestic requirements for natural gas for the remainder of 2023, approximately 50% for 2024 and 10% for 2025 are hedged. At March 31, 2023, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $5.6 million, comprised of $0.2 million in prepaid expenses and other current assets, $0.3 million in other long-term assets, $5.0 million in other current liabilities and $1.1 million in other long-term liabilities on the balance sheet. For the three months ended March 31, 2023, natural gas hedging activity increased cost of sales by $1.8 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2022, we used approximately 70 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2023, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 3 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At March 31, 2023, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $1.2 million, comprised of $1.5 million in prepaid expense and other current assets, $0.1 million in other long-term assets and $0.4 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2023, we had no significant outstanding foreign currency forward contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2022, and addressed in Note 15 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	204,352	$30.53	—	$10,129,450
February 1-28, 2023	246,900	$41.04	246,900	$—
March 1-31, 2023	111,426	$40.04	—	$—
Total	562,678	$37.03	246,900	$—
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.

Item 6.	Exhibits
(a) Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATI INC.
(Registrant)

Date:	May 4, 2023	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)