Form 10-Q
period 2023-06-30
ATI INC
filed 2023-08-02
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 14, 2023, the registrant had outstanding 128,584,727 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$267.1	$584.0
Accounts receivable, net	710.1	579.2
Short-term contract assets	51.8	64.1
Inventories, net	1,380.4	1,195.7
Prepaid expenses and other current assets	49.2	53.4
Total Current Assets	2,458.6	2,476.4
Property, plant and equipment, net	1,568.1	1,549.1
Goodwill	227.2	227.2
Other assets	180.8	192.9
Total Assets	$4,434.7	$4,445.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$467.7	$553.3
Short-term contract liabilities	137.8	149.1
Short-term debt and current portion of long-term debt	73.9	41.7
Other current liabilities	218.1	219.8
Total Current Liabilities	897.5	963.9
Long-term debt	1,699.9	1,706.3
Accrued postretirement benefits	176.7	184.9
Pension liabilities	172.0	225.6
Other long-term liabilities	179.4	207.7
Total Liabilities	3,125.5	3,288.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-132,268,866 shares at June 30, 2023 and 131,392,262 shares at December 31, 2022; outstanding-128,584,727 shares at June 30, 2023 and 128,273,042 shares at December 31, 2022	13.2	13.1
Additional paid-in capital	1,682.0	1,668.1
Retained earnings	323.0	176.9
Treasury stock: 3,684,139 shares at June 30, 2023 and 3,119,220 shares at December 31, 2022	(107.9)	(87.0)
Accumulated other comprehensive loss, net of tax	(716.3)	(725.2)
Total ATI stockholders’ equity	1,194.0	1,045.9
Noncontrolling interests	115.2	111.3
Total Equity	1,309.2	1,157.2
Total Liabilities and Equity	$4,434.7	$4,445.6

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales	$1,046.0	$959.5	$2,084.1	$1,793.6

Cost of sales	836.9	784.2	1,681.8	1,448.9
Gross profit	209.1	175.3	402.3	344.7
Selling and administrative expenses	85.4	72.3	166.0	147.5
Restructuring charges (credits)	2.7	(1.3)	2.7	(2.4)
Loss on asset sales and sales of businesses, net	0.7	115.9	0.7	134.2
Operating income (loss)	120.3	(11.6)	232.9	65.4
Nonoperating retirement benefit expense	(16.9)	(6.6)	(33.7)	(12.4)
Interest expense, net	(21.3)	(23.4)	(41.2)	(47.0)
Other income, net	0.7	10.7	1.3	3.2
Income (loss) before income taxes	82.8	(30.9)	159.3	9.2
Income tax provision	3.7	3.4	8.0	8.3
Net income (loss)	79.1	(34.3)	151.3	0.9
Less: Net income attributable to noncontrolling interests	3.1	3.7	5.2	8.0
Net income (loss) attributable to ATI	$76.0	$(38.0)	$146.1	$(7.1)

Basic net income (loss) attributable to ATI per common share	$0.59	$(0.31)	$1.14	$(0.06)

Diluted net income (loss) attributable to ATI per common share	$0.52	$(0.31)	$1.01	$(0.06)
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$79.1	$(34.3)	$151.3	$0.9
Currency translation adjustment
Unrealized net change arising during the period	(8.1)	(22.4)	(4.8)	(29.2)
Reclassification adjustment included in net income (loss)	—	20.0	—	20.0
Total	(8.1)	(2.4)	(4.8)	(9.2)
Derivatives
Net derivatives gain (loss) on hedge transactions	(2.4)	16.1	(17.4)	40.7
Reclassification to net income (loss) of net realized loss (gain)	3.8	(20.4)	(1.7)	(25.4)
Income taxes on derivative transactions	—	—	—	—
Total	1.4	(4.3)	(19.1)	15.3
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	15.9	19.2	31.8	38.5
Prior service cost
Amortization to net income (loss) of net prior service credits	(0.2)	(0.1)	(0.3)	(0.3)
Settlement loss included in net income (loss)	—	29.5	—	29.5
Income taxes on postretirement benefit plans	—	—	—	—
Total	15.7	48.6	31.5	67.7
Other comprehensive income, net of tax	9.0	41.9	7.6	73.8
Comprehensive income	88.1	7.6	158.9	74.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2.6)	(6.0)	3.9	(1.0)
Comprehensive income attributable to ATI	$90.7	$13.6	$155.0	$75.7

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2023	2022
Operating Activities:
Net income	$151.3	$0.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	71.0	71.5
Share-based compensation	14.1	14.5
Deferred taxes	0.6	(0.2)
Net gains from disposal of property, plant and equipment	(0.3)	(1.0)
Loss on sales of businesses	0.6	141.0
Changes in operating assets and liabilities:
Inventories	(184.7)	(265.9)
Accounts receivable	(131.2)	(173.3)
Accounts payable	(66.3)	62.6
Retirement benefits	(29.7)	1.0
Accrued liabilities and other	(42.5)	(73.5)
Cash used in operating activities	(217.1)	(222.4)
Investing Activities:
Purchases of property, plant and equipment	(103.3)	(54.8)
Proceeds from disposal of property, plant and equipment	1.6	1.0
Transaction costs from sales of businesses, net of proceeds	(0.3)	(2.8)
Other	1.2	0.9
Cash used in investing activities	(100.8)	(55.7)
Financing Activities:
Payments on long-term debt and finance leases	(11.3)	(11.6)
Net borrowings (payments) under credit facilities	33.2	(13.4)
Purchase of treasury stock	(10.1)	(89.9)
Sale of noncontrolling interests	—	0.9
Dividends paid to noncontrolling interests	—	(16.0)
Shares repurchased for income tax withholding on share-based compensation and other	(10.8)	(5.6)
Cash provided by (used in) financing activities	1.0	(135.6)
Decrease in cash and cash equivalents	(316.9)	(413.7)
Cash and cash equivalents at beginning of period	584.0	687.7
Cash and cash equivalents at end of period	$267.1	$274.0
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, March 31, 2022	$12.8	$1,602.5	$103.6	$(99.7)	$(960.5)	$137.0	$795.7
Net income (loss)	—	—	(38.0)	—	—	3.7	(34.3)
Other comprehensive income (loss)	—	—	—	—	51.6	(9.7)	41.9
Conversion of convertible notes	0.3	45.4	(26.7)	63.5	—	—	82.5
Employee stock plans	—	8.7	—	(0.6)	—	—	8.1
Balance, June 30, 2022	$13.1	$1,656.6	$38.9	$(36.8)	$(908.9)	$131.0	$893.9
Balance, March 31, 2023	$13.2	$1,675.1	$247.0	$(107.8)	$(731.0)	$117.8	$1,214.3
Net income	—	—	76.0	—	—	3.1	79.1
Other comprehensive income (loss)	—	—	—	—	14.7	(5.7)	9.0
Employee stock plans	—	6.9	—	(0.1)	—	—	6.8
Balance, June 30, 2023	$13.2	$1,682.0	$323.0	$(107.9)	$(716.3)	$115.2	$1,309.2

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2021	$12.7	$1,596.7	$72.7	$(4.8)	$(991.7)	$147.1	$832.7
Net income (loss)	—	—	(7.1)	—	—	8.0	0.9
Other comprehensive income (loss)	—		—	—	82.8	(9.0)	73.8
Purchase of treasury stock	—	—	—	(89.9)	—	—	(89.9)
Conversion of convertible notes	0.3	45.4	(26.7)	63.5	—	—	82.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	0.9	0.9
Employee stock plans	0.1	14.5	—	(5.6)	—	—	9.0
Balance, June 30, 2022	$13.1	$1,656.6	$38.9	$(36.8)	$(908.9)	$131.0	$893.9
Balance, December 31, 2022	$13.1	$1,668.1	$176.9	$(87.0)	$(725.2)	$111.3	$1,157.2
Net income	—	—	146.1	—	—	5.2	151.3
Other comprehensive income (loss)	—	—	—	—	8.9	(1.3)	7.6
Purchase of treasury stock	—	—	—	(10.1)	—	—	(10.1)
Employee stock plans	0.1	13.9	—	(10.8)	—	—	3.2
Balance, June 30, 2023	$13.2	$1,682.0	$323.0	$(107.9)	$(716.3)	$115.2	$1,309.2

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

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues (in millions) by global and geographical markets for the second quarters and six months ended June 30, 2023 and 2022 is included in the following tables.

(in millions)	Second quarter ended
	June 30, 2023			June 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$319.2	$21.7	$340.9	$231.4	$17.3	$248.7
Airframes- Commercial	67.0	97.2	164.2	43.9	62.2	106.1
Defense	50.0	51.7	101.7	40.7	40.9	81.6
Total Aerospace & Defense	436.2	170.6	606.8	316.0	120.4	436.4
Energy:
Oil & Gas	3.7	107.6	111.3	8.1	117.1	125.2
Specialty Energy	29.9	38.3	68.2	31.5	43.6	75.1
Total Energy	33.6	145.9	179.5	39.6	160.7	200.3
Automotive	6.0	46.8	52.8	2.3	73.2	75.5
Construction/Mining	11.0	37.4	48.4	7.9	32.0	39.9
Medical	24.3	17.6	41.9	16.8	22.7	39.5
Electronics	0.7	35.3	36.0	0.7	48.7	49.4
Food Equipment & Appliances	—	20.9	20.9	—	62.7	62.7
Other	15.3	44.4	59.7	12.8	43.0	55.8
Total	$527.1	$518.9	$1,046.0	$396.1	$563.4	$959.5

(in millions)	Six months ended
	June 30, 2023			June 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$601.7	$50.1	$651.8	$410.4	$34.9	$445.3
Airframes- Commercial	138.0	196.1	334.1	81.1	118.7	199.8
Defense	91.9	104.7	196.6	82.1	76.0	158.1
Total Aerospace & Defense	831.6	350.9	1,182.5	573.6	229.6	803.2
Energy:
Oil & Gas	6.1	232.7	238.8	25.2	203.1	228.3
Specialty Energy	54.8	96.1	150.9	61.6	70.1	131.7
Total Energy	60.9	328.8	389.7	86.8	273.2	360.0
Automotive	12.3	99.9	112.2	5.2	161.3	166.5
Construction/Mining	19.2	69.6	88.8	16.3	75.6	91.9
Medical	41.8	35.1	76.9	30.0	45.7	75.7
Electronics	1.2	69.2	70.4	1.2	99.8	101.0
Food Equipment & Appliances	—	42.4	42.4	—	96.7	96.7
Other	31.2	90.0	121.2	24.6	74.0	98.6
Total	$998.2	$1,085.9	$2,084.1	$737.7	$1,055.9	$1,793.6

(in millions)	Second quarter ended
	June 30, 2023			June 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$222.0	$346.3	$568.3	$179.8	$388.8	$568.6
Europe	207.8	43.6	251.4	135.0	48.8	183.8
Asia	51.0	103.5	154.5	50.5	104.4	154.9
Canada	16.6	13.3	29.9	12.7	11.7	24.4
South America, Middle East and other	29.7	12.2	41.9	18.1	9.7	27.8
Total	$527.1	$518.9	$1,046.0	$396.1	$563.4	$959.5

(in millions)	Six months ended
	June 30, 2023			June 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$418.5	$738.1	$1,156.6	$336.2	$710.1	$1,046.3
Europe	402.0	88.0	490.0	256.3	87.4	343.7
Asia	95.0	213.0	308.0	94.7	219.5	314.2
Canada	28.6	24.5	53.1	23.0	20.4	43.4
South America, Middle East and other	54.1	22.3	76.4	27.5	18.5	46.0
Total	$998.2	$1,085.9	$2,084.1	$737.7	$1,055.9	$1,793.6
Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Second quarter ended
	June 30, 2023			June 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	49%	55%	52%	48%	55%	52%
Precision forgings, castings and components	33%	—%	17%	35%	—%	15%
Titanium and titanium-based alloys	17%	11%	14%	17%	6%	11%
Precision rolled strip products	1%	18%	9%	—%	24%	14%
Zirconium and related alloys	—%	16%	8%	—%	15%	8%
Total	100%	100%	100%	100%	100%	100%

	Six months ended
	June 30, 2023			June 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	47%	57%	52%	48%	54%	51%
Precision forgings, castings and components	33%	—%	16%	35%	—%	15%
Titanium and titanium-based alloys	19%	10%	14%	17%	6%	10%
Precision rolled strip products	1%	18%	10%	—%	26%	15%
Zirconium and related alloys	—%	15%	8%	—%	14%	9%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $3.5 billion and $2.6 billion at June 30, 2023 and 2022, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at June 30, 2023 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.

Contract balances
As of June 30, 2023 and December 31, 2022, accounts receivable with customers were $717.2 million and $586.9 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the six months ended June 30, 2023 and 2022:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	June 30, 2023	June 30, 2022
Balance as of beginning of fiscal year	$7.7	$3.8
Expense to increase the reserve	0.2	0.4
Write-off of uncollectible accounts	(0.8)	(0.3)
Balance as of period end	$7.1	$3.9

(in millions)
Contract Assets
Short-term	June 30, 2023	June 30, 2022
Balance as of beginning of fiscal year	$64.1	$53.9
Recognized in current year	41.1	35.3
Reclassified to accounts receivable	(53.4)	(34.9)
Balance as of period end	$51.8	$54.3

(in millions)
Contract Liabilities
Short-term	June 30, 2023	June 30, 2022
Balance as of beginning of fiscal year	$149.1	$116.2
Recognized in current year	58.8	59.6
Amounts in beginning balance reclassified to revenue	(69.4)	(54.9)
Current year amounts reclassified to revenue	(22.9)	(13.4)
Other	(0.1)	1.5
Reclassification to/from long-term and contract asset	22.3	16.7
Balance as of period end	$137.8	$125.7

Long-term (a)	June 30, 2023	June 30, 2022
Balance as of beginning of fiscal year	$66.8	$84.4
Recognized in current year	0.9	7.5
Reclassification to/from short-term	(22.3)	(16.7)
Balance as of period end	$45.4	$75.2
(a) Long-term contract liabilities are included in Other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $7.4 million and $7.3 million as of June 30, 2023 and December 31, 2022, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three and six months ended June 30, 2023 was $0.4 million and $0.7 million, respectively. Contract cost amortization expense for the three and six months ended June 30, 2022 was $0.3 million and $0.5 million, respectively.

Note 3. Inventories
Inventories at June 30, 2023 and December 31, 2022 were as follows (in millions):

	June 30, 2023	December 31, 2022
Raw materials and supplies	$259.2	$213.6
Work-in-process	1,070.0	941.1
Finished goods	139.8	111.9
	1,469.0	1,266.6
Inventory valuation reserves	(88.6)	(70.9)
Total inventories, net	$1,380.4	$1,195.7
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at June 30, 2023 and December 31, 2022 was as follows (in millions):

	June 30, 2023	December 31, 2022
Land	$32.3	$31.5
Buildings and leasehold improvements	651.3	601.6
Equipment	2,905.8	2,895.5
	3,589.4	3,528.6
Accumulated depreciation and amortization	(2,021.3)	(1,979.5)
Total property, plant and equipment, net	$1,568.1	$1,549.1
The construction in progress portion of property, plant and equipment at June 30, 2023 was $298.8 million. Capital expenditures on the consolidated statement of cash flows for the six months ended June 30, 2023 exclude $19.3 million of incurred but unpaid capital expenditures that were included in property, plant and equipment and accrued at June 30, 2023.
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of June 30, 2023 were $70.5 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners, and in the first quarter of 2022 the Company received $0.9 million from sales of noncontrolling interests to its joint venture partner, which is reported as a financing activity on the consolidated statements of cash flows. Cash and cash equivalents held by this joint venture as of June 30, 2023 were $1.1 million.

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

In March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the United States Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the United States Department of Commerce in the second quarter of 2020, and the 25% tariff remained in place. Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in the third quarter of 2020. ATI’s share of A&T Stainless results were losses of $0.3 million and $0.8 million for the three and six months ended June 30, 2023, respectively and income of $9.5 million and $9.2 million for the three and six months ended June 30, 2022, respectively, which is included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results. ATI’s share of A&T Stainless results for the both the three and six months ended June 30, 2022 include $9.9 million for ATI’s share of the $19.7 million tariff refund and accrued interest recognized as income by the joint venture in the second quarter of 2022 resulting from a settlement agreement with the U.S. pursuant to which the U.S., without admitting liability, agreed to refund a substantial portion of the Section 232 tariffs previously paid by A&T Stainless.

As of June 30, 2023 and December 31, 2022, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $2.4 million and $3.2 million, respectively. For the June 30, 2023 balance of net receivables, $0.5 million was reported in prepaid expenses and other current assets and $1.9 million in other long-term assets on the consolidated balance sheet, while for December 31, 2022, $0.4 million was reported in prepaid expenses and other current assets and $2.8 million in other long-term assets.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2022, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.

On March 9, 2022, the Company announced the termination of Uniti, LLC. The joint venture is expected to be dissolved in the third quarter of 2023. No impairments were recorded as a result of the decision to terminate the Uniti joint venture.
Note 6. Supplemental Financial Statement Information
Other income, net for the three and six months ended June 30, 2023 and 2022 was as follows:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Rent and royalty income	$0.7	$0.5	$1.3	$1.2
Gains from disposal of property, plant and equipment, net	—	0.2	0.3	0.2
Net equity income (loss) on joint ventures (See Note 5)	—	10.0	(0.3)	10.4
Litigation reserve	—	—	—	(8.6)
Total other income, net	$0.7	$10.7	$1.3	$3.2

Restructuring
Restructuring charges for both the second quarter and six months ended June 30, 2023 were $2.7 million and represent severance for the involuntary reduction of approximately 40 employees across ATI’s domestic operations in conjunction with our continued transformation. Restructuring charges for the second quarter and six months ended June 30, 2022 were a net credit of $1.3 million and $2.4 million, respectively, for a reduction in severance-related reserves related to approximately 30 and 50 employees, respectively, based on changes in planned operating rates and revised workforce reduction estimates. These amounts were presented as a restructuring credit in the consolidated statements of operations and are excluded from segment EBITDA.
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2022	$9.8
Additions	2.7
Payments	(0.8)
Balance at June 30, 2023	$11.7
The $11.7 million restructuring reserve balance at June 30, 2023 includes $7.2 million recorded in other current liabilities and $4.5 million recorded in other long-term liabilities on the consolidated balance sheet.
Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a pre-determined discount rate commensurate with the creditworthiness of ATI. As of June 30, 2023 and December 31, 2022, the Company had $15.7 million and $23.7 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.
Note 7. Debt
Debt at June 30, 2023 and December 31, 2022 was as follows (in millions):

	June 30, 2023	December 31, 2022
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ATI Inc. 3.5% Convertible Senior Notes due 2025	291.4	291.4
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	50.0	—
Foreign credit facilities	2.0	19.4
Finance leases and other	70.9	79.4
Debt issuance costs	(15.5)	(17.2)
Debt	1,773.8	1,748.0
Short-term debt and current portion of long-term debt	73.9	41.7
Long-term debt	$1,699.9	$1,706.3

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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of June 30, 2023. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of June 30, 2023, there were $50 million of outstanding borrowings under the revolving portion of the ABL facility, and $39.4 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $11 million bearing an average annual interest rate of 6.4% under the ABL facility for the first six months of 2023. There were no revolving credit borrowings under the ABL facility during the first six months of 2022. The Company also has foreign credit facilities, primarily in China, that total $58 million based on June 30, 2023 foreign exchange rates, under which $2.0 million and $19.4 million was drawn as of June 30, 2023 and December 31, 2022, respectively.
2025 Convertible Notes

As of June 30, 2023, the Company had $291.4 million aggregate principal amount of 3.5% Convertible Notes due 2025 (2025 Convertible Notes) outstanding, which mature on June 15, 2025. As of June 30, 2023 and December 31, 2022, the fair value of the 2025 Convertible Notes was $844 million and $590 million, respectively, based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the second quarters and six months ended June 30, 2023 and 2022. Remaining deferred issuance costs were $3.8 million and $4.8 million at June 30, 2023 and December 31, 2022, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Contractual coupon rate	$2.6	$2.6	$5.1	$5.1
Amortization of debt issuance costs	0.4	0.5	0.9	0.9
Total interest expense	$3.0	$3.1	$6.0	$6.0

The Company did not have the right to redeem the 2025 Convertible Notes prior to June 15, 2023. On or after June 15, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the 2025 Convertible Notes, at its option, at a redemption price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest, if the last reported sale price of ATI’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which ATI provides written notice of redemption.

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2023, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 8 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 10% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At June 30, 2023, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At June 30, 2023, the Company hedged approximately 80% of its forecasted domestic requirements for natural gas for the remainder of 2023, approximately 50% for 2024 and approximately 15% for 2025.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2023, the Company had no significant outstanding foreign currency forward contracts.
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

(In millions) Asset derivatives	Balance sheet location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other current assets	$1.5	$1.4
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	—
Nickel and other raw material contracts	Prepaid expenses and other current assets	1.7	12.5
Natural gas contracts	Prepaid expenses and other current assets	0.2	2.4
Interest rate swap	Other assets	—	0.5
Nickel and other raw material contracts	Other assets	—	0.5
Natural gas contracts	Other assets	0.3	0.7
Total derivatives designated as hedging instruments		$3.9	$18.0
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Other current liabilities	3.6	2.0
Nickel and other raw material contracts	Other current liabilities	2.1	2.1
Natural gas contracts	Other long-term liabilities	0.9	0.5
Nickel and other raw material contracts	Other long-term liabilities	$0.5	$—
Total derivatives designated as hedging instruments		$7.1	$4.6
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of June 30, 2023. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 14 for further explanation).
Assuming market prices remain constant with those at June 30, 2023, a pre-tax loss of $2.1 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2023 and 2022 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended June 30,		Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Nickel and other raw material contracts	$(1.6)	$9.3	$(1.4)	$12.1
Natural gas contracts	(0.7)	2.5	(1.8)	3.4
Foreign exchange contracts	0.1	0.3	—	0.1
Interest rate swap	0.3	0.2	0.3	(0.1)
Total	$(1.9)	$12.3	$(2.9)	$15.5

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Six months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Nickel and other raw material contracts	$(6.9)	$17.3	$3.9	$14.5
Natural gas contracts	(6.8)	11.8	(3.2)	5.0
Foreign exchange contracts	0.2	0.4	0.1	0.1
Interest rate swap	0.2	1.5	0.5	(0.3)
Total	$(13.3)	$31.0	$1.3	$19.3
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
Note 9. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2023 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$267.1	$267.1	$267.1	$—
Derivative financial instruments:
Assets	3.9	3.9	—	3.9
Liabilities	7.1	7.1	—	7.1
Debt (a)	1,789.3	2,267.3	1,944.4	322.9

The estimated fair value of financial instruments at December 31, 2022 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$584.0	$584.0	$584.0	$—
Derivative financial instruments:
Assets	18.0	18.0	—	18.0
Liabilities	4.6	4.6	—	4.6
Debt (a)	1,765.2	1,964.5	1,665.7	298.8
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total sales:
High Performance Materials & Components	$562.8	$439.8	$1,092.4	$820.6
Advanced Alloys & Solutions	613.4	623.1	1,239.2	1,158.7
	1,176.2	1,062.9	2,331.6	1,979.3
Intersegment sales:
High Performance Materials & Components	35.7	43.7	94.2	82.9
Advanced Alloys & Solutions	94.5	59.7	153.3	102.8
	130.2	103.4	247.5	185.7
Sales to external customers:
High Performance Materials & Components	527.1	396.1	998.2	737.7
Advanced Alloys & Solutions	518.9	563.4	1,085.9	1,055.9
	$1,046.0	$959.5	$2,084.1	$1,793.6

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
EBITDA:
High Performance Materials & Components	$108.1	$60.3	$188.2	$128.4
Advanced Alloys & Solutions	63.2	104.6	135.9	179.9
Total segment EBITDA	171.3	164.9	324.1	308.3
Corporate expenses	(18.1)	(16.7)	(35.4)	(33.7)
Closed operations and other expense	(3.4)	(5.1)	(6.2)	(6.5)
Depreciation & amortization (a)	(35.9)	(36.0)	(71.0)	(71.5)
Interest expense, net	(21.3)	(23.4)	(41.2)	(47.0)
Restructuring and other credits (charges)	(9.2)	1.3	(10.4)	(6.2)
Loss on asset sales and sales of businesses, net	(0.6)	(115.9)	(0.6)	(134.2)
Income (loss) before income taxes	$82.8	$(30.9)	$159.3	$9.2
a) The following is depreciation & amortization by each business segment:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

High Performance Materials & Components	$17.9	$16.9	$35.3	$34.8
Advanced Alloys & Solutions	16.2	16.7	32.3	32.9
Other	1.8	2.4	3.4	3.8
	$35.9	$36.0	$71.0	$71.5
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic. Results for the second quarter and six months ended June 30, 2022 include $5.6 million and $34.3 million, respectively, related to this government sponsored COVID relief in segment EBITDA. HPMC segment second quarter and six month 2022 results include $5.6 million and $27.5 million, respectively, for the Aviation Manufacturing Jobs Protection Program and employee retention credits, and AA&S segment six month 2022 results include $6.8 million in employee retention credits.
Restructuring and other charges of $9.2 million for the second quarter ended June 30, 2023 include $2.7 million of severance-related restructuring charges as well as $4.5 million of start up costs and $2.0 million primarily for asset write-offs for the closure of our Robinson, PA operations, both of which are included within cost of sales on the consolidated statements of operations. Restructuring and other charges of $10.4 million for the six months ended June 30, 2023 also include $1.2 million of additional start-up costs related to the Company’s titanium operations in Albany, OR, which are included within cost of sales on the consolidated statements of operations. Restructuring and other charges for the second quarter and six months ended June 30, 2022 relate to $1.3 million and $2.4 million, respectively, of restructuring credits for a reduction in severance-related reserves (see Note 6). The six months ended June 30, 2022 also includes an $8.6 million charge for a litigation reserve, which is reported in other nonoperating income (expense) on the consolidated statement of operations.
Depreciation expense in the second quarter and six months ended June 30, 2023 includes $0.8 million of accelerated depreciation on fixed assets for the closure of our Robinson, PA operations.
Loss on asset sales and sales of businesses, net, for the second quarter and six months ended June 30, 2023 is related to a $0.6 million loss on the sale of the Company’s Northbrook, IL operations, for which no proceeds were received but $0.3 million of transaction costs were paid and reported as an investing activity on the consolidated statement of cash flows. Loss on asset sales and sales of businesses, net, for the six months ended June 30, 2022 relate to a $141.0 million loss on the sale of the Company’s Sheffield, UK operations, partially offset by a $6.8 million gain from the sale of assets from the Pico Rivera, CA operations. Loss on asset sales and sales of businesses, net, for the second quarter ended June 30, 2022 relates to the loss on the sale of the Company’s Sheffield, UK operations for the completion of the sale.

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
For the three month periods ended June 30, 2023 and 2022, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
Service cost - benefits earned during the year	$1.6	$2.8	$0.1	$0.3
Interest cost on benefits earned in prior years	24.0	17.5	2.8	1.9
Expected return on plan assets	(25.6)	(31.9)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.3)	(0.2)
Amortization of net actuarial loss	14.4	15.9	1.5	3.3
Settlement loss	—	29.5	—	—
Total retirement benefit expense	$14.5	$33.9	$4.1	$5.3
For the six month periods ended June 30, 2023 and 2022, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service cost - benefits earned during the year	$3.2	$6.0	$0.3	$0.5
Interest cost on benefits earned in prior years	48.0	35.3	5.5	3.9
Expected return on plan assets	(51.3)	(65.0)	—	—
Amortization of prior service cost (credit)	0.2	0.2	(0.5)	(0.5)
Amortization of net actuarial loss	28.8	31.9	3.0	6.6
Settlement loss	—	29.5	—	—
Total retirement benefit expense	$28.9	$37.9	$8.3	$10.5
On May 12, 2022, the Company completed the sale of its Sheffield, UK operations. As a result of this sale, ATI recognized a $29.5 million settlement loss in the second quarter of 2022, which is recorded in loss on asset sales and sales of businesses, net, on the consolidated statement of operations, related to the amount in accumulated other comprehensive loss for the UK defined benefit pension plan that transferred as part of the sale.
Note 12. Income Taxes

The provision for income taxes for the second quarter and six months ended June 30, 2023 was $3.7 million and $8.0 million, respectively. The provision for income taxes for the second quarter and six months ended June 30, 2022 was $3.4 million and $8.3 million, respectively. Tax expense in both periods is mainly attributable to the Company’s foreign operations and was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance operations combined with the U.S. jurisdiction. The 2022 calculation excluded the results related to the Company’s Sheffield, UK operations, which was sold in the second quarter of 2022.

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

Note 13. Per Share Information
The following table sets forth the computation of basic and diluted income (loss) per common share:

(In millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Numerator for basic income (loss) per common share –
Net income (loss) attributable to ATI	$76.0	$(38.0)	$146.1	$(7.1)
Effect of dilutive securities:
3.5% Convertible Senior Notes due 2025	2.6	—	5.2	—
Numerator for diluted net income (loss) per common share –
Net income (loss) attributable to ATI after assumed conversions	$78.6	$(38.0)	$151.3	$(7.1)
Denominator:
Denominator for basic net income (loss) per common share – weighted average shares	128.5	124.6	128.5	125.5
Effect of dilutive securities:
Share-based compensation	2.8	—	2.8	—
3.5% Convertible Senior Notes due 2025	18.8	—	18.8	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	150.1	124.6	150.1	125.5
Basic net income (loss) attributable to ATI per common share	$0.59	$(0.31)	$1.14	$(0.06)
Diluted net income (loss) attributable to ATI per common share	$0.52	$(0.31)	$1.01	$(0.06)
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three and six months ended June 30, 2023. There were 26.1 million and 26.2 million anti-dilutive shares for the three and six months ended June 30, 2022.
On February 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $150 million of ATI stock. In the six months ended June 30, 2023 and 2022, ATI used $10.1 million and $89.9 million, respectively, to repurchase 0.2 million and 3.5 million shares, respectively, of its common stock under the $150 million program. In addition, on April 28, 2023, the Company’s Board of Directors authorized the repurchase of an additional $75 million of ATI stock. Repurchases under these programs were or may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The Company’s ongoing stock repurchase programs do not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.

Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three month period ended June 30, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2023		$(724.0)		$(71.2)		$(2.1)		$66.3	$(731.0)
OCI before reclassifications		—		(2.4)		(1.9)		—	(4.3)
Amounts reclassified from AOCI	(a)	12.0	(b)	—	(c)	2.9	(d)	4.1	19.0
Net current-period OCI		12.0		(2.4)		1.0		4.1	14.7
Balance, June 30, 2023		$(712.0)		$(73.6)		$(1.1)		$70.4	$(716.3)
Attributable to noncontrolling interests:
Balance, March 31, 2023		$—		$12.1		$—		$—	$12.1
OCI before reclassifications		—		(5.7)		—		—	(5.7)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(5.7)		—		—	(5.7)
Balance, June 30, 2023		$—		$6.4		$—		$—	$6.4
The changes in AOCI by component, net of tax, for the six month period ended June 30, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2022		$(736.1)		$(70.1)		$13.5		$67.5	$(725.2)
OCI before reclassifications		—		(3.5)		(13.3)		—	(16.8)
Amounts reclassified from AOCI	(a)	24.1	(b)	—	(c)	(1.3)	(d)	2.9	25.7
Net current-period OCI		24.1		(3.5)		(14.6)		2.9	8.9
Balance, June 30, 2023		$(712.0)		$(73.6)		$(1.1)		$70.4	$(716.3)
Attributable to noncontrolling interests:
Balance, December 31, 2022		$—		$7.7		$—		$—	$7.7
OCI before reclassifications		—		(1.3)		—		—	(1.3)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.3)		—		—	(1.3)
Balance, June 30, 2023		$—		$6.4		$—		$—	$6.4

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 8).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended June 30, 2022 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2022		$(933.2)		$(72.4)		$20.0		$25.1	$(960.5)
OCI before reclassifications		—		(12.7)		12.3		—	(0.4)
Amounts reclassified from AOCI	(a)	50.2	(b)	20.0	(d)	(15.5)	(e)	(2.7)	52.0
Net current-period OCI		50.2		7.3		(3.2)		(2.7)	51.6
Balance, June 30, 2022		$(883.0)		$(65.1)		$16.8		$22.4	$(908.9)
Attributable to noncontrolling interests:
Balance, March 31, 2022		$—		$26.7		$—		$—	$26.7
OCI before reclassifications		—		(9.7)		—		—	(9.7)
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		(9.7)		—		—	$(9.7)
Balance, June 30, 2022		$—		$17.0		$—		$—	$17.0
The changes in AOCI by component, net of tax, for the six month period ended June 30, 2022 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2021		$(947.7)		$(64.9)		$5.1		$15.8	$(991.7)
OCI before reclassifications		—		(20.2)		31.0		—	10.8
Amounts reclassified from AOCI	(a)	64.7	(b)	20.0	(d)	(19.3)	(e)	6.6	72.0
Net current-period OCI		64.7		(0.2)		11.7		6.6	82.8
Balance, June 30, 2022		$(883.0)		$(65.1)		$16.8		$22.4	$(908.9)
Attributable to noncontrolling interests:
Balance, December 31, 2021		$—		$26.0		$—		$—	$26.0
OCI before reclassifications		—		(9.0)		—		—	(9.0)
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		(9.0)		—		—	$(9.0)
Balance, June 30, 2022		$—		$17.0		$—		$—	$17.0

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11) and/or loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, UK operations.
(b)Amounts were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, UK operations.
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

Reclassifications out of AOCI for the three and six month periods ended June 30, 2023 and 2022 were as follows:

Details about AOCI Components (In millions)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.2	0.1	$0.3	$0.3	(a)
Actuarial losses	(15.9)	(19.2)	(31.8)	(38.5)	(a)
Settlement loss	—	(29.5)	—	(29.5)	(b)
	(15.7)	(48.6)	(31.5)	(67.7)	(d)	Total before tax
	(3.7)	1.6	(7.4)	(3.0)		Tax expense (benefit) (e)
	$(12.0)	$(50.2)	$(24.1)	$(64.7)		Net of tax

Currency translation adjustment	$—	$(20.0)	$—	$(20.0)	(b,d)

Derivatives
Nickel and other raw material contracts	$(1.8)	$15.9	$5.1	$19.1	(c)
Natural gas contracts	(2.4)	4.5	(4.2)	6.6	(c)
Foreign exchange contracts	—	0.1	0.1	0.1	(c)
Interest rate swap	0.4	(0.1)	0.7	(0.4)	(c)
	(3.8)	20.4	1.7	25.4	(d)	Total before tax
	(0.9)	4.9	0.4	6.1		Tax expense (benefit) (e)
	$(2.9)	$15.5	$1.3	$19.3		Net of tax

(a)Amounts are reported in nonoperating retirement benefit expense (see Note 11).
(b)Amounts in 2022 were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield UK operations.
(c)Amounts related to derivatives, with the exception of the interest rate swap, are included in sales or cost of goods sold in the period or periods the hedged item affects earnings. Amounts related to the interest rate swap are included in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings (see Note 8).
(d)For pre-tax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of operations.
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
At June 30, 2023, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $3 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing 57% of sales for the six months ended June 30, 2023, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, downstream processing, and specialty energy, as well as the medical and electronics markets. In aggregate, these markets represent more than 80% of our 2023 revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in next-generation jet engines and 3D-printed aerospace products.
Second quarter 2023 sales increased 9% to $1.05 billion, compared to sales of $959.5 million for the second quarter of 2022, primarily due to a significant recovery in demand for commercial aerospace products. Total aerospace and defense sales were 58% of total sales for the second quarter 2023. Our gross profit for the second quarter of 2023 was $209.1 million, or 20.0% of sales, compared to $175.3 million, or 18.3% of sales, for the second quarter 2022. This $33.8 million increase in gross profit, reflects strong results for our HPMC segment as well as the benefits of our ongoing transformation focused on the key growth markets of aerospace and defense, and our streamlined value-add production capabilities. Second quarter 2023 gross profit includes $4.5 million of start-up related costs and $2.8 million of other charges primarily related to asset write-offs for the closure of our Robinson, PA operations.
Second quarter 2023 results include a $0.6 million loss on the sale of our Northbrook, IL operations and second quarter 2022 results include a $115.9 million loss on the sale of the Sheffield, UK operations, both of which are reported in loss on asset sales and sales of businesses, net. Restructuring charges were $2.7 million for the second quarter of 2023 primarily related to severance for involuntary reductions across ATI’s domestic operations in conjunction with our continued transformation, while the second quarter of 2022 included $1.3 million of restructuring-related credits primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates. Both the losses on sales and restructuring charges/credits are excluded from segment results. Also, nonoperating income for the second quarter of 2022 included a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 claims, which is included in

AA&S segment results. In addition, nonoperating retirement benefit expense increased to $16.9 million in the second quarter of 2023 compared to $6.6 million in the second quarter of 2022.
Our pre-tax income was $82.8 million in the second quarter of 2023, compared to a loss of $30.9 million in the prior year period. Income tax expense for the second quarters of 2023 and 2022 was $3.7 million and $3.4 million, respectively, primarily related to our Asian precision rolled strip business. ATI continues to maintain a valuation allowance on its U.S. deferred tax assets. Net income attributable to ATI was $76.0 million, or $0.52 per share, in the second quarter of 2023, compared to a loss of $38.0 million, or ($0.31) per share, for the second quarter of 2022.
Adjusted EBITDA was $149.8 million, or 14.3% of sales, for the second quarter 2023, and $143.1 million, or 14.9% of sales, for the prior year second quarter. EBITDA and Adjusted EBITDA are measures utilized by ATI that we believe are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We categorically define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We categorically define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring charges/credits, strike related costs, long-lived asset impairments and other postretirement/pension curtailment and settlement gains and losses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Liquidity and Financial Condition section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.
Compared to the second quarter 2022, sales increased 33% in the HPMC business segment and decreased 8% in the AA&S business segment. In aggregate, ATI’s aerospace & defense markets sales increased 39% to $607 million in the second quarter 2023, compared to $436 million the second quarter 2022, reflecting increasing demand for commercial aerospace jet engine and airframe products. In the HPMC segment, second quarter 2023 sales of aerospace and defense products increased 38% compared to the prior year period. The decline in the AA&S segment reflects recessionary softness in general industrial end markets and lingering COVID impacts associated with our Asian precision rolled strip business. In the AA&S segment, second quarter 2023 sales of commercial aerospace products increased 49% compared to the prior year period.
Results for the first six months of 2023 were sales of $2.08 billion and income before tax of $159.3 million, compared to sales of $1.79 billion and income before tax of $9.2 million for the first six months of 2022. Our results for the first half of 2023 reflect the ongoing recovery across many of our key end markets, most notably jet engine materials and components, compared to the prior year period. Our gross profit was $402 million, or 19.3% of sales, a $58 million or 16.7% increase compared to the first six months of 2022. Second quarter 2023 gross profit includes $5.7 million of start-up related costs and $2.8 million of other charges primarily related to asset write-offs for the closure of our Robinson, PA operations. Results in the first six months of 2022 include $34.3 million of benefits from management actions to access available grants and other forms of COVID-19 relief available from previously-enacted U.S. legislation. These benefits included a $16.8 million grant under the Aviation Manufacturing Jobs Protection (AMJP) program for our operations in the HPMC segment, and $17.5 million in employee retention credits applicable across all of ATI’s domestic operations, largely for preserving jobs throughout the global pandemic-related economic downturn.
The six month 2023 results include a $0.6 million loss on the sale of our Northbrook, IL operations. The six month 2022 results include a $141.0 million loss on the sale of the Sheffield, UK operations, of which $25.1 million was recorded in the first quarter of 2022 primarily for the impairment of long-lived assets. Loss on asset sales and sales of businesses, net, for the first six months of 2022 also included a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations as part of the strategy to exit standard stainless products. Restructuring charges were $2.7 million for the six months of 2023 primarily related to severance for the involuntary reductions across ATI’s domestic operations in conjunction with our continued transformation, while the six months of 2022 included $2.4 million of restructuring-related credits primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates. Both the losses on sales and restructuring charges/credits are excluded from segment results. Other nonoperating income for the first six months of 2022 includes a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 claims, which is included in AA&S segment results, and $8.6 million of expense for a litigation reserve. In addition, nonoperating retirement benefit expense increased to $33.7 million in the six months of 2023 compared to $12.4 million in the prior year period.

Our pre-tax income was $159.3 million in the first six months of 2023, compared to $9.2 million in the prior year period. Net income attributable to ATI was $146.1 million, or $1.01 per share, in the first six months of 2023, compared to a net loss attributable to ATI of $7.1 million, or ($0.06) per share, for the first six months of 2022.

Compared to the first six months of 2022, sales increased 35% in the HPMC business segment and 3% in the AA&S business segment. Sales to the aerospace & defense markets in the HPMC segment were 45% higher than the first six months of 2022, due to improvements in the commercial aerospace market. AA&S sales reflect a 53% increase in the aerospace & defense markets and 20% increase in the energy market, partially offset by recessionary softness in general industrial end markets and lingering COVID impacts associated with our Asian precision rolled strip business.

Comparative information regarding our overall revenues (in millions) by end market and their respective percentages of total revenues for the three and six month periods ended June 30, 2023 and 2022 is shown below.

	Three months ended		Three months ended
Markets	June 30, 2023		June 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$340.9	32%	$248.7	26%
Airframes- Commercial	164.2	16%	106.1	11%
Defense	101.7	10%	81.6	9%
Total Aerospace & Defense	$606.8	58%	$436.4	46%
Energy:
Oil & Gas	111.3	11%	125.2	13%
Specialty Energy	68.2	6%	75.1	8%
Total Energy	179.5	17%	200.3	21%
Automotive	52.8	5%	75.5	8%
Construction/Mining	48.4	5%	39.9	4%
Medical	41.9	4%	39.5	4%
Electronics	36.0	3%	49.4	5%
Food Equipment & Appliances	20.9	2%	62.7	6%
Other	59.7	6%	55.8	6%
Total	$1,046.0	100%	$959.5	100%

	Six months ended		Six months ended
Markets	June 30, 2023		June 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$651.8	31%	$445.3	25%
Airframes- Commercial	334.1	16%	199.8	11%
Defense	196.6	10%	158.1	9%
Total Aerospace & Defense	$1,182.5	57%	$803.2	45%
Energy:
Oil & Gas	238.8	12%	228.3	13%
Specialty Energy	150.9	7%	131.7	7%
Total Energy	389.7	19%	360.0	20%
Automotive	112.2	5%	166.5	9%
Construction/Mining	88.8	4%	91.9	5%
Medical	76.9	4%	75.7	4%
Electronics	70.4	3%	101.0	6%
Food Equipment & Appliances	42.4	2%	96.7	5%
Other	121.2	6%	98.6	6%
Total	$2,084.1	100%	$1,793.6	100%
For the second quarter 2023, international sales of $478 million, or 46% of total sales, increased from $391 million in the second quarter 2022. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.

Comparative information regarding our major products based on their percentages of revenues are shown below. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Nickel-based alloys and specialty alloys	52%	52%	52%	51%
Precision forgings, castings and components	17%	15%	16%	15%
Titanium and titanium-based alloys	14%	11%	14%	10%
Precision rolled strip products	9%	14%	10%	15%
Zirconium and related alloys	8%	8%	8%	9%
Total	100%	100%	100%	100%

Segment EBITDA for the second quarter 2023 was $171.3 million, or 16.4% of sales, compared to segment EBITDA of $164.9 million, or 17.2% of sales, for the second quarter of 2022. Segment EBITDA for the first six months of 2023 was $324.1 million, or 15.6% of sales, compared to segment EBITDA of $308.3 million, or 17.2% of sales, for the first six months of 2022. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, categorically excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Results on our management basis of reporting were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales:
High Performance Materials & Components	$527.1	$396.1	$998.2	$737.7
Advanced Alloys & Solutions	518.9	563.4	1,085.9	1,055.9
Total external sales	$1,046.0	$959.5	$2,084.1	$1,793.6

EBITDA:
High Performance Materials & Components	$108.1	$60.3	$188.2	$128.4
% of Sales	20.5%	15.2%	18.9%	17.4%
Advanced Alloys & Solutions	63.2	104.6	135.9	179.9
% of Sales	12.2%	18.6%	12.5%	17.0%
Total segment EBITDA	$171.3	$164.9	$324.1	$308.3
% of Sales	16.4%	17.2%	15.6%	17.2%

Corporate expenses	(18.1)	(16.7)	(35.4)	(33.7)
Closed operations and other expense	(3.4)	(5.1)	(6.2)	(6.5)
ATI Adjusted EBITDA	149.8	143.1	282.5	268.1

Depreciation & amortization	(35.9)	(36.0)	(71.0)	(71.5)
Interest expense, net	(21.3)	(23.4)	(41.2)	(47.0)
Restructuring and other credits (charges)	(9.2)	1.3	(10.4)	(6.2)
Loss on asset sales and sales of businesses, net	(0.6)	(115.9)	(0.6)	(134.2)
Income (loss) before income taxes	82.8	(30.9)	159.3	9.2
Income tax provision	3.7	3.4	8.0	8.3
Net (loss) income	79.1	(34.3)	151.3	0.9
Less: Net income attributable to noncontrolling interests	3.1	3.7	5.2	8.0
Net income (loss) attributable to ATI	$76.0	$(38.0)	$146.1	$(7.1)
As part of managing the performance of our business, we focus on controlling Managed Working Capital, which we define as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. We exclude the effects of inventory valuation reserves and reserves for uncollectible accounts receivable when computing this non-GAAP performance measure, which is not intended to replace Working Capital or to be used as a measure of liquidity. We assess Managed Working Capital performance as a percentage of the prior three months annualized sales to evaluate the asset intensity of our business. At June 30, 2023, Managed Working Capital increased as a percentage of annualized total ATI sales to 39.0% compared to 30.1% at December 31, 2022. The Managed Working Capital increase was impacted by increased inventory levels in the second quarter of 2023 as a result of additional melt capacity coming on line, increased production levels, and a strategic nickel purchase to ensure continuity of supply, which was funded by a $50 million draw on our ABL credit facility. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 2% as of June 30, 2023 compared to year end 2022. Gross inventory turns decreased 12% as of June 30, 2023 compared to year end 2022.
The computations of Managed Working Capital at June 30, 2023 and December 31, 2022, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

	June 30,	December 31,
(In millions)	2023	2022
Accounts receivable	$710.1	$579.2
Short-term contract assets	51.8	64.1
Inventory	1,380.4	1,195.7
Accounts payable	(467.7)	(553.3)
Short-term contract liabilities	(137.8)	(149.1)
Subtotal	1,536.8	1,136.6
Allowance for doubtful accounts	7.1	7.7
Inventory valuation reserves	88.6	70.9
Managed working capital	$1,632.5	$1,215.2
Annualized prior 3 months sales	$4,183.7	$4,041.9
Managed working capital as a % of annualized sales	39.0%	30.1%
Business Segment Results
High Performance Materials & Components Segment
Second quarter 2023 sales were $527.1 million, increasing 33% compared to the second quarter 2022, reflecting increasing commercial aerospace demand. Sales to the commercial aerospace market increased 40%, reflecting a 38% increase in commercial jet engines. Overall aerospace and defense market sales were 83% of total HPMC sales in the second quarter of 2023.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2023 and 2022 is as follows:

	Three months ended		Three months ended
Markets	June 30, 2023		June 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$319.2	61%	$231.4	59%
Airframes- Commercial	67.0	13%	43.9	11%
Defense	50.0	9%	40.7	10%
Total Aerospace & Defense	436.2	83%	316.0	80%
Energy:
Oil & Gas	3.7	1%	8.1	2%
Specialty Energy	29.9	5%	31.5	8%
Total Energy	33.6	6%	39.6	10%
Medical	24.3	5%	16.8	4%
Construction/Mining	11.0	2%	7.9	2%
Other	22.0	4%	15.8	4%
Total	$527.1	100%	$396.1	100%

International sales represented 58% of total segment sales for the second quarter 2023, compared to 55% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended June 30, 2023 and 2022, is as follows:

	Three months ended June 30,
	2023	2022
Nickel-based alloys and specialty alloys	49%	48%
Precision forgings, castings and components	33%	35%
Titanium and titanium-based alloys	17%	17%
Precision rolled strip products	1%	—%
Total	100%	100%

Segment EBITDA in the second quarter 2023 increased to $108.1 million, or 20.5% of total sales, compared to $60.3 million, or 15.2% of total sales, for the second quarter 2022. Strength in the HPMC segment continues to be driven by content on next-generation commercial aerospace platforms. Results in the second quarter 2022 included $5.6 million of benefits from AMJP program grants.
Sales for the first six months of 2023 were $998.2 million, increasing 35% compared to the first six months of 2022, reflecting increasing commercial aerospace demand. Sales to the commercial aerospace market increased 51%, reflecting a 47% increase in commercial jet engines. Sales to the energy markets decreased 30%, mainly due to lower oil and gas sales.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2023 and 2022 is as follows:

	Six months ended		Six months ended
Markets	June 30, 2023		June 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$601.7	60%	$410.4	56%
Airframes- Commercial	138.0	14%	81.1	11%
Defense	91.9	9%	82.1	11%
Total Aerospace & Defense	831.6	83%	573.6	78%
Energy:
Oil & Gas	6.1	1%	25.2	3%
Specialty Energy	54.8	5%	61.6	9%
Total Energy	60.9	6%	86.8	12%
Medical	41.8	4%	30.0	4%
Construction/Mining	19.2	2%	16.3	2%
Other	44.7	5%	31.0	4%
Total	$998.2	100%	$737.7	100%

International sales represented 58% of total segment sales for the first six months of 2023. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the six months ended June 30, 2023 and 2022, is as follows:

	Six months ended June 30,
	2023	2022
Nickel-based alloys and specialty alloys	47%	48%
Precision forgings, castings and components	33%	35%
Titanium and titanium-based alloys	19%	17%
Precision rolled strip products	1%	—%
Total	100%	100%

Segment EBITDA in the first six months of 2023 increased to $188.2 million, or 18.9% of total sales, compared to $128.4 million, or 17.4% of total sales, for the first six months of 2022. Strength in the HPMC segment continues to be driven by content on next-generation commercial aerospace platforms. Results in the first half of 2022 included $27.5 million of benefits from the AMJP program and employee retention credits.

HPMC results for the first half of 2023, which include the highest quarterly EBITDA margins for the second quarter of 2023 since prior to the COVID-19 pandemic, reflect improving operating leverage from higher production volumes as the aerospace and defense markets continue to grow. We are seeing an ongoing improvement in demand in many of our key end markets, most notably jet engine materials and components. Increasing demand for travel benefits ATI, and we believe we are well positioned to capture this growth in the future. We are investing in additional capacity to meet growing demand, including our recently announced expansion in Richland, Washington, so that we are well-positioned to capitalize on market opportunities.
Advanced Alloys & Solutions Segment
Second quarter 2023 sales were $518.9 million, decreasing 8% compared to the second quarter of 2022, primarily due to recessionary softness in general industrial end markets and lingering COVID impacts associated with our Asian precision rolled strip business. Sales of commercial aerospace products increased by nearly 50% compared to the prior year period, due in part to a significant increase in commercial airframe demand for various flat-rolled product forms.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2023 and 2022 is shown below.

	Three months ended		Three months ended
Markets	June 30, 2023		June 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$21.7	4%	$17.3	3%
Airframes- Commercial	97.2	19%	62.2	11%
Defense	51.7	10%	40.9	7%
Total Aerospace & Defense	170.6	33%	120.4	21%
Energy:
Oil & Gas	107.6	21%	117.1	21%
Specialty Energy	38.3	7%	43.6	8%
Total Energy	145.9	28%	160.7	29%
Automotive	46.8	9%	73.2	13%
Construction/Mining	37.4	7%	32.0	6%
Electronics	35.3	7%	48.7	8%
Food Equipment & Appliances	20.9	4%	62.7	11%
Other	62.0	12%	65.7	12%
Total	$518.9	100%	$563.4	100%
International sales represented 33% of total segment sales for the second quarter 2023, compared to 31% in the prior year’s second quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended June 30, 2023 and 2022, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Three months ended June 30,
	2023	2022
Nickel-based alloys and specialty alloys	55%	55%
Precision rolled strip products	18%	24%
Zirconium and related alloys	16%	15%
Titanium and titanium-based alloys	11%	6%
Total	100%	100%

Segment EBITDA was $63.2 million, or 12.2% of sales, for the second quarter 2023, compared to segment EBITDA of $104.6 million, or 18.6% of sales, for the second quarter 2022. Reduced deliveries of nickel based alloys and precision rolled strip products in the second quarter 2023 were only partially offset by increases in titanium plate deliveries. Higher retirement benefit costs negatively impacted 2023 operating margins compared to 2022. Second quarter 2022 AA&S results included a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 tariff claims.
Sales for the first six months of 2023 were $1.09 billion, increasing 3% compared to the first six months of 2022. Sales to the aerospace & defense markets increased 53%, with a 60% increase in sales of commercial aerospace products, due in part to a significant increase in commercial airframe demand for various flat-rolled product forms. Sales to the energy markets were 20% higher than the prior year period, with both oil & gas and specialty energy markets seeing stronger demand. These favorable trends were partially offset by recessionary softness in general industrial end markets and lingering COVID impacts associated with our Asian precision rolled strip business.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2023 and 2022 is shown below.

	Six months ended		Six months ended
Markets	June 30, 2023		June 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$50.1	5%	$34.9	4%
Airframes- Commercial	196.1	18%	118.7	11%
Defense	104.7	10%	76.0	7%
Total Aerospace & Defense	350.9	33%	229.6	22%
Energy:
Oil & Gas	232.7	21%	203.1	19%
Specialty Energy	96.1	9%	70.1	7%
Total Energy	328.8	30%	273.2	26%
Automotive	99.9	9%	161.3	15%
Construction/Mining	69.6	6%	75.6	7%
Electronics	69.2	6%	99.8	10%
Food Equipment & Appliances	42.4	4%	96.7	9%
Other	125.1	12%	119.7	11%
Total	$1,085.9	100%	$1,055.9	100%
International sales represented 32% of total segment sales for the first six months of 2023. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the six months ended June 30, 2023 and 2022, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Six months ended June 30,
	2023	2022
Nickel-based alloys and specialty alloys	57%	54%
Precision rolled strip products	18%	26%
Zirconium and related alloys	15%	14%
Titanium and titanium-based alloys	10%	6%
Total	100%	100%

Segment EBITDA was $135.9 million, or 12.5% of sales, for the first six months of 2023, compared to segment EBITDA of $179.9 million, or 17.0% of sales, for the first six months of 2022. A stronger mix of nickel and titanium mill products was offset by weaker demand for precision rolled strip products and higher retirement benefit expense, which contributed to the margin decline year over year. First half 2022 segment EBITDA includes a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 tariff claims and $6.8 million of employee retention credits.

With the AA&S business transformation and footprint consolidation nearly complete, we believe we are well positioned for continued future growth. With our titanium melt shop in Albany, Oregon planning to be fully operational in the third quarter of 2023, we are well positioned to capitalize on the aerospace ramp. Sales of commercial airframe flat-form products in the AA&S segment are projected to increase over the longer term due in part to the repositioning of the commercial aerospace supply chain in response to the Russia/Ukraine conflict. While availability of raw materials for our melting processes remains adequate during the ongoing Russia/Ukraine conflict, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.
Corporate Items
Corporate expenses for the second quarter of 2023 were $18.1 million, compared to $16.7 million for the second quarter 2022. For the six months ended June 30, 2023, corporate expenses were $35.4 million, compared to $33.7 million for the six months ended June 30, 2022.
Closed operations and other expense for the second quarter 2023 was $3.4 million, compared to $5.1 million for the second quarter 2022. For the six months ended June 30, 2023, closed operations and other expense was $6.2 million, compared to $6.5 million for the six months ended June 30, 2022. These decreases reflect changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation partially offset by higher costs in 2023 associated with insurance matters at closed operations and increased retirement benefit expense.
The following table shows depreciation & amortization for the relevant periods by each business segment. Depreciation expense in the second quarter and six months ended June 30, 2023 includes $0.8 million of accelerated depreciation on fixed assets for the closure of our Robinson, PA operations.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

High Performance Materials & Components	$17.9	$16.9	$35.3	$34.8
Advanced Alloys & Solutions	16.2	16.7	32.3	32.9
Other	1.8	2.4	3.4	3.8
	$35.9	$36.0	$71.0	$71.5
Interest expense, net of interest income, in the second quarter 2023 was $21.3 million, compared to $23.4 million for the second quarter 2022. On a year-to-date basis, net interest expense was $41.2 million for the first six months of 2023 compared to $47.0 million for the first six months of 2022. Capitalized interest reduced interest expense by $3.3 million in the second quarter 2023 and $0.4 million in the second quarter 2022. For the six months ended June 30, 2023 and 2022, capitalized interest was $6.7 million and $0.6 million, respectively.
Restructuring and other charges of $9.2 million for the second quarter ended June 30, 2023 include $2.7 million of severance-related restructuring charges for the involuntary reduction of approximately 40 employees across ATI’s domestic operations in conjunction with our continued transformation, as well as $4.5 million of start up costs and $2.0 million primarily for asset write-offs for the closure of our Robinson, PA operations, both of which are included within cost of sales on the consolidated statements of operations. Restructuring and other charges of $10.4 million for the six months ended June 30, 2023 also include $1.2 million of additional start-up costs related to the Company’s titanium operations in Albany, OR, which are included within cost of sales on the consolidated statements of operations. Restructuring charges for the second quarter ended June 30, 2022 were a credit of $1.3 million, for a reduction in severance-related reserves related to approximately 30 employees based on changes in planned operating rates and revised workforce reduction estimates. Restructuring and other charges for the six months ended June 30, 2022 were $6.2 million, as an $8.6 million charge for a litigation reserve relating to our indefinitely idled Rowley, UT titanium sponge production facility was partially offset by a $2.4 million restructuring credit for a reduction in severance-related reserves related to approximately 50 employees based on changes in planned operating rates and revised workforce reduction estimates. These items were excluded from segment EBITDA. Cash payments associated with prior restructuring programs were $0.8 million in the first six months of 2023. Of the $11.7 million of remaining reserves associated with these restructuring actions as of June 30, 2023, $7.2 million are expected to be paid within the next year.
Loss on asset sales and sales of businesses, net, for the second quarter and six months ended June 30, 2023 is related to a $0.6 million loss on the sale of the Company’s Northbrook, IL operations for which no proceeds were received but $0.3 million of transaction costs were paid and reported as an investing activity on the consolidated statement of cash flows. Loss on asset sales and sales of businesses, net, for the second quarter of 2022 was $115.9 million for the loss on the sale of the Company’s Sheffield, UK operation. Loss on asset sales and sales of businesses, net, for the first six months of 2022 was $134.2 million, including a $141.0 million loss on the sale of the Company’s Sheffield, UK operations, of which $25.1 million was recorded in the first quarter of 2022 primarily for the impairment of long-lived assets, and a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations. These items are excluded from segment EBITDA.
Income Taxes
The provision for income taxes for the second quarter and six months ended June 30, 2023 was $3.7 million and $8.0 million, respectively. The provision for income taxes for the second quarter and six months ended June 30, 2022 was $3.4 million and $8.3 million, respectively. Tax expense in both periods is mainly attributable to our foreign operations and was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance operations combined with the U.S. jurisdiction. The 2022 calculation excluded the results related to our Sheffield, UK operations, which was sold in the second quarter of 2022.
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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. We were in compliance with the fixed charge coverage ratio as of June 30, 2023. Additionally, we must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of our 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by our wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and our undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of June 30, 2023, there were $50 million of outstanding borrowings under the revolving portion of the ABL facility, and $39.4 million was utilized to support the issuance of letters of credit. At June 30, 2023, we had $267 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $500 million.
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

On February 2, 2022, we announced that our Board of Directors authorized the repurchase of up to $150 million of ATI stock. In the six months ended June 30, 2023 and 2022, we used $10.1 million and $89.9 million, respectively, to repurchase 0.2 million and 3.5 million shares, respectively, of our common stock under the $150 million program. In addition, on April 28, 2023, our Board of Directors authorized the repurchase of an additional $75 million of ATI stock. Repurchases under these programs were or may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. Our ongoing stock repurchase programs do not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.
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
Our Debt to Adjusted EBITDA Leverage Ratio in the second quarter of 2023 remained fairly comparable to year end 2022. Our Net Debt to Adjusted EBITDA Leverage ratio worsened in the second quarter of 2023 compared to year end 2022, largely due to a decreased cash balance. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Three months ended		Latest 12 months ended	Fiscal year ended
	June 30, 2023	June 30, 2022	June 30, 2023	December 31, 2022
Net income (loss) attributable to ATI	$76.0	$(38.0)	$284.1	$130.9
Net income attributable to noncontrolling interests	3.1	3.7	12.8	15.6
Net income (loss)	79.1	(34.3)	296.9	146.5
Interest expense	21.3	23.4	81.6	87.4
Depreciation and amortization	35.9	36.0	142.4	142.9
Income tax provision	3.7	3.4	15.2	15.5
Restructuring and other charges (credits)	9.2	(1.3)	27.9	23.7
Joint venture restructuring credit	—	—	(0.9)	(0.9)
Loss on asset sales and sale of businesses, net	0.6	115.9	0.6	134.2
Adjusted EBITDA	$149.8	$143.1	$563.7	$549.3

Debt			$1,773.8	$1,748.0
Add: Debt issuance costs			15.5	17.2
Total debt			1,789.3	1,765.2
Less: Cash			(267.1)	(584.0)
Net debt			$1,522.2	$1,181.2

Total Debt to Adjusted EBITDA			3.17	3.21
Net Debt to Adjusted EBITDA			2.70	2.15

Cash Flow
For the six months ended June 30, 2023, cash used in operations was $217.1 million, primarily related to higher accounts receivable and inventory balances due to increased operating levels and input costs and a strategic nickel purchase in 2023 to ensure continuity of supply. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. However, we actively manage our working capital to ensure the required flexibility to meet our strategic objectives. Other significant 2023 operating cash flow items included $50 million in contributions to the U.S. defined benefit pension plans and the payment of 2022 annual incentive compensation. For the six months ended June 30, 2022, cash used in operations was $222.4 million, primarily related to higher accounts receivable and inventory balances, despite improved operating results. Increased operating levels, higher sales, increased raw material values and strategic inventory purchase actions to ensure adequate raw material availability all contributed to these operating cash flow uses. Other significant 2022 operating cash flow items included the payment of 2021 annual incentive compensation.
Cash used in investing activities was $100.8 million in the first six months of 2023, reflecting $103.3 million in capital expenditures primarily related to AA&S transformation projects and various HPMC growth projects. For the six months ended June 30, 2022, cash used in investing activities was $55.7 million, reflecting $54.8 million in capital expenditures. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $1.0 million in the first six months of 2023 and included $50 million of borrowings under the Company’s ABL Credit Facility and $10.1 million of payments for the repurchase of 0.2 million shares of ATI stock under the $150 million repurchase program authorized by our Board of Directors on February 2, 2022. For the six months ended June 30, 2022, cash used in financing activities was $135.6 million and included $89.9 million for repurchase of 3.5 million shares of ATI stock and a $16 million dividend payment to the 40% noncontrolling interest in our PRS joint venture in China.
At June 30, 2023, cash and cash equivalents on hand totaled $267.1 million, a decrease of $316.9 million from year end 2022. Cash and cash equivalents held by our foreign subsidiaries was $110.7 million at June 30, 2023, of which $70.5 million was held by the STAL joint venture.
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
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At June 30, 2023, we had $227.2 million of goodwill on our consolidated balance sheet. All goodwill relates to reporting units in the HPMC segment.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at June 30, 2023.

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
Since the second quarter of 2020, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in the second quarter of 2020 on our U.S. Federal and state deferred tax assets. In 2023 and 2022, ATI continues to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $70.4 million of valuation allowances on amounts recorded in other comprehensive loss as of June 30, 2023.
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
We have certain collective bargaining agreements that include participation in a multiemployer pension plan. Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. A subsidiary of the Company participates in the Steelworkers Western Independent Shops Pension Plan (WISPP) for union-represented employees of our primary titanium operations in Albany, OR, which is funded on an hours-worked basis. Manufacturing operations at this facility were idled throughout 2021 and most of 2022, with a limited number of employees that participate in the WISPP remaining active in maintenance and other functions. It is reasonably possible that a significant reduction or the elimination of hours-worked contributions due to changes in operating rates at this facility could result in a withdrawal liability assessment in a future period. A complete withdrawal liability is estimated to be approximately $27 million on an undiscounted basis, based on information for the plan year ended September 30, 2022, which is the most recent information available from the Plan Administrator. If this complete withdrawal liability was incurred, ATI estimates that payments of the obligation would be required on a straight-line basis over a 15-year period.

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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty materials and changes in international trade duties and other aspects of international trade policy; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages; (h) the risks of business and economic disruption associated with extraordinary events beyond our control, such as war, terrorism, international conflicts, public health issues, such as epidemics or pandemics, natural disasters and climate-related events that may arise in the future; and (i) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2022, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, was amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At June 30, 2023, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax gain of $1.5 million, all of which is in prepaid expenses and other current assets on the balance sheet.

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
At June 30, 2023, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 80% of our forecasted domestic requirements for natural gas for the remainder of 2023, approximately 50% for 2024 and 15% for 2025 are hedged. At June 30, 2023, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $4.0 million, comprised of $0.2 million in prepaid expenses and other current assets, $0.3 million in other long-term assets, $3.6 million in other current liabilities and $0.9 million in other long-term liabilities on the balance sheet. For the three months ended June 30, 2023, natural gas hedging activity increased cost of sales by $2.4 million.
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
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2023, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 8 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 10% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At June 30, 2023, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $0.9 million, comprised of $1.7 million in prepaid expense and other current assets, $2.1 million in other current liabilities and $0.5 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2023, we had no significant outstanding foreign currency forward contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprised of shares repurchased by ATI under the $75 million repurchase program authorized by the Company’s Board of Directors on April 28, 2023 and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2023	484	$38.20	—	$75,000,000
May 1-31, 2023	1,757	$38.14	—	$75,000,000
June 1-30, 2023	—	$—	—	$75,000,000
Total	2,241	$38.15	—	$75,000,000
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.

Item 5.	Other Information

Rule 10b5-1 Plan Elections

James C. Diggs, a member of the Company’s Board of Directors, entered into a pre-arranged stock trading plan on June 9, 2023, which provides for the potential sale of shares of the Company’s Common Stock having an aggregate market value of up to $120,000 between September 8, 2023 and January 31, 2024.
Timothy J. Harris, the Company’s Chief Digital and Information Officer, entered into a pre-arranged stock trading plan on May 10, 2023, which provides for the potential sale of up to 12,858 shares of the Company’s Common Stock between August 10, 2023 and December 29, 2023.
Each of these trading plans was entered into during a open insider trading window and is intended to satisfy the affirmative defense criteria articulated by Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, as well as the Company’s policies and procedures pertaining to transactions in Company securities.

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
ATI INC.
(Registrant)

Date:	August 2, 2023	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)