Form 10-Q
period 2023-09-30
ATI INC
filed 2023-11-02
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 13, 2023, the registrant had outstanding 127,577,212 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$432.9	$584.0
Accounts receivable, net	683.0	579.2
Short-term contract assets	56.6	64.1
Inventories, net	1,353.9	1,195.7
Prepaid expenses and other current assets	73.3	53.4
Total Current Assets	2,599.7	2,476.4
Property, plant and equipment, net	1,626.3	1,549.1
Goodwill	227.2	227.2
Other assets	277.9	192.9
Total Assets	$4,731.1	$4,445.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$435.0	$553.3
Short-term contract liabilities	110.2	149.1
Short-term debt and current portion of long-term debt	37.5	41.7
Other current liabilities	246.6	219.8
Total Current Liabilities	829.3	963.9
Long-term debt	2,147.7	1,706.3
Accrued postretirement benefits	173.2	184.9
Pension liabilities	39.7	225.6
Other long-term liabilities	185.3	207.7
Total Liabilities	3,375.2	3,288.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-132,292,666 shares at September 30, 2023 and 131,392,262 shares at December 31, 2022; outstanding-127,576,395 shares at September 30, 2023 and 128,273,042 shares at December 31, 2022	13.2	13.1
Additional paid-in capital	1,689.5	1,668.1
Retained earnings	398.7	176.9
Treasury stock: 4,716,271 shares at September 30, 2023 and 3,119,220 shares at December 31, 2022	(153.6)	(87.0)
Accumulated other comprehensive loss, net of tax	(708.9)	(725.2)
Total ATI stockholders’ equity	1,238.9	1,045.9
Noncontrolling interests	117.0	111.3
Total Equity	1,355.9	1,157.2
Total Liabilities and Equity	$4,731.1	$4,445.6

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales	$1,025.6	$1,032.0	$3,109.7	$2,825.6

Cost of sales	831.0	848.2	2,512.8	2,297.1
Gross profit	194.6	183.8	596.9	528.5
Selling and administrative expenses	69.8	73.2	235.8	220.7
Restructuring charges (credits)	(0.5)	(2.6)	2.2	(5.0)
Loss on asset sales and sales of businesses, net	0.1	—	0.8	134.2
Operating income	125.2	113.2	358.1	178.6
Nonoperating retirement benefit expense	(16.9)	(6.5)	(50.6)	(18.9)
Interest expense, net	(23.8)	(20.8)	(65.0)	(67.8)
Other income (expense), net	—	(18.5)	1.3	(15.3)
Income before income taxes	84.5	67.4	243.8	76.6
Income tax provision	4.9	3.0	12.9	11.3
Net income	79.6	64.4	230.9	65.3
Less: Net income attributable to noncontrolling interests	3.9	3.3	9.1	11.3
Net income attributable to ATI	$75.7	$61.1	$221.8	$54.0

Basic net income attributable to ATI per common share	$0.59	$0.47	$1.73	$0.43

Diluted net income attributable to ATI per common share	$0.52	$0.42	$1.53	$0.42
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$79.6	$64.4	$230.9	$65.3
Currency translation adjustment
Unrealized net change arising during the period	(9.2)	(30.0)	(14.0)	(59.2)
Reclassification adjustment included in net income	—	—	—	20.0
Total	(9.2)	(30.0)	(14.0)	(39.2)
Derivatives
Net derivatives gain (loss) on hedge transactions	(3.2)	7.7	(20.6)	48.4
Reclassification to net income of net realized loss (gain)	1.8	(7.1)	0.1	(32.5)
Income taxes on derivative transactions	—	—	—	—
Total	(1.4)	0.6	(20.5)	15.9
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	16.0	19.1	47.8	57.6
Prior service cost
Amortization to net income of net prior service credits	(0.1)	(0.1)	(0.4)	(0.4)
Settlement loss included in net income	—	—	—	29.5
Income taxes on postretirement benefit plans	—	—	—	—
Total	15.9	19.0	47.4	86.7
Other comprehensive income (loss), net of tax	5.3	(10.4)	12.9	63.4
Comprehensive income	84.9	54.0	243.8	128.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.8	(6.1)	5.7	(7.1)
Comprehensive income attributable to ATI	$83.1	$60.1	$238.1	$135.8

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Operating Activities:
Net income	$230.9	$65.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	106.6	107.1
Share-based compensation	21.5	20.1
Deferred taxes	2.2	2.2
Net gains from disposal of property, plant and equipment	(0.1)	(1.0)
Loss on sales of businesses	0.6	141.0
Changes in operating assets and liabilities:
Inventories	(158.2)	(212.0)
Accounts receivable	(104.0)	(224.4)
Accounts payable	(108.2)	52.2
Retirement benefits	(241.0)	2.4
Accrued liabilities and other	(81.6)	(52.3)
Cash used in operating activities	(331.3)	(99.4)
Investing Activities:
Purchases of property, plant and equipment	(147.3)	(100.5)
Proceeds from disposal of property, plant and equipment	3.3	1.5
Transaction costs from sales of businesses, net of proceeds	(0.3)	(2.8)
Other	1.1	0.8
Cash used in investing activities	(143.2)	(101.0)
Financing Activities:
Borrowings on long-term debt	425.0	—
Payments on long-term debt and finance leases	(22.0)	(16.6)
Net payments under credit facilities	(7.3)	(16.0)
Debt issuance costs	(6.1)	—
Purchase of treasury stock	(55.1)	(104.9)
Sale of noncontrolling interests	—	0.9
Dividends paid to noncontrolling interests	—	(16.0)
Shares repurchased for income tax withholding on share-based compensation and other	(11.1)	(5.6)
Cash provided by (used in) financing activities	323.4	(158.2)
Decrease in cash and cash equivalents	(151.1)	(358.6)
Cash and cash equivalents at beginning of period	584.0	687.7
Cash and cash equivalents at end of period	$432.9	$329.1
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, June 30, 2022	$13.1	$1,656.6	$38.9	$(36.8)	$(908.9)	$131.0	$893.9
Net income	—	—	61.1	—	—	3.3	64.4
Other comprehensive loss	—	—	—	—	(1.0)	(9.4)	(10.4)
Purchase of treasury stock	—	—	—	(15.0)	—	—	(15.0)
Employee stock plans	—	5.6	—	(0.1)	—	—	5.5
Balance, September 30, 2022	$13.1	$1,662.2	$100.0	$(51.9)	$(909.9)	$124.9	$938.4
Balance, June 30, 2023	$13.2	$1,682.0	$323.0	$(107.9)	$(716.3)	$115.2	$1,309.2
Net income	—	—	75.7	—	—	3.9	79.6
Other comprehensive income (loss)	—	—	—	—	7.4	(2.1)	5.3
Purchase of treasury stock	—	—	—	(45.4)	—	—	(45.4)
Employee stock plans	—	7.5	—	(0.3)	—	—	7.2
Balance, September 30, 2023	$13.2	$1,689.5	$398.7	$(153.6)	$(708.9)	$117.0	$1,355.9

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2021	$12.7	$1,596.7	$72.7	$(4.8)	$(991.7)	$147.1	$832.7
Net income	—	—	54.0	—	—	11.3	65.3
Other comprehensive income (loss)	—		—	—	81.8	(18.4)	63.4
Purchase of treasury stock	—	—	—	(104.9)	—	—	(104.9)
Conversion of convertible notes	0.3	45.4	(26.7)	63.5	—	—	82.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	0.9	0.9
Employee stock plans	0.1	20.1	—	(5.7)	—	—	14.5
Balance, September 30, 2022	$13.1	$1,662.2	$100.0	$(51.9)	$(909.9)	$124.9	$938.4
Balance, December 31, 2022	$13.1	$1,668.1	$176.9	$(87.0)	$(725.2)	$111.3	$1,157.2
Net income	—	—	221.8	—	—	9.1	230.9
Other comprehensive income (loss)	—	—	—	—	16.3	(3.4)	12.9
Purchase of treasury stock	—	—	—	(55.5)	—	—	(55.5)
Employee stock plans	0.1	21.4	—	(11.1)	—	—	10.4
Balance, September 30, 2023	$13.2	$1,689.5	$398.7	$(153.6)	$(708.9)	$117.0	$1,355.9

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

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues (in millions) by global and geographical markets for the third quarters and nine months ended September 30, 2023 and 2022 is included in the following tables.

(in millions)	Third quarter ended
	September 30, 2023			September 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$312.5	$16.9	$329.4	$285.7	$26.9	$312.6
Airframes- Commercial	104.0	99.6	203.6	49.8	81.6	131.4
Defense	39.7	53.1	92.8	38.5	47.6	86.1
Total Aerospace & Defense	456.2	169.6	625.8	374.0	156.1	530.1
Energy:
Oil & Gas	2.5	84.5	87.0	6.9	120.2	127.1
Specialty Energy	20.2	41.7	61.9	26.4	39.2	65.6
Total Energy	22.7	126.2	148.9	33.3	159.4	192.7
Automotive	7.2	40.9	48.1	3.5	66.1	69.6
Medical	28.9	18.6	47.5	22.3	25.1	47.4
Electronics	0.6	44.2	44.8	0.7	47.8	48.5
Construction/Mining	7.7	32.3	40.0	9.5	38.3	47.8
Food Equipment & Appliances	—	16.2	16.2	0.2	45.0	45.2
Other	16.2	38.1	54.3	14.1	36.6	50.7
Total	$539.5	$486.1	$1,025.6	$457.6	$574.4	$1,032.0

(in millions)	Nine months ended
	September 30, 2023			September 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$914.2	$67.0	$981.2	$696.1	$61.8	$757.9
Airframes- Commercial	242.0	295.7	537.7	130.9	200.3	331.2
Defense	131.6	157.8	289.4	120.6	123.6	244.2
Total Aerospace & Defense	1,287.8	520.5	1,808.3	947.6	385.7	1,333.3
Energy:
Oil & Gas	8.6	317.2	325.8	32.1	323.3	355.4
Specialty Energy	75.0	137.8	212.8	88.0	109.3	197.3
Total Energy	83.6	455.0	538.6	120.1	432.6	552.7
Automotive	19.5	140.8	160.3	8.7	227.4	236.1
Construction/Mining	26.9	101.9	128.8	25.8	113.9	139.7
Medical	70.7	53.7	124.4	52.3	70.8	123.1
Electronics	1.8	113.4	115.2	1.9	147.6	149.5
Food Equipment & Appliances	—	58.6	58.6	0.2	141.7	141.9
Other	47.4	128.1	175.5	38.7	110.6	149.3
Total	$1,537.7	$1,572.0	$3,109.7	$1,195.3	$1,630.3	$2,825.6

(in millions)	Third quarter ended
	September 30, 2023			September 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$242.6	$314.2	$556.8	$221.6	$395.5	$617.1
Europe	217.7	49.7	267.4	147.0	53.2	200.2
Asia	37.8	103.4	141.2	60.7	108.9	169.6
Canada	13.1	10.4	23.5	10.0	9.5	19.5
South America, Middle East and other	28.3	8.4	36.7	18.3	7.3	25.6
Total	$539.5	$486.1	$1,025.6	$457.6	$574.4	$1,032.0

(in millions)	Nine months ended
	September 30, 2023			September 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$661.1	$1,052.3	$1,713.4	$557.8	$1,105.6	$1,663.4
Europe	619.7	137.7	757.4	403.3	140.6	543.9
Asia	132.8	316.4	449.2	155.4	328.4	483.8
Canada	41.7	34.9	76.6	33.0	29.9	62.9
South America, Middle East and other	82.4	30.7	113.1	45.8	25.8	71.6
Total	$1,537.7	$1,572.0	$3,109.7	$1,195.3	$1,630.3	$2,825.6
Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Third quarter ended
	September 30, 2023			September 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	42%	52%	47%	52%	57%	54%
Titanium and titanium-based alloys	24%	13%	19%	16%	7%	11%
Precision forgings, castings and components	33%	—%	18%	32%	—%	15%
Precision rolled strip products	1%	19%	9%	—%	22%	12%
Zirconium and related alloys	—%	16%	7%	—%	14%	8%
Total	100%	100%	100%	100%	100%	100%

	Nine months ended
	September 30, 2023			September 30, 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	45%	56%	50%	50%	55%	52%
Precision forgings, castings and components	33%	—%	17%	34%	—%	15%
Titanium and titanium-based alloys	21%	11%	16%	16%	6%	11%
Precision rolled strip products	1%	18%	9%	—%	25%	14%
Zirconium and related alloys	—%	15%	8%	—%	14%	8%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $3.6 billion and $2.7 billion at September 30, 2023 and 2022, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at September 30, 2023 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.

Contract balances
As of September 30, 2023 and December 31, 2022, accounts receivable with customers were $686.7 million and $586.9 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the nine months ended September 30, 2023 and 2022:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	September 30, 2023	September 30, 2022
Balance as of beginning of fiscal year	$7.7	$3.8
Expense to increase the reserve	0.2	0.7
Write-off of uncollectible accounts	(4.2)	(0.6)
Balance as of period end	$3.7	$3.9

(in millions)
Contract Assets
Short-term	September 30, 2023	September 30, 2022
Balance as of beginning of fiscal year	$64.1	$53.9
Recognized in current year	66.6	74.1
Reclassified to accounts receivable	(74.1)	(57.9)
Reclassification to/from long-term and contract liability	—	0.1
Balance as of period end	$56.6	$70.2

(in millions)
Contract Liabilities
Short-term	September 30, 2023	September 30, 2022
Balance as of beginning of fiscal year	$149.1	$116.2
Recognized in current year	61.4	105.3
Amounts in beginning balance reclassified to revenue	(86.7)	(80.8)
Current year amounts reclassified to revenue	(40.9)	(42.9)
Other	(0.1)	0.8
Reclassification to/from long-term and contract asset	27.4	22.1
Balance as of period end	$110.2	$120.7

Long-term (a)	September 30, 2023	September 30, 2022
Balance as of beginning of fiscal year	$66.8	$84.4
Recognized in current year	1.0	9.6
Reclassification to/from short-term	(27.4)	(22.0)
Balance as of period end	$40.4	$72.0
(a) Long-term contract liabilities are included in Other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $7.7 million and $7.3 million as of September 30, 2023 and December 31, 2022, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the three and nine months ended September 30, 2023 was $0.2 million and $0.9 million, respectively. Contract cost amortization expense for the three and nine months ended September 30, 2022 was $0.2 million and $0.7 million, respectively.

Note 3. Inventories
Inventories at September 30, 2023 and December 31, 2022 were as follows (in millions):

	September 30, 2023	December 31, 2022
Raw materials and supplies	$255.4	$213.6
Work-in-process	1,056.0	941.1
Finished goods	127.6	111.9
	1,439.0	1,266.6
Inventory valuation reserves	(85.1)	(70.9)
Total inventories, net	$1,353.9	$1,195.7
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at September 30, 2023 and December 31, 2022 was as follows (in millions):

	September 30, 2023	December 31, 2022
Land	$32.2	$31.5
Buildings and leasehold improvements	655.9	601.6
Equipment	2,984.7	2,895.5
	3,672.8	3,528.6
Accumulated depreciation and amortization	(2,046.5)	(1,979.5)
Total property, plant and equipment, net	$1,626.3	$1,549.1
The construction in progress portion of property, plant and equipment at September 30, 2023 was $267.1 million. Capital expenditures on the consolidated statement of cash flows for the nine months ended September 30, 2023 exclude $28.9 million of incurred but unpaid capital expenditures that were included in property, plant and equipment and accrued at September 30, 2023.
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of September 30, 2023 were $85.0 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners, and in the first quarter of 2022 the Company received $0.9 million from sales of noncontrolling interests to its joint venture partner, which is reported as a financing activity on the consolidated statements of cash flows. Cash and cash equivalents held by this joint venture as of September 30, 2023 were $1.0 million.

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

In March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imports semi-finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the United States Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the United States Department of Commerce in the second quarter of 2020, and the 25% tariff remained in place. Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in the third quarter of 2020. ATI’s share of A&T Stainless results were losses of $0.5 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, and a loss of $0.5 million for the three months ended September 30, 2022 and income of $8.7 million for the nine months ended September 30, 2022, which is included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results. ATI’s share of A&T Stainless results for the nine months ended September 30, 2022 included $9.9 million for ATI’s share of the $19.7 million tariff refund and accrued interest recognized as income by the joint venture in the second quarter of 2022 resulting from a settlement agreement with the U.S. pursuant to which the U.S., without admitting liability, agreed to refund a substantial portion of the Section 232 tariffs previously paid by A&T Stainless.

As of September 30, 2023 and December 31, 2022, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $1.9 million and $3.2 million, respectively. For the September 30, 2023 balance of net receivables, $0.5 million was reported in prepaid expenses and other current assets and $1.4 million in other long-term assets on the consolidated balance sheet, while for December 31, 2022, $0.4 million was reported in prepaid expenses and other current assets and $2.8 million in other long-term assets.

Uniti:
ATI has a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. Uniti is accounted for under the equity method of accounting. ATI’s share of Uniti’s results were losses of $0.2 million for the three months ended September 30, 2023 and income of $0.3 million for the nine months ended September 30, 2023, and income of $1.3 million and $2.5 million for the three and nine months ended September 30, 2022, respectively, which is included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations.

On March 9, 2022, the Company announced the termination of Uniti, LLC. The joint venture is expected to be dissolved in the fourth quarter of 2023. No impairments were recorded as a result of the decision to terminate the Uniti joint venture.
Note 6. Supplemental Financial Statement Information
Other income (expense), net for the three and nine months ended September 30, 2023 and 2022 was as follows:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Rent and royalty income	$0.7	$0.5	$2.0	$1.7
Gains from disposal of property, plant and equipment, net	—	0.1	0.3	0.3
Net equity income (loss) on joint ventures (See Note 5)	(0.7)	0.8	(1.0)	11.2
Litigation reserve	—	(19.9)	—	(28.5)
Total other income (expense), net	$—	$(18.5)	$1.3	$(15.3)

Restructuring
Restructuring charges for the third quarter ended September 30, 2023 were a credit of $0.5 million for a reduction in severance-related reserves related to approximately 10 employees based on changes in planned operating rates and revised workforce reduction estimates. Restructuring charges for the nine months ended September 30, 2023 were a charge of $2.2 million and represent severance for the involuntary reduction of approximately 40 employees across ATI’s domestic operations in conjunction with the continued transformation, partially offset by the credit in the third quarter 2023 discussed above for a reduction in severance-related reserves. Restructuring charges for the third quarter and nine months ended September 30, 2022 were a net credit of $2.6 million and $5.0 million, respectively, for a reduction in severance-related reserves related to approximately 60 and 110 employees, respectively, based on changes in planned operating rates and revised workforce reduction estimates. These amounts were presented as a restructuring credit in the consolidated statements of operations and are excluded from segment EBITDA.
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2022	$9.8
Additions, net	2.2
Payments	(1.1)
Balance at September 30, 2023	$10.9
The $10.9 million restructuring reserve balance at September 30, 2023 includes $6.7 million recorded in other current liabilities and $4.2 million recorded in other long-term liabilities on the consolidated balance sheet.
Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a pre-determined discount rate commensurate with the creditworthiness of ATI. As of September 30, 2023 and December 31, 2022, the Company had $14.0 million and $23.7 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.
Note 7. Debt
Debt at September 30, 2023 and December 31, 2022 was as follows (in millions):

	September 30, 2023	December 31, 2022
ATI Inc. 7.25% Notes due 2030	$425.0	$—
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ATI Inc. 3.5% Convertible Senior Notes due 2025	291.4	291.4
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	11.2	19.4
Finance leases and other	103.3	79.4
Debt issuance costs	(20.7)	(17.2)
Debt	2,185.2	1,748.0
Short-term debt and current portion of long-term debt	37.5	41.7
Long-term debt	$2,147.7	$1,706.3

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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of September 30, 2023. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of September 30, 2023, there were no outstanding borrowings under the revolving portion of the ABL facility, and $31.7 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $17 million bearing an average annual interest rate of 6.5% under the ABL facility for the first nine months of 2023. There were no revolving credit borrowings under the ABL facility during the first nine months of 2022. The Company also has foreign credit facilities, primarily in China, that total $57 million based on September 30, 2023 foreign exchange rates, under which $11.2 million and $19.4 million was drawn as of September 30, 2023 and December 31, 2022, respectively.
2030 Notes
In August 2023, ATI issued $425 million aggregate principal amount of 7.25% Senior Notes due 2030 (2030 Notes). Interest on the 2030 Notes is payable semi-annually in arrears at a rate of 7.25% per year. The 2030 Notes will mature on August 15, 2030. Net proceeds were $418.8 million from this issuance, of which $222 million was used to fund ATI’s U.S. qualified defined benefit pension plan in order to facilitate a pension derisking strategy (see Note 16), and the remaining proceeds were used for liquidity and general corporate purposes. Underwriting fees and other third-party expenses for the issuance of the 2030 Notes were $6.2 million, and are being amortized to interest expense over the 7-year term of the 2030 Notes. The 2030 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The 2030 Notes restrict the Company’s ability to create certain liens, to enter into sale leaseback transactions, guarantee indebtedness and to consolidate or merge all, or substantially all, of its assets. The Company has the option to redeem the 2030 Notes, as a whole or in part, at any time or from time to time, on at least 15 days, but not more than 60 days, prior notice to the holders of the Notes at redemption prices specified in the 2030 Notes. The 2030 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2030 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the 2030 Notes repurchased.

2025 Convertible Notes

As of September 30, 2023, the Company had $291.4 million aggregate principal amount of 3.5% Convertible Notes due 2025 (2025 Convertible Notes) outstanding, which mature on June 15, 2025. As of September 30, 2023 and December 31, 2022, the fair value of the 2025 Convertible Notes was $786 million and $590 million, respectively, based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the third quarters and nine months ended September 30, 2023 and 2022. Remaining deferred issuance costs were $3.4 million and $4.8 million at September 30, 2023 and December 31, 2022, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Contractual coupon rate	$2.5	$2.5	$7.6	$7.6
Amortization of debt issuance costs	0.5	0.4	1.4	1.3
Total interest expense	$3.0	$2.9	$9.0	$8.9

Currently, and prior to the 41st scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the 2025 Convertible Notes, at its option, at a redemption price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest, if the last reported sale price of ATI’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which ATI provides written notice of redemption.

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2023, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 6 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 9% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At September 30, 2023, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At September 30, 2023, the Company hedged approximately 80% of its forecasted domestic requirements for natural gas for the remainder of 2023, approximately 55% for 2024 and approximately 15% for 2025.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euro. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2023, the Company had no significant outstanding foreign currency forward contracts.
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

(In millions) Asset derivatives	Balance sheet location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other current assets	$1.2	$1.4
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	—
Nickel and other raw material contracts	Prepaid expenses and other current assets	2.5	12.5
Natural gas contracts	Prepaid expenses and other current assets	0.1	2.4
Interest rate swap	Other assets	—	0.5
Nickel and other raw material contracts	Other assets	—	0.5
Natural gas contracts	Other assets	0.2	0.7
Total derivatives designated as hedging instruments		$4.2	$18.0
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Other current liabilities	3.3	2.0
Nickel and other raw material contracts	Other current liabilities	5.0	2.1
Natural gas contracts	Other long-term liabilities	0.5	0.5
Nickel and other raw material contracts	Other long-term liabilities	0.5	—
Total derivatives designated as hedging instruments		$9.3	$4.6
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results and are reported as changes within accrued liabilities and other on the consolidated statements of cash flows. There were no outstanding fair value hedges as of September 30, 2023. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 14 for further explanation).
Assuming market prices remain constant with those at September 30, 2023, a pre-tax loss of $4.3 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2023 and 2022 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Three months ended September 30,		Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Nickel and other raw material contracts	$(1.6)	$(0.7)	$(0.4)	$0.8
Natural gas contracts	(1.0)	5.4	(1.4)	4.1
Foreign exchange contracts	0.1	0.5	0.1	0.5
Interest rate swap	0.1	0.6	0.3	—
Total	$(2.4)	$5.8	$(1.4)	$5.4

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Nickel and other raw material contracts	$(8.5)	$16.6	$3.5	$15.3
Natural gas contracts	(7.8)	17.2	(4.6)	9.1
Foreign exchange contracts	0.3	0.9	0.2	0.6
Interest rate swap	0.3	2.1	0.8	(0.3)
Total	$(15.7)	$36.8	$(0.1)	$24.7
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
Note 9. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2023 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$432.9	$432.9	$432.9	$—
Derivative financial instruments:
Assets	4.2	4.2	—	4.2
Liabilities	9.3	9.3	—	9.3
Debt (a)	2,205.9	2,359.3	2,044.8	314.5

The estimated fair value of financial instruments at December 31, 2022 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$584.0	$584.0	$584.0	$—
Derivative financial instruments:
Assets	18.0	18.0	—	18.0
Liabilities	4.6	4.6	—	4.6
Debt (a)	1,765.2	1,964.5	1,665.7	298.8
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total sales:
High Performance Materials & Components	$578.1	$505.0	$1,670.5	$1,325.6
Advanced Alloys & Solutions	551.8	646.8	1,791.0	1,805.5
	1,129.9	1,151.8	3,461.5	3,131.1
Intersegment sales:
High Performance Materials & Components	38.6	47.4	132.8	130.3
Advanced Alloys & Solutions	65.7	72.4	219.0	175.2
	104.3	119.8	351.8	305.5
Sales to external customers:
High Performance Materials & Components	539.5	457.6	1,537.7	1,195.3
Advanced Alloys & Solutions	486.1	574.4	1,572.0	1,630.3
	$1,025.6	$1,032.0	$3,109.7	$2,825.6

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
EBITDA:
High Performance Materials & Components	$115.7	$85.8	$303.9	$214.2
Advanced Alloys & Solutions	50.4	75.8	186.3	255.7
Total segment EBITDA	166.1	161.6	490.2	469.9
Corporate expenses	(12.9)	(14.2)	(48.3)	(47.9)
Closed operations and other expense	(5.1)	(6.3)	(11.3)	(12.8)
Depreciation & amortization (a)	(35.6)	(35.6)	(106.6)	(107.1)
Interest expense, net	(23.8)	(20.8)	(65.0)	(67.8)
Restructuring and other charges	(4.2)	(17.3)	(14.6)	(23.5)
Loss on asset sales and sales of businesses, net	—	—	(0.6)	(134.2)
Income before income taxes	$84.5	$67.4	$243.8	$76.6
a) The following is depreciation & amortization by each business segment:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

High Performance Materials & Components	$16.5	$16.7	$51.8	$51.5
Advanced Alloys & Solutions	17.3	17.1	49.6	50.0
Other	1.8	1.8	5.2	5.6
	$35.6	$35.6	$106.6	$107.1
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic. Results for the nine months ended September 30, 2022 include $34.3 million related to this government sponsored COVID relief in segment EBITDA. HPMC segment nine month 2022 results include $27.5 million for the Aviation Manufacturing Jobs Protection Program and employee retention credits, and AA&S segment nine month 2022 results include $6.8 million in employee retention credits.

Restructuring and other charges of $4.2 million for the third quarter ended September 30, 2023 include $2.8 million of start up costs and $1.9 million of costs associated with an unplanned outage at our Lockport, NY facility, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by a $0.5 million pre-tax credit for restructuring charges, primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates (see Note 6). Restructuring and other charges of $14.6 million for the nine months ended September 30, 2023 include $2.2 million of severance-related restructuring charges (see Note 6) as well as $8.5 million of start up costs, $1.9 million of costs associated with an unplanned outage at our Lockport, NY facility, and $2.0 million primarily for asset write-offs for the closure of our Robinson, PA operations, all of which are included within cost of sales on the consolidated statements of operations. Restructuring and other charges for the third quarter and nine months ended September 30, 2022 include a $19.9 million and $28.5 million charge, respectively, for a litigation reserve, which is reported in other nonoperating income (expense) on the consolidated statement of operations, partially offset by $2.6 million and $5.0 million, respectively, of restructuring credits for a reduction in severance-related reserves (see Note 6).
Depreciation expense in the nine months ended September 30, 2023 includes $0.8 million of accelerated depreciation on fixed assets for the closure of our Robinson, PA operations.
Loss on asset sales and sales of businesses, net, for the nine months ended September 30, 2023 is related to a $0.6 million loss on the sale of the Company’s Northbrook, IL operations, for which no proceeds were received but $0.3 million of transaction costs were paid and reported as an investing activity on the consolidated statement of cash flows. Loss on asset sales and sales of businesses, net, for the nine months ended September 30, 2022 relate to a $141.0 million loss on the sale of the Company’s Sheffield, UK operations, partially offset by a $6.8 million gain from the sale of assets from the Pico Rivera, CA operations.
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
For the three month periods ended September 30, 2023 and 2022, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Service cost - benefits earned during the year	$1.5	$3.0	$0.2	$0.3
Interest cost on benefits earned in prior years	24.0	17.2	2.7	1.9
Expected return on plan assets	(25.7)	(31.6)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.2)	(0.2)
Amortization of net actuarial loss	14.5	15.8	1.5	3.3
Total retirement benefit expense	$14.4	$4.5	$4.2	$5.3

For the nine month periods ended September 30, 2023 and 2022, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost - benefits earned during the year	$4.7	$9.0	$0.5	$0.8
Interest cost on benefits earned in prior years	72.0	52.5	8.2	5.8
Expected return on plan assets	(77.0)	(96.6)	—	—
Amortization of prior service cost (credit)	0.3	0.3	(0.7)	(0.7)
Amortization of net actuarial loss	43.3	47.7	4.5	9.9
Settlement loss	—	29.5	—	—
Total retirement benefit expense	$43.3	$42.4	$12.5	$15.8
In May 2022, the Company completed the sale of its Sheffield, UK operations. As a result of this sale, ATI recognized a $29.5 million settlement loss in the second quarter of 2022, which is recorded in loss on asset sales and sales of businesses, net, on the consolidated statement of operations, related to the amount in accumulated other comprehensive loss for the UK defined benefit pension plan that transferred as part of the sale.
During the third quarter of 2023, ATI contributed $222 million to its U.S. qualified defined benefit pension plan in order to facilitate a pension derisking strategy (see Note 16), bringing contributions for the first nine months of 2023 to $272 million.
Note 12. Income Taxes

The provision for income taxes for the third quarter and nine months ended September 30, 2023 was $4.9 million and $12.9 million, respectively. The provision for income taxes for the third quarter and nine months ended September 30, 2022 was $3.0 million and $11.3 million, respectively. Tax expense in both periods is mainly attributable to the Company’s foreign operations and was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance operations combined with the U.S. jurisdiction. The 2022 calculation excluded the results related to the Company’s Sheffield, UK operations, which was sold in the second quarter of 2022.

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

Note 13. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

(In millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$75.7	$61.1	$221.8	$54.0
Effect of dilutive securities:
3.5% Convertible Senior Notes due 2025	2.7	2.8	7.9	—
Numerator for diluted net income per common share –
Net income attributable to ATI after assumed conversions	$78.4	$63.9	$229.7	$54.0
Denominator:
Denominator for basic net income per common share – weighted average shares	128.1	129.8	128.4	126.9
Effect of dilutive securities:
Share-based compensation	3.3	2.2	2.9	2.0
3.5% Convertible Senior Notes due 2025	18.8	18.8	18.8	—
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	150.2	150.8	150.1	128.9
Basic net income attributable to ATI per common share	$0.59	$0.47	$1.73	$0.43
Diluted net income attributable to ATI per common share	$0.52	$0.42	$1.53	$0.42
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three and nine months ended September 30, 2023. There were no anti-dilutive shares for the three months ended September 30, 2022, and 22.5 million anti-dilutive shares for the nine months ended September 30, 2022.
In February 2022, the Company’s Board of Directors authorized the repurchase of up to $150 million of ATI stock. In addition, in April 2023, the Company’s Board of Directors authorized the repurchase of an additional $75 million of ATI stock. In the three months ended September 30, 2023, ATI used $45.0 million to repurchase 1.0 million shares of its common stock under the $75 million program, and in the nine months ended September 30, 2023, ATI used $55.1 million to repurchase 1.2 million shares of its common stock under both programs. In the three and nine months ended September 30, 2022, ATI used $15.0 million and $104.9 million, respectively, to repurchase 0.5 million and 4.0 million shares, respectively, of its common stock under the $150 million program. Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred in 2023 on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock. The cost of share repurchases for the nine months ended September 30, 2023 of $55.5 million differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes. Repurchases under these programs were or may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The Company’s ongoing stock repurchase programs do not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time by the Company’s Board of Directors without prior notice.

Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three month period ended September 30, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2023		$(712.0)		$(73.6)		$(1.1)		$70.4	$(716.3)
OCI before reclassifications		—		(7.1)		(2.4)		—	(9.5)
Amounts reclassified from AOCI	(a)	12.1	(b)	—	(c)	1.4	(d)	3.4	16.9
Net current-period OCI		12.1		(7.1)		(1.0)		3.4	7.4
Balance, September 30, 2023		$(699.9)		$(80.7)		$(2.1)		$73.8	$(708.9)
Attributable to noncontrolling interests:
Balance, June 30, 2023		$—		$6.4		$—		$—	$6.4
OCI before reclassifications		—		(2.1)		—		—	(2.1)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(2.1)		—		—	(2.1)
Balance, September 30, 2023		$—		$4.3		$—		$—	$4.3
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2022		$(736.1)		$(70.1)		$13.5		$67.5	$(725.2)
OCI before reclassifications		—		(10.6)		(15.7)		—	(26.3)
Amounts reclassified from AOCI	(a)	36.2	(b)	—	(c)	0.1	(d)	6.3	42.6
Net current-period OCI		36.2		(10.6)		(15.6)		6.3	16.3
Balance, September 30, 2023		$(699.9)		$(80.7)		$(2.1)		$73.8	$(708.9)
Attributable to noncontrolling interests:
Balance, December 31, 2022		$—		$7.7		$—		$—	$7.7
OCI before reclassifications		—		(3.4)		—		—	(3.4)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.4)		—		—	(3.4)
Balance, September 30, 2023		$—		$4.3		$—		$—	$4.3

(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 8).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the three month period ended September 30, 2022 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2022		$(883.0)		$(65.1)		$16.8		$22.4	$(908.9)
OCI before reclassifications		—		(20.6)		5.8		—	(14.8)
Amounts reclassified from AOCI	(a)	14.5	(c)	—	(d)	(5.4)	(e)	4.7	13.8
Net current-period OCI		14.5		(20.6)		0.4		4.7	(1.0)
Balance, September 30, 2022		$(868.5)		$(85.7)		$17.2		$27.1	$(909.9)
Attributable to noncontrolling interests:
Balance, June 30, 2022		$—		$17.0		$—		$—	$17.0
OCI before reclassifications		—		(9.4)		—		—	(9.4)
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		(9.4)		—		—	$(9.4)
Balance, September 30, 2022		$—		$7.6		$—		$—	$7.6
The changes in AOCI by component, net of tax, for the nine month period ended September 30, 2022 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2021		$(947.7)		$(64.9)		$5.1		$15.8	$(991.7)
OCI before reclassifications		—		(40.8)		36.8		—	(4.0)
Amounts reclassified from AOCI	(a)	79.2	(b)	20.0	(d)	(24.7)	(e)	11.3	85.8
Net current-period OCI		79.2		(20.8)		12.1		11.3	81.8
Balance, September 30, 2022		$(868.5)		$(85.7)		$17.2		$27.1	$(909.9)
Attributable to noncontrolling interests:
Balance, December 31, 2021		$—		$26.0		$—		$—	$26.0
OCI before reclassifications		—		(18.4)		—		—	(18.4)
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		(18.4)		—		—	$(18.4)
Balance, September 30, 2022		$—		$7.6		$—		$—	$7.6

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

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2023 and 2022 were as follows:

Details about AOCI Components (In millions)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.1	0.1	$0.4	$0.4	(a)
Actuarial losses	(16.0)	(19.1)	(47.8)	(57.6)	(a)
Settlement loss	—	—	—	(29.5)	(b)
	(15.9)	(19.0)	(47.4)	(86.7)	(d)	Total before tax
	(3.8)	(4.5)	(11.2)	(7.5)		Tax expense (benefit) (e)
	$(12.1)	$(14.5)	$(36.2)	$(79.2)		Net of tax

Currency translation adjustment	$—	$—	$—	$(20.0)	(b,d)

Derivatives
Nickel and other raw material contracts	$(0.5)	$1.0	$4.6	$20.1	(c)
Natural gas contracts	(1.8)	5.4	(6.0)	12.0	(c)
Foreign exchange contracts	0.2	0.7	0.3	0.8	(c)
Interest rate swap	0.3	—	1.0	(0.4)	(c)
	(1.8)	7.1	(0.1)	32.5	(d)	Total before tax
	(0.4)	1.7	—	7.8		Tax expense (benefit) (e)
	$(1.4)	$5.4	$(0.1)	$24.7		Net of tax

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
At September 30, 2023, the Company’s reserves for environmental remediation obligations totaled approximately $13 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $3 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Note 16. Subsequent Event
In October 2023, the Company purchased group annuity contracts from an insurer covering approximately 85% of the Company’s U.S. qualified defined benefit pension plan obligations. Under these contracts, the Company transferred the pension obligations and associated assets for approximately 8,200 plan participants to the selected insurance company. This transaction had no impact on the amount, timing or form of the retirement benefit payments to the affected retirees and beneficiaries. To facilitate this pension derisking strategy, the Company completed a voluntary cash out for term vested employees and contributed $222 million to its pension plan in the third quarter of 2023, to fully fund remaining pension liabilities ahead of this annuity transaction. After these actions, the Company’s U.S. qualified defined benefit plan will include approximately 1,900 participants.

In connection with this transaction, the Company expects to recognize a non-cash, non-operating settlement gain in the fourth quarter 2023. The actual settlement gain will depend on the finalization of the actuarial calculations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing 58% of sales for the nine months ended September 30, 2023, led by products for jet engines. Additionally, we have a strong presence in the energy markets, including oil & gas, downstream processing, and specialty energy, as well as the medical and electronics markets. In aggregate, these markets represent more than 80% of our 2023 revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in next-generation jet engines and 3D-printed aerospace products.
Third quarter 2023 sales were flat at $1.03 billion, compared to sales for the third quarter of 2022, as increased demand for commercial aerospace products was offset by recessionary softness in general industrial end markets. Total aerospace and defense sales were 61% of total sales for the third quarter 2023. Gross profit for the third quarter of 2023 was $194.6 million, or 19.0% of sales, compared to $183.8 million, or 17.8% of sales, for the third quarter 2022. This $10.8 million increase in gross profit reflects strong results for our HPMC segment as well as the benefits of our ongoing transformation focused on the key growth markets of aerospace and defense, and our streamlined value-add production capabilities. Third quarter 2023 gross profit includes $2.8 million of start up costs and $1.9 million of costs associated with an unplanned outage at our Lockport, NY melt facility.
Restructuring charges for the third quarter of 2023 and 2022 were credits of $0.5 million and $2.6 million, respectively, for reductions in severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates. Restructuring charges/credits are excluded from segment results. Also, nonoperating income for the third quarter of 2022 included a $19.9 million charge for the settlement of litigation with U.S. Magnesium, LLC related to the closed Rowley, UT titanium sponge production facility. In addition, nonoperating retirement benefit expense increased to $16.9 million in the third quarter of 2023 compared to $6.5 million in the third quarter of 2022, and interest expense increased to $23.8 million in the third quarter of 2023 compared to $20.8 million in the third quarter of 2022 as a result of the issuance in August 2023 of $425 million aggregate principal amount of 7.25% Senior Notes due 2030 (2030 Notes).
Our pre-tax income was $84.5 million in the third quarter of 2023, compared to $67.4 million in the prior year period. Income tax expense for the third quarters of 2023 and 2022 was $4.9 million and $3.0 million, respectively, primarily related to the Company’s foreign operations. ATI continues to maintain a valuation allowance on its U.S. deferred tax assets. Net income attributable to ATI was $75.7 million, or $0.52 per share, in the third quarter of 2023, compared to $61.1 million, or $0.42 per share, for the third quarter of 2022.
Adjusted EBITDA was $148.1 million, or 14.4% of sales, for the third quarter 2023, and $141.1 million, or 13.7% of sales, for the prior year third quarter. EBITDA and Adjusted EBITDA are measures utilized by ATI that we believe are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We categorically define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We categorically define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring charges/credits, strike related costs, long-lived asset impairments and other postretirement/pension curtailment and settlement gains and losses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Liquidity and Financial Condition section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.
Compared to the third quarter 2022, sales increased 18% in the HPMC business segment and decreased 15% in the AA&S business segment. In aggregate, ATI’s aerospace & defense markets sales increased 18% to $626 million in the third quarter 2023, compared to $530 million the third quarter 2022, reflecting increasing demand for commercial aerospace jet engine and airframe products. In the HPMC segment, third quarter 2023 sales of aerospace and defense products increased 22% compared to the prior year period. The decline in the AA&S segment reflects recessionary softness in general industrial end markets. In the AA&S segment, third quarter 2023 sales of commercial aerospace products increased 7% compared to the prior year period.
Results for the first nine months of 2023 were sales of $3.11 billion and income before tax of $243.8 million, compared to sales of $2.83 billion and income before tax of $76.6 million for the first nine months of 2022. Our results for the first nine months of 2023 reflect significant increased demand for commercial aerospace products despite recessionary softness in general industrial end markets. Our gross profit was $596.9 million, or 19.2% of sales, a $68.4 million, or 13%, increase compared to the first nine months of 2022. Gross profit for the first nine months of 2023 includes $8.5 million of start up costs, $1.9 million of costs associated with an unplanned outage at our Lockport, NY melt facility, and $2.0 million primarily for asset write-offs for the closure of our Robinson, PA operations. Results in the first nine months of 2022 include $34.3 million of benefits from management actions to access available grants and other forms of COVID-19 relief available from previously-enacted U.S. legislation. These benefits included a $16.8 million grant under the Aviation Manufacturing Jobs Protection (AMJP) program for our operations in the HPMC segment, and $17.5 million in employee retention credits applicable across all of ATI’s domestic operations, largely for preserving jobs throughout the global pandemic-related economic downturn.
The nine month 2023 results include a $0.6 million loss on the sale of our Northbrook, IL operations. The nine month 2022 results include a $141.0 million loss on the sale of the Sheffield, UK operations, partially offset by a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations as part of the strategy to exit standard stainless products. Restructuring charges for the nine months ended September 30, 2023 were a charge of $2.2 million and represent severance for involuntary reductions across ATI’s domestic operations in conjunction with our continued transformation, partially offset by a credit in the third quarter 2023 discussed above for a reduction in severance-related reserves. The nine months of 2022 included $5.0 million of restructuring-related credits primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates. Both the losses on sales and restructuring charges/credits are excluded from segment results. Other nonoperating income (expense) for the first nine months of 2022 includes a $28.5 million charge for the settlement of litigation with U.S. Magnesium, LLC related to the closed Rowley, UT titanium sponge production facility, partially offset by a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 claims, which is included in AA&S segment results. In addition, nonoperating retirement benefit expense increased to $50.6 million in the nine months of 2023 compared to $18.9 million in the prior year period.

Our pre-tax income was $243.8 million in the first nine months of 2023, compared to $76.6 million in the prior year period. Income tax expense for the nine months of 2023 and 2022 was $12.9 million and $11.3 million, respectively, primarily related to our foreign operations. Net income attributable to ATI was $221.8 million, or $1.53 per share, in the first nine months of 2023, compared to $54.0 million, or $0.42 per share, for the first nine months of 2022.

Compared to the first nine months of 2022, sales increased 29% in the HPMC business segment and decreased 4% in the AA&S business segment. Sales to the aerospace & defense markets in the HPMC segment were 36% higher than the first nine months of 2022, due to improvements in the commercial aerospace market. AA&S sales reflect recessionary softness in general industrial end markets, offset by a 35% increase in the aerospace & defense markets and 5% increase in the energy market.

Comparative information regarding our overall revenues (in millions) by end market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2023 and 2022 is shown below.

	Three months ended		Three months ended
Markets	September 30, 2023		September 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$329.4	32%	$312.6	30%
Airframes- Commercial	203.6	20%	131.4	13%
Defense	92.8	9%	86.1	8%
Total Aerospace & Defense	$625.8	61%	$530.1	51%
Energy:
Oil & Gas	87.0	8%	127.1	12%
Specialty Energy	61.9	6%	65.6	7%
Total Energy	148.9	14%	192.7	19%
Automotive	48.1	5%	69.6	7%
Medical	47.5	5%	47.4	4%
Electronics	44.8	4%	48.5	5%
Construction/Mining	40.0	4%	47.8	5%
Food Equipment & Appliances	16.2	2%	45.2	4%
Other	54.3	5%	50.7	5%
Total	$1,025.6	100%	$1,032.0	100%

	Nine months ended		Nine months ended
Markets	September 30, 2023		September 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$981.2	32%	$757.9	27%
Airframes- Commercial	537.7	17%	331.2	12%
Defense	289.4	9%	244.2	9%
Total Aerospace & Defense	$1,808.3	58%	$1,333.3	48%
Energy:
Oil & Gas	325.8	10%	355.4	13%
Specialty Energy	212.8	7%	197.3	7%
Total Energy	538.6	17%	552.7	20%
Automotive	160.3	5%	236.1	8%
Construction/Mining	128.8	4%	139.7	5%
Medical	124.4	4%	123.1	4%
Electronics	115.2	4%	149.5	5%
Food Equipment & Appliances	58.6	2%	141.9	5%
Other	175.5	6%	149.3	5%
Total	$3,109.7	100%	$2,825.6	100%
For the third quarter 2023, international sales of $469 million, or 46% of total sales, increased from $421 million in the third quarter 2022. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.

Comparative information regarding our major products based on their percentages of revenues are shown below. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Nickel-based alloys and specialty alloys	47%	54%	50%	52%
Titanium and titanium-based alloys	19%	11%	16%	11%
Precision forgings, castings and components	18%	15%	17%	15%
Precision rolled strip products	9%	12%	9%	14%
Zirconium and related alloys	7%	8%	8%	8%
Total	100%	100%	100%	100%

Segment EBITDA for the third quarter 2023 was $166.1 million, or 16.2% of sales, compared to segment EBITDA of $161.6 million, or 15.7% of sales, for the third quarter of 2022. Segment EBITDA for the first nine months of 2023 was $490.2 million, or 15.8% of sales, compared to segment EBITDA of $469.9 million, or 16.6% of sales, for the first nine months of 2022. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, categorically excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Results on our management basis of reporting were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales:
High Performance Materials & Components	$539.5	$457.6	$1,537.7	$1,195.3
Advanced Alloys & Solutions	486.1	574.4	1,572.0	1,630.3
Total external sales	$1,025.6	$1,032.0	$3,109.7	$2,825.6

EBITDA:
High Performance Materials & Components	$115.7	$85.8	$303.9	$214.2
% of Sales	21.5%	18.8%	19.8%	17.9%
Advanced Alloys & Solutions	50.4	75.8	186.3	255.7
% of Sales	10.4%	13.2%	11.9%	15.7%
Total segment EBITDA	$166.1	$161.6	$490.2	$469.9
% of Sales	16.2%	15.7%	15.8%	16.6%

Corporate expenses	(12.9)	(14.2)	(48.3)	(47.9)
Closed operations and other expense	(5.1)	(6.3)	(11.3)	(12.8)
ATI Adjusted EBITDA	148.1	141.1	430.6	409.2

Depreciation & amortization	(35.6)	(35.6)	(106.6)	(107.1)
Interest expense, net	(23.8)	(20.8)	(65.0)	(67.8)
Restructuring and other charges	(4.2)	(17.3)	(14.6)	(23.5)
Loss on asset sales and sales of businesses, net	—	—	(0.6)	(134.2)
Income before income taxes	84.5	67.4	243.8	76.6
Income tax provision	4.9	3.0	12.9	11.3
Net income	79.6	64.4	230.9	65.3
Less: Net income attributable to noncontrolling interests	3.9	3.3	9.1	11.3
Net income attributable to ATI	$75.7	$61.1	$221.8	$54.0
As part of managing the performance of our business, we focus on controlling Managed Working Capital, which we define as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. We exclude the effects of inventory valuation reserves and reserves for uncollectible accounts receivable when computing this non-GAAP performance measure, which is not intended to replace Working Capital or to be used as a measure of liquidity. We assess Managed Working Capital performance as a percentage of the prior three months annualized sales to evaluate the asset intensity of our business. At September 30, 2023, Managed Working Capital increased as a percentage of annualized total ATI sales to 39.9% compared to 30.1% at December 31, 2022. The Managed Working Capital increase was impacted by increased inventory levels in 2023 as a result of additional melt capacity coming on line, increased production levels, and a strategic nickel purchase to ensure continuity of supply, which was funded by a $50 million draw on our ABL credit facility in the second quarter of 2023 that was repaid in the third quarter of 2023. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 5% as of September 30, 2023 compared to year end 2022. Gross inventory turns decreased 12% as of September 30, 2023 compared to year end 2022.

The computations of Managed Working Capital at September 30, 2023 and December 31, 2022, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

	September 30,	December 31,
(In millions)	2023	2022
Accounts receivable	$683.0	$579.2
Short-term contract assets	56.6	64.1
Inventory	1,353.9	1,195.7
Accounts payable	(435.0)	(553.3)
Short-term contract liabilities	(110.2)	(149.1)
Subtotal	1,548.3	1,136.6
Allowance for doubtful accounts	3.7	7.7
Inventory valuation reserves	85.1	70.9
Managed working capital	$1,637.1	$1,215.2
Annualized prior 3 months sales	$4,102.6	$4,041.9
Managed working capital as a % of annualized sales	39.9%	30.1%
Business Segment Results
High Performance Materials & Components Segment
Third quarter 2023 sales were $539.5 million, increasing 18% compared to the third quarter 2022, reflecting increasing commercial aerospace demand. Sales to the commercial aerospace market increased 24%, as airframe sales more than doubled and commercial jet engine sales increased 9%. Overall aerospace and defense market sales were 85% of total HPMC sales in the third quarter of 2023.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2023 and 2022 is as follows:

	Three months ended		Three months ended
Markets	September 30, 2023		September 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$312.5	58%	$285.7	63%
Airframes- Commercial	104.0	20%	49.8	11%
Defense	39.7	7%	38.5	8%
Total Aerospace & Defense	456.2	85%	374.0	82%
Energy:
Oil & Gas	2.5	—%	6.9	1%
Specialty Energy	20.2	4%	26.4	6%
Total Energy	22.7	4%	33.3	7%
Medical	28.9	5%	22.3	5%
Construction/Mining	7.7	1%	9.5	2%
Other	24.0	5%	18.5	4%
Total	$539.5	100%	$457.6	100%

International sales represented 55% of total segment sales for the third quarter 2023, compared to 53% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the three months ended September 30, 2023 and 2022, is as follows:

	Three months ended September 30,
	2023	2022
Nickel-based alloys and specialty alloys	42%	52%
Precision forgings, castings and components	33%	32%
Titanium and titanium-based alloys	24%	16%
Precision rolled strip products	1%	—%
Total	100%	100%

Segment EBITDA in the third quarter 2023 increased to $115.7 million, or 21.5% of total sales, compared to $85.8 million, or 18.8% of total sales, for the third quarter 2022. Strength in the HPMC segment continues to be driven by increased volumes on higher margin next-generation commercial aerospace platforms.

Sales for the first nine months of 2023 were $1.54 billion, increasing 29% compared to the first nine months of 2022, reflecting increasing commercial aerospace demand. Sales to the commercial aerospace market increased 40%, reflecting a 31% increase in commercial jet engines and 85% increase in airframe sales. Sales to the energy markets decreased 30%, mainly due to lower oil and gas sales.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2023 and 2022 is as follows:

	Nine months ended		Nine months ended
Markets	September 30, 2023		September 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$914.2	59%	$696.1	58%
Airframes- Commercial	242.0	16%	130.9	11%
Defense	131.6	9%	120.6	10%
Total Aerospace & Defense	1,287.8	84%	947.6	79%
Energy:
Oil & Gas	8.6	—%	32.1	3%
Specialty Energy	75.0	5%	88.0	7%
Total Energy	83.6	5%	120.1	10%
Medical	70.7	5%	52.3	5%
Construction/Mining	26.9	2%	25.8	2%
Other	68.7	4%	49.5	4%
Total	$1,537.7	100%	$1,195.3	100%

International sales represented 57% of total segment sales for the first nine months of 2023. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the nine months ended September 30, 2023 and 2022, is as follows:

	Nine months ended September 30,
	2023	2022
Nickel-based alloys and specialty alloys	45%	50%
Precision forgings, castings and components	33%	34%
Titanium and titanium-based alloys	21%	16%
Precision rolled strip products	1%	—%
Total	100%	100%

Segment EBITDA in the first nine months of 2023 increased to $303.9 million, or 19.8% of total sales, compared to $214.2 million, or 17.9% of total sales, for the first nine months of 2022. Strength in the HPMC segment continues to be driven by increased volumes on higher margin next-generation commercial aerospace platforms. Results in the first nine months of 2022 included $27.5 million of benefits from the AMJP program and employee retention credits.

HPMC results for the first nine months of 2023, which include the highest quarterly EBITDA margins in the third quarter of 2023 since prior to the COVID-19 pandemic, reflect improving operating leverage from higher production volumes as the aerospace and defense markets continue to grow. We are seeing an ongoing improvement in demand in many of our key end markets, most notably in commercial aerospace. Increasing demand for travel benefits ATI, and we believe we are well positioned to capture this growth in the future. We are investing in additional capacity to meet growing demand, including our recently announced expansion in Richland, Washington, so that we are well-positioned to capitalize on market opportunities. We also continue to invest and adjust work-flow processes to de-bottleneck our critical operations.
Advanced Alloys & Solutions Segment
Third quarter 2023 sales were $486.1 million, decreasing 15% compared to the third quarter of 2022, primarily due to recessionary softness in general industrial end markets. Sales of commercial aerospace products increased by nearly 7% compared to the prior year period, due to a significant increase in commercial airframe demand for various flat-rolled product forms.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2023 and 2022 is shown below.

	Three months ended		Three months ended
Markets	September 30, 2023		September 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$16.9	4%	$26.9	5%
Airframes- Commercial	99.6	20%	81.6	14%
Defense	53.1	11%	47.6	8%
Total Aerospace & Defense	169.6	35%	156.1	27%
Energy:
Oil & Gas	84.5	17%	120.2	21%
Specialty Energy	41.7	9%	39.2	7%
Total Energy	126.2	26%	159.4	28%
Electronics	44.2	9%	47.8	8%
Automotive	40.9	8%	66.1	11%
Construction/Mining	32.3	7%	38.3	7%
Food Equipment & Appliances	16.2	3%	45.0	8%
Other	56.7	12%	61.7	11%
Total	$486.1	100%	$574.4	100%
International sales represented 35% of total segment sales for the third quarter 2023, compared to 31% in the prior year’s third quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the three months ended September 30, 2023 and 2022, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Three months ended September 30,
	2023	2022
Nickel-based alloys and specialty alloys	52%	57%
Precision rolled strip products	19%	22%
Zirconium and related alloys	16%	14%
Titanium and titanium-based alloys	13%	7%
Total	100%	100%

Segment EBITDA was $50.4 million, or 10.4% of sales, for the third quarter 2023, compared to segment EBITDA of $75.8 million, or 13.2% of sales, for the third quarter 2022. Reduced deliveries of nickel based alloys and precision rolled strip products in the third quarter 2023 were only partially offset by increases in titanium plate deliveries. Higher retirement benefit costs negatively impacted 2023 operating margins compared to 2022.
Sales for the first nine months of 2023 were $1.57 billion, decreasing 4% compared to the first nine months of 2022 reflecting recessionary softness in general industrial end markets. Sales to the aerospace & defense markets increased 35%, with a 38% increase in sales of commercial aerospace products, due to a significant increase in commercial airframe demand for various flat-rolled product forms.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2023 and 2022 is shown below.

	Nine months ended		Nine months ended
Markets	September 30, 2023		September 30, 2022
Aerospace & Defense:
Jet Engines- Commercial	$67.0	4%	$61.8	4%
Airframes- Commercial	295.7	19%	200.3	12%
Defense	157.8	10%	123.6	8%
Total Aerospace & Defense	520.5	33%	385.7	24%
Energy:
Oil & Gas	317.2	20%	323.3	20%
Specialty Energy	137.8	9%	109.3	6%
Total Energy	455.0	29%	432.6	26%
Automotive	140.8	9%	227.4	14%
Electronics	113.4	7%	147.6	9%
Construction/Mining	101.9	6%	113.9	7%
Food Equipment & Appliances	58.6	4%	141.7	9%
Other	181.8	12%	181.4	11%
Total	$1,572.0	100%	$1,630.3	100%
International sales represented 33% of total segment sales for the first nine months of 2023. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the nine months ended September 30, 2023 and 2022, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Nine months ended September 30,
	2023	2022
Nickel-based alloys and specialty alloys	56%	55%
Precision rolled strip products	18%	25%
Zirconium and related alloys	15%	14%
Titanium and titanium-based alloys	11%	6%
Total	100%	100%

Segment EBITDA was $186.3 million, or 11.9% of sales, for the first nine months of 2023, compared to segment EBITDA of $255.7 million, or 15.7% of sales, for the first nine months of 2022. A stronger mix of titanium mill products was offset by weaker demand for precision rolled strip products and higher retirement benefit expense, which contributed to the margin decline year over year. The 2022 segment EBITDA includes a $9.9 million benefit from the A&T Stainless joint venture’s settlement of Section 232 tariff claims and $6.8 million of employee retention credits.

With the AA&S business transformation and footprint consolidation complete, we believe we are well positioned for future growth. Sales of commercial airframe flat-form products in the AA&S segment are projected to increase over the longer term due in part to the repositioning of the commercial aerospace supply chain in response to the Russia/Ukraine conflict. With our titanium melt shop in Albany, Oregon fully operational in the third quarter of 2023, we are well positioned to capitalize on the aerospace ramp. The modest investment to restart this facility in Albany, Oregon has helped significantly expand our titanium melt capacity. With customer commitments for ATI titanium being so strong, we are continuing to invest in additional capacity at this facility, bringing online a fourth furnace. We are on track to ramp capacity of the fourth furnace in the first half of 2024, reaching a full run-rate in the second half of 2024. We continue to right-size our costs to offset the demand softness in markets other than aerospace & defense. While availability of raw materials for our melting processes remains adequate during the ongoing Russia/Ukraine conflict, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.
Corporate Items
Corporate expenses for the third quarter of 2023 were $12.9 million, compared to $14.2 million for the third quarter 2022. For the nine months ended September 30, 2023, corporate expenses were $48.3 million, compared to $47.9 million for the nine months ended September 30, 2022.
Closed operations and other expense for the third quarter 2023 was $5.1 million, compared to $6.3 million for the third quarter 2022. For the nine months ended September 30, 2023, closed operations and other expense was $11.3 million, compared to $12.8 million for the nine months ended September 30, 2022. These decreases reflect changes in foreign currency remeasurement impacts primarily related to ATI’s European Treasury operation partially offset by higher costs in 2023 associated with insurance matters at closed operations and increased retirement benefit expense.
The following table shows depreciation & amortization for the relevant periods by each business segment. Depreciation expense in the nine months ended September 30, 2023 includes $0.8 million of accelerated depreciation on fixed assets for the closure of our Robinson, PA operations.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

High Performance Materials & Components	$16.5	$16.7	$51.8	$51.5
Advanced Alloys & Solutions	17.3	17.1	49.6	50.0
Other	1.8	1.8	5.2	5.6
	$35.6	$35.6	$106.6	$107.1
Interest expense, net of interest income, in the third quarter 2023 increased to $23.8 million, compared to $20.8 million for the third quarter 2022, reflecting the issuance of the 2030 Notes during the third quarter 2023. On a year-to-date basis, net interest expense was $65.0 million for the first nine months of 2023 compared to $67.8 million for the first nine months of 2022. Capitalized interest reduced interest expense by $3.3 million in the third quarter 2023 and $2.0 million in the third quarter 2022. For the nine months ended September 30, 2023 and 2022, capitalized interest was $10.0 million and $2.6 million, respectively.
Restructuring and other charges of $4.2 million for the third quarter ended September 30, 2023 include $2.8 million of start up costs and $1.9 million of costs associated with an unplanned outage at our Lockport, NY melt facility, both of which are included within cost of sales on the consolidated statements of operations. These were partially offset by a $0.5 million pre-tax credit for restructuring charges, primarily related to lowered severance-related reserves related to approximately 10 employees based on changes in planned operating rates and revised workforce reduction estimates. Restructuring and other charges of $14.6 million for the nine months ended September 30, 2023 include $2.2 million of severance-related restructuring charges for the involuntary reduction of approximately 40 employees across ATI’s domestic operations in conjunction with our continued transformation, partially offset by the restructuring credit in the third quarter 2023 discussed above, as well as $8.5 million of start up costs, $1.9 million of costs associated with an unplanned power outage at our Lockport, NY melt facility, and $2.0 million primarily for asset write-offs for the closure of our Robinson, PA operations, all of which are included within cost of sales on the consolidated statements of operations. Restructuring and other charges were charges of $17.3 million and $23.5 million for the third quarter and nine months ended September 30, 2022, respectively, reflecting a $19.9 million and $28.5 million charge, respectively, for the settlement of litigation with U.S. Magnesium, LLC related to the closed Rowley, UT titanium sponge production facility, partially offset by credits of $2.6 million and $5.0 million, respectively, for a reduction in severance-related reserves related to approximately 60 and 110 employees, respectively, based on changes in planned operating rates and revised workforce reduction estimates. These items were excluded from segment EBITDA. Cash payments associated with prior restructuring programs were $1.1 million in the first nine months of 2023. Of the $10.9 million of remaining reserves associated with these restructuring actions as of September 30, 2023, $6.7 million are expected to be paid within the next year.
Loss on asset sales and sales of businesses, net, for the nine months ended September 30, 2023 is related to a $0.6 million loss on the sale of the Company’s Northbrook, IL operations for which no proceeds were received but $0.3 million of transaction costs were paid and reported as an investing activity on the consolidated statement of cash flows. Loss on asset sales and sales of businesses, net, for the first nine months of 2022 was $134.2 million, including a $141.0 million loss on the sale of the Company’s Sheffield, UK operations, partially offset by a $6.8 million gain from the sale of assets from our Pico Rivera, CA operations. These items are excluded from segment EBITDA.
Income Taxes
The provision for income taxes for the third quarter and nine months ended September 30, 2023 was $4.9 million and $12.9 million, respectively. The provision for income taxes for the third quarter and nine months ended September 30, 2022 was $3.0 million and $11.3 million, respectively. Tax expense in both periods is mainly attributable to our foreign operations and was based on an estimated annual effective tax rate calculation which included foreign, non-valuation allowance operations combined with the U.S. jurisdiction. The 2022 calculation excluded the results related to our Sheffield, UK operations, which was sold in the second quarter of 2022.
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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. We were in compliance with the fixed charge coverage ratio as of September 30, 2023. Additionally, we must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of our 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by our wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and our undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of September 30, 2023, there were no outstanding borrowings under the revolving portion of the ABL facility, and $31.7 million was utilized to support the issuance of letters of credit. At September 30, 2023, we had $433 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $550 million.
In August 2023, we issued $425 million aggregate principal amount of 7.25% Senior Notes due 2030. Underwriting fees and other third-party expenses for the issuance of the 2030 Notes were $6.2 million, and are being amortized to interest expense over the 7-year term of the 2030 Notes. Net proceeds were $418.8 million from this issuance, of which $222 million was used to fund ATI’s U.S. qualified defined benefit pension plan in order to facilitate a pension derisking strategy (see below for further explanation), and the remaining proceeds were used for liquidity and general corporate purposes.

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

In the first quarter 2023, we made $50 million in voluntary cash contributions to our U.S. qualified defined benefit pension plans to improve the plans’ funded position, and in the third quarter of 2023, we made an additional $222 million in voluntary cash contributions to our U.S. qualified defined benefit pension plans in order to facilitate a pension derisking strategy. In October 2023, we purchased group annuity contracts from an insurer covering approximately 85% of our U.S. qualified defined benefit pension plan obligations. Under these contracts, we transferred the pension obligations and associated assets for approximately 8,200 plan participants to the selected insurance company. This transaction had no impact on the amount, timing or form of the retirement benefit payments to the affected retirees and beneficiaries. To facilitate this pension derisking strategy, we completed a voluntary cash out for term vested employees and contributed $222 million to our pension plan in the third quarter of 2023, to fully fund remaining pension liabilities ahead of this annuity transaction. After these actions, our U.S. qualified defined benefit plan will include approximately 1,900 participants. In connection with this transaction, we expect to recognize a non-cash, non-operating settlement gain in the fourth quarter 2023. The actual settlement gain will depend on the finalization of the actuarial calculations. Based on current actuarial assumptions, we are not required to make any further contributions to these pension plans during fiscal year 2023.
In February 2022, our Board of Directors authorized the repurchase of up to $150 million of ATI stock. In addition, in April 2023, our Board of Directors authorized the repurchase of an additional $75 million of ATI stock. In the three months ended September 30, 2023, we used $45.0 million to repurchase 1.0 million shares of our common stock under the $75 million program, and in the nine months ended September 30, 2023, we used $55.1 million to repurchase 1.2 million shares of our common stock under both programs. As of September 30, 2023 total share repurchase authorization available was $30 million. In the three and nine months ended September 30, 2022, we used $15.0 million and $104.9 million, respectively, to repurchase 0.5 million and 4.0 million shares, respectively, of our common stock under the $150 million program. Repurchases under these programs were or may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The Company’s ongoing stock repurchase programs do not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time by the Company’s Board of Directors without prior notice.
We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs. We do not expect to pay any significant U.S. federal or state income taxes until 2025. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. In addition, we regularly review our capital structure, various financing alternatives and conditions in the debt and equity markets in order to opportunistically enhance our capital structure. In connection therewith, we may seek to refinance or retire existing indebtedness, incur new or additional indebtedness or issue equity or equity-linked securities, in each case, depending on market and other conditions. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
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

Our Debt to Adjusted EBITDA Leverage ratio and Net Debt to Adjusted EBITDA Leverage ratio worsened in the third quarter of 2023 compared to year end 2022, largely due to higher debt balances as well as a decreased cash balance, both resulting from actions discussed above to facilitate our pension derisking strategy. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Three months ended		Latest 12 months ended	Fiscal year ended
	September 30, 2023	September 30, 2022	September 30, 2023	December 31, 2022
Net income attributable to ATI	$75.7	$61.1	$298.7	$130.9
Net income attributable to noncontrolling interests	3.9	3.3	13.4	15.6
Net income	79.6	64.4	312.1	146.5
Interest expense	23.8	20.8	84.6	87.4
Depreciation and amortization	35.6	35.6	142.4	142.9
Income tax provision	4.9	3.0	17.1	15.5
Restructuring and other charges	4.2	17.3	14.8	23.7
Joint venture restructuring credit	—	—	(0.9)	(0.9)
Loss on asset sales and sale of businesses, net	—	—	0.6	134.2
Adjusted EBITDA	$148.1	$141.1	$570.7	$549.3

Debt			$2,185.2	$1,748.0
Add: Debt issuance costs			20.7	17.2
Total debt			2,205.9	1,765.2
Less: Cash			(432.9)	(584.0)
Net debt			$1,773.0	$1,181.2

Total Debt to Adjusted EBITDA			3.87	3.21
Net Debt to Adjusted EBITDA			3.11	2.15
Cash Flow
For the nine months ended September 30, 2023, cash used in operations was $331.3 million, primarily related to $272 million in contributions to the U.S. defined benefit pension plans as well as higher accounts receivable and inventory balances due to increased operating levels and input costs, and a strategic nickel purchase in 2023 to ensure continuity of supply. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. However, we actively manage our working capital to ensure the required flexibility to meet our strategic objectives. Other significant 2023 operating cash flow items included payment of 2022 annual incentive compensation. For the nine months ended September 30, 2022, cash used in operations was $99.4 million, primarily related to higher accounts receivable and inventory balances. Increased operating levels, higher sales including longer collection cycles, increased raw material values and strategic inventory purchase actions to ensure adequate raw material availability all contributed to these operating cash flow uses. Other significant 2022 operating cash flow items included the payment of 2021 annual incentive compensation and receipt of $8.5 million for repayment of working capital advances from A&T Stainless.
Cash used in investing activities was $143.2 million in the first nine months of 2023, reflecting $147.3 million in capital expenditures primarily related to AA&S transformation projects and various HPMC growth projects. For the nine months ended September 30, 2022, cash used in investing activities was $101.0 million, reflecting $100.5 million in capital expenditures. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash provided by financing activities was $323.4 million in the first nine months of 2023 and included $418.8 million of net proceeds from the issuance of the 2030 Notes during the third quarter of 2023 and $55.1 million of payments for the repurchase of 1.2 million shares of ATI stock under our repurchase programs authorized by our Board of Directors. For the nine months ended September 30, 2022, cash used in financing activities was $158.2 million and included $104.9 million for the repurchase of 4.0 million shares of ATI stock and a $16 million dividend payment to the 40% noncontrolling interest in our PRS joint venture in China.
At September 30, 2023, cash and cash equivalents on hand totaled $432.9 million, a decrease of $151.1 million from year end 2022. Cash and cash equivalents held by our foreign subsidiaries was $129.6 million at September 30, 2023, of which $85.0 million was held by the STAL joint venture.

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
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At September 30, 2023, we had $227.2 million of goodwill on our consolidated balance sheet. All goodwill relates to reporting units in the HPMC segment.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at September 30, 2023.
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
Since the second quarter of 2020, our results reflected a three year cumulative loss from U.S. operations. As a result, we established deferred tax asset valuation allowances in the second quarter of 2020 on our U.S. Federal and state deferred tax assets. In 2023 and 2022, ATI continues to maintain income tax valuation allowances on its U.S. Federal and state deferred tax assets. In addition, we have $73.8 million of valuation allowances on amounts recorded in other comprehensive loss as of September 30, 2023.
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
The Company continues to report a lower-than-normal effective tax rate in 2023. Based on projected 2023 results, we expect to exit the three-year cumulative loss condition for U.S. Federal and state jurisdictions at year-end 2023. A portion of the deferred tax valuation allowances would be released if we were to exit the three-year cumulative loss condition due to the Company’s ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. This anticipated benefit is not included within the 2023 effective tax rate and is subject to ongoing additional analysis.

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
The Company is contemplating a voluntarily change in accounting principle for recognizing actuarial gains and losses for its defined benefit pension plans. Under the current policy, the Company defers the recognition of these gains and losses in accumulated other comprehensive loss on the consolidated balance sheet and amortizes these gains/losses into net periodic benefit costs over the average expected remaining life of plan participants. Under the contemplated change in accounting principle, the Company would immediately recognize actuarial gains and losses arising from the remeasurement of its pension plans in nonoperating retirement benefit expense (income) on the Company’s consolidated statement of operations. The Company in contemplating the adoption of this policy change in the fourth quarter of 2023.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The ineffectiveness at hedge inception, determined from the fair value of the swap immediately prior to its July 2019 amendment, was amortized to interest expense over the initial Term Loan swap maturity date of January 12, 2021. Any gain or loss associated with this hedging arrangement is included in interest expense. At September 30, 2023, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax gain of $1.2 million, all of which is in prepaid expenses and other current assets on the balance sheet.
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
At September 30, 2023, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 80% of our forecasted domestic requirements for natural gas for the remainder of 2023, approximately 55% for 2024 and 15% for 2025 are hedged. At September 30, 2023, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $3.5 million, comprised of $0.1 million in prepaid expenses and other current assets, $0.2 million in other long-term assets, $3.3 million in other current liabilities and $0.5 million in other long-term liabilities on the balance sheet. For the three months ended September 30, 2023, natural gas hedging activity increased cost of sales by $1.8 million.
Volatility of Raw Material Prices. We use raw material surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2022, we used approximately 70 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2023, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 6 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is approximately 9% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At September 30, 2023, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $3.0 million, comprised of $2.5 million in prepaid expense and other current assets, $5.0 million in other current liabilities and $0.5 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily the euro. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2023, we had no significant outstanding foreign currency forward contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023	1,800	$43.75	—	$75,000,000
August 1-31, 2023	1,027,778	$43.94	1,024,610	$30,000,006
September 1-30, 2023	2,554	$44.78	—	$30,000,006
Total	1,032,132	$43.94	1,024,610	$30,000,006
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases.

Item 5.	Other Information

Rule 10b5-1 Plan Elections

Elliot S. Davis, the Company’s Senior Vice President, Chief Legal and Compliance Officer, entered into a pre-arranged stock trading plan on September 15, 2023, which provides for the potential sale of up to 84,098 shares of the Company’s Common Stock between December 15, 2023 and May 3, 2024.
This trading plan was entered into during a open insider trading window and is intended to satisfy the affirmative defense criteria articulated by Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, as well as the Company’s policies and procedures pertaining to transactions in Company securities.

Item 6.	Exhibits
(a) Exhibits

4.1
Second Supplemental Indenture, dated August 11, 2023, between the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 11, 2023 (File No. 1-12001)).

4.2	Form of 7.250% Senior Note due 2030 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on August 11, 2023 (File No. 1-12001)).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATI INC.
(Registrant)

Date:	November 2, 2023	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)