Form 10-Q
period 2024-03-31
ATI INC
filed 2024-04-30
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 12, 2024, the registrant had outstanding 124,441,401 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$394.4	$743.9
Accounts receivable, net	720.5	625.0
Short-term contract assets	65.3	59.1
Inventories, net	1,284.9	1,247.5
Prepaid expenses and other current assets	52.8	62.2
Total Current Assets	2,517.9	2,737.7
Property, plant and equipment, net	1,688.9	1,665.9
Goodwill	227.2	227.2
Other assets	348.1	354.3
Total Assets	$4,782.1	$4,985.1
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$482.6	$524.8
Short-term contract liabilities	161.6	163.6
Short-term debt and current portion of long-term debt	27.1	31.9
Other current liabilities	225.8	256.8
Total Current Liabilities	897.1	977.1
Long-term debt	2,146.4	2,147.7
Accrued postretirement benefits	170.6	175.2
Pension liabilities	38.8	39.7
Other long-term liabilities	156.0	164.9
Total Liabilities	3,408.9	3,504.6
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-133,796,517 shares at March 31, 2024 and 132,300,971 shares at December 31, 2023; outstanding-124,441,401 shares at March 31, 2024 and 126,879,099 shares at December 31, 2023	13.4	13.2
Additional paid-in capital	1,703.1	1,697.1
Retained loss	(4.0)	(70.1)
Treasury stock: 9,355,116 shares at March 31, 2024 and 5,421,872 shares at December 31, 2023	(360.1)	(184.0)
Accumulated other comprehensive loss, net of tax	(88.8)	(83.2)
Total ATI stockholders’ equity	1,263.6	1,373.0
Noncontrolling interests	109.6	107.5
Total Equity	1,373.2	1,480.5
Total Liabilities and Equity	$4,782.1	$4,985.1

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended
	March 31, 2024	April 2, 2023
Sales	$1,042.9	$1,038.1

Cost of sales	845.5	844.9
Gross profit	197.4	193.2
Selling and administrative expenses	82.0	80.6
Restructuring charges	0.2	—
Operating income	115.2	112.6
Nonoperating retirement benefit expense	(3.7)	(2.4)
Interest expense, net	(26.6)	(19.9)
Other income, net	0.4	0.6
Income before income taxes	85.3	90.9
Income tax provision	16.9	4.3
Net income	68.4	86.6
Less: Net income attributable to noncontrolling interests	2.3	2.1
Net income attributable to ATI	$66.1	$84.5

Basic net income attributable to ATI per common share	$0.52	$0.66

Diluted net income attributable to ATI per common share	$0.46	$0.58
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended
	March 31, 2024	April 2, 2023
Net income	$68.4	$86.6
Currency translation adjustment
Unrealized net change arising during the period	(6.6)	3.3
Derivatives
Net derivatives loss on hedge transactions	(1.8)	(15.0)
Reclassification to net income of net realized loss (gain)	1.7	(5.5)
Income taxes on derivative transactions	—	—
Total	(0.1)	(20.5)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	1.3	1.5
Prior service cost
Amortization to net income of net prior service credits	(0.1)	(0.1)
Income taxes on postretirement benefit plans	0.3	—
Total	0.9	1.4
Other comprehensive loss, net of tax	(5.8)	(15.8)
Comprehensive income	62.6	70.8
Less: Comprehensive income attributable to noncontrolling interests	2.1	6.5
Comprehensive income attributable to ATI	$60.5	$64.3

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Quarter ended
	March 31, 2024	April 2, 2023
Operating Activities:
Net income	$68.4	$86.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	36.0	35.1
Share-based compensation	6.2	7.1
Deferred taxes	12.0	0.9
Net gains from disposal of property, plant and equipment	—	(0.3)
Changes in operating assets and liabilities:
Inventories	(37.4)	(98.1)
Accounts receivable	(95.6)	(146.4)
Accounts payable	(33.5)	(77.8)
Pension plan contributions	—	(50.0)
Retirement benefits	(3.4)	(5.0)
Accrued liabilities and other	(51.5)	(37.3)
Cash used in operating activities	(98.8)	(285.2)
Investing Activities:
Purchases of property, plant and equipment	(65.8)	(60.4)
Proceeds from disposal of property, plant and equipment	1.0	0.9
Other	1.0	0.2
Cash used in investing activities	(63.8)	(59.3)
Financing Activities:
Payments on long-term debt and finance leases	(7.1)	(5.7)
Net payments under credit facilities	(4.9)	(16.8)
Purchase of treasury stock	(150.0)	(10.1)
Shares repurchased for income tax withholding on share-based compensation and other	(24.9)	(10.7)
Cash used in financing activities	(186.9)	(43.3)
Decrease in cash and cash equivalents	(349.5)	(387.8)
Cash and cash equivalents at beginning of period	743.9	584.0
Cash and cash equivalents at end of period	$394.4	$196.2
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, January 1, 2023	$13.1	$1,668.1	$(480.9)	$(87.0)	$(67.4)	$111.3	$1,157.2
Net income	—	—	84.5	—	—	2.1	86.6
Other comprehensive income (loss)	—	—	—	—	(20.2)	4.4	(15.8)
Purchase of treasury stock	—	—	—	(10.1)	—	—	(10.1)
Employee stock plans	0.1	7.0	—	(10.7)	—	—	(3.6)
Balance, April 2, 2023	$13.2	$1,675.1	$(396.4)	$(107.8)	$(87.6)	$117.8	$1,214.3
Balance, December 31, 2023	$13.2	$1,697.1	$(70.1)	$(184.0)	$(83.2)	$107.5	$1,480.5
Net income	—	—	66.1	—	—	2.3	68.4
Other comprehensive loss	—	—	—	—	(5.6)	(0.2)	(5.8)
Purchase of treasury stock	—	—	—	(151.2)	—	—	(151.2)
Employee stock plans	0.2	6.0	—	(24.9)	—	—	(18.7)
Balance, March 31, 2024	$13.4	$1,703.1	$(4.0)	$(360.1)	$(88.8)	$109.6	$1,373.2

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1. Accounting Policies
The interim consolidated financial statements include the accounts of ATI Inc. and its subsidiaries. Unless the context requires otherwise, “ATI” and “the Company” refer to ATI Inc. and its subsidiaries.
The Company follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years and quarters in this Quarterly Report on Form 10-Q relate to fiscal years and quarters, rather than calendar years and quarters.

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified in order to conform with year 2024 presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2023 financial information has been derived from the Company’s audited consolidated financial statements.
New Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to disclosures about supplier finance programs. Supplier finance programs allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid. This new guidance requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude, using both qualitative and quantitative information about its supplier finance programs. This new guidance, with the exception of annual disclosures on rollforward information, was effective for the Company in fiscal year 2023, and the Company adopted this new accounting guidance effective January 2, 2023. The annual rollforward information disclosures are effective for the Company in fiscal year 2024, with early adoption permitted. The Company did not early adopt this guidance. The adoption of these changes did not have an impact on the Company’s consolidated financial statements other than disclosure requirements, which are included in Note 6.
Pending Accounting Pronouncements
In November 2023, the FASB issued new accounting guidance related to segment reporting disclosures. This guidance requires additional disclosures on an annual and interim basis of segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and the presentation and composition of other segment items, which is the difference between segment revenue less segment expenses and the measure of segment profit or loss. The guidance also requires that all current segment disclosures required on an annual basis be provided on an interim basis and requires disclosure of the title and position of the CODM and how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. This guidance does not change how an entity identifies its reportable segments. This new guidance includes annual disclosure requirements that will be effective for the Company for fiscal year 2024 and quarterly disclosure requirements that will be effective for fiscal year 2025. The guidance must be applied retrospectively and early adoption is permitted. The Company does not expect to early adopt this guidance and does not expect these changes to have an impact on the Company’s consolidated financial statements other than disclosure requirements.

In December 2023, the FASB issued new accounting guidance related to income tax disclosures. This guidance requires entities to disclose specific categories in its annual rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This guidance also requires additional annual disclosures for income taxes paid and requires disaggregation of income before tax, between domestic and foreign, and income tax expense, between federal, state and foreign. This guidance also eliminates several current disclosure requirements related to: (1) the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months, (2) making a statement that an estimate of the range cannot be made, and (3) disclosing the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. This new guidance will be effective for the Company for fiscal year 2025 and must be applied on a prospective basis with retrospective application permitted. Early adoption of this guidance is also permitted. The Company does not expect to early adopt this guidance and does not expect these changes to have an impact on the Company’s consolidated financial statements other than disclosure requirements.
Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues by global and geographical markets for the quarters ended March 31, 2024 and April 2, 2023 is included in the following tables.

(in millions)	Quarter ended
	March 31, 2024			April 2, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$296.9	$14.3	$311.2	$282.5	$28.4	$310.9
Airframes- Commercial	85.7	104.4	190.1	71.0	98.9	169.9
Defense	60.0	54.4	114.4	41.9	53.0	94.9
Total Aerospace & Defense	442.6	173.1	615.7	395.4	180.3	575.7
Energy:
Oil & Gas	3.5	99.0	102.5	2.4	125.1	127.5
Specialty Energy	18.2	37.9	56.1	24.9	57.8	82.7
Total Energy	21.7	136.9	158.6	27.3	182.9	210.2
Medical	35.9	23.2	59.1	17.5	17.5	35.0
Automotive	5.0	51.0	56.0	6.3	53.1	59.4
Electronics	1.0	51.9	52.9	0.5	33.9	34.4
Construction/Mining	6.7	20.5	27.2	8.2	32.2	40.4
Food Equipment & Appliances	—	11.9	11.9	—	21.5	21.5
Other	17.0	44.5	61.5	15.9	45.6	61.5
Total	$529.9	$513.0	$1,042.9	$471.1	$567.0	$1,038.1

(in millions)	Quarter ended
	March 31, 2024			April 2, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$240.7	$330.9	$571.6	$196.5	$391.8	$588.3
Europe	211.5	50.7	262.2	194.2	44.4	238.6
Asia	38.9	77.3	116.2	44.0	109.5	153.5
Canada	15.3	12.3	27.6	12.0	11.2	23.2
South America, Middle East and other	23.5	41.8	65.3	24.4	10.1	34.5
Total	$529.9	$513.0	$1,042.9	$471.1	$567.0	$1,038.1

Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	March 31, 2024			April 2, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	39%	51%	45%	45%	60%	53%
Precision forgings, castings and components	36%	—%	19%	34%	—%	16%
Titanium and titanium-based alloys	24%	12%	18%	20%	8%	14%
Zirconium and related alloys	—%	20%	10%	—%	13%	7%
Precision rolled strip products	1%	17%	8%	1%	19%	10%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $3.9 billion and $3.3 billion at March 31, 2024 and April 2, 2023, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at March 31, 2024 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of March 31, 2024 and December 31, 2023, accounts receivable from customers were $723.6 million and $628.2 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the quarters ended March 31, 2024 and April 2, 2023:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	March 31, 2024	April 2, 2023
Balance as of beginning of year	$3.2	$7.7
Expense to increase the reserve	—	—
Write-off of uncollectible accounts	(0.1)	(0.3)
Balance as of period end	$3.1	$7.4

(in millions)
Contract Assets
Short-term	March 31, 2024	April 2, 2023
Balance as of beginning of year	$59.1	$64.1
Recognized in current year	28.0	20.4
Reclassified to accounts receivable	(21.8)	(31.8)
Balance as of period end	$65.3	$52.7

(in millions)
Contract Liabilities
Short-term	March 31, 2024	April 2, 2023
Balance as of beginning of year	$163.6	$149.1
Recognized in current year	38.1	33.6
Amounts in beginning balance reclassified to revenue	(36.7)	(51.7)
Current year amounts reclassified to revenue	(9.3)	(0.4)
Reclassification to/from long-term	5.9	19.1
Balance as of period end	$161.6	$149.7

Long-term (a)	March 31, 2024	April 2, 2023
Balance as of beginning of year	$39.4	$66.8
Recognized in current year	0.6	1.0
Reclassification to/from short-term	(5.9)	(19.1)
Balance as of period end	$34.1	$48.7
(a) Long-term contract liabilities are included in other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $8.2 million and $8.1 million as of March 31, 2024 and December 31, 2023, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the quarters ended March 31, 2024 and April 2, 2023 was $0.3 million.
Note 3. Inventories
Inventories at March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024	December 31, 2023
Raw materials and supplies	$229.3	$234.9
Work-in-process	1,030.0	973.6
Finished goods	94.7	114.5
	1,354.0	1,323.0
Inventory valuation reserves	(69.1)	(75.5)
Total inventories, net	$1,284.9	$1,247.5
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at March 31, 2024 and December 31, 2023 was as follows (in millions):

	March 31, 2024	December 31, 2023
Land	$31.6	$32.3
Buildings and leasehold improvements	707.1	692.7
Equipment	3,060.1	3,024.3
	3,798.8	3,749.3
Accumulated depreciation and amortization	(2,109.9)	(2,083.4)
Total property, plant and equipment, net	$1,688.9	$1,665.9
The construction in progress portion of property, plant and equipment at March 31, 2024 was $343.3 million. Capital expenditures on the consolidated statement of cash flows for the quarters ended March 31, 2024 and April 2, 2023 exclude $33.0 million and $11.6 million, respectively, of accrued capital expenditures that were included in property, plant and equipment at March 31, 2024 and April 2, 2023, respectively.

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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip (PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of March 31, 2024 were $73.7 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology; however, there is no active development at this time. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners. Cash and cash equivalents held by this joint venture as of March 31, 2024 were $1.0 million.

Equity Method Joint Ventures

A&T Stainless:
The Company has a 50% interest in A&T Stainless, a joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. Tsingshan purchased its 50% joint venture interest in A&T Stainless in 2018 for $17.5 million. The A&T Stainless operations included the Company’s previously-idled direct roll and pickle (DRAP) facility in Midland, PA. ATI provided hot-rolling conversion services to A&T Stainless using the AA&S segment’s HRPF. The DRAP facility has been idled since the third quarter of 2020. ATI accounts for the A&T Stainless joint venture under the equity method of accounting.

ATI’s share of A&T Stainless results were losses of $0.4 million and $0.5 million for the quarters ended March 31, 2024 and April 2, 2023, respectively, which is included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results. As of March 31, 2024 and December 31, 2023, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $1.0 million and $1.5 million, respectively.

Uniti:
ATI had a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. On March 9, 2022, the Company announced the termination of Uniti, LLC. No impairments were recorded as a result of the decision to terminate the Uniti joint venture. Uniti was accounted for under the equity method of accounting. ATI’s share of Uniti’s results was income of $0.2 million for the quarter ended April 2, 2023, which was included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations. The Company received its final distribution in the first quarter of 2024 as a result of the termination, with formal dissolution expected in the second half of 2024.

Note 6. Supplemental Financial Statement Information
Other income (expense), net for the quarters ended March 31, 2024 and April 2, 2023 was as follows:

(in millions)	Quarter ended
	March 31, 2024	April 2, 2023
Rent and royalty income	$0.8	$0.6
Gains from disposal of property, plant and equipment, net	—	0.3
Net equity loss on joint ventures (See Note 5)	(0.4)	(0.3)
Total other income, net	$0.4	$0.6
Restructuring
Restructuring charges for the quarter ended March 31, 2024 were $0.2 million, primarily for the involuntary termination of several employees in ATI’s domestic operations. These amounts were presented as a restructuring charge in the consolidated statements of operations and are excluded from segment EBITDA.
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2023	$15.2
Additions, net	0.2
Payments	(1.5)
Balance at March 31, 2024	$13.9
The $13.9 million restructuring reserve balance at March 31, 2024 includes $9.7 million recorded in other current liabilities and $4.2 million recorded in other long-term liabilities on the consolidated balance sheet.
Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a pre-determined discount rate commensurate with the creditworthiness of ATI. As of March 31, 2024 and December 31, 2023, the Company had $18.4 million and $15.6 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.

Note 7. Debt
Debt at March 31, 2024 and December 31, 2023 was as follows (in millions):

	March 31, 2024	December 31, 2023
ATI Inc. 7.25% Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ATI Inc. 3.5% Convertible Senior Notes due 2025	291.4	291.4
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	—	5.0
Finance leases and other	100.6	102.8
Debt issuance costs	(18.5)	(19.6)
Debt	2,173.5	2,179.6
Short-term debt and current portion of long-term debt	27.1	31.9
Long-term debt	$2,146.4	$2,147.7

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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of March 31, 2024. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of March 31, 2024, there were no outstanding borrowings under the revolving portion of the ABL facility, and $31.7 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL facility during the first quarter of 2024 or 2023. The Company also has foreign credit facilities, primarily in China, that total $57 million based on March 31, 2024 foreign exchange rates, none of which was drawn as of March 31, 2024 and $5.0 million of which was drawn as of December 31, 2023.

2025 Convertible Notes

As of March 31, 2024, the Company had $291.4 million aggregate principal amount of 3.5% Convertible Notes due 2025 (2025 Convertible Notes) outstanding, which mature on June 15, 2025. As of March 31, 2024 and December 31, 2023, the fair value of the 2025 Convertible Notes was $967 million and $864 million, respectively, based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the quarters ended March 31, 2024 and April 2, 2023. Remaining deferred issuance costs were $2.4 million and $2.9 million at March 31, 2024 and December 31, 2023, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Quarter ended
(in millions)	March 31, 2024	April 2, 2023
Contractual coupon rate	$2.5	$2.5
Amortization of debt issuance costs	0.5	0.5
Total interest expense	$3.0	$3.0

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2024, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 2 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is less than 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At March 31, 2024, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At March 31, 2024, the Company hedged approximately 70% of its forecasted domestic requirements for natural gas for the remainder of 2024 and approximately 35% for 2025.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2024, the Company had no material outstanding foreign currency forward contracts.
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

(In millions) Asset derivatives	Balance sheet location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other current assets	$0.4	$0.7
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	0.1
Natural gas contracts	Other assets	—	0.1
Total derivatives designated as hedging instruments		$0.5	$0.9
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Other current liabilities	5.4	5.6
Nickel and other raw material contracts	Other current liabilities	4.5	7.5
Natural gas contracts	Other long-term liabilities	0.8	1.1
Total derivatives designated as hedging instruments		$10.7	$14.2
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of March 31, 2024. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 14 for further explanation).
Assuming market prices remain constant with those at March 31, 2024, a pre-tax loss of $9.4 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the quarters ended March 31, 2024 and April 2, 2023 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Quarter ended		Quarter ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Nickel and other raw material contracts	$(0.2)	$(5.3)	$—	$5.3
Natural gas contracts	(1.4)	(6.1)	(1.8)	(1.4)
Foreign exchange contracts	0.2	0.1	0.2	0.1
Interest rate swap	—	(0.1)	0.3	0.2
Total	$(1.4)	$(11.4)	$(1.3)	$4.2

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
Note 9. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2024 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$394.4	$394.4	$394.4	$—
Derivative financial instruments:
Assets	0.5	0.5	—	0.5
Liabilities	10.7	10.7	—	10.7
Debt (a)	2,192.0	2,836.8	2,536.2	300.6

The estimated fair value of financial instruments at December 31, 2023 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$743.9	$743.9	$743.9	$—
Derivative financial instruments:
Assets	0.9	0.9	—	0.9
Liabilities	14.2	14.2	—	14.2
Debt (a)	2,199.2	2,746.7	2,438.9	307.8
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
Note 10. Business Segments
The Company operates under two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). The measure of segment EBITDA categorically excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other expenses, charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, pension remeasurement gains/losses, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Quarter ended
	March 31, 2024	April 2, 2023
Total sales:
High Performance Materials & Components	$571.9	$529.6
Advanced Alloys & Solutions	560.7	625.8
	1,132.6	1,155.4
Intersegment sales:
High Performance Materials & Components	42.0	58.5
Advanced Alloys & Solutions	47.7	58.8
	89.7	117.3
Sales to external customers:
High Performance Materials & Components	529.9	471.1
Advanced Alloys & Solutions	513.0	567.0
	$1,042.9	$1,038.1

	Quarter ended
	March 31, 2024	April 2, 2023
EBITDA:
High Performance Materials & Components	$97.6	$81.6
Advanced Alloys & Solutions	71.8	83.7
Total segment EBITDA	169.4	165.3
Corporate expenses	(17.1)	(16.9)
Closed operations and other expense	(1.3)	(1.3)
Depreciation & amortization (a)	(36.0)	(35.1)
Interest expense, net	(26.6)	(19.9)
Restructuring and other charges	(3.1)	(1.2)
Income before income taxes	$85.3	$90.9
a) The following is depreciation & amortization by each business segment:

	Quarter ended
	March 31, 2024	April 2, 2023

High Performance Materials & Components	$16.3	$17.4
Advanced Alloys & Solutions	18.0	16.1
Other	1.7	1.6
	$36.0	$35.1
Restructuring and other charges of $3.1 million for the quarter ended March 31, 2024 include $2.9 million of start up costs, which are included within cost of sales on the consolidated statements of operations, and $0.2 million of restructuring charges (see Note 6). Restructuring and other charges for the quarter ended April 2, 2023 include $1.2 million of start up costs, which are classified within cost of sales on the consolidated statements of operations.
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
For the quarters ended March 31, 2024 and April 2, 2023, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Quarter ended		Quarter ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Service cost - benefits earned during the year	$1.5	$1.6	$0.1	$0.2
Interest cost on benefits earned in prior years	4.1	24.0	2.5	2.7
Expected return on plan assets	(4.1)	(25.7)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.2)	(0.2)
Amortization of net actuarial loss	—	—	1.3	1.5
Total retirement benefit expense	$1.6	$—	$3.7	$4.2

Note 12. Income Taxes
The Company’s effective tax rate was 19.8%, resulting in an income tax provision of $16.9 million for the quarter ended March 31, 2024. The Company’s effective tax rate was 4.7%, resulting in an income tax provision of $4.3 million for the quarter ended April 2, 2023. The effective tax rate for the quarter ended March 31, 2024 included discrete tax benefits, primarily $3.0 million for share-based compensation. The Company’s effective tax rate for the quarter ended April 2, 2023 was impacted by the net valuation allowance position in the U.S. and the Company’s foreign earnings.
Note 13. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

(In millions, except per share amounts)	Quarter ended
	March 31, 2024	April 2, 2023
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$66.1	$84.5
Effect of dilutive securities:
3.5% Convertible Senior Notes due 2025	2.1	2.6
Numerator for diluted net income per common share –
Net income attributable to ATI after assumed conversions	$68.2	$87.1
Denominator:
Denominator for basic net income per common share – weighted average shares	126.2	128.5
Effect of dilutive securities:
Share-based compensation	2.5	2.8
3.5% Convertible Senior Notes due 2025	18.8	18.8
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	147.5	150.1
Basic net income attributable to ATI per common share	$0.52	$0.66
Diluted net income attributable to ATI per common share	$0.46	$0.58
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the quarters ended March 31, 2024 and April 2, 2023.
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $150 million in November 2023. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter ended March 31, 2024, ATI used $150.0 million to repurchase 3.4 million shares of its common stock under the Share Repurchase Program. In the quarter ended April 2, 2023, ATI used $10.1 million to repurchase 0.2 million shares of its common stock under the Share Repurchase Program. At March 31, 2024, the Company has utilized the full amount currently authorized under the Share Repurchase Program.
The Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock. The cost of share repurchases for the quarter ended March 31, 2024 of $151.2 million differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes.

Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the quarter ended March 31, 2024 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2023		$(32.5)		$(68.4)		$(6.4)		$24.1	$(83.2)
OCI before reclassifications		—		(6.4)		(1.4)		—	(7.8)
Amounts reclassified from AOCI	(a)	0.9	(b)	—	(c)	1.3	(d)	—	2.2
Net current-period OCI		0.9		(6.4)		(0.1)		—	(5.6)
Balance, March 31, 2024		$(31.6)		$(74.8)		$(6.5)		$24.1	$(88.8)
Attributable to noncontrolling interests:
Balance, December 31, 2023		$—		$7.3		$—		$—	$7.3
OCI before reclassifications		—		(0.2)		—		—	(0.2)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.2)		—		—	(0.2)
Balance, March 31, 2024		$—		$7.1		$—		$—	$7.1
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 8).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.
The changes in AOCI by component, net of tax, for the quarter ended April 2, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, January 1, 2023		$(34.7)		$(70.1)		$13.5		$23.9	$(67.4)
OCI before reclassifications		—		(1.1)		(11.4)		—	(12.5)
Amounts reclassified from AOCI	(a)	1.1	(b)	—	(c)	(4.2)	(d)	(4.6)	(7.7)
Net current-period OCI		1.1		(1.1)		(15.6)		(4.6)	(20.2)
Balance, April 2, 2023		$(33.6)		$(71.2)		$(2.1)		$19.3	$(87.6)
Attributable to noncontrolling interests:
Balance, January 1, 2023		$—		$7.7		$—		$—	$7.7
OCI before reclassifications		—		4.4		—		—	4.4
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		4.4		—		—	$4.4
Balance, April 2, 2023		$—		$12.1		$—		$—	$12.1
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
Reclassifications out of AOCI for the quarters ended March 31, 2024 and April 2, 2023 were as follows:

Details about AOCI Components (In millions)	Three months ended March 31, 2024	Three months ended April 2, 2023		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.1	0.1	(a)
Actuarial losses	(1.3)	(1.5)	(a)
	(1.2)	(1.4)	(c)	Total before tax
	(0.3)	(0.3)		Tax benefit (d)
	$(0.9)	$(1.1)		Net of tax

Derivatives
Nickel and other raw material contracts	$—	$6.9	(b)
Natural gas contracts	(2.4)	(1.8)	(b)
Foreign exchange contracts	0.3	0.1	(b)
Interest rate swap	0.4	0.3	(b)
	(1.7)	5.5	(c)	Total before tax
	(0.4)	1.3		Tax expense (benefit) (d)
	$(1.3)	$4.2		Net of tax

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
(c)For pre-tax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of operations.
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

At March 31, 2024, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3 million for owned or controlled sites at which Company operations have been or plan to be discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, one of which was the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act included, among other items, provisions relating to refundable employee retention payroll tax credits. The Company applied for these employee retention tax credits and recognized a portion of the benefit from these credits as they were received in the statement of operations in the fiscal year ended December 31, 2022. Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. As of March 31, 2024, we have approximately $28 million of deferred retention tax credits with statute of limitations beginning to expire during the second quarter of 2024 and continuing through 2027. Based on when the Company received the retention tax credits, $17 million of the deferred retention tax credits have a statute of limitations that expire in 2024 with the remaining expirations occurring in 2025 and 2027. There is pending legislation that could extend the statute of limitations, which would impact the timing of the expected recognition of these credits if and when such legislation is passed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing 59% of sales for the quarter ended March 31, 2024, led by products for jet engines and airframes. Additionally, we have a strong presence in the energy markets, including specialty energy, oil & gas and downstream processing, as well as the medical and electronics markets. In aggregate, these markets represented 85% of our quarter ended March 31, 2024 sales. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in latest generation jet engines and 3D-printed aerospace products.
ATI follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years and quarters in this Quarterly Report on Form 10-Q relate to fiscal years and quarters, rather than calendar years and quarters.

First quarter 2024 sales of $1.04 billion were flat compared to sales for the first quarter of 2023, as increases in the sales to the aerospace & defense, medical and electronics markets were offset by softness in the energy market. Total aerospace & defense sales were 59% of total sales for the first quarter 2024 compared to 56% for the first quarter of 2023. Gross profit for the first quarter of 2024 was $197.4 million, or 18.9% of sales, an increase compared to $193.2 million, or 18.6% of sales, for the first quarter 2023, despite outages and weather impacts in the first quarter of 2024. The first quarter of 2024 and 2023 gross profit includes $2.9 million and $1.2 million, respectively, of start up costs, which are excluded from segment EBITDA.
Restructuring charges for the first quarter of 2024 were $0.2 million, primarily for the involuntary termination of several employees in ATI’s domestic operations. In addition, interest expense increased to $26.6 million in the first quarter of 2024 compared to $19.9 million in the first quarter of 2023 as a result of the issuance in August 2023 of $425 million aggregate principal amount of 7.25% Senior Notes due 2030 (2030 Notes).
Our pre-tax income was $85.3 million in the first quarter of 2024, compared to $90.9 million in the prior year period. Our effective tax rate was 19.8%, resulting in an income tax provision of $16.9 million for the quarter ended March 31, 2024. Our effective tax rate was 4.7%, resulting in an income tax provision of $4.3 million for the quarter ended April 2, 2023. The effective tax rate for the quarter ended March 31, 2024 included discrete tax benefits, primarily $3.0 million for share-based compensation. The effective tax rate for the quarter ended April 2, 2023 was impacted by the net valuation allowance position in the U.S. and our foreign earnings. Net income attributable to ATI was $66.1 million, or $0.46 per share, in the first quarter of 2024, compared to $84.5 million, or $0.58 per share, for the first quarter of 2023.
Adjusted EBITDA was $151.0 million, or 14.5% of sales, for the first quarter 2024, and $147.1 million, or 14.2% of sales, for the prior year first quarter. EBITDA and Adjusted EBITDA are measures utilized by ATI to analyze the performance and results of our business. Further, we believe these measures are useful to investors and industry analysts because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We categorically define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We categorically define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring and other charges/credits, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, and other postretirement/pension curtailment and settlement gains and losses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Liquidity and Financial Condition section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.

Compared to the first quarter 2023, sales increased 13% in the HPMC business segment and decreased 10% in the AA&S business segment. In aggregate, ATI’s aerospace & defense markets sales increased 7% to $616 million in the first quarter 2024, compared to $576 million the first quarter 2023, reflecting increases in commercial aerospace airframe and defense products. In the HPMC segment, first quarter 2024 sales of aerospace & defense products increased 12%, and sales to the medical market more than doubled compared to the prior year period. The decline in the AA&S segment reflects prolonged recovery in general industrial end markets.
Comparative information regarding our overall revenues (in millions) by end market and their respective percentages of total revenues for the quarters ended March 31, 2024 and April 2, 2023 is shown below.

	Quarter ended		Quarter ended
Markets	March 31, 2024		April 2, 2023
Aerospace & Defense:
Jet Engines- Commercial	$311.2	30%	$310.9	30%
Airframes- Commercial	190.1	18%	169.9	17%
Defense	114.4	11%	94.9	9%
Total Aerospace & Defense	$615.7	59%	$575.7	56%
Energy:
Oil & Gas	102.5	10%	127.5	12%
Specialty Energy	56.1	5%	82.7	8%
Total Energy	158.6	15%	210.2	20%
Medical	59.1	6%	35.0	3%
Automotive	56.0	5%	59.4	6%
Electronics	52.9	5%	34.4	3%
Construction/Mining	27.2	3%	40.4	4%
Food Equipment & Appliances	11.9	1%	21.5	2%
Other	61.5	6%	61.5	6%
Total	$1,042.9	100%	$1,038.1	100%
For the first quarter 2024, international sales increased to $471 million, or 45% of total sales, from $450 million, or 43% of total sales, in the first quarter 2023. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.

Comparative information regarding our major products based on their percentages of revenues are shown below. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	March 31, 2024	April 2, 2023
Nickel-based alloys and specialty alloys	45%	53%
Precision forgings, castings and components	19%	16%
Titanium and titanium-based alloys	18%	14%
Zirconium and related alloys	10%	7%
Precision rolled strip products	8%	10%
Total	100%	100%

Segment EBITDA for the first quarter 2024 was $169.4 million, or 16.2% of sales, compared to segment EBITDA of $165.3 million, or 15.9% of sales, for the first quarter of 2023. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, categorically excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, pension remeasurement gains/losses, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Results on our management basis of reporting were as follows (in millions):

	Quarter ended
	March 31, 2024	April 2, 2023
Sales:
High Performance Materials & Components	$529.9	$471.1
Advanced Alloys & Solutions	513.0	567.0
Total external sales	$1,042.9	$1,038.1

EBITDA:
High Performance Materials & Components	$97.6	$81.6
% of Sales	18.4%	17.3%
Advanced Alloys & Solutions	71.8	83.7
% of Sales	14.0%	14.8%
Total segment EBITDA	$169.4	$165.3
% of Sales	16.2%	15.9%

Corporate expenses	(17.1)	(16.9)
Closed operations and other expense	(1.3)	(1.3)
ATI Adjusted EBITDA	151.0	147.1

Depreciation & amortization	(36.0)	(35.1)
Interest expense, net	(26.6)	(19.9)
Restructuring and other charges	(3.1)	(1.2)
Income before income taxes	85.3	90.9
Income tax provision	16.9	4.3
Net income	68.4	86.6
Less: Net income attributable to noncontrolling interests	2.3	2.1
Net income attributable to ATI	$66.1	$84.5
As part of managing the performance of our business, we focus on Managed Working Capital, which we define as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. We exclude the effects of inventory valuation reserves and reserves for uncollectible accounts receivable when computing this non-GAAP performance measure, which is not intended to replace Working Capital or to be used as a measure of liquidity.
We employ several strategies to actively manage our Managed Working Capital, seeking to effectively balance the need to maintain appropriate levels of Managed Working Capital to support our growth and operations, while deploying our cash efficiently. Our strategies to actively manage our Managed Working Capital include, but are not limited to, taking advantage of favorable customer and supplier payment terms, participating in customer and supplier financing programs, managing the timing of purchases of raw materials, and leveling manufacturing process throughput and shipping to limit periodic increases in Managed Working Capital. We assess Managed Working Capital performance as a percentage of the prior three months annualized sales to evaluate the asset intensity of our business.
At March 31, 2024, Managed Working Capital increased as a percentage of annualized sales to 35.9% compared to 31.1% at December 31, 2023. The increase in Managed Working Capital as a percentage of annualized sales was due in part to seasonal and strategic inventory builds and timing of shipments late in the first quarter of 2024. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 17% as of March 31, 2024 compared to year end 2023. Gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, worsened by 4% as of March 31, 2024 compared to year end 2023. We continue efforts to focus on operational improvements to positively impact the inventory intensity of our business and alleviate the required investment of Managed Working Capital in our growing business, however, the first quarter historically sees an increase in Managed Working Capital to support the coming year’s operations.
The computations of Managed Working Capital at March 31, 2024 and December 31, 2023, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows:

	March 31,	December 31,
(In millions)	2024	2023
Accounts receivable	$720.5	$625.0
Short-term contract assets	65.3	59.1
Inventory	1,284.9	1,247.5
Accounts payable	(482.6)	(524.8)
Short-term contract liabilities	(161.6)	(163.6)
Subtotal	1,426.5	1,243.2
Allowance for doubtful accounts	3.1	3.2
Inventory valuation reserves	69.1	75.5
Managed working capital	$1,498.7	$1,321.9
Annualized prior 3 months sales	$4,171.6	$4,255.8
Managed working capital as a % of annualized sales	35.9%	31.1%
Business Segment Results
High Performance Materials & Components Segment
First quarter 2024 sales were $529.9 million, increasing 13% compared to the first quarter 2023, primarily due to continued strong demand in aerospace & defense markets as well as increased medical market sales, which more than doubled compared to the first quarter of 2023. Sales to the commercial aerospace market increased 8%, as airframe sales increased 21% and commercial jet engine sales increased 5%, and sales to the defense market increased 43%. Overall aerospace & defense market sales were 84% of total HPMC sales in the first quarter of 2024.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended March 31, 2024 and April 2, 2023 is as follows:

	Quarter ended		Quarter ended
Markets	March 31, 2024		April 2, 2023
Aerospace & Defense:
Jet Engines- Commercial	$296.9	56%	$282.5	60%
Airframes- Commercial	85.7	16%	71.0	15%
Defense	60.0	12%	41.9	9%
Total Aerospace & Defense	442.6	84%	395.4	84%
Medical	35.9	7%	17.5	4%
Energy:
Oil & Gas	3.5	1%	2.4	1%
Specialty Energy	18.2	3%	24.9	5%
Total Energy	21.7	4%	27.3	6%
Construction/Mining	6.7	1%	8.2	2%
Other	23.0	4%	22.7	4%
Total	$529.9	100%	$471.1	100%

International sales represented 55% of total segment sales for the first quarter 2024, compared to 58% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the quarters ended March 31, 2024 and April 2, 2023, is as follows:

	Quarter ended
	March 31, 2024	April 2, 2023
Nickel-based alloys and specialty alloys	39%	45%
Precision forgings, castings and components	36%	34%
Titanium and titanium-based alloys	24%	20%
Precision rolled strip products	1%	1%
Total	100%	100%

Segment EBITDA in the first quarter 2024 increased to $97.6 million, or 18.4% of total sales, compared to $81.6 million, or 17.3% of total sales, for the first quarter 2023. Strength in the HPMC segment continues to be driven by content on higher margin latest generation commercial aerospace platforms.

Despite fourth quarter 2023 melt-related challenges that impacted first quarter sales, HPMC results for the first quarter of 2024 reflected year-over-year improved operating leverage as we continue to experience increasing demand from the aerospace & defense markets. To meet increased demand and capitalize on market opportunities, we continue to invest, including hiring new employees within the segment in the first quarter of 2024 as well as the continuation of our titanium melt expansion in Richland, Washington. Furthermore, our commitment to continuous improvement is resulting in adjustments to our work-flow processes to de-bottleneck our critical operations. We believe that these investments, strong backlog and our LTAs with aerospace market OEMs for our specialty materials, including powders, parts and components, position the HPMC segment for profitable growth for the next several years.
Advanced Alloys & Solutions Segment
First quarter 2024 sales were $513.0 million, decreasing 10% compared to the first quarter of 2023, primarily due to prolonged recovery in general industrial end markets, especially energy. In addition, sales to the overall aerospace & defense market declined 4% compared to the first quarter of 2023 primarily due to declines in sales for jet engines resulting from the timing of customer orders. Recovery in some industrial markets is beginning to show, including sales to the electronic and medical markets that increased 53% and 33%, respectively, compared to prior year.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended March 31, 2024 and April 2, 2023 is shown below.

	Quarter ended		Quarter ended
Markets	March 31, 2024		April 2, 2023
Aerospace & Defense:
Jet Engines- Commercial	$14.3	3%	$28.4	5%
Airframes- Commercial	104.4	20%	98.9	17%
Defense	54.4	11%	53.0	10%
Total Aerospace & Defense	173.1	34%	180.3	32%
Energy:
Oil & Gas	99.0	19%	125.1	22%
Specialty Energy	37.9	8%	57.8	10%
Total Energy	136.9	27%	182.9	32%
Electronics	51.9	10%	33.9	6%
Automotive	51.0	10%	53.1	9%
Medical	23.2	4%	17.5	3%
Construction/Mining	20.5	4%	32.2	6%
Food Equipment & Appliances	11.9	2%	21.5	4%
Other	44.5	9%	45.6	8%
Total	$513.0	100%	$567.0	100%

International sales represented 36% of total segment sales for the first quarter 2024, compared to 31% in the prior year’s first quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended March 31, 2024 and April 2, 2023, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Quarter ended
	March 31, 2024	April 2, 2023
Nickel-based alloys and specialty alloys	51%	60%
Zirconium and related alloys	20%	13%
Precision rolled strip products	17%	19%
Titanium and titanium-based alloys	12%	8%
Total	100%	100%

Segment EBITDA was $71.8 million, or 14.0% of sales, for the first quarter 2024, compared to segment EBITDA of $83.7 million, or 14.8% of sales, for the first quarter 2023. A stronger mix of titanium mill products and exotic alloys was offset by weaker demand for PRS products and nickel-based alloys, which contributed to the margin decrease compared to the prior year.

We continue to expect margin expansion within this segment through 2024 with improved sales mix and improving operating performance. Additionally, early signs of improving industrial demand would benefit overall operating leverage. We are on-track to ramp capacity at our titanium melt shop in Albany, Oregon in the first half of fiscal year 2024, and expect to reach full production capacity in the second half of fiscal year 2024. While availability of raw materials for our melting processes remains adequate, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.
Corporate Items
Corporate expenses for the first quarter of 2024 were $17.1 million, compared to $16.9 million for the first quarter 2023. Closed operations and other expense for the first quarter 2024 was $1.3 million, consistent with the first quarter 2023.
The following table shows depreciation & amortization for the relevant periods by each business segment.

	Quarter ended
	March 31, 2024	April 2, 2023

High Performance Materials & Components	$16.3	$17.4
Advanced Alloys & Solutions	18.0	16.1
Other	1.7	1.6
	$36.0	$35.1
Interest expense, net of interest income, in the first quarter 2024 increased to $26.6 million, compared to $19.9 million for the first quarter 2023, reflecting the issuance of the 2030 Notes during the third quarter 2023. Capitalized interest reduced interest expense by $4.0 million in the first quarter 2024 and $3.4 million in the first quarter 2023.
Restructuring and other charges of $3.1 million for the first quarter of 2024 include $2.9 million of start up costs and $0.2 million of restructuring charges. Restructuring and other charges were $1.2 million for start up costs for the first quarter of 2023. Start up costs are included within cost of sales in the consolidated statements of operations. These restructuring and other charges were excluded from segment EBITDA. Cash payments associated with prior restructuring programs were $1.5 million in the first quarter of 2024. Of the $13.9 million of remaining reserves associated with these restructuring actions as of March 31, 2024, $9.7 million are expected to be paid within the next year.
Income Taxes
Our effective tax rate was 19.8%, resulting in an income tax provision of $16.9 million for the quarter ended March 31, 2024. Our effective tax rate was 4.7%, resulting in an income tax provision of $4.3 million for the quarter ended April 2, 2023. The effective tax rate for the quarter ended March 31, 2024 included discrete tax benefits, primarily $3.0 million for share-based compensation. The effective tax rate for the quarter ended April 2, 2023 was impacted by the net valuation allowance position in the U.S. and our foreign earnings.

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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. We were in compliance with the fixed charge coverage ratio as of March 31, 2024. Additionally, we must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of our 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by our wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and our undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of March 31, 2024, there were no outstanding borrowings under the revolving portion of the ABL facility, and $31.7 million was utilized to support the issuance of letters of credit. At March 31, 2024, we had $394 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $557 million.

Periodically, our Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $150 million in November 2023. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter ended March 31, 2024, ATI used $150.0 million to repurchase 3.4 million shares of its common stock under the Share Repurchase Program. In the quarter ended April 2, 2023, ATI used $10.1 million to repurchase 0.2 million shares of its common stock under the Share Repurchase Program. At March 31, 2024, we have utilized the full amount currently authorized under the Share Repurchase Program.
We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs. Based on current actuarial assumptions, we are not required to make any contributions to our pension plan during year 2024. Also, we do not expect to pay any significant U.S. federal or state income taxes in year 2024 due to net operating loss and tax attribute carryovers. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. In addition, we regularly review our capital structure, various financing alternatives and conditions in the debt and equity markets in order to opportunistically enhance our capital structure. In connection therewith, we may seek to refinance or retire existing indebtedness, incur new or additional indebtedness or issue equity or equity-linked securities, in each case, depending on market and other conditions. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
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
Our Debt to Adjusted EBITDA Leverage ratio improved slightly in the first quarter of 2024 compared to year end 2023, while our Net Debt to Adjusted EBITDA Leverage ratio worsened in the first quarter of 2024 compared to year end 2023, largely a due to a decreased cash balance. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Quarter ended		Latest year ended	Year ended
	March 31, 2024	April 2, 2023	March 31, 2024	December 31, 2023
Net income attributable to ATI	$66.1	$84.5	$392.4	$410.8
Net income attributable to noncontrolling interests	2.3	2.1	12.8	12.6
Net income	68.4	86.6	405.2	423.4
Interest expense	26.6	19.9	99.5	92.8
Depreciation and amortization	36.0	35.1	147.0	146.1
Income tax provision (benefit)	16.9	4.3	(115.6)	(128.2)
Pension remeasurement loss	—	—	26.8	26.8
Pension settlement loss	—	—	41.7	41.7
Restructuring and other charges	3.1	1.2	33.3	31.4
Loss on asset sales and sale of businesses, net	—	—	0.6	0.6
Adjusted EBITDA	$151.0	$147.1	$638.5	$634.6

Debt			$2,173.5	$2,179.6
Add: Debt issuance costs			18.5	19.6
Total debt			2,192.0	2,199.2
Less: Cash			(394.4)	(743.9)
Net debt			$1,797.6	$1,455.3

Total Debt to Adjusted EBITDA			3.43	3.47
Net Debt to Adjusted EBITDA			2.82	2.29
Cash Flow
Cash used in operations was $98.8 million in the first quarter of 2024, compared to $285.2 million in the first quarter of 2023. Both periods reflect higher accounts receivable and higher inventory balances due to increased operating levels, but these conditions impacted the first quarter 2024 to a much lesser extent than the first quarter of 2023. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. However, we actively manage our working capital to allow for the required flexibility to meet our strategic objectives. Other significant first quarter 2024 operating cash flow items included payment of 2023 annual incentive compensation. Other significant first quarter 2023 operating cash flow items included $50 million in contributions to the U.S. defined benefit pension plans and the payment of 2022 annual incentive compensation.
Cash used in investing activities was $63.8 million in the first quarter of 2024, reflecting $65.8 million in capital expenditures primarily related to AA&S transformation projects and various HPMC growth projects. For the first quarter of 2023, cash used in investing activities was $59.3 million, reflecting $60.4 million in capital expenditures. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash used in financing activities was $186.9 million in the first quarter of 2024, which included $150.0 million to repurchase 3.4 million shares of ATI stock under our Share Repurchase Program authorized by our Board of Directors. For the first quarter of 2023, cash used in financing activities was $43.3 million, which included $10.1 million for the repurchase of 0.2 million shares of ATI stock.
At March 31, 2024, cash and cash equivalents on hand totaled $394.4 million, a decrease of $349.5 million from year end 2023. Cash and cash equivalents held by our foreign subsidiaries was $132.9 million at March 31, 2024, of which $73.7 million was held by the STAL joint venture.

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
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At March 31, 2024, we had $227.2 million of goodwill on our consolidated balance sheet. All goodwill relates to reporting units in the HPMC segment.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at March 31, 2024.
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
Retirement Benefits
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rate of return on high quality, fixed income investments with maturities matched to the expected future retirement benefit payments. The effect on pension liabilities for changes to the discount rate, the difference between expected and actual plan asset returns, and the net effect of other changes in actuarial assumptions and experience are immediately recognized in earnings through net periodic pension benefit cost within nonoperating retirement benefit expense on the consolidated statements of operations when pension plans are remeasured annually in the fourth quarter or on an interim basis as triggering events require remeasurement. This immediate recognition is in accordance with the accounting standards.
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

Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty materials and changes in international trade duties and other aspects of international trade policy; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages; (h) the risks of business and economic disruption associated with extraordinary events beyond our control, such as war, terrorism, international conflicts, public health issues, such as epidemics or pandemics, natural disasters and climate-related events that may arise in the future; and (i) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2023, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company has a $50 million floating-for-fixed interest rate swap which converts a portion of the Term Loan to a 4.21% fixed rate. The swap matures in June 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. Any gain or loss associated with this hedging arrangement is included in interest expense. At March 31, 2024, the net mark-to-market valuation of the outstanding interest rate swap was an unrealized pre-tax gain of $0.4 million, all of which is in prepaid expenses and other current assets on the balance sheet.
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
At March 31, 2024, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 70% of our forecasted domestic requirements for natural gas for the remainder of 2024 and approximately 35% for 2025. At March 31, 2024, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $6.2 million, comprised of $5.4 million in other current liabilities and $0.8 million in other long-term liabilities on the balance sheet. For the three months ended March 31, 2024, natural gas hedging activity increased cost of sales by $2.4 million.
Volatility of Raw Material Prices. We use raw material surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2023, we used approximately 70 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2024, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 2 million pounds of nickel with hedge dates through 2024. The aggregate notional amount hedged is less than 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At March 31, 2024, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $4.5 million, all of which is in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2024, we had no material outstanding foreign currency forward contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2023, and addressed in Note 15 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprised of shares repurchased by ATI under the $150 million repurchase program authorized by the Company’s Board of Directors in November 2023 and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - February 4, 2024	573,506	$42.86	—	$150,000,000
February 5, 2024 - March 3, 2024	2,622,434	$43.40	2,615,144	$36,519,761
March 4, 2024 - March 31, 2024	737,304	$49.59	736,676	$—
Total	3,933,244	$44.48	3,351,820	$—
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases.

Item 5.	Other Information

Rule 10b5-1 Plan Elections

During the quarter ended March 31, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6.	Exhibits
(a) Exhibits

10.1
Retirement, Transition and Release Agreement, dated January 8, 2024, by and between the Company and Elliot S. Davis (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 10, 2024 (File No. 1-12002)).*

10.2	Form of 2024 Time-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).*

10.3
Form of 2024 Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).*

10.4	Executive Severance Plan (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).*

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATI INC.
(Registrant)

Date:	April 30, 2024	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2024	By	/s/ Michael B. Miller
Michael B. Miller
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)