Form 10-Q
period 2024-06-30
ATI INC
filed 2024-08-06
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 12, 2024, the registrant had outstanding 124,463,814 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$425.6	$743.9
Accounts receivable, net	719.8	625.0
Short-term contract assets	87.6	59.1
Inventories, net	1,317.5	1,247.5
Prepaid expenses and other current assets	102.4	62.2
Total Current Assets	2,652.9	2,737.7
Property, plant and equipment, net	1,705.5	1,665.9
Goodwill	227.2	227.2
Other assets	335.8	354.3
Total Assets	$4,921.4	$4,985.1
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$524.5	$524.8
Short-term contract liabilities	160.9	163.6
Short-term debt and current portion of long-term debt	316.8	31.9
Other current liabilities	243.4	256.8
Total Current Liabilities	1,245.6	977.1
Long-term debt	1,854.0	2,147.7
Accrued postretirement benefits	167.2	175.2
Pension liabilities	37.9	39.7
Other long-term liabilities	148.8	164.9
Total Liabilities	3,453.5	3,504.6
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-133,796,517 shares at June 30, 2024 and 132,300,971 shares at December 31, 2023; outstanding-124,463,814 shares at June 30, 2024 and 126,879,099 shares at December 31, 2023	13.4	13.2
Additional paid-in capital	1,712.9	1,697.1
Retained earnings (loss)	78.4	(70.1)
Treasury stock: 9,332,703 shares at June 30, 2024 and 5,421,872 shares at December 31, 2023	(359.3)	(184.0)
Accumulated other comprehensive loss, net of tax	(90.2)	(83.2)
Total ATI stockholders’ equity	1,355.2	1,373.0
Noncontrolling interests	112.7	107.5
Total Equity	1,467.9	1,480.5
Total Liabilities and Equity	$4,921.4	$4,985.1

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Sales	$1,095.3	$1,046.0	$2,138.2	$2,084.1

Cost of sales	867.9	836.9	1,713.4	1,681.8
Gross profit	227.4	209.1	424.8	402.3
Selling and administrative expenses	88.9	85.4	170.9	166.0
Restructuring charges (credits)	(1.9)	2.7	(1.7)	2.7
Loss (gain) on asset sales and sales of businesses, net	(2.2)	0.7	(2.2)	0.7
Operating income	142.6	120.3	257.8	232.9
Nonoperating retirement benefit expense	(3.7)	(2.5)	(7.4)	(4.9)
Interest expense, net	(28.4)	(21.3)	(55.0)	(41.2)
Other income, net	0.4	0.7	0.8	1.3
Income before income taxes	110.9	97.2	196.2	188.1
Income tax provision	25.3	3.7	42.2	8.0
Net income	85.6	93.5	154.0	180.1
Less: Net income attributable to noncontrolling interests	3.7	3.1	6.0	5.2
Net income attributable to ATI	$81.9	$90.4	$148.0	$174.9

Basic net income attributable to ATI per common share	$0.66	$0.70	$1.18	$1.36

Diluted net income attributable to ATI per common share	$0.58	$0.62	$1.04	$1.20

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income	$85.6	$93.5	$154.0	$180.1
Currency translation adjustment
Unrealized net change arising during the period	(3.7)	(8.1)	(10.3)	(4.8)
Derivatives
Net derivatives loss on hedge transactions	(0.6)	(2.4)	(2.4)	(17.4)
Reclassification to net income of net realized loss (gain)	2.6	3.8	4.3	(1.7)
Income taxes on derivative transactions	1.2	—	1.2	—
Total	0.8	1.4	0.7	(19.1)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	1.3	1.5	2.6	3.0
Prior service cost
Amortization to net income of net prior service credits	(0.2)	(0.2)	(0.3)	(0.3)
Income taxes on postretirement benefit plans	0.2	—	0.5	—
Total	0.9	1.3	1.8	2.7
Other comprehensive loss, net of tax	(2.0)	(5.4)	(7.8)	(21.2)
Comprehensive income	83.6	88.1	146.2	158.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	3.1	(2.6)	5.2	3.9
Comprehensive income attributable to ATI	$80.5	$90.7	$141.0	$155.0

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Year-to-date period ended
	June 30, 2024	July 2, 2023
Operating Activities:
Net income	$154.0	$180.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	73.9	71.0
Share-based compensation	17.2	14.1
Deferred taxes	30.3	0.6
Net gains from disposal of property, plant and equipment	(2.1)	(0.3)
Loss (gain) on sales of businesses	—	0.6
Changes in operating assets and liabilities:
Inventories	(94.2)	(184.7)
Accounts receivable	(103.4)	(131.2)
Accounts payable	16.7	(66.3)
Pension plan contributions	—	(50.0)
Retirement benefits	(5.7)	(8.5)
Accrued liabilities and other	(84.4)	(42.5)
Cash provided by (used in) operating activities	2.3	(217.1)
Investing Activities:
Purchases of property, plant and equipment	(126.0)	(103.3)
Proceeds from disposal of property, plant and equipment	5.9	1.6
Transaction costs for sales of businesses, net of proceeds	—	(0.3)
Other	3.0	1.2
Cash used in investing activities	(117.1)	(100.8)
Financing Activities:
Payments on long-term debt and finance leases	(14.1)	(11.3)
Net borrowings (payments) under credit facilities	(4.9)	33.2
Purchase of treasury stock	(150.0)	(10.1)
Shares repurchased for income tax withholding on share-based compensation and other	(24.9)	(10.8)
Cash provided by (used in) financing activities	(193.9)	1.0
Less: Cash held for sale	(9.6)	—
Decrease in cash and cash equivalents	(318.3)	(316.9)
Cash and cash equivalents at beginning of period	743.9	584.0
Cash and cash equivalents at end of period	$425.6	$267.1
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, April 2, 2023	$13.2	$1,675.1	$(396.4)	$(107.8)	$(87.6)	$117.8	$1,214.3
Net income	—	—	90.4	—	—	3.1	93.5
Other comprehensive income (loss)	—	—	—	—	0.3	(5.7)	(5.4)
Employee stock plans	—	6.9	—	(0.1)	—	—	6.8
Balance, July 2, 2023	$13.2	$1,682.0	$(306.0)	$(107.9)	$(87.3)	$115.2	$1,309.2
Balance, March 31, 2024	$13.4	$1,703.1	$(4.0)	$(360.1)	$(88.8)	$109.6	$1,373.2
Net income	—	—	81.9	—	—	3.7	85.6
Other comprehensive loss	—	—	—	—	(1.4)	(0.6)	(2.0)
Employee stock plans	—	9.8	0.5	0.8	—	—	11.1
Balance, June 30, 2024	$13.4	$1,712.9	$78.4	$(359.3)	$(90.2)	$112.7	$1,467.9

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, January 1, 2023	$13.1	$1,668.1	$(480.9)	$(87.0)	$(67.4)	$111.3	$1,157.2
Net income	—	—	174.9	—	—	5.2	180.1
Other comprehensive loss	—	—	—	—	(19.9)	(1.3)	(21.2)
Purchase of treasury stock	—	—	—	(10.1)	—	—	(10.1)
Employee stock plans	0.1	13.9	—	(10.8)	—	—	3.2
Balance, July 2, 2023	$13.2	$1,682.0	$(306.0)	$(107.9)	$(87.3)	$115.2	$1,309.2
Balance, December 31, 2023	$13.2	$1,697.1	$(70.1)	$(184.0)	$(83.2)	$107.5	$1,480.5
Net income	—	—	148.0	—	—	6.0	154.0
Other comprehensive loss	—	—	—	—	(7.0)	(0.8)	(7.8)
Purchase of treasury stock	—	—	—	(151.2)	—	—	(151.2)
Employee stock plans	0.2	15.8	0.5	(24.1)	—	—	(7.6)
Balance, June 30, 2024	$13.4	$1,712.9	$78.4	$(359.3)	$(90.2)	$112.7	$1,467.9
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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified in order to conform with 2024 presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2023 financial information has been derived from the Company’s audited consolidated financial statements.
New Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to disclosures about supplier finance programs. Supplier finance programs allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid. This new guidance requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude, using both qualitative and quantitative information about its supplier finance programs. This new guidance, with the exception of annual disclosures on rollforward information, was effective for the Company in fiscal year 2023, and the Company adopted this new accounting guidance effective January 2, 2023. The annual rollforward information disclosures are effective for the Company in fiscal year 2024, with early adoption permitted. The Company did not early adopt this guidance. The adoption of these changes did not have an impact on the Company’s consolidated financial statements other than disclosure requirements, which are included in Note 7.
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
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues by global and geographical markets for the quarters and year-to-date periods ended June 30, 2024 and July 2, 2023 is included in the following tables.

(in millions)	Quarter ended
	June 30, 2024			July 2, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$331.8	$21.0	$352.8	$319.2	$21.7	$340.9
Airframes- Commercial	93.7	117.1	210.8	67.0	97.2	164.2
Defense	52.0	68.3	120.3	50.0	51.7	101.7
Total Aerospace & Defense	477.5	206.4	683.9	436.2	170.6	606.8
Energy:
Conventional Energy	2.4	63.7	66.1	3.7	107.6	111.3
Specialty Energy	22.5	54.1	76.6	29.9	38.3	68.2
Total Energy	24.9	117.8	142.7	33.6	145.9	179.5
Automotive	3.8	67.0	70.8	6.0	46.8	52.8
Medical	33.0	28.7	61.7	24.3	17.6	41.9
Construction/Mining	8.3	35.9	44.2	11.0	37.4	48.4
Electronics	2.0	38.8	40.8	0.7	35.3	36.0
Food Equipment & Appliances	—	16.2	16.2	—	20.9	20.9
Other	12.5	22.5	35.0	15.3	44.4	59.7
Total	$562.0	$533.3	$1,095.3	$527.1	$518.9	$1,046.0

(in millions)	Year-to-date period ended
	June 30, 2024			July 2, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$628.7	$35.3	$664.0	$601.7	$50.1	$651.8
Airframes- Commercial	179.4	221.5	400.9	138.0	196.1	334.1
Defense	112.0	122.7	234.7	91.9	104.7	196.6
Total Aerospace & Defense	920.1	379.5	1,299.6	831.6	350.9	1,182.5
Energy:
Conventional Energy	5.9	162.7	168.6	6.1	232.7	238.8
Specialty Energy	40.7	92.0	132.7	54.8	96.1	150.9
Total Energy	46.6	254.7	301.3	60.9	328.8	389.7
Automotive	8.8	118.0	126.8	12.3	99.9	112.2
Medical	68.9	51.9	120.8	41.8	35.1	76.9
Electronics	3.0	90.7	93.7	1.2	69.2	70.4
Construction/Mining	15.0	56.4	71.4	19.2	69.6	88.8
Food Equipment & Appliances	—	28.1	28.1	—	42.4	42.4
Other	29.5	67.0	96.5	31.2	90.0	121.2
Total	$1,091.9	$1,046.3	$2,138.2	$998.2	$1,085.9	$2,084.1

(in millions)	Quarter ended
	June 30, 2024			July 2, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$271.4	$367.1	$638.5	$222.0	$346.3	$568.3
Europe	224.0	54.2	278.2	207.8	43.6	251.4
Asia	37.3	88.2	125.5	51.0	103.5	154.5
Canada	13.7	12.2	25.9	16.6	13.3	29.9
South America, Middle East and other	15.6	11.6	27.2	29.7	12.2	41.9
Total	$562.0	$533.3	$1,095.3	$527.1	$518.9	$1,046.0

(in millions)	Year-to-date period ended
	June 30, 2024			July 2, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$512.1	$698.0	$1,210.1	$418.5	$738.1	$1,156.6
Europe	435.5	104.9	540.4	402.0	88.0	490.0
Asia	76.2	165.5	241.7	95.0	213.0	308.0
Canada	29.0	24.5	53.5	28.6	24.5	53.1
South America, Middle East and other	39.1	53.4	92.5	54.1	22.3	76.4
Total	$1,091.9	$1,046.3	$2,138.2	$998.2	$1,085.9	$2,084.1
Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	June 30, 2024			July 2, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	39%	49%	44%	49%	55%	52%
Titanium and titanium-based alloys	24%	15%	20%	17%	11%	14%
Precision forgings, castings and components	37%	—%	19%	33%	—%	17%
Precision rolled strip products	—%	18%	9%	1%	18%	9%
Zirconium and related alloys	—%	18%	8%	—%	16%	8%
Total	100%	100%	100%	100%	100%	100%

	Year-to-date period ended
	June 30, 2024			July 2, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	39%	50%	44%	47%	57%	52%
Precision forgings, castings and components	36%	—%	19%	33%	—%	16%
Titanium and titanium-based alloys	24%	13%	19%	19%	10%	14%
Zirconium and related alloys	—%	19%	9%	—%	15%	8%
Precision rolled strip products	1%	18%	9%	1%	18%	10%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $4.1 billion and $3.5 billion at June 30, 2024 and July 2, 2023, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at June 30, 2024 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.

Contract balances
As of June 30, 2024 and December 31, 2023, accounts receivable from customers were $722.5 million and $628.2 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the year-to-date periods ended June 30, 2024 and July 2, 2023:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	June 30, 2024	July 2, 2023
Balance as of beginning of year	$3.2	$7.7
Expense to increase the reserve	—	0.2
Write-off of uncollectible accounts	(0.5)	(0.8)
Balance as of period end	$2.7	$7.1

(in millions)
Contract Assets
Short-term	June 30, 2024	July 2, 2023
Balance as of beginning of year	$59.1	$64.1
Recognized in current year	53.2	41.1
Reclassified to accounts receivable	(24.7)	(53.4)
Balance as of period end	$87.6	$51.8

(in millions)
Contract Liabilities
Short-term	June 30, 2024	July 2, 2023
Balance as of beginning of year	$163.6	$149.1
Recognized in current year	59.9	58.8
Amounts in beginning balance reclassified to revenue	(50.9)	(69.4)
Current year amounts reclassified to revenue	(20.5)	(22.9)
Other	—	(0.1)
Reclassification to/from long-term	8.8	22.3
Balance as of period end	$160.9	$137.8

Long-term (a)	June 30, 2024	July 2, 2023
Balance as of beginning of year	$39.4	$66.8
Recognized in current year	3.3	0.9
Reclassification to/from short-term	(8.8)	(22.3)
Balance as of period end	$33.9	$45.4
(a) Long-term contract liabilities are included in other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $9.0 million and $8.1 million as of June 30, 2024 and December 31, 2023, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the quarter and year-to-date period ended June 30, 2024 was $0.3 million and $0.6 million, respectively. Contract cost amortization expense for the quarter and year-to-date period ended July 2, 2023 was $0.4 million and $0.7 million, respectively.

Note 3. Inventories
Inventories at June 30, 2024 and December 31, 2023 were as follows (in millions):

	June 30, 2024	December 31, 2023
Raw materials and supplies	$212.7	$234.9
Work-in-process	1,121.8	973.6
Finished goods	54.6	114.5
	1,389.1	1,323.0
Inventory valuation reserves	(71.6)	(75.5)
Total inventories, net	$1,317.5	$1,247.5
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at June 30, 2024 and December 31, 2023 was as follows (in millions):

	June 30, 2024	December 31, 2023
Land	$31.6	$32.3
Buildings and leasehold improvements	705.2	692.7
Equipment	3,043.7	3,024.3
	3,780.5	3,749.3
Accumulated depreciation and amortization	(2,075.0)	(2,083.4)
Total property, plant and equipment, net	$1,705.5	$1,665.9
The construction in progress portion of property, plant and equipment at June 30, 2024 was $242.5 million. Capital expenditures on the consolidated statement of cash flows for the year-to-date periods ended June 30, 2024 and July 2, 2023 exclude $26.0 million and $19.3 million, respectively, of accrued capital expenditures that were included in property, plant and equipment at June 30, 2024 and July 2, 2023, respectively.

Note 5. Divestitures
During the second quarter of 2024, the Company approved plans to divest of certain immaterial, non-core operations from both the HPMC and AA&S segments. These non-core operations, which are classified as held for sale as of June 30, 2024, do not meet the criteria to be classified as discontinued operations in the consolidated financial statements. The following are the assets and liabilities classified as held for sale that are reported as prepaid expenses and other current assets, other long-term assets, other current liabilities, and other long-term liabilities on the consolidated balance sheet as of June 30, 2024.

(in millions)	June 30, 2024
Assets
Cash	$9.6
Accounts receivable, net	8.6
Inventories, net	24.3
Prepaid expenses and other current assets	1.7
Total current assets	44.2
Property, plant and equipment, net	3.7
Other assets	2.3
Total long-term assets	6.0
Total Assets	50.2

Liabilities
Accounts payable	1.1
Other current liabilities	2.7
Total current liabilities	3.8
Other long-term liabilities	1.6
Total Liabilities	5.4

Net assets held for sale	$44.8
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip (PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of June 30, 2024 were $93.9 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology; however, there is no active development at this time. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners. Cash and cash equivalents held by this joint venture as of June 30, 2024 were $1.0 million.

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

ATI’s share of A&T Stainless results were losses of $0.4 million and $0.8 million for the quarter and year-to-date period ended June 30, 2024, respectively, and $0.3 million and $0.8 million for the quarter and year-to-date period ended July 2, 2023, respectively, which are included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results. As of June 30, 2024 and December 31, 2023, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $0.5 million and $1.5 million, respectively.

Uniti:
ATI had a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. On March 9, 2022, the Company announced the termination of Uniti, LLC. No impairments were recorded as a result of the decision to terminate the Uniti joint venture. Uniti was accounted for under the equity method of accounting. ATI’s share of Uniti’s results was income of $0.3 million and $0.5 million for the quarter and year-to-date period ended July 2, 2023, respectively, which was included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations. The Company received its final distribution in the first quarter of 2024 as a result of the termination, with formal dissolution expected in the second half of 2024.
Note 7. Supplemental Financial Statement Information
Other income (expense), net for the quarters and year-to-date periods ended June 30, 2024 and July 2, 2023 was as follows:

(in millions)	Quarter ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Rent and royalty income	$0.8	$0.7	$1.6	$1.3
Gains from disposal of property, plant and equipment, net	—	—	—	0.3
Net equity loss on joint ventures (See Note 6)	(0.4)	—	(0.8)	(0.3)
Total other income, net	$0.4	$0.7	$0.8	$1.3
Restructuring
Restructuring charges were a credit for the quarter and year-to-date period ended June 30, 2024 of $1.9 million and $1.7 million, respectively, primarily for a reduction in severance-related reserves for approximately 80 employees based on changes in planned operating rates and revised workforce reduction estimates, which includes the ongoing restructuring for the Company’s European operations. Restructuring charges for both the quarter and year-to-date periods ended July 2, 2023 were $2.7 million and represent severance for the involuntary reduction of approximately 40 employees across ATI’s domestic operations. These amounts were presented as restructuring charges/credits in the consolidated statements of operations and are excluded from segment EBITDA.
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2023	$15.2
Adjustments	(1.7)
Payments	(4.1)
Balance at June 30, 2024	$9.4
The $9.4 million restructuring reserve balance at June 30, 2024 is recorded in other current liabilities on the consolidated balance sheet.

Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a pre-determined discount rate commensurate with the creditworthiness of ATI. As of June 30, 2024 and December 31, 2023, the Company had $33.4 million and $15.6 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.
Note 8. Debt
Debt at June 30, 2024 and December 31, 2023 was as follows (in millions):

	June 30, 2024	December 31, 2023
ATI Inc. 7.25% Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ATI Inc. 3.5% Convertible Senior Notes due 2025	291.4	291.4
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	—	5.0
Finance leases and other	96.8	102.8
Debt issuance costs	(17.4)	(19.6)
Debt	2,170.8	2,179.6
Short-term debt and current portion of long-term debt	316.8	31.9
Long-term debt	$1,854.0	$2,147.7

(a) The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.
Revolving Credit Facility

The Company has an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s operations. The ABL facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL facility, which matures in September 2027, includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (Term Loan), and a swing loan facility of up to $60 million. The Term Loan has an interest rate of 2.0% above the adjusted Secured Overnight Financing Rate (SOFR) and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Company had a $50 million floating-for-fixed interest rate swap which converted a portion of the Term Loan to a 4.21% fixed interest rate. The swap matured in June 2024.

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of June 30, 2024. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of June 30, 2024, there were no outstanding borrowings under the revolving portion of the ABL facility, and $31.7 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL facility during the year-to-date period ended June 30, 2024. There were average revolving credit borrowings of $11 million bearing an average annual interest rate of 6.4% under the ABL facility for the year-to-date period ended July 2, 2023. The Company also has foreign credit facilities, primarily in China, that total $57 million based on June 30, 2024 foreign exchange rates, none of which was drawn as of June 30, 2024 and $5.0 million of which was drawn as of December 31, 2023.
2025 Convertible Notes

As of June 30, 2024, the Company has $291.4 million aggregate principal amount of 3.5% Convertible Notes due 2025 (2025 Convertible Notes) outstanding, which mature on June 15, 2025 and is included in short-term debt and current portion of long-term debt on the consolidated balance sheet as of June 30, 2024. As of June 30, 2024 and December 31, 2023, the fair value of the 2025 Convertible Notes was $1.04 billion and $864 million, respectively, based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes have a 3.5% cash coupon rate that is payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate is 4.2% for the quarters and year-to-date periods ended June 30, 2024 and July 2, 2023. Remaining deferred issuance costs were $2.0 million and $2.9 million at June 30, 2024 and December 31, 2023, respectively. Interest expense on the 2025 Convertible Notes was as follows:

	Quarter ended		Year-to-date period ended
(in millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Contractual coupon rate	$2.6	$2.6	$5.1	$5.1
Amortization of debt issuance costs	0.5	0.4	1.0	0.9
Total interest expense	$3.1	$3.0	$6.1	$6.0

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

ATI entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2025 Convertible Notes or their respective affiliates (collectively, the Counterparties). The capped call transactions are expected generally to reduce potential dilution to ATI’s common stock upon any conversion of the 2025 Convertible Notes and/or offset any cash payments ATI is required to make in excess of the principal amount of converted 2025 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The capped call transactions initially included a cap price of $19.76 per share, and is subject to adjustments under the terms of the capped call transactions.

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2024, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2025. The aggregate notional amount hedged is approximately 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At June 30, 2024, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At June 30, 2024, the Company hedged approximately 65% of its forecasted domestic requirements for natural gas for the remainder of 2024 and approximately 35% for 2025.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2024, the Company had no material outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company had a $50 million floating-for-fixed interest rate swap which converted a portion of the ABL Term Loan to a 4.21% fixed rate, which matured during the quarter ended June 30, 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings.
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

(In millions) Asset derivatives	Balance sheet location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other current assets	$—	$0.7
Foreign exchange contracts	Prepaid expenses and other current assets	0.3	0.1
Natural gas contracts	Other assets	—	0.1
Total derivatives designated as hedging instruments		$0.3	$0.9
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Other current liabilities	3.0	5.6
Nickel and other raw material contracts	Other current liabilities	3.7	7.5
Natural gas contracts	Other long-term liabilities	0.3	1.1
Nickel and other raw material contracts	Other long-term liabilities	0.5	—
Total derivatives designated as hedging instruments		$7.5	$14.2
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of June 30, 2024. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at June 30, 2024, a pre-tax loss of $6.4 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the quarters and year-to-date periods ended June 30, 2024 and July 2, 2023 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Quarter ended		Quarter ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Nickel and other raw material contracts	$(0.9)	$(1.6)	$(1.1)	$(1.4)
Natural gas contracts	0.4	(0.7)	(1.8)	(1.8)
Foreign exchange contracts	0.1	0.1	—	—
Interest rate swap	—	0.3	0.9	0.3
Total	$(0.4)	$(1.9)	$(2.0)	$(2.9)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Year-to-date period ended		Year-to-date period ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Nickel and other raw material contracts	$(1.1)	$(6.9)	$(1.1)	$3.9
Natural gas contracts	(1.0)	(6.8)	(3.6)	(3.2)
Foreign exchange contracts	0.3	0.2	0.2	0.1
Interest rate swap	—	0.2	1.2	0.5
Total	$(1.8)	$(13.3)	$(3.3)	$1.3
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
The Company may also use derivative instruments that are not designated as hedges to protect the Company’s results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and we recognized $0.5 million of expense for settled foreign currency forward contracts that were not designated as hedges during the second quarter and year-to-date period ended June 30, 2024, which offset foreign currency gains in the relevant currency. We have no significant outstanding hedges that are not designated as of June 30, 2024
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2024 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$425.6	$425.6	$425.6	$—
Derivative financial instruments:
Assets	0.3	0.3	—	0.3
Liabilities	7.5	7.5	—	7.5
Debt (a)	2,188.2	2,905.7	2,608.9	296.8

The estimated fair value of financial instruments at December 31, 2023 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$743.9	$743.9	$743.9	$—
Derivative financial instruments:
Assets	0.9	0.9	—	0.9
Liabilities	14.2	14.2	—	14.2
Debt (a)	2,199.2	2,746.7	2,438.9	307.8
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

	Quarter ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Total sales:
High Performance Materials & Components	$643.8	$562.8	$1,215.7	$1,092.4
Advanced Alloys & Solutions	604.6	613.4	1,165.3	1,239.2
	1,248.4	1,176.2	2,381.0	2,331.6
Intersegment sales:
High Performance Materials & Components	81.8	35.7	123.8	94.2
Advanced Alloys & Solutions	71.3	94.5	119.0	153.3
	153.1	130.2	242.8	247.5
Sales to external customers:
High Performance Materials & Components	562.0	527.1	1,091.9	998.2
Advanced Alloys & Solutions	533.3	518.9	1,046.3	1,085.9
	$1,095.3	$1,046.0	$2,138.2	$2,084.1

	Quarter ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
EBITDA:
High Performance Materials & Components	$113.8	$109.7	$211.4	$191.3
Advanced Alloys & Solutions	87.5	74.1	159.3	157.8
Total segment EBITDA	201.3	183.8	370.7	349.1
Corporate expenses	(19.4)	(17.7)	(36.5)	(34.6)
Closed operations and other income (expense)	0.7	(1.9)	(0.6)	(3.2)
Depreciation & amortization (a)	(37.9)	(35.9)	(73.9)	(71.0)
Interest expense, net	(28.4)	(21.3)	(55.0)	(41.2)
Restructuring and other charges	(5.4)	(9.2)	(8.5)	(10.4)
Loss on asset sales and sales of businesses, net	—	(0.6)	—	(0.6)
Income before income taxes	$110.9	$97.2	$196.2	$188.1
a) The following is depreciation & amortization by each business segment:

	Quarter ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

High Performance Materials & Components	$17.9	$17.9	$34.2	$35.3
Advanced Alloys & Solutions	18.3	16.2	36.3	32.3
Other	1.7	1.8	3.4	3.4
	$37.9	$35.9	$73.9	$71.0
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, including refundable employee retention tax credits. The Company applied for these employee retention tax credits and deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the quarter and year-to-date periods ended June 30, 2024, the Company recognized a benefit of $8.6 million in cost of sales on the consolidated statement of operations due to the expiration of the statute of limitations for a portion of these credits. The Company recognized $3.5 million of the benefit in the HPMC segment and $5.1 million in the AA&S segment. See Note 16 for further explanation.
Closed operations and other income (expense) for the quarter and year-to-date period ended June 30, 2024 includes a $2.3 million gain on the sale of assets for the Company’s idled Houston, PA facility included within gain on asset sales and sales of businesses, net, on the consolidated statement of operations, for which $3.5 million of proceeds were received and reported as an investing activity on the consolidated statement of cash flows.
Restructuring and other charges of $5.4 million for the quarter ended June 30, 2024 include $5.5 million of inventory write-downs related to the Company’s ongoing European restructuring and $1.8 million of start-up costs, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by credits of $1.9 million primarily for lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates (see Note 7). Restructuring and other charges of $8.5 million for the year-to-date period ended June 30, 2024 include $5.5 million of inventory write-downs related to the Company’s ongoing European restructuring and $4.7 million of start-up costs, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by credits of $1.7 million primarily for lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates (see Note 7).
Restructuring and other charges of $9.2 million for the quarter ended July 2, 2023 include $2.7 million of severance-related restructuring charges as well as $4.5 million of start-up costs and $2.0 million primarily for asset write-offs for the closure of the Robinson, PA operations, both of which are included within cost of sales on the consolidated statements of operations. Restructuring and other charges of $10.4 million for the year-to-date period ended July 2, 2023 also include $1.2 million of additional start-up costs related to the Company’s titanium operations in Albany, OR, which are included within cost of sales on the consolidated statements of operations.
Depreciation expense in the quarter and year-to-date period ended July 2, 2023 includes $0.8 million of accelerated depreciation on fixed assets for the closure of our Robinson, PA operations.

Loss on asset sales and sales of businesses, net, for the quarter and year-to-date period ended July 2, 2023 is related to a $0.6 million loss on the sale of the Company’s Northbrook, IL operations.
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
For the quarters ended June 30, 2024 and July 2, 2023, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Quarter ended		Quarter ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Service cost - benefits earned during the year	$1.4	$1.6	$0.1	$0.1
Interest cost on benefits earned in prior years	4.1	24.0	2.6	2.8
Expected return on plan assets	(4.1)	(25.6)	—	—
Amortization of prior service cost (credit)	—	0.1	(0.2)	(0.3)
Amortization of net actuarial loss	—	—	1.3	1.5
Total retirement benefit expense	$1.4	$0.1	$3.8	$4.1
For the year-to-date periods ended June 30, 2024 and July 2, 2023, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year-to-date period ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Service cost - benefits earned during the year	$2.9	$3.2	$0.2	$0.3
Interest cost on benefits earned in prior years	8.2	48.0	5.1	5.5
Expected return on plan assets	(8.2)	(51.3)	—	—
Amortization of prior service cost (credit)	0.1	0.2	(0.4)	(0.5)
Amortization of net actuarial loss	—	—	2.6	3.0
Total retirement benefit expense	$3.0	$0.1	$7.5	$8.3
Note 13. Income Taxes
For the quarter and year-to-date period ended June 30, 2024, the Company’s effective tax rate was 22.8% and 21.5%, respectively, resulting in an income tax provision of $25.3 million and $42.2 million, respectively. For the quarter and year-to-date period ended July 2, 2023, the Company’s effective tax rate was 3.8% and 4.3%, respectively, resulting in an income tax provision of $3.7 million and $8.0 million, respectively. The effective tax rate for the quarter ended June 30, 2024 includes discrete tax benefits of $1.6 million, which includes the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss that was associated with the Company’s interest rate swap due to its maturity (see Note 15). Discrete tax benefits for the year-to-date period ended June 30, 2024 were $4.7 million, which also includes $3.2 million for share-based compensation. The Company’s effective tax rates for the quarter and year-to-date period ended July 2, 2023 were impacted by the net valuation allowance position in the U.S. and the Company’s foreign earnings.

Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

(In millions, except per share amounts)	Quarter ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$81.9	$90.4	$148.0	$174.9
Effect of dilutive securities:
3.5% Convertible Senior Notes due 2025	2.2	2.6	4.3	5.2
Numerator for diluted net income per common share –
Net income attributable to ATI after assumed conversions	$84.1	$93.0	$152.3	$180.1
Denominator:
Denominator for basic net income per common share – weighted average shares	124.4	128.5	125.3	128.5
Effect of dilutive securities:
Share-based compensation	3.1	2.8	2.8	2.8
3.5% Convertible Senior Notes due 2025	18.8	18.8	18.8	18.8
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	146.3	150.1	146.9	150.1
Basic net income attributable to ATI per common share	$0.66	$0.70	$1.18	$1.36
Diluted net income attributable to ATI per common share	$0.58	$0.62	$1.04	$1.20
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the quarters and year-to-date periods ended June 30, 2024 and July 2, 2023.
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $150 million in November 2023. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the year-to-date period ended June 30, 2024, ATI used $150.0 million to repurchase 3.4 million shares of its common stock under the Share Repurchase Program. At June 30, 2024, the Company has utilized the full amount currently authorized under the Share Repurchase Program. In the year-to-date period ended July 2, 2023, ATI used $10.1 million to repurchase 0.2 million shares of its common stock under the Share Repurchase Program.
The Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock. The cost of share repurchases for the year-to-date period ended June 30, 2024 of $151.2 million differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the quarter ended June 30, 2024 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2024		$(31.6)		$(74.8)		$(6.5)		$24.1	$(88.8)
OCI before reclassifications		—		(3.1)		(0.4)		—	(3.5)
Amounts reclassified from AOCI	(a)	0.9	(b)	—	(c)	2.0	(d)	(0.8)	2.1
Net current-period OCI		0.9		(3.1)		1.6		(0.8)	(1.4)
Balance, June 30, 2024		$(30.7)		$(77.9)		$(4.9)		$23.3	$(90.2)
Attributable to noncontrolling interests:
Balance, March 31, 2024		$—		$7.1		$—		$—	$7.1
OCI before reclassifications		—		(0.6)		—		—	(0.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.6)		—		—	(0.6)
Balance, June 30, 2024		$—		$6.5		$—		$—	$6.5
The changes in AOCI by component, net of tax, for the year-to-date period ended June 30, 2024 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2023		$(32.5)		$(68.4)		$(6.4)		$24.1	$(83.2)
OCI before reclassifications		—		(9.5)		(1.8)		—	(11.3)
Amounts reclassified from AOCI	(a)	1.8	(b)	—	(c)	3.3	(d)	(0.8)	4.3
Net current-period OCI		1.8		(9.5)		1.5		(0.8)	(7.0)
Balance, June 30, 2024		$(30.7)		$(77.9)		$(4.9)		$23.3	$(90.2)
Attributable to noncontrolling interests:
Balance, December 31, 2023		$—		$7.3		$—		$—	$7.3
OCI before reclassifications		—		(0.8)		—		—	(0.8)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.8)		—		—	(0.8)
Balance, June 30, 2024		$—		$6.5		$—		$—	$6.5
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates. The income tax provision for the quarter and year-to-date period ended June 30, 2024 includes $0.8 million of a tax benefit for the recognition of a stranded deferred tax valuation allowance that was associated with the Company’s interest rate swap due to its maturity (see Notes 9 and 13).

The changes in AOCI by component, net of tax, for the quarter ended July 2, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, April 2, 2023		$(33.6)		$(71.2)		$(2.1)		$19.3	$(87.6)
OCI before reclassifications		—		(2.4)		(1.9)		—	(4.3)
Amounts reclassified from AOCI	(a)	1.0	(b)	—	(c)	2.9	(d)	0.7	4.6
Net current-period OCI		1.0		(2.4)		1.0		0.7	0.3
Balance, July 2, 2023		$(32.6)		$(73.6)		$(1.1)		$20.0	$(87.3)
Attributable to noncontrolling interests:
Balance, April 2, 2023		$—		$12.1		$—		$—	$12.1
OCI before reclassifications		—		(5.7)		—		—	(5.7)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(5.7)		—		—	$(5.7)
Balance, July 2, 2023		$—		$6.4		$—		$—	$6.4
The changes in AOCI by component, net of tax, for the year-to-date period ended July 2, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, January 1, 2023		$(34.7)		$(70.1)		$13.5		$23.9	$(67.4)
OCI before reclassifications		—		(3.5)		(13.3)		—	(16.8)
Amounts reclassified from AOCI	(a)	2.1	(b)	—	(c)	(1.3)	(d)	(3.9)	(3.1)
Net current-period OCI		2.1		(3.5)		(14.6)		(3.9)	(19.9)
Balance, July 2, 2023		$(32.6)		$(73.6)		$(1.1)		$20.0	$(87.3)
Attributable to noncontrolling interests:
Balance, January 1, 2023		$—		$7.7		$—		$—	$7.7
OCI before reclassifications		—		(1.3)		—		—	(1.3)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.3)		—		—	$(1.3)
Balance, July 2, 2023		$—		$6.4		$—		$—	$6.4
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
Other comprehensive income (loss) amounts (OCI) reported above by category are net of applicable income tax expense (benefit) for each period presented. Income tax expense (benefit) on OCI items is recorded as a change in a deferred tax asset or liability. Amounts recognized in OCI include the impact of any deferred tax asset valuation allowances, when applicable. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Reclassifications out of AOCI for the quarters and year-to-date periods ended June 30, 2024 and July 2, 2023 were as follows:

Details about AOCI Components (In millions)	Three months ended June 30, 2024	Three months ended July 2, 2023	Year-to-date period ended June 30, 2024	Year-to-date period ended July 2, 2023		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.2	0.2	$0.3	$0.3	(a)
Actuarial losses	(1.3)	(1.5)	(2.6)	(3.0)	(a)
	(1.1)	(1.3)	(2.3)	(2.7)	(c)	Total before tax
	(0.2)	(0.3)	(0.5)	(0.6)		Tax benefit (d)
	$(0.9)	$(1.0)	$(1.8)	$(2.1)		Net of tax

Derivatives
Nickel and other raw material contracts	$(1.4)	$(1.8)	$(1.4)	$5.1	(b)
Natural gas contracts	(2.3)	(2.4)	(4.7)	(4.2)	(b)
Foreign exchange contracts	(0.1)	—	0.2	0.1	(b)
Interest rate swap	1.2	0.4	1.6	0.7	(b)
	(2.6)	(3.8)	(4.3)	1.7	(c)	Total before tax
	(0.6)	(0.9)	(1.0)	0.4		Tax expense (benefit) (d)
	$(2.0)	$(2.9)	$(3.3)	$1.3		Net of tax

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

At June 30, 2024, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3 million for owned or controlled sites at which Company operations have been or plan to be discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, one of which was the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act included, among other items, provisions relating to refundable employee retention payroll tax credits. The Company applied for these employee retention tax credits and recognized a portion of the benefit from these credits as they were received in the statement of operations in the fiscal year ended December 31, 2022. Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the quarter ended June 30, 2024, the Company recognized a benefit of $8.6 million in cost of sales on the consolidated statement of operations due to the expiration of the statute of limitations for a portion of these credits. As of June 30, 2024, the Company has approximately $20 million of remaining deferred retention tax credits, of which the statue of limitations expire for $8 million in 2024 with the remaining expirations occurring in 2025 and 2027. There is pending legislation that could extend the statute of limitations, which would impact the timing of the expected recognition of the remaining credits if and when such legislation is passed.

Note 17. Subsequent Event
On August 2, 2024, the Company received notice that it and certain of its affiliates are parties to a lawsuit captioned William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and filed in federal district court for the Western District of Pennsylvania. The lawsuit asserts various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company disputes and intends to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing 61% of sales for the year-to-date period ended June 30, 2024, led by products for jet engines and airframes. Additionally, we have a strong presence in the energy markets, including specialty energy and conventional energy, as well as the medical and electronics markets. In aggregate, these markets represented 85% of our year-to-date period ended June 30, 2024 sales. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in latest generation jet engines and 3D-printed aerospace products.
ATI follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years and quarters in this Quarterly Report on Form 10-Q relate to fiscal years and quarters, rather than calendar years and quarters.
Second quarter 2024 sales increased 4.7% to $1.10 billion, compared to $1.05 billion of sales for the second quarter 2023, as increases in sales to the aerospace & defense, medical, automotive, and specialty energy markets were offset by continued softness in certain industrial markets, particularly conventional energy. Total aerospace & defense sales were 62% of total sales for the second quarter 2024 compared to 58% for the second quarter 2023. Gross profit for the second quarter of 2024 was $227.4 million, or 20.8% of sales, an increase compared to $209.1 million, or 20.0% of sales for the second quarter 2023. Second quarter 2024 gross profit includes a benefit of $8.6 million related to the recognition of previously deferred employee retention tax credits. The Company previously deferred recognition of a portion of these tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. The benefit of $8.6 million recognized in the second quarter 2024 was due to the expiration of the statute of limitations for a portion of those credits. The Company recognized $3.5 million of the benefit in the HPMC segment and $5.1 million in the AA&S segment. Second quarter 2024 and 2023 gross profit also includes $1.8 million and $4.5 million, respectively, of start-up related costs, and $5.5 million and $2.8 million, respectively, of charges primarily related to inventory write-downs and asset write-offs, all of which are excluded from segment EBITDA. The charges in 2024 were associated with the ongoing restructuring of the Company’s European operations and the 2023 charges related to the closure of our Robinson, PA operations.
Restructuring charges were a credit for the second quarter of 2024 of $1.9 million, primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates, compared to charges of $2.7 million for the second quarter of 2023 for severance-related restructuring charges for involuntary reductions across ATI’s domestic operations. Second quarter 2024 results include a $2.3 million gain on the sale of assets for our idled Houston, PA facility and second quarter 2023 results include a $0.6 million loss on the sale of our Northbrook, IL operations, both of which are reported in gain/loss on asset sales and sales of businesses, net. In addition, interest expense increased to $28.4 million in the second quarter of 2024 compared to $21.3 million in the second quarter of 2023 as a result of the issuance in August 2023 of $425 million aggregate principal amount of 7.25% Senior Notes due 2030 (2030 Notes).
Our pre-tax income was $110.9 million in the second quarter of 2024, compared to $97.2 million in the prior year period. Our effective tax rate was 22.8%, resulting in an income tax provision of $25.3 million for the quarter ended June 30, 2024. Our effective tax rate was 3.8%, resulting in an income tax provision of $3.7 million for the quarter ended July 2, 2023. The effective tax rate for the quarter ended June 30, 2024 includes discrete tax benefits of $1.6 million, which includes the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss due to the maturity of our interest rate swap. The effective tax rate for the second quarter of 2023 was impacted by the net valuation allowance position in the U.S. and our foreign earnings. Net income attributable to ATI was $81.9 million, or $0.58 per share, in the second quarter of 2024, compared to $90.4 million, or $0.62 per share, for the second quarter of 2023.
Adjusted EBITDA was $182.6 million, or 16.7% of sales, for the second quarter 2024, and $164.2 million, or 15.7% of sales, for the prior year second quarter. EBITDA and Adjusted EBITDA are measures utilized by ATI to analyze the performance and results of our business. Further, we believe these measures are useful to investors and industry analysts because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring and other charges/credits, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, and other postretirement/pension curtailment and settlement gains and losses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Liquidity and Financial Condition section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.
Compared to the second quarter 2023, sales increased 7% in the HPMC business segment and increased 3% in the AA&S business segment in the second quarter 2024. In aggregate, ATI’s aerospace & defense markets sales increased 13% to $684 million, or 62% of sales, in the second quarter 2024, compared to $607 million, or 58% of sales the second quarter 2023, reflecting increases in sales of commercial aerospace airframe and jet engine products as well as defense products. In the HPMC segment, second quarter 2024 sales of aerospace & defense products increased 9% and sales to the medical market increased 36% compared to the prior year period. The increase in the AA&S segment reflects a 21% increase in sales of aerospace & defense products, a 43% increase in automotive sales, and a 63% increase in medical market sales, partially offset by declines in conventional energy sales.
Results for the year-to-date period ended June 30, 2024 were sales of $2.14 billion and income before tax of $196.2 million, compared to sales of $2.08 billion and income before tax of $188.1 million for the comparable 2023 period. Our results for the first half of 2024 reflect increased sales to the aerospace & defense, medical and electronics markets partially offset by softness in the energy market. Our gross profit was $424.8 million, or 19.9% of sales, for the year-to-date period ended June 30, 2024, a $22.5 million or 5.6% increase compared to 2023, despite outages and weather impacts in the first quarter of 2024. Year-to-date 2024 gross profit includes a benefit of $8.6 million related to the recognition of previously deferred employee retention tax credits due to the expiration of the statute of limitations. The Company recognized $3.5 million of the benefit in the HPMC segment and $5.1 million in the AA&S segment. Year-to-date 2024 and 2023 gross profit also includes $4.7 million and $5.7 million, respectively, of start-up related costs, and $5.5 million and $2.8 million, respectively, of charges primarily related to inventory write-downs and asset write-offs, all of which are excluded from segment EBITDA. The charges in 2024 were associated with the ongoing restructuring of the Company’s European operations and the charges for 2023 related to the closure of our Robinson, PA operations.
Restructuring charges were a credit for the year-to-date period ended June 30, 2024 of $1.7 million, primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates, compared to charges of $2.7 million for the year-to-date period ended July 2, 2023 related to severance for the involuntary reductions across ATI’s domestic operations. Year-to-date 2024 results include a $2.3 million gain on the sale of assets for our idled Houston, PA facility and year-to-date 2023 results include a $0.6 million loss on the sale of our Northbrook, IL operations, both of which are reported in gain/loss on asset sales and sales of businesses, net. In addition, interest expense increased to $55.0 million in the year-to-date period ended June 30, 2024 compared to $41.2 million in the year-to-date period ended July 2, 2023 as a result of the issuance in August 2023 of the 2030 Notes.
Our pre-tax income was $196.2 million in the year-to-date period ended June 30, 2024, compared to $188.1 million in the prior year period. Our effective tax rate was 21.5%, resulting in an income tax provision of $42.2 million for the year-to-date period ended June 30, 2024. Our effective tax rate was 4.3%, resulting in an income tax provision of $8.0 million for the year-to-date period ended July 2, 2023. The effective tax rate for the year-to-date period ended June 30, 2024 includes discrete tax benefits of $4.7 million inclusive of $3.2 million for share-based compensation as well as the impact from the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss due to the maturity of our interest rate swap. The effective tax rate for the year-to-date period ended July 2, 2023 was impacted by the net valuation allowance position in the U.S. and our foreign earnings. Net income attributable to ATI was $148.0 million, or $1.04 per share, in the year-to-date period ended June 30, 2024, compared to a net income attributable to ATI of $174.9 million, or $1.20 per share, for the prior year period.
Compared to the first half of 2023, sales increased 9% in the HPMC business segment and decreased 4% in the AA&S business segment. In aggregate, ATI’s aerospace & defense markets sales increased 10% in the first half of 2024 compared to 2023, reflecting increases in sales of commercial aerospace airframe and jet engine products as well as defense products. Sales to the aerospace & defense markets in the HPMC segment were 11% higher than the first half of 2023, reflecting increases in commercial aerospace airframe and jet engine products as well as defense products. The decline in the AA&S segment reflects continued softness in certain general industrial end markets, particularly conventional energy, which were partially offset by an 8% increase in aerospace & defense sales and a 47% increase in medical market sales.

Comparative information regarding our overall revenues (in millions) by end market and their respective percentages of total revenues for the quarters and year-to-date periods ended June 30, 2024 and July 2, 2023 is shown below.

	Quarter ended		Quarter ended
Markets	June 30, 2024		July 2, 2023
Aerospace & Defense:
Jet Engines- Commercial	$352.8	32%	$340.9	32%
Airframes- Commercial	210.8	19%	164.2	16%
Defense	120.3	11%	101.7	10%
Total Aerospace & Defense	$683.9	62%	$606.8	58%
Energy:
Conventional Energy	66.1	6%	111.3	11%
Specialty Energy	76.6	7%	68.2	6%
Total Energy	142.7	13%	179.5	17%
Automotive	70.8	7%	52.8	5%
Medical	61.7	6%	41.9	4%
Construction/Mining	44.2	4%	48.4	5%
Electronics	40.8	4%	36.0	3%
Food Equipment & Appliances	16.2	1%	20.9	2%
Other	35.0	3%	59.7	6%
Total	$1,095.3	100%	$1,046.0	100%

	Year-to-date period ended		Year-to-date period ended
Markets	June 30, 2024		July 2, 2023
Aerospace & Defense:
Jet Engines- Commercial	$664.0	31%	$651.8	31%
Airframes- Commercial	400.9	19%	334.1	16%
Defense	234.7	11%	196.6	10%
Total Aerospace & Defense	$1,299.6	61%	$1,182.5	57%
Energy:
Conventional Energy	168.6	8%	238.8	12%
Specialty Energy	132.7	6%	150.9	7%
Total Energy	301.3	14%	389.7	19%
Automotive	126.8	6%	112.2	5%
Medical	120.8	6%	76.9	4%
Electronics	93.7	4%	70.4	3%
Construction/Mining	71.4	3%	88.8	4%
Food Equipment & Appliances	28.1	1%	42.4	2%
Other	96.5	5%	121.2	6%
Total	$2,138.2	100%	$2,084.1	100%
For the second quarter 2024, international sales decreased to $457 million, or 42% of total sales, from $478 million, or 46% of total sales, in the second quarter 2023. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.

Comparative information regarding our major products based on their percentages of revenues are shown below. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Nickel-based alloys and specialty alloys	44%	52%	44%	52%
Titanium and titanium-based alloys	20%	14%	19%	14%
Precision forgings, castings and components	19%	17%	19%	16%
Precision rolled strip products	9%	9%	9%	10%
Zirconium and related alloys	8%	8%	9%	8%
Total	100%	100%	100%	100%
Segment EBITDA for the second quarter 2024 was $201.3 million, or 18.4% of sales, compared to segment EBITDA of $183.8 million, or 17.6% of sales, for the second quarter of 2023. Segment EBITDA for the first half of 2024 was $370.7 million, or 17.3% of sales, compared to segment EBITDA of $349.1 million, or 16.8% of sales, for the first half of 2023. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, excludes income taxes, depreciation and amortization, corporate expenses, net interest expense, closed operations and other income (expense), charges for goodwill and asset impairments, restructuring and other credits/charges, strike related costs, pension remeasurement gains/losses, debt extinguishment charges and gains or losses on asset sales and sales of businesses. Results on our management basis of reporting were as follows (in millions):

	Quarter ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Sales:
High Performance Materials & Components	$562.0	$527.1	$1,091.9	$998.2
Advanced Alloys & Solutions	533.3	518.9	1,046.3	1,085.9
Total external sales	$1,095.3	$1,046.0	$2,138.2	$2,084.1

EBITDA:
High Performance Materials & Components	$113.8	$109.7	$211.4	$191.3
% of Sales	20.2%	20.8%	19.4%	19.2%
Advanced Alloys & Solutions	87.5	74.1	159.3	157.8
% of Sales	16.4%	14.3%	15.2%	14.5%
Total segment EBITDA	$201.3	$183.8	$370.7	$349.1
% of Sales	18.4%	17.6%	17.3%	16.8%

Corporate expenses	(19.4)	(17.7)	(36.5)	(34.6)
Closed operations and other income (expense)	0.7	(1.9)	(0.6)	(3.2)
ATI Adjusted EBITDA	182.6	164.2	333.6	311.3

Depreciation & amortization	(37.9)	(35.9)	(73.9)	(71.0)
Interest expense, net	(28.4)	(21.3)	(55.0)	(41.2)
Restructuring and other charges	(5.4)	(9.2)	(8.5)	(10.4)
Loss on asset sales and sales of businesses, net	—	(0.6)	—	(0.6)
Income before income taxes	110.9	97.2	196.2	188.1
Income tax provision	25.3	3.7	42.2	8.0
Net income	85.6	93.5	154.0	180.1
Less: Net income attributable to noncontrolling interests	3.7	3.1	6.0	5.2
Net income attributable to ATI	$81.9	$90.4	$148.0	$174.9
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
At June 30, 2024, Managed Working Capital increased as a percentage of annualized sales to 35.5% compared to 31.1% at December 31, 2023. The increase in Managed Working Capital as a percentage of annualized sales was due in part to seasonal and strategic inventory builds and timing of shipments in the second quarter of 2024. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 13% as of June 30, 2024 compared to year end 2023. Gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, worsened by 11% as of June 30, 2024 compared to year end 2023. We continue efforts to focus on operational improvements to positively impact the inventory intensity of our business and alleviate the required investment of Managed Working Capital in our growing business, however, the first half of the fiscal year historically sees an increase in Managed Working Capital to support operations in the second half of the fiscal year.
The computations of Managed Working Capital at June 30, 2024 and December 31, 2023, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows. The June 30, 2024 amounts include management working capital balances that are classified as held for sale.

	June 30,	December 31,
(In millions)	2024	2023
Accounts receivable	$719.8	$625.0
Short-term contract assets	87.6	59.1
Inventory	1,317.5	1,247.5
Accounts payable	(524.5)	(524.8)
Short-term contract liabilities	(160.9)	(163.6)
Subtotal	1,439.5	1,243.2
Allowance for doubtful accounts	2.7	3.2
Inventory valuation reserves	71.6	75.5
Net managed working capital held for sale	39.8	—
Managed working capital	$1,553.6	$1,321.9
Annualized prior 3 months sales	$4,381.1	$4,255.8
Managed working capital as a % of annualized sales	35.5%	31.1%
Business Segment Results
High Performance Materials & Components Segment
Second quarter 2024 sales were $562.0 million, an increase of 7% compared to the second quarter 2023, primarily due to continued strong demand in aerospace & defense markets, with sales increasing 9%, as well as increased medical market sales, which increased 36% compared to the second quarter of 2023. The increase in aerospace & defense sales was primarily due to higher commercial airframe sales of 40% and commercial jet engine sales of 4%. Overall aerospace & defense market sales were 85% of total HPMC sales in the second quarter of 2024.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended June 30, 2024 and July 2, 2023 is as follows:

	Quarter ended		Quarter ended
Markets	June 30, 2024		July 2, 2023
Aerospace & Defense:
Jet Engines- Commercial	$331.8	59%	$319.2	61%
Airframes- Commercial	93.7	17%	67.0	13%
Defense	52.0	9%	50.0	9%
Total Aerospace & Defense	477.5	85%	436.2	83%
Medical	33.0	6%	24.3	5%
Energy:
Conventional Energy	2.4	—%	3.7	1%
Specialty Energy	22.5	4%	29.9	5%
Total Energy	24.9	4%	33.6	6%
Construction/Mining	8.3	2%	11.0	2%
Other	18.3	3%	22.0	4%
Total	$562.0	100%	$527.1	100%

International sales represented 52% of total segment sales for the second quarter 2024, compared to 58% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the quarters ended June 30, 2024 and July 2, 2023, is as follows:

	Quarter ended
	June 30, 2024	July 2, 2023
Nickel-based alloys and specialty alloys	39%	49%
Precision forgings, castings and components	37%	33%
Titanium and titanium-based alloys	24%	17%
Precision rolled strip products	—%	1%
Total	100%	100%

Segment EBITDA in the second quarter 2024 was $113.8 million, or 20.2% of total sales, compared to $109.7 million, or 20.8% of total sales, for the second quarter 2023. Results in the second quarter of 2024 included $3.5 million of benefits related to the recognition of previously deferred employee retention tax credits for government enacted relief packages in response to the COVID-19 pandemic that had statute of limitations that expired, which were mostly offset by higher incentive compensation costs. The margin decline quarter over quarter was primarily due to an unfavorable sales mix.
Sales for the year-to-date period ended June 30, 2024 were $1.09 billion, an increase of 9% compared to the year-to-date period ended July 2, 2023, primarily due to continued strong demand in aerospace & defense markets as well as increased medical market sales, which were up 65% compared to the 2023 comparable period. Sales to the commercial aerospace market increased 9%, as airframe sales increased 30% and commercial jet engine sales increased 5%, and sales to the defense market increased 22%. Sales to the energy markets decreased 24%, mainly due to lower specialty energy sales.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended June 30, 2024 and July 2, 2023 is as follows:

	Year-to-date period ended		Year-to-date period ended
Markets	June 30, 2024		July 2, 2023
Aerospace & Defense:
Jet Engines- Commercial	$628.7	58%	$601.7	60%
Airframes- Commercial	179.4	16%	138.0	14%
Defense	112.0	10%	91.9	9%
Total Aerospace & Defense	920.1	84%	831.6	83%
Medical	68.9	6%	41.8	4%
Energy:
Conventional Energy	5.9	1%	6.1	1%
Specialty Energy	40.7	4%	54.8	5%
Total Energy	46.6	5%	60.9	6%
Construction/Mining	15.0	1%	19.2	2%
Other	41.3	4%	44.7	5%
Total	$1,091.9	100%	$998.2	100%

International sales represented 53% of total segment sales for the first half of 2024. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the year-to-date periods ended June 30, 2024 and July 2, 2023, is as follows:

	Year-to-date period ended
	June 30, 2024	July 2, 2023
Nickel-based alloys and specialty alloys	39%	47%
Precision forgings, castings and components	36%	33%
Titanium and titanium-based alloys	24%	19%
Precision rolled strip products	1%	1%
Total	100%	100%

Segment EBITDA in the first half of 2024 increased to $211.4 million, or 19.4% of total sales, compared to $191.3 million, or 19.2% of total sales, for the first half of 2023. HPMC segment results continue to be driven by content on next-generation commercial aerospace platforms. Results in the first half of 2024 included $3.5 million of benefits related to the recognition of previously deferred employee retention tax credits for government enacted relief packages in response to the COVID-19 pandemic that had statute of limitations that expired, which were mostly offset by higher incentive compensation costs.

Despite fourth quarter 2023 melt-related challenges that impacted first half 2024 sales, HPMC results for the first half of 2024 reflected year-over-year improved operating leverage as we continue to experience increasing demand from the aerospace & defense markets. To meet increased demand and capitalize on market opportunities, we continue to invest, including hiring new employees within the segment in 2024 as well as the continuation of our titanium melt expansion in Richland, Washington. Furthermore, our commitment to continuous improvement is resulting in adjustments to our work-flow processes to de-bottleneck our critical operations. We believe that these investments, strong backlog and our LTAs with aerospace market OEMs for our specialty materials, including powders, parts and components, position the HPMC segment for profitable growth for the next several years. Although the aerospace market OEMs have experienced some near-term challenges and delays in their estimated production ramps, we believe the backlog of commercial aircraft, increasing requirements for maintenance, repair, and operations, and the current OEM production forecasts support our growth expectations in this end market.
Advanced Alloys & Solutions Segment
Second quarter 2024 sales were $533.3 million, an increase of 3% compared to the second quarter of 2023, primarily due a 21% increase in aerospace & defense products, 41% increase in specialty energy, and 63% increase in medical market sales, partially offset by continued softness in certain general industrial end markets, particularly conventional energy. Further, sales to the automotive market increased 43% compared to the prior year quarter.

Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended June 30, 2024 and July 2, 2023 is shown below.

	Quarter ended		Quarter ended
Markets	June 30, 2024		July 2, 2023
Aerospace & Defense:
Jet Engines- Commercial	$21.0	4%	$21.7	4%
Airframes- Commercial	117.1	22%	97.2	19%
Defense	68.3	13%	51.7	10%
Total Aerospace & Defense	206.4	39%	170.6	33%
Energy:
Conventional Energy	63.7	12%	107.6	21%
Specialty Energy	54.1	10%	38.3	7%
Total Energy	117.8	22%	145.9	28%
Automotive	67.0	13%	46.8	9%
Electronics	38.8	7%	35.3	7%
Construction/Mining	35.9	7%	37.4	7%
Medical	28.7	5%	17.6	3%
Food Equipment & Appliances	16.2	3%	20.9	4%
Other	22.5	4%	44.4	9%
Total	$533.3	100%	$518.9	100%
International sales represented 31% of total segment sales for the second quarter of 2024, compared to 33% in the prior year’s second quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended June 30, 2024 and July 2, 2023, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Quarter ended
	June 30, 2024	July 2, 2023
Nickel-based alloys and specialty alloys	49%	55%
Zirconium and related alloys	18%	16%
Precision rolled strip products	18%	18%
Titanium and titanium-based alloys	15%	11%
Total	100%	100%

Segment EBITDA was $87.5 million, or 16.4% of sales, for the second quarter 2024, compared to segment EBITDA of $74.1 million, or 14.3% of sales, for the second quarter 2023. The margin increase compared to the prior year was primarily due to a favorable sales mix as growth in titanium mill products and exotic alloys offset weaker demand for nickel-based alloys. Results in the second quarter of 2024 included $5.1 million of benefits related to the recognition of previously deferred employee retention tax credits for government enacted relief packages in response to the COVID-19 pandemic that had statute of limitations that expired, the majority of which were offset by higher incentive compensation costs.

Sales for the first half of 2024 were $1.05 billion, a decrease of 4% compared to the first half of 2023, as continued softness in certain general industrial end markets, especially conventional energy, was partially offset by an 8% increase in aerospace & defense products, 31% increase in electronics sales, and 47% increase in medical market sales. Further, sales to the automotive market increased 18% compared to prior year.

Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended June 30, 2024 and July 2, 2023 is shown below.

	Year-to-date period ended		Year-to-date period ended
Markets	June 30, 2024		July 2, 2023
Aerospace & Defense:
Jet Engines- Commercial	$35.3	3%	$50.1	5%
Airframes- Commercial	221.5	21%	196.1	18%
Defense	122.7	12%	104.7	10%
Total Aerospace & Defense	379.5	36%	350.9	33%
Energy:
Conventional Energy	162.7	16%	232.7	21%
Specialty Energy	92.0	9%	96.1	9%
Total Energy	254.7	25%	328.8	30%
Automotive	118.0	11%	99.9	9%
Electronics	90.7	9%	69.2	6%
Construction/Mining	56.4	5%	69.6	6%
Medical	51.9	5%	35.1	3%
Food Equipment & Appliances	28.1	3%	42.4	4%
Other	67.0	6%	90.0	9%
Total	$1,046.3	100%	$1,085.9	100%
International sales represented 33% of total segment sales for the first half of 2024. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the year-to-date periods ended June 30, 2024 and July 2, 2023, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Year-to-date period ended
	June 30, 2024	July 2, 2023
Nickel-based alloys and specialty alloys	50%	57%
Zirconium and related alloys	19%	15%
Precision rolled strip products	18%	18%
Titanium and titanium-based alloys	13%	10%
Total	100%	100%

Segment EBITDA was $159.3 million, or 15.2% of sales, for the first half of 2024, compared to segment EBITDA of $157.8 million, or 14.5% of sales, for the first half of 2023. The margin increase compared to the prior year was primarily due to a favorable sales mix as growth in titanium mill products and exotic alloys offset weaker demand for nickel-based alloys. Results in the first half of 2024 included $5.1 million of benefits related to the recognition of previously deferred employee retention tax credits for government enacted relief packages in response to the COVID-19 pandemic that had statute of limitations that expired, the majority of which were offset by higher incentive compensation costs.

We continue to expect margin expansion within this segment through 2024 with improved sales mix and improving operating performance. Additionally, early signs of improving industrial demand would benefit overall operating leverage. We have increased capacity at our titanium melt shop in Albany, Oregon in the first half of fiscal year 2024, and expect to reach full production capacity at that facility in the second half of fiscal year 2024. While availability of raw materials for our melting processes remains adequate, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.

Corporate Items
Corporate expenses for the second quarter of 2024 were $19.4 million, compared to $17.7 million for the second quarter 2023. For the year-to-date period ended June 30, 2024, corporate expenses were $36.5 million, compared to $34.6 million for the year-to-date period ended July 2, 2023. The current year increases reflect higher incentive compensation costs compared to the prior year periods.
Closed operations and other income for the second quarter 2024 was $0.7 million, compared to expense of $1.9 million for the second quarter 2023. For the year-to-date period ended June 30, 2024, closed operations and other expense was $0.6 million, compared to $3.2 million for the year-to-date period ended July 2, 2023. Closed operations and other income (expense) for the quarter and year-to-date period ended June 30, 2024 includes a $2.3 million gain on the sale of assets for our idled Houston, PA facility included within gain on asset sales and sales of businesses, net, on the consolidated statement of operations, for which $3.5 million of proceeds were received and reported as an investing activity on the consolidated statement of cash flows.
The following table shows depreciation & amortization for the relevant periods by each business segment. Depreciation expense in the second quarter and year-to-date period ended July 2, 2023 includes $0.8 million of accelerated depreciation on fixed assets for the closure of our Robinson, PA operations.

	Quarter ended		Year-to-date period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

High Performance Materials & Components	$17.9	$17.9	$34.2	$35.3
Advanced Alloys & Solutions	18.3	16.2	36.3	32.3
Other	1.7	1.8	3.4	3.4
	$37.9	$35.9	$73.9	$71.0
Interest expense, net of interest income, in the second quarter 2024 increased to $28.4 million, compared to $21.3 million for the second quarter 2023. Interest expense, net of interest income, for the year-to-date period ended June 30, 2024 was $55.0 million, compared to $41.2 million for the year-to-date period ended July 2, 2023. These increases reflect the issuance of the 2030 Notes during the third quarter 2023. Capitalized interest reduced interest expense by $1.9 million in the second quarter 2024 and $3.3 million in the second quarter 2023. For the year-to-date periods ended June 30, 2024 and July 2, 2023, capitalized interest was $5.9 million and $6.7 million, respectively.
Restructuring and other charges of $5.4 million for the second quarter of 2024 include $5.5 million of inventory write-downs related to our ongoing European restructuring and $1.8 million of start-up costs, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by credits of $1.9 million primarily for lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates. Restructuring and other charges of $8.5 million for the year-to-date period ended June 30, 2024 include $5.5 million of inventory write-downs related to our ongoing European restructuring and $4.7 million of start-up costs, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by credits of $1.7 million primarily for lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates.
Restructuring and other charges of $9.2 million for the second quarter of 2023 include $2.7 million of severance-related restructuring charges as well as $4.5 million of start-up costs and $2.0 million primarily for asset write-offs for the closure of our Robinson, PA operations, both of which are included within cost of sales on the consolidated statements of operations. Restructuring and other charges of $10.4 million for the year-to-date period ended July 2, 2023 also include $1.2 million of additional start-up costs related to the Company’s titanium operations in Albany, OR, which are included within cost of sales on the consolidated statements of operations. These restructuring and other charges were excluded from segment EBITDA. Cash payments associated with prior restructuring programs were $4.1 million in the first half of 2024. Of the $9.4 million of remaining reserves associated with these restructuring actions as of June 30, 2024, all are expected to be paid within the next year.
Loss on asset sales and sales of businesses, net, for the second quarter and year-to-date period ended July 2, 2023 is related to a $0.6 million loss on the sale of the Company’s Northbrook, IL operations.

Income Taxes
For the quarter and year-to-date period ended June 30, 2024, our effective tax rate was 22.8% and 21.5%, respectively, resulting in an income tax provision of $25.3 million and $42.2 million, respectively. For the quarter and year-to-date period ended July 2, 2023, our effective tax rate was 3.8% and 4.3%, respectively, resulting in an income tax provision of $3.7 million and $8.0 million, respectively. The effective tax rate for the quarter ended June 30, 2024 includes discrete tax benefits of $1.6 million, which includes the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss that was associated with our interest rate swap due to its maturity. Discrete tax benefits for the year-to-date period ended June 30, 2024 were $4.7 million, which also includes $3.2 million for share-based compensation. The effective tax rates for the quarter and year-to-date period ended July 2, 2023 were impacted by the net valuation allowance position in the U.S. and our foreign earnings.
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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. We were in compliance with the fixed charge coverage ratio as of June 30, 2024. Additionally, we must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of our 3.5% Convertible Senior Notes due 2025 and the 6.95% Debentures due 2025 issued by our wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and our undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of June 30, 2024, there were no outstanding borrowings under the revolving portion of the ABL facility, and $31.7 million was utilized to support the issuance of letters of credit. At June 30, 2024, we had $426 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $556 million. We have no significant debt maturities until the second quarter 2025.

Periodically, our Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $150 million in November 2023. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the year-to-date period ended June 30, 2024, ATI used $150.0 million to repurchase 3.4 million shares of its common stock under the Share Repurchase Program. At June 30, 2024, we have utilized the full amount currently authorized under the Share Repurchase Program. In the year-to-date period ended July 2, 2023, ATI used $10.1 million to repurchase 0.2 million shares of its common stock under the Share Repurchase Program.
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
Our Debt to Adjusted EBITDA Leverage ratio improved in the second quarter of 2024 compared to year end 2023, resulting from higher earnings, while our Net Debt to Adjusted EBITDA Leverage ratio worsened in the second quarter of 2024 compared to year end 2023, largely a due to a decreased cash balance. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Quarter ended		Trailing 12-month period ended	Year ended
	June 30, 2024	July 2, 2023	June 30, 2024	December 31, 2023
Net income attributable to ATI	$81.9	$90.4	$383.9	$410.8
Net income attributable to noncontrolling interests	3.7	3.1	13.4	12.6
Net income	85.6	93.5	397.3	423.4
Interest expense	28.4	21.3	106.6	92.8
Depreciation and amortization	37.9	35.9	149.0	146.1
Income tax provision (benefit)	25.3	3.7	(94.0)	(128.2)
Pension remeasurement loss	—	—	26.8	26.8
Pension settlement loss	—	—	41.7	41.7
Restructuring and other charges	5.4	9.2	29.5	31.4
Loss on asset sales and sale of businesses, net	—	0.6	—	0.6
Adjusted EBITDA	$182.6	$164.2	$656.9	$634.6

Debt			$2,170.8	$2,179.6
Add: Debt issuance costs			17.4	19.6
Total debt			2,188.2	2,199.2
Less: Cash			(425.6)	(743.9)
Net debt			$1,762.6	$1,455.3

Total Debt to Adjusted EBITDA			3.33	3.47
Net Debt to Adjusted EBITDA			2.68	2.29
Cash Flow
Cash provided by operations was $2.3 million in the year-to-date period ended June 30, 2024, compared to cash used in operations of $217.1 million in the year-to-date period ended July 2, 2023. Both periods reflect higher accounts receivable and higher inventory balances due to increased operating levels, but these conditions impacted 2024 to a much lesser extent than 2023. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. However, we actively manage our working capital to allow for the required flexibility to meet our strategic objectives. Other significant first half 2024 operating cash flow items included payment of 2023 annual incentive compensation. Other significant first half 2023 operating cash flow items included $50 million in contributions to the U.S. defined benefit pension plans and the payment of 2022 annual incentive compensation.
Cash used in investing activities was $117.1 million in the year-to-date period ended June 30, 2024, reflecting $126.0 million in capital expenditures primarily related to various growth projects to support the aerospace & defense and aero-like markets. Proceeds from disposals of property, plant and equipment in the year-to-date period ended June 30, 2024 of $5.9 million largely relate to $3.5 million of proceeds received for the sale of assets for our idled Houston, PA facility. For the year-to-date period ended July 2, 2023, cash used in investing activities was $100.8 million, reflecting $103.3 million in capital expenditures. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.

Cash used in financing activities was $193.9 million in the year-to-date period ended June 30, 2024, which included $150.0 million to repurchase 3.4 million shares of ATI stock under our Share Repurchase Program authorized by our Board of Directors. For the year-to-date period ended July 2, 2023, cash provided by financing activities was $1.0 million, and included $50 million of borrowings under the Company’s ABL Credit Facility and $10.1 million of payments for the repurchase of 0.2 million shares of ATI stock.
At June 30, 2024, cash and cash equivalents on hand totaled $425.6 million, a decrease of $318.3 million from year end 2023. Cash and cash equivalents held by our foreign subsidiaries, excluding the $9.6 million of cash held for sale, was $154.8 million at June 30, 2024, of which $93.9 million was held by the STAL joint venture.
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
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At June 30, 2024, we had $227.2 million of goodwill on our consolidated balance sheet. All goodwill relates to reporting units in the HPMC segment.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at June 30, 2024.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company had a $50 million floating-for-fixed interest rate swap which converted a portion of the Term Loan to a 4.21% fixed rate, which matured during the quarter ended June 30, 2024. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. Any gain or loss associated with this hedging arrangement were included in interest expense.
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
At June 30, 2024, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. Approximately 65% of our forecasted domestic requirements for natural gas for the remainder of 2024 and approximately 35% for 2025. At June 30, 2024, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $3.3 million, comprised of $3.0 million in other current liabilities and $0.3 million in other long-term liabilities on the balance sheet. For the quarter ended June 30, 2024, natural gas hedging activity increased cost of sales by $2.3 million.
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
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2024, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2025. The aggregate notional amount hedged is approximately 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At June 30, 2024, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $4.2 million, comprised of $3.7 million in other current liabilities and $0.5 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2024, we had no material outstanding foreign currency forward contracts.
We may also use derivative instruments that are not designated as hedges to protect our results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and we recognized $0.5 million of expense for settled foreign currency forward contracts that were not designated as hedges during the second quarter and year-to-date period ended June 30, 2024, which offset foreign currency gains in the relevant currency. We have no significant outstanding hedges that are not designated as of June 30, 2024.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2023, and addressed in Note 16 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
On August 2, 2024, the Company received notice that it and certain of its affiliates are parties to a lawsuit captioned William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and filed in federal district court for the Western District of Pennsylvania. The lawsuit asserts various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company disputes and intends to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

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

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprised of shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - May 5, 2024	—	$—	—	$—
May 6, 2024 - June 2, 2024	382	$62.64	—	$—
June 3, 2024 - June 30, 2024	46	$33.99	—	$—
Total	428	$59.56	—	$—
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Excludes excise taxes incurred on share repurchases.

Item 5.	Other Information

Rule 10b5-1 Plan Elections

As previously announced, Robert S. Wetherbee, who served as the Company’s Chief Executive Officer from January 2019 through June 2024, became the Company’s Executive Chairman on July 1, 2024. During the quarterly period ended June 30, 2024, Mr. Wetherbee entered into a pre-arranged stock trading plan, dated May 28, 2024, to provide for his potential sale of up to 100,000 shares of the Company’s common stock between September 16, 2024 and December 13, 2024 for his personal tax and estate planning purposes. Mr. Wetherbee entered into his trading plan during an open trading window under the Company’s policies and procedures pertaining to transactions in Company securities, and it is intended to satisfy the affirmative defense criteria articulated by Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

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
ATI INC.
(Registrant)

Date:	August 6, 2024	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2024	By	/s/ Michael B. Miller
Michael B. Miller
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)