Form 10-Q
period 2024-09-29
ATI INC
filed 2024-10-29
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 11, 2024, the registrant had outstanding 142,642,589 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended September 29, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 29, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$406.6	$743.9
Accounts receivable, net	730.2	625.0
Short-term contract assets	90.5	59.1
Inventories, net	1,414.5	1,247.5
Prepaid expenses and other current assets	136.6	62.2
Total Current Assets	2,778.4	2,737.7
Property, plant and equipment, net	1,746.5	1,665.9
Goodwill	227.2	227.2
Other assets	313.7	354.3
Total Assets	$5,065.8	$4,985.1
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$528.5	$524.8
Short-term contract liabilities	146.5	163.6
Short-term debt and current portion of long-term debt	27.9	31.9
Other current liabilities	242.4	256.8
Total Current Liabilities	945.3	977.1
Long-term debt	1,855.5	2,147.7
Accrued postretirement benefits	163.8	175.2
Pension liabilities	37.1	39.7
Other long-term liabilities	152.1	164.9
Total Liabilities	3,153.8	3,504.6
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-142,871,688 shares at September 29, 2024 and 132,300,971 shares at December 31, 2023; outstanding-142,631,508 shares at September 29, 2024 and 126,879,099 shares at December 31, 2023	14.3	13.2
Additional paid-in capital	1,937.8	1,697.1
Retained loss	(72.8)	(70.1)
Treasury stock: 240,180 shares at September 29, 2024 and 5,421,872 shares at December 31, 2023	(13.3)	(184.0)
Accumulated other comprehensive loss, net of tax	(74.6)	(83.2)
Total ATI stockholders’ equity	1,791.4	1,373.0
Noncontrolling interests	120.6	107.5
Total Equity	1,912.0	1,480.5
Total Liabilities and Equity	$5,065.8	$4,985.1

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Sales	$1,051.2	$1,025.6	$3,189.4	$3,109.7

Cost of sales	826.4	831.0	2,539.8	2,512.8
Gross profit	224.8	194.6	649.6	596.9
Selling and administrative expenses	82.4	69.8	253.3	235.8
Restructuring charges (credits)	0.5	(0.5)	(1.2)	2.2
Loss (gain) on asset sales and sales of businesses, net	(0.3)	0.1	(2.5)	0.8
Operating income	142.2	125.2	400.0	358.1
Nonoperating retirement benefit expense	(3.7)	(2.4)	(11.1)	(7.3)
Interest expense, net	(28.0)	(23.8)	(83.0)	(65.0)
Other income, net	4.4	—	5.2	1.3
Income before income taxes	114.9	99.0	311.1	287.1
Income tax provision	28.3	4.9	70.5	12.9
Net income	86.6	94.1	240.6	274.2
Less: Net income attributable to noncontrolling interests	3.9	3.9	9.9	9.1
Net income attributable to ATI	$82.7	$90.2	$230.7	$265.1

Basic net income attributable to ATI per common share	$0.64	$0.70	$1.82	$2.06

Diluted net income attributable to ATI per common share	$0.57	$0.62	$1.61	$1.82

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income	$86.6	$94.1	$240.6	$274.2
Currency translation adjustment
Unrealized net change arising during the period	17.4	(9.2)	7.1	(14.0)
Derivatives
Net derivatives loss on hedge transactions	(1.9)	(3.2)	(4.3)	(20.6)
Reclassification to net income of net realized loss	3.7	1.8	8.0	0.1
Income taxes on derivative transactions	0.5	—	1.7	—
Total	1.3	(1.4)	2.0	(20.5)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	1.3	1.5	3.9	4.5
Prior service cost
Amortization to net income of net prior service credits	(0.1)	(0.1)	(0.4)	(0.4)
Income taxes on postretirement benefit plans	0.3	—	0.8	—
Total	0.9	1.4	2.7	4.1
Other comprehensive income (loss), net of tax	19.6	(9.2)	11.8	(30.4)
Comprehensive income	106.2	84.9	252.4	243.8
Less: Comprehensive income attributable to noncontrolling interests	7.9	1.8	13.1	5.7
Comprehensive income attributable to ATI	$98.3	$83.1	$239.3	$238.1

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Year-to-date period ended
	September 29, 2024	October 1, 2023
Operating Activities:
Net income	$240.6	$274.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	112.4	106.6
Share-based compensation	26.6	21.5
Deferred taxes	56.5	2.2
Net gains from disposal of property, plant and equipment	(6.0)	(0.1)
Loss (gain) on sales of businesses	—	0.6
Changes in operating assets and liabilities:
Inventories	(198.4)	(158.2)
Accounts receivable	(111.3)	(104.0)
Accounts payable	20.2	(108.2)
Pension plan contributions	—	(272.0)
Retirement benefits	(7.9)	(12.3)
Accrued liabilities and other	(106.4)	(81.6)
Cash provided by (used in) operating activities	26.3	(331.3)
Investing Activities:
Purchases of property, plant and equipment	(191.8)	(147.3)
Proceeds from disposal of property, plant and equipment	10.6	3.3
Transaction costs for sales of businesses, net of proceeds	—	(0.3)
Other	3.0	1.1
Cash used in investing activities	(178.2)	(143.2)
Financing Activities:
Borrowings on long-term debt	—	425.0
Payments on long-term debt and finance leases	(21.9)	(22.0)
Net payments under credit facilities	(5.1)	(7.3)
Receipt of convertible note capped call	76.1	—
Debt issuance costs	—	(6.1)
Purchase of treasury stock	(190.0)	(55.1)
Shares repurchased for income tax withholding on share-based compensation and other	(25.3)	(11.1)
Cash provided by (used in) financing activities	(166.2)	323.4
Less: Cash held for sale	(19.2)	—
Decrease in cash and cash equivalents	(337.3)	(151.1)
Cash and cash equivalents at beginning of period	743.9	584.0
Cash and cash equivalents at end of period	$406.6	$432.9
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, July 2, 2023	$13.2	$1,682.0	$(306.0)	$(107.9)	$(87.3)	$115.2	$1,309.2
Net income	—	—	90.2	—	—	3.9	94.1
Other comprehensive loss	—	—	—	—	(7.1)	(2.1)	(9.2)
Purchase of treasury stock	—	—	—	(45.4)	—	—	(45.4)
Employee stock plans	—	7.5	—	(0.3)	—	—	7.2
Balance, October 1, 2023	$13.2	$1,689.5	$(215.8)	$(153.6)	$(94.4)	$117.0	$1,355.9
Balance, June 30, 2024	$13.4	$1,712.9	$78.4	$(359.3)	$(90.2)	$112.7	$1,467.9
Net income	—	—	82.7	—	—	3.9	86.6
Other comprehensive income	—	—	—	—	15.6	4.0	19.6
Conversion of convertible notes	0.9	140.1	(233.9)	384.6	—	—	291.7
Convertible note capped call	—	76.1	—	—	—	—	76.1
Purchase of treasury stock	—	—	—	(38.8)	—	—	(38.8)
Employee stock plans	—	8.7	—	0.2	—	—	8.9
Balance, September 29, 2024	$14.3	$1,937.8	$(72.8)	$(13.3)	$(74.6)	$120.6	$1,912.0

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, January 1, 2023	$13.1	$1,668.1	$(480.9)	$(87.0)	$(67.4)	$111.3	$1,157.2
Net income	—	—	265.1	—	—	9.1	274.2
Other comprehensive loss	—	—	—	—	(27.0)	(3.4)	(30.4)
Purchase of treasury stock	—	—	—	(55.5)	—	—	(55.5)
Employee stock plans	0.1	21.4	—	(11.1)	—	—	10.4
Balance, October 1, 2023	$13.2	$1,689.5	$(215.8)	$(153.6)	$(94.4)	$117.0	$1,355.9
Balance, December 31, 2023	$13.2	$1,697.1	$(70.1)	$(184.0)	$(83.2)	$107.5	$1,480.5
Net income	—	—	230.7	—	—	9.9	240.6
Other comprehensive income	—	—	—	—	8.6	3.2	11.8
Conversion of convertible notes	0.9	140.1	(233.9)	384.6	—	—	291.7
Convertible note capped call	—	76.1	—	—	—	—	76.1
Purchase of treasury stock	—	—	—	(190.0)	—	—	(190.0)
Employee stock plans	0.2	24.5	0.5	(23.9)	—	—	1.3
Balance, September 29, 2024	$14.3	$1,937.8	$(72.8)	$(13.3)	$(74.6)	$120.6	$1,912.0
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
In December 2023, the FASB issued new accounting guidance related to income tax disclosures. This guidance requires an entity to disclose specific categories in its annual rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This guidance also requires additional annual disclosures for income taxes paid and requires disaggregation of income before tax, between domestic and foreign, and income tax expense, between federal, state and foreign. This guidance also eliminates several current disclosure requirements related to: (1) the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months, (2) making a statement that an estimate of the range cannot be made, and (3) disclosing the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. This new guidance will be effective for the Company for fiscal year 2025 and must be applied on a prospective basis with retrospective application permitted. Early adoption of this guidance is also permitted. The Company does not expect to early adopt this guidance and does not expect these changes to have an impact on the Company’s consolidated financial statements other than disclosure requirements.
Note 2. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues by global and geographical markets for the quarters and year-to-date periods ended September 29, 2024 and October 1, 2023 is included in the following tables.

(in millions)	Quarter ended
	September 29, 2024			October 1, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$341.9	$24.0	$365.9	$312.5	$16.9	$329.4
Airframes- Commercial	84.1	96.7	180.8	104.0	99.6	203.6
Defense	48.9	58.2	107.1	39.7	53.1	92.8
Total Aerospace & Defense	474.9	178.9	653.8	456.2	169.6	625.8
Energy:
Conventional Energy	2.4	70.2	72.6	2.5	84.5	87.0
Specialty Energy	26.3	43.6	69.9	20.2	41.7	61.9
Total Energy	28.7	113.8	142.5	22.7	126.2	148.9
Automotive	4.6	59.2	63.8	7.2	40.9	48.1
Medical	28.6	24.5	53.1	28.9	18.6	47.5
Electronics	—	49.1	49.1	0.6	44.2	44.8
Construction/Mining	4.9	36.9	41.8	7.7	32.3	40.0
Food Equipment & Appliances	—	12.9	12.9	—	16.2	16.2
Other	10.7	23.5	34.2	16.2	38.1	54.3
Total	$552.4	$498.8	$1,051.2	$539.5	$486.1	$1,025.6

(in millions)	Year-to-date period ended
	September 29, 2024			October 1, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$970.6	$59.3	$1,029.9	$914.2	$67.0	$981.2
Airframes- Commercial	263.5	318.2	581.7	242.0	295.7	537.7
Defense	160.9	180.9	341.8	131.6	157.8	289.4
Total Aerospace & Defense	1,395.0	558.4	1,953.4	1,287.8	520.5	1,808.3
Energy:
Conventional Energy	8.3	232.9	241.2	8.6	317.2	325.8
Specialty Energy	67.0	135.6	202.6	75.0	137.8	212.8
Total Energy	75.3	368.5	443.8	83.6	455.0	538.6
Automotive	13.4	177.2	190.6	19.5	140.8	160.3
Medical	97.5	76.4	173.9	70.7	53.7	124.4
Electronics	3.0	139.8	142.8	1.8	113.4	115.2
Construction/Mining	19.9	93.3	113.2	26.9	101.9	128.8
Food Equipment & Appliances	—	41.0	41.0	—	58.6	58.6
Other	40.2	90.5	130.7	47.4	128.1	175.5
Total	$1,644.3	$1,545.1	$3,189.4	$1,537.7	$1,572.0	$3,109.7

(in millions)	Quarter ended
	September 29, 2024			October 1, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$285.8	$339.8	$625.6	$242.6	$314.2	$556.8
Europe	201.4	41.6	243.0	217.7	49.7	267.4
Asia	30.3	93.0	123.3	37.8	103.4	141.2
Canada	16.4	15.0	31.4	13.1	10.4	23.5
South America, Middle East and other	18.5	9.4	27.9	28.3	8.4	36.7
Total	$552.4	$498.8	$1,051.2	$539.5	$486.1	$1,025.6

(in millions)	Year-to-date period ended
	September 29, 2024			October 1, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$797.9	$1,037.8	$1,835.7	$661.1	$1,052.3	$1,713.4
Europe	636.9	146.5	783.4	619.7	137.7	757.4
Asia	106.5	258.5	365.0	132.8	316.4	449.2
Canada	45.4	39.5	84.9	41.7	34.9	76.6
South America, Middle East and other	57.6	62.8	120.4	82.4	30.7	113.1
Total	$1,644.3	$1,545.1	$3,189.4	$1,537.7	$1,572.0	$3,109.7
Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	September 29, 2024			October 1, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	43%	50%	46%	42%	52%	47%
Precision forgings, castings and components	36%	—%	20%	33%	—%	18%
Titanium and titanium-based alloys	21%	12%	17%	24%	13%	19%
Precision rolled strip products	—%	21%	9%	1%	19%	9%
Zirconium and related alloys	—%	17%	8%	—%	16%	7%
Total	100%	100%	100%	100%	100%	100%

	Year-to-date period ended
	September 29, 2024			October 1, 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	41%	50%	45%	45%	56%	50%
Precision forgings, castings and components	36%	—%	19%	33%	—%	17%
Titanium and titanium-based alloys	23%	13%	18%	21%	11%	16%
Zirconium and related alloys	—%	18%	9%	—%	15%	8%
Precision rolled strip products	—%	19%	9%	1%	18%	9%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $3.9 billion and $3.6 billion at September 29, 2024 and October 1, 2023, respectively. Due to the structure of the Company’s long-term agreements, approximately 65% of this backlog at September 29, 2024 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.

Contract balances
As of September 29, 2024 and December 31, 2023, accounts receivable from customers were $732.8 million and $628.2 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the year-to-date periods ended September 29, 2024 and October 1, 2023:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	September 29, 2024	October 1, 2023
Balance as of beginning of year	$3.2	$7.7
Expense to increase the reserve	—	0.2
Write-off of uncollectible accounts	(0.6)	(4.2)
Balance as of period end	$2.6	$3.7

(in millions)
Contract Assets
Short-term	September 29, 2024	October 1, 2023
Balance as of beginning of year	$59.1	$64.1
Recognized in current year	68.9	66.6
Reclassified to accounts receivable	(37.5)	(74.1)
Balance as of period end	$90.5	$56.6

(in millions)
Contract Liabilities
Short-term	September 29, 2024	October 1, 2023
Balance as of beginning of year	$163.6	$149.1
Recognized in current year	75.1	61.4
Amounts in beginning balance reclassified to revenue	(67.7)	(86.7)
Current year amounts reclassified to revenue	(36.9)	(40.9)
Other	—	(0.1)
Reclassification to/from long-term	12.4	27.4
Balance as of period end	$146.5	$110.2

Long-term (a)	September 29, 2024	October 1, 2023
Balance as of beginning of year	$39.4	$66.8
Recognized in current year	10.8	1.0
Reclassification to/from short-term	(12.4)	(27.4)
Balance as of period end	$37.8	$40.4
(a) Long-term contract liabilities are included in other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $9.8 million and $8.1 million as of September 29, 2024 and December 31, 2023, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the quarter and year-to-date period ended September 29, 2024 was $0.2 million and $0.8 million, respectively. Contract cost amortization expense for the quarter and year-to-date period ended October 1, 2023 was $0.2 million and $0.9 million, respectively.

Note 3. Inventories
Inventories at September 29, 2024 and December 31, 2023 were as follows (in millions):

	September 29, 2024	December 31, 2023
Raw materials and supplies	$217.0	$234.9
Work-in-process	1,188.2	973.6
Finished goods	81.0	114.5
	1,486.2	1,323.0
Inventory valuation reserves	(71.7)	(75.5)
Total inventories, net	$1,414.5	$1,247.5
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at September 29, 2024 and December 31, 2023 was as follows (in millions):

	September 29, 2024	December 31, 2023
Land	$30.9	$32.3
Buildings and leasehold improvements	711.2	692.7
Equipment	3,099.2	3,024.3
	3,841.3	3,749.3
Accumulated depreciation and amortization	(2,094.8)	(2,083.4)
Total property, plant and equipment, net	$1,746.5	$1,665.9
The construction in progress portion of property, plant and equipment at September 29, 2024 was $259.8 million. Capital expenditures on the consolidated statement of cash flows for the year-to-date periods ended September 29, 2024 and October 1, 2023 exclude $28.3 million and $28.9 million, respectively, of accrued capital expenditures that were included in property, plant and equipment at September 29, 2024 and October 1, 2023, respectively.

Note 5. Divestitures
During 2024, the Company approved plans to divest of certain immaterial, non-core operations from both the HPMC and AA&S segments. These non-core operations, which are classified as held for sale as of September 29, 2024, do not meet the criteria to be classified as discontinued operations in the consolidated financial statements. The following are the assets and liabilities classified as held for sale that are reported as prepaid expenses and other current assets, other long-term assets, other current liabilities, and other long-term liabilities on the consolidated balance sheet as of September 29, 2024.

(in millions)	September 29, 2024
Assets
Cash	$19.2
Accounts receivable, net	6.1
Inventories, net	31.4
Prepaid expenses and other current assets	0.3
Total current assets	57.0
Property, plant and equipment, net	5.4
Other assets	6.5
Total long-term assets	11.9
Total Assets	68.9

Liabilities
Accounts payable	2.4
Other current liabilities	2.8
Total current liabilities	5.2
Other long-term liabilities	3.9
Total Liabilities	9.1

Net assets held for sale	$59.8
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip (PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of September 29, 2024 were $102.3 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology; however, there is no active development at this time. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners. Cash and cash equivalents held by this joint venture as of September 29, 2024 were $1.0 million.

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

ATI’s share of A&T Stainless results were losses of $0.2 million and $1.0 million for the quarter and year-to-date period ended September 29, 2024, respectively, and $0.5 million and $1.3 million for the quarter and year-to-date period ended October 1, 2023, respectively, which are included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results. As of September 29, 2024 and December 31, 2023, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $0.2 million and $1.5 million, respectively.

Uniti:
ATI had a 50% interest in the industrial titanium joint venture known as Uniti, with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. On March 9, 2022, the Company announced the termination of Uniti, LLC. No impairments were recorded as a result of the decision to terminate the Uniti joint venture. Uniti was accounted for under the equity method of accounting. ATI’s share of Uniti’s results were losses of $0.2 million for quarter ended October 1, 2023 and income of $0.3 million for the year-to-date period ended October 1, 2023, which were included in the AA&S segment’s operating results, and within other income/expense, net on the consolidated statements of operations. The Company received its final distribution in the first quarter of 2024 as a result of the termination, and formal dissolution occurred in the fourth quarter of 2024.
Note 7. Supplemental Financial Statement Information
Other income (expense), net for the quarters and year-to-date periods ended September 29, 2024 and October 1, 2023 was as follows:

(in millions)	Quarter ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Rent and royalty income	$0.7	$0.7	$2.3	$2.0
Gains from disposal of property, plant and equipment, net	3.7	—	3.7	0.3
Net equity loss on joint ventures (See Note 6)	(0.2)	(0.7)	(1.0)	(1.0)
Other	$0.2	$—	$0.2	$—
Total other income, net	$4.4	$—	$5.2	$1.3
Gains from disposal of property, plant and equipment, net for the quarter and year-to-date period ended September 29, 2024 include a $3.7 million gain on the sale of certain oil and gas rights. These cash gains are reported as an investing activity on the consolidated statement of cash flow for the year-to-date period ended September 29, 2024.

Restructuring
Restructuring charges were $0.5 million for the quarter ended September 29, 2024 and represent severance for the involuntary reduction of several domestic employees. Restructuring charges were a credit of $1.2 million for the year-to-date period ended September 29, 2024, primarily for a reduction in severance-related reserves for approximately 80 employees based on revised workforce reduction estimates, which includes the ongoing restructuring of the Company’s European operations. Restructuring charges for the third quarter ended October 1, 2023 were a credit of $0.5 million for a reduction in severance-related reserves related to approximately 10 employees based on revised workforce reduction estimates. Restructuring charges for the year-to-date period ended October 1, 2023 were a charge of $2.2 million and represent severance for the involuntary reduction of approximately 40 employees across the Company’s domestic operations, partially offset by the credit in the third quarter 2023 discussed above. These amounts are presented as restructuring charges (credits) in the consolidated statements of operations and are excluded from segment EBITDA.

Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 31, 2023	$15.2
Adjustments	(1.2)
Payments	(5.2)
Balance at September 29, 2024	$8.8
The $8.8 million restructuring reserve balance at September 29, 2024 is recorded in other current liabilities on the consolidated balance sheet.
Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a pre-determined discount rate commensurate with the creditworthiness of ATI. As of September 29, 2024 and December 31, 2023, the Company had $58.4 million and $15.6 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.
Note 8. Debt
Debt at September 29, 2024 and December 31, 2023 was as follows (in millions):

	September 29, 2024	December 31, 2023
ATI Inc. 7.25% Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ATI Inc. 3.5% Convertible Senior Notes due 2025	—	291.4
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	—	5.0
Finance leases and other	98.2	102.8
Debt issuance costs	(14.8)	(19.6)
Debt	1,883.4	2,179.6
Short-term debt and current portion of long-term debt	27.9	31.9
Long-term debt	$1,855.5	$2,147.7

(a) The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.
Revolving Credit Facility

The Company has an Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s operations. The ABL facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL facility, which matures in September 2027, includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (Term Loan), and a swing loan facility of up to $60 million. The Term Loan has an interest rate of 2.0% above the adjusted Secured Overnight Financing Rate (SOFR) and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The Company previously maintained a $50 million floating-for-fixed interest rate swap which converted a portion of the Term Loan to a 4.21% fixed interest rate that matured in June 2024.

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of September 29, 2024. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of September 29, 2024, there were no outstanding borrowings under the revolving portion of the ABL facility, and $31.7 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL facility during the year-to-date period ended September 29, 2024. There were average revolving credit borrowings of $17 million bearing an average annual interest rate of 6.5% under the ABL facility for the year-to-date period ended October 1, 2023. The Company also has foreign credit facilities, primarily in China, that total $59 million based on September 29, 2024 foreign exchange rates, none of which was drawn as of September 29, 2024 and $5.0 million of which was drawn as of December 31, 2023.
2025 Convertible Notes

During the third quarter of 2024, the Company notified holders of the $291.4 million outstanding principal amount of its 3.5% Convertible Notes due 2025 (2025 Convertible Notes) that they would be redeemed prior to their maturity date. The holders of any outstanding 2025 Convertible Notes had the right to convert the principal amount of such notes into shares of ATI’s common stock prior to the redemption date. Any 2025 Convertible Notes not tendered for conversion prior to the redemption date were redeemed in cash at a redemption price equal to the principal amount, plus accrued and unpaid interest.

As a result, $291.0 million principal amount of the outstanding notes was converted at a rate of 64.7178 shares of ATI common stock per $1,000 principal amount, equivalent to a conversion price of $15.45 per share or 18.8 million shares of ATI common stock. Due to the early redemption of the 2025 Convertible Notes, the conversion rate was a premium to the conversion rate of 64.5745 shares of ATI common stock per $1,000 principal amount, or approximately $15.49 per share, that would have been due at maturity. The remaining $0.4 million of outstanding principal balance were not tendered for conversion and, as a result, the Company redeemed those for cash.

For those holders who exercised the conversion rights, the terms of the 2025 Convertible Notes provided that any accrued but unpaid interest at the date of conversion was forfeited. As a result, accrued interest from the last interest payment date of June 15, 2024 through the date of conversion, totaling $2.3 million, was credited to additional paid-in capital. In addition, the remaining unamortized deferred issuance costs of $1.6 million at the date of conversion were charged to additional paid-in capital.

Coincident with its redemption of the 2025 Convertible Notes, the Company also settled the capped call transactions initiated as part of the issuance of the 2025 Convertible Notes. The capped call transactions included a cap price of $19.76 per share and were settled for $76.1 million in cash, which is recorded as additional paid-in capital on the consolidated balance sheet and as a financing activity on the consolidated statement of cash flows.

As of December 31, 2023, the fair value of the 2025 Convertible Notes was $864 million based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes had a 3.5% cash coupon rate that was payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate was 4.2% for the quarters and year-to-date periods ended September 29, 2024 and October 1, 2023. Remaining deferred issuance costs were $2.9 million at December 31, 2023. Interest expense on the 2025 Convertible Notes was as follows:

	Quarter ended		Year-to-date period ended
(in millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Contractual coupon rate	$2.1	$2.5	$7.2	$7.6
Amortization of debt issuance costs	0.3	0.5	1.3	1.4
Total interest expense	$2.4	$3.0	$8.5	$9.0

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
The majority of ATI’s products are sold under contractual arrangements that include raw material surcharges and index mechanisms. However, as of September 29, 2024, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2025. The aggregate notional amount hedged is approximately 6% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At September 29, 2024, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility consisted of natural gas cost hedges. At September 29, 2024, the Company hedged approximately 85% of its forecasted domestic requirements for natural gas for the remainder of 2024, approximately 55% for 2025 and approximately 10% for 2026.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, it uses foreign currency exchange contracts, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies it expects to receive from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 29, 2024, the Company had no material outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company previously maintained a $50 million floating-for-fixed interest rate swap which converted a portion of the ABL Term Loan to a 4.21% fixed rate that matured during the quarter ended June 30, 2024. There are no outstanding derivative interest rate contracts at September 29, 2024.
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

(In millions) Asset derivatives	Balance sheet location	September 29, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other current assets	$—	$0.7
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.1
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.6	—
Natural gas contracts	Prepaid expenses and other current assets	0.1	—
Nickel and other raw material contracts	Other assets	0.2	—
Natural gas contracts	Other assets	0.1	0.1
Total derivatives designated as hedging instruments		$1.0	$0.9
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	0.1	—
Natural gas contracts	Other current liabilities	2.7	5.6
Nickel and other raw material contracts	Other current liabilities	3.0	7.5
Natural gas contracts	Other long-term liabilities	0.3	1.1
Foreign exchange contracts	Other long-term liabilities	0.3	—
Total derivatives designated as hedging instruments		$6.4	$14.2
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of September 29, 2024. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at September 29, 2024, a pre-tax loss of $5.1 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the quarters and year-to-date periods ended September 29, 2024 and October 1, 2023 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Quarter ended		Quarter ended
Derivatives in Cash Flow Hedging Relationships	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Nickel and other raw material contracts	$(0.2)	$(1.6)	$(1.4)	$(0.4)
Natural gas contracts	(1.1)	(1.0)	(1.4)	(1.4)
Foreign exchange contracts	(0.2)	0.1	—	0.1
Interest rate swap	—	0.1	—	0.3
Total	$(1.5)	$(2.4)	$(2.8)	$(1.4)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Year-to-date period ended		Year-to-date period ended
Derivatives in Cash Flow Hedging Relationships	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Nickel and other raw material contracts	$(1.3)	$(8.5)	$(2.5)	$3.5
Natural gas contracts	(2.1)	(7.8)	(5.0)	(4.6)
Foreign exchange contracts	0.1	0.3	0.2	0.2
Interest rate swap	—	0.3	1.2	0.8
Total	$(3.3)	$(15.7)	$(6.1)	$(0.1)
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
The Company may also use derivative instruments that are not designated as hedges to protect the Company’s results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and the Company recognized $1.0 million and $0.5 million of income, net, for settled foreign currency forward contracts that were not designated as hedges during the third quarter and year-to-date period ended September 29, 2024, respectively, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of September 29, 2024.
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 29, 2024 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$406.6	$406.6	$406.6	$—
Derivative financial instruments:
Assets	1.0	1.0	—	1.0
Liabilities	6.4	6.4	—	6.4
Debt (a)	1,898.2	1,911.2	1,613.0	298.2

The estimated fair value of financial instruments at December 31, 2023 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$743.9	$743.9	$743.9	$—
Derivative financial instruments:
Assets	0.9	0.9	—	0.9
Liabilities	14.2	14.2	—	14.2
Debt (a)	2,199.2	2,746.7	2,438.9	307.8
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
Note 11. Business Segments
The Company operates under two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). The measure of segment EBITDA excludes net interest expense, income taxes, depreciation and amortization, goodwill impairment charges, debt extinguishment charges, corporate expenses, closed operations and other income (expense), restructuring and other credits/charges, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Quarter ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Total sales:
High Performance Materials & Components	$612.9	$578.1	$1,828.6	$1,670.5
Advanced Alloys & Solutions	588.4	551.8	1,753.7	1,791.0
	1,201.3	1,129.9	3,582.3	3,461.5
Intersegment sales:
High Performance Materials & Components	60.5	38.6	184.3	132.8
Advanced Alloys & Solutions	89.6	65.7	208.6	219.0
	150.1	104.3	392.9	351.8
Sales to external customers:
High Performance Materials & Components	552.4	539.5	1,644.3	1,537.7
Advanced Alloys & Solutions	498.8	486.1	1,545.1	1,572.0
	$1,051.2	$1,025.6	$3,189.4	$3,109.7

	Quarter ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
EBITDA:
High Performance Materials & Components	$123.2	$117.2	$334.6	$308.5
Advanced Alloys & Solutions	73.6	61.5	232.9	219.3
Total segment EBITDA	196.8	178.7	567.5	527.8
Corporate expenses	(13.4)	(12.5)	(49.9)	(47.1)
Closed operations and other income (expense)	2.3	(3.6)	1.7	(6.8)
Depreciation & amortization (a)	(38.5)	(35.6)	(112.4)	(106.6)
Interest expense, net	(28.0)	(23.8)	(83.0)	(65.0)
Restructuring and other charges	(4.3)	(4.2)	(12.8)	(14.6)
Loss on asset sales and sales of businesses, net	—	—	—	(0.6)
Income before income taxes	$114.9	$99.0	$311.1	$287.1
a) The following is depreciation & amortization by each business segment:

	Quarter ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

High Performance Materials & Components	$18.6	$16.5	$52.8	$51.8
Advanced Alloys & Solutions	18.2	17.3	54.5	49.6
Other	1.7	1.8	5.1	5.2
	$38.5	$35.6	$112.4	$106.6
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, including refundable employee retention tax credits. The Company applied for these employee retention tax credits and deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the quarter and year-to-date periods ended September 29, 2024, the Company recognized a benefit of $4.8 million and $13.4 million, respectively, in cost of sales on the consolidated statement of operations due to the expiration of the statute of limitations for a portion of these credits. For the quarter ended September 29, 2024, the Company recognized $2.9 million of the benefit in the HPMC segment and $1.9 million in the AA&S segment. For the year-to-date periods ended September 29, 2024, the Company recognized $6.4 million of the benefit in the HPMC segment and $7.0 million in the AA&S segment. See Note 16 for further explanation.
Closed operations and other income (expense) for the quarter ended September 29, 2024 includes a $3.7 million gain on the sale of certain oil and gas rights, included within other income, net, on the consolidated statement of operations, and favorable foreign currency transaction impacts as compared to the prior year period. Closed operations and other income (expense) for the year-to-date period ended September 29, 2024 also includes a $2.3 million gain on the sale of assets for the Company’s idled Houston, PA facility, which is included within gain on asset sales and sales of businesses, net, on the consolidated statement of operations. The Company received $3.5 million of proceeds from this sale that are reported as an investing activity on the consolidated statement of cash flows.
Restructuring and other charges of $4.3 million for the quarter ended September 29, 2024 include $2.5 million of start-up costs, partially offset by a $0.4 million credit for adjustments to inventory reserves related to the Company’s ongoing European restructuring, both of which are included within cost of sales on the consolidated statements of operations. These charges also include $1.7 million of transaction costs, which are included within selling and administrative expenses on the consolidated statements of operations, and restructuring charges of $0.5 million (see Note 7). Restructuring and other charges of $12.8 million for the year-to-date period ended September 29, 2024 include $7.2 million of start-up costs and $5.1 million of inventory write-downs related to the Company’s ongoing European restructuring, both of which are included within cost of sales on the consolidated statements of operations. These charges also include $1.7 million of transaction costs, which are included within selling and administrative expenses on the consolidated statements of operations, and restructuring credits of $1.2 million primarily for revised workforce reduction estimates (see Note 7).
Restructuring and other charges of $4.2 million for the quarter ended October 1, 2023 include $2.8 million of start-up costs and $1.9 million of costs associated with an unplanned outage at the Company’s Lockport, NY facility, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by a $0.5 million pre-tax credit for restructuring charges, primarily related to lowered severance-related reserves based on changes in planned operating rates and revised workforce reduction estimates (see Note 7). Restructuring and other charges of $14.6 million for the year-to-date period ended October 1, 2023 include $2.2 million of severance-related restructuring charges (see Note 7) as well as $8.5 million of start-up costs, $1.9 million of costs associated with an unplanned outage at the Company’s Lockport, NY facility, and $2.0 million primarily for asset write-offs for the closure of the Company’s Robinson, PA operations, all of which are included within cost of sales on the consolidated statements of operations.
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
For the quarters ended September 29, 2024 and October 1, 2023, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Quarter ended		Quarter ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Service cost - benefits earned during the year	$1.5	$1.5	$0.2	$0.2
Interest cost on benefits earned in prior years	4.1	24.0	2.5	2.7
Expected return on plan assets	(4.1)	(25.7)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.2)	(0.2)
Amortization of net actuarial loss	—	—	1.3	1.5
Total retirement benefit expense (income)	$1.6	$(0.1)	$3.8	$4.2
For the year-to-date periods ended September 29, 2024 and October 1, 2023, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year-to-date period ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Service cost - benefits earned during the year	$4.4	$4.7	$0.4	$0.5
Interest cost on benefits earned in prior years	12.3	72.0	7.6	8.2
Expected return on plan assets	(12.3)	(77.0)	—	—
Amortization of prior service cost (credit)	0.2	0.3	(0.6)	(0.7)
Amortization of net actuarial loss	—	—	3.9	4.5
Total retirement benefit expense	$4.6	$—	$11.3	$12.5
Note 13. Income Taxes
For the quarter and year-to-date period ended September 29, 2024, the Company’s effective tax rate was 24.6% and 22.7%, respectively, resulting in an income tax provision of $28.3 million and $70.5 million, respectively. Discrete tax benefits for the year-to-date period ended September 29, 2024 were $4.5 million, which includes $3.3 million for share-based compensation and the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss that was associated with the Company’s interest rate swap due to its maturity (see Note 15). For the quarter and year-to-date period ended October 1, 2023, the Company’s effective tax rate was 4.9% and 4.5%, respectively, resulting in an income tax provision of $4.9 million and $12.9 million, respectively. The Company’s effective tax rates for the quarter and year-to-date period ended October 1, 2023 were impacted by the net valuation allowance position in the U.S. and the Company’s foreign earnings.

Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

(In millions, except per share amounts)	Quarter ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$82.7	$90.2	$230.7	$265.1
Effect of dilutive securities:
3.5% Convertible Senior Notes due 2025	1.7	2.7	6.0	7.9
Numerator for diluted net income per common share –
Net income attributable to ATI after assumed conversions	$84.4	$92.9	$236.7	$273.0
Denominator:
Denominator for basic net income per common share – weighted average shares	128.7	128.1	126.5	128.4
Effect of dilutive securities:
Share-based compensation	3.7	3.3	3.1	2.9
3.5% Convertible Senior Notes due 2025	14.4	18.8	17.3	18.8
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	146.8	150.2	146.9	150.1
Basic net income attributable to ATI per common share	$0.64	$0.70	$1.82	$2.06
Diluted net income attributable to ATI per common share	$0.57	$0.62	$1.61	$1.82
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes, prior to their redemption during the third quarter of 2024, and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the quarters and year-to-date periods ended September 29, 2024 and October 1, 2023.
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $700 million that was announced in September 2024. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter and year-to-date period ended September 29, 2024, ATI used $40.0 million and $190.0 million, respectively, to repurchase 0.7 million and 4.1 million, respectively, of its common stock under the Share Repurchase Program. At September 29, 2024, the Company has utilized $40 million of the $700 million currently authorized under the Share Repurchase Program. In the quarter ended October 1, 2023, ATI used $45.0 million to repurchase 1.0 million shares of its common stock under the Share Repurchase Program, and in the year-to-date period ended October 1, 2023, ATI used $55.1 million to repurchase 1.2 million shares of its common stock under the Share Repurchase Program.
The Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock. The cost of share repurchases may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes. However, for 2024, there was no excise tax due to the impact of the conversion of the 2025 Convertible Notes (see Note 8).

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the quarter ended September 29, 2024 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2024		$(30.7)		$(77.9)		$(4.9)		$23.3	$(90.2)
OCI before reclassifications		—		13.4		(1.5)		—	11.9
Amounts reclassified from AOCI	(a)	0.9	(b)	—	(c)	2.8	(d)	—	3.7
Net current-period OCI		0.9		13.4		1.3		—	15.6
Balance, September 29, 2024		$(29.8)		$(64.5)		$(3.6)		$23.3	$(74.6)
Attributable to noncontrolling interests:
Balance, June 30, 2024		$—		$6.5		$—		$—	$6.5
OCI before reclassifications		—		4.0		—		—	4.0
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		4.0		—		—	4.0
Balance, September 29, 2024		$—		$10.5		$—		$—	$10.5
The changes in AOCI by component, net of tax, for the year-to-date period ended September 29, 2024 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2023		$(32.5)		$(68.4)		$(6.4)		$24.1	$(83.2)
OCI before reclassifications		—		3.9		(3.3)		—	0.6
Amounts reclassified from AOCI	(a)	2.7	(b)	—	(c)	6.1	(d)	(0.8)	8.0
Net current-period OCI		2.7		3.9		2.8		(0.8)	8.6
Balance, September 29, 2024		$(29.8)		$(64.5)		$(3.6)		$23.3	$(74.6)
Attributable to noncontrolling interests:
Balance, December 31, 2023		$—		$7.3		$—		$—	$7.3
OCI before reclassifications		—		3.2		—		—	3.2
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		3.2		—		—	3.2
Balance, September 29, 2024		$—		$10.5		$—		$—	$10.5
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates. The income tax provision for the year-to-date period ended September 29, 2024 includes $0.8 million of a tax benefit for the recognition of a stranded deferred tax valuation allowance that was associated with the Company’s interest rate swap due to its maturity (see Notes 9 and 13).

The changes in AOCI by component, net of tax, for the quarter ended October 1, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, July 2, 2023		$(32.6)		$(73.6)		$(1.1)		$20.0	$(87.3)
OCI before reclassifications		—		(7.1)		(2.4)		—	(9.5)
Amounts reclassified from AOCI	(a)	1.0	(b)	—	(c)	1.4	(d)	—	2.4
Net current-period OCI		1.0		(7.1)		(1.0)		—	(7.1)
Balance, October 1, 2023		$(31.6)		$(80.7)		$(2.1)		$20.0	$(94.4)
Attributable to noncontrolling interests:
Balance, July 2, 2023		$—		$6.4		$—		$—	$6.4
OCI before reclassifications		—		(2.1)		—		—	(2.1)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(2.1)		—		—	$(2.1)
Balance, October 1, 2023		$—		$4.3		$—		$—	$4.3
The changes in AOCI by component, net of tax, for the year-to-date period ended October 1, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, January 1, 2023		$(34.7)		$(70.1)		$13.5		$23.9	$(67.4)
OCI before reclassifications		—		(10.6)		(15.7)		—	(26.3)
Amounts reclassified from AOCI	(a)	3.1	(b)	—	(c)	0.1	(d)	(3.9)	(0.7)
Net current-period OCI		3.1		(10.6)		(15.6)		(3.9)	(27.0)
Balance, October 1, 2023		$(31.6)		$(80.7)		$(2.1)		$20.0	$(94.4)
Attributable to noncontrolling interests:
Balance, January 1, 2023		$—		$7.7		$—		$—	$7.7
OCI before reclassifications		—		(3.4)		—		—	(3.4)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.4)		—		—	$(3.4)
Balance, October 1, 2023		$—		$4.3		$—		$—	$4.3
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

Reclassifications out of AOCI for the quarters and year-to-date periods ended September 29, 2024 and October 1, 2023 were as follows:

Details about AOCI Components (In millions)	Three months ended September 29, 2024	Three months ended October 1, 2023	Year-to-date period ended September 29, 2024	Year-to-date period ended October 1, 2023		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.1	0.1	$0.4	$0.4	(a)
Actuarial losses	(1.3)	(1.5)	(3.9)	(4.5)	(a)
	(1.2)	(1.4)	(3.5)	(4.1)	(c)	Total before tax
	(0.3)	(0.4)	(0.8)	(1.0)		Tax benefit (d)
	$(0.9)	$(1.0)	$(2.7)	$(3.1)		Net of tax

Derivatives
Nickel and other raw material contracts	$(1.9)	$(0.5)	$(3.3)	$4.6	(b)
Natural gas contracts	(1.8)	(1.8)	(6.5)	(6.0)	(b)
Foreign exchange contracts	—	0.2	0.2	0.3	(b)
Interest rate swap	—	0.3	1.6	1.0	(b)
	(3.7)	(1.8)	(8.0)	(0.1)	(c)	Total before tax
	(0.9)	(0.4)	(1.9)	—		Tax expense (benefit) (d)
	$(2.8)	$(1.4)	$(6.1)	$(0.1)		Net of tax

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

At September 29, 2024, the Company’s reserves for environmental remediation obligations totaled approximately $12 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $2 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, one of which was the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act included, among other items, provisions relating to refundable employee retention payroll tax credits. The Company applied for these employee retention tax credits and recognized a portion of the benefit from these credits as they were received in the statement of operations in the fiscal year ended December 31, 2022. Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the quarter and year-to-date period ended September 29, 2024, the Company recognized a benefit of $4.8 million and $13.4 million, respectively, in cost of sales on the consolidated statement of operations due to the expiration of the statute of limitations for a portion of these credits. As of September 29, 2024, the Company has approximately $15 million of remaining deferred retention tax credits, of which the statute of limitations expire for $3 million in 2024 with the remaining expirations occurring in 2025 and 2027. There is pending legislation that could extend the statute of limitations, which would impact the timing of the expected recognition of the remaining credits if and when such legislation is passed.
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania. These lawsuits assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company disputes and intends to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest market is aerospace & defense, representing 61% of sales for the year-to-date period ended September 29, 2024, led by products for jet engines and airframes. Additionally, we have a strong presence in the specialty energy, medical and electronics markets. In aggregate, these markets represented 77% of our sales for the year-to-date period ended September 29, 2024. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in latest generation jet engines and 3D-printed aerospace products.
ATI follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years and quarters in this Quarterly Report on Form 10-Q relate to fiscal years and quarters, rather than calendar years and quarters.
Third quarter 2024 sales increased 2.5% to $1.05 billion, compared to $1.03 billion of sales for the third quarter 2023, as increases in sales to the aerospace & defense, specialty energy, medical and electronics markets were offset by continued softness in certain industrial markets, particularly conventional energy. The increase in the aerospace & defense market was a result of sales increases in commercial jet engines and defense, partially offset by a decline in airframe sales. Total aerospace & defense sales were $653.8 million, or 62% of total sales for the third quarter 2024, compared to $625.8 million, or 61% of total sales for the third quarter 2023. Gross profit for the third quarter of 2024 was $224.8 million, or 21.4% of sales, compared to $194.6 million, or 19.0% of sales for the third quarter 2023. Third quarter 2024 gross profit includes a benefit of $4.8 million related to the recognition of previously deferred employee retention tax credits. The Company recognized $2.9 million of the benefit in the HPMC segment and $1.9 million in the AA&S segment. Third quarter 2024 gross profit also includes restructuring and other credits/charges consisting of $2.5 million of start-up costs, partially offset by a $0.4 million credit for adjustments to inventory reserves related to the Company’s ongoing European restructuring. Third quarter 2023 includes restructuring and other credits/charges consisting of $2.8 million of start-up costs and $1.9 million of costs associated with an unplanned outage at our Lockport, NY melt facility. These restructuring and other credits/charges were excluded from segment EBITDA.
Selling and administrative expenses for the third quarter 2024 include $1.7 million of transaction costs, which are excluded from adjusted EBITDA. Restructuring charges for the third quarter of 2024 were $0.5 million representing severance for the involuntary reduction of several domestic employees, compared to a credit of $0.5 million for the third quarter of 2023, primarily for revised workforce reduction estimates.
Interest expense increased to $28.0 million in the third quarter of 2024 compared to $23.8 million in the third quarter of 2023 as a result of the issuance in August 2023 of $425 million aggregate principal amount of 7.25% Senior Notes due 2030 (2030 Notes). During the third quarter of 2024, we notified holders of the $291.4 million outstanding principal amount of our 3.5% Convertible Notes due 2025 (2025 Convertible Notes) that the 2025 Convertible Notes would be redeemed prior to their maturity date. The holders of the outstanding 2025 Convertible Notes had the right to convert the principal amount of the notes into shares of ATI’s common stock prior to the redemption date. As a result, $291.0 million principal amount of the outstanding notes was converted to 18.8 million shares of ATI common stock, with the remaining $0.4 million of outstanding principal balance that was not tendered for conversion paid in cash. We also received $76.1 million in cash in settlement of the capped call transactions initiated as part of the issuance of the 2025 Convertible Notes.
Other nonoperating income for the third quarter 2024 includes a $3.7 million gain on the sale of certain oil and gas rights.
Third quarter 2024 pre-tax income was $114.9 million, compared to $99.0 million in the prior year period. Our effective tax rate was 24.6%, resulting in an income tax provision of $28.3 million for the third quarter of 2024. Our effective tax rate was 4.9%, resulting in an income tax provision of $4.9 million for the third quarter of 2023. The effective tax rate for the third quarter of 2023 was impacted by the net valuation allowance position in the U.S. and our foreign earnings. Net income attributable to ATI was $82.7 million, or $0.57 per share, in the third quarter of 2024, compared to $90.2 million, or $0.62 per share, for the third quarter of 2023.

Adjusted EBITDA was $185.7 million, or 17.7% of sales, for the third quarter 2024, and $162.6 million, or 15.9% of sales, for the prior year third quarter. EBITDA and Adjusted EBITDA are measures we use to analyze the performance and results of our business. Further, we believe these measures are useful to investors and industry analysts because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring and other charges/credits, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Liquidity and Financial Condition section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.
Sales to the HPMC and AA&S segments increased 2% and 3%, respectively, in the third quarter of 2024, compared to the third quarter of 2023, primarily due to increased demand in the aerospace & defense market. Sales of aerospace & defense products increased 4% and 5% for the HPMC and AA&S business segments, respectively, in the third quarter 2024 compared to the third quarter 2023. The increase in the aerospace & defense market for both segments was a result of sales increases in commercial jet engines and defense, partially offset by a decline in airframe sales.
Results for the year-to-date period ended September 29, 2024 included sales of $3.19 billion and income before tax of $311.1 million, compared to sales of $3.11 billion and income before tax of $287.1 million for the comparable 2023 period. Our results for the year-to-date 2024 period reflect increased sales to the aerospace & defense, medical and electronics markets, partially offset by softness in certain industrial markets, particularly the conventional energy market. Our gross profit was $649.6 million, or 20.4% of sales, for the year-to-date period ended September 29, 2024, compared to $596.9 million, or 19.2% of sales for the comparable 2023 period. Year-to-date 2024 gross profit includes a benefit of $13.4 million related to the recognition of previously deferred employee retention tax credits. The Company recognized $6.4 million of the benefit in the HPMC segment and $7.0 million in the AA&S segment. Year-to-date 2024 gross profit also includes restructuring and other credits/charges consisting of $7.2 million of start-up costs and $5.1 million of charges for inventory write-downs related to the Company’s ongoing European restructuring. Year-to-date 2023 gross profit includes restructuring and other credits/charges consisting of $8.5 million of start-up costs, $2.0 million of charges primarily for asset write-offs for the closure of our Robinson, PA operations, and $1.9 million of costs associated with an unplanned outage at our Lockport, NY melt facility. These restructuring and other credits/charges were excluded from segment EBITDA.
Selling and administrative expenses for the year-to-date period of 2024 include $1.7 million of transaction costs, which are excluded from adjusted EBITDA. Restructuring charges were a credit of $1.2 million for the year-to-date period ended September 29, 2024 primarily for revised workforce reduction estimates, partially offset by the charge in the third quarter 2024 discussed above for the involuntary reduction of several domestic employees. The year-to-date period ended October 1, 2023 included restructuring charges of $2.2 million primarily for involuntary reductions across ATI’s domestic operations, partially offset by a credit in the third quarter 2023 discussed above for a reduction in severance-related reserves. Year-to-date 2024 results include a $2.3 million gain on the sale of assets for our idled Houston, PA facility, which is reported in gain/loss on asset sales and sales of businesses, net.
Interest expense increased to $83.0 million in the year-to-date period ended September 29, 2024 compared to $65.0 million in the year-to-date period ended October 1, 2023 as a result of the issuance in August 2023 of the 2030 Notes.
Other nonoperating income for the 2024 year-to-date period includes a $3.7 million gain on the sale of certain oil and gas rights.
Our pre-tax income was $311.1 million in the year-to-date period ended September 29, 2024, compared to $287.1 million in the prior year period. Our effective tax rate was 22.7%, resulting in an income tax provision of $70.5 million for the year-to-date period ended September 29, 2024. Our effective tax rate was 4.5%, resulting in an income tax provision of $12.9 million for the year-to-date period ended October 1, 2023. The effective tax rate for the year-to-date period ended September 29, 2024 includes discrete tax benefits of $4.5 million inclusive of $3.3 million for share-based compensation as well as the impact from the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss due to the maturity of our interest rate swap. The effective tax rate for the year-to-date period ended October 1, 2023 was impacted by the net valuation allowance position in the U.S. and our foreign earnings. Net income attributable to ATI was $230.7 million, or $1.61 per share, in the year-to-date period ended September 29, 2024, compared to a net income attributable to ATI of $265.1 million, or $1.82 per share, for the prior year period.

Year-to-date 2024 period sales increased 7% in the HPMC business segment and decreased 2% in the AA&S business segment compared to the year-to-date 2023 period. In aggregate, ATI’s aerospace & defense market sales increased 8% in the year-to-date period 2024 compared to the year-to-date 2023 period, reflecting increases in sales of commercial aerospace jet engine and airframe products as well as defense products. Sales to the aerospace & defense market in the HPMC segment were 8% higher than the year-to-date period 2023, reflecting increases in sales of commercial aerospace jet engine and airframe products as well as defense products. The decline in the AA&S segment reflects continued softness in certain general industrial end markets, particularly conventional energy, which were partially offset by a 7% increase in aerospace & defense sales and a 42% increase in medical market sales.
Comparative information regarding our overall revenues (in millions) by end market and their respective percentages of total revenues for the quarters and year-to-date periods ended September 29, 2024 and October 1, 2023 is shown below.

	Quarter ended		Quarter ended
Markets	September 29, 2024		October 1, 2023
Aerospace & Defense:
Jet Engines- Commercial	$365.9	35%	$329.4	32%
Airframes- Commercial	180.8	17%	203.6	20%
Defense	107.1	10%	92.8	9%
Total Aerospace & Defense	$653.8	62%	$625.8	61%
Energy:
Conventional Energy	72.6	7%	87.0	8%
Specialty Energy	69.9	7%	61.9	6%
Total Energy	142.5	14%	148.9	14%
Automotive	63.8	6%	48.1	5%
Medical	53.1	5%	47.5	5%
Electronics	49.1	5%	44.8	4%
Construction/Mining	41.8	4%	40.0	4%
Food Equipment & Appliances	12.9	1%	16.2	2%
Other	34.2	3%	54.3	5%
Total	$1,051.2	100%	$1,025.6	100%

	Year-to-date period ended		Year-to-date period ended
Markets	September 29, 2024		October 1, 2023
Aerospace & Defense:
Jet Engines- Commercial	$1,029.9	32%	$981.2	32%
Airframes- Commercial	581.7	18%	537.7	17%
Defense	341.8	11%	289.4	9%
Total Aerospace & Defense	$1,953.4	61%	$1,808.3	58%
Energy:
Conventional Energy	241.2	8%	325.8	10%
Specialty Energy	202.6	6%	212.8	7%
Total Energy	443.8	14%	538.6	17%
Automotive	190.6	6%	160.3	5%
Medical	173.9	6%	124.4	4%
Electronics	142.8	4%	115.2	4%
Construction/Mining	113.2	4%	128.8	4%
Food Equipment & Appliances	41.0	1%	58.6	2%
Other	130.7	4%	175.5	6%
Total	$3,189.4	100%	$3,109.7	100%
For the third quarter 2024, international sales decreased to $426 million, or 40% of total sales, from $469 million, or 46% of total sales, in the third quarter 2023. ATI’s international sales are mostly to the aerospace, energy, electronics, automotive and medical markets.

Comparative information regarding our major products based on their percentages of revenues are shown below. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Nickel-based alloys and specialty alloys	46%	47%	45%	50%
Precision forgings, castings and components	20%	18%	19%	17%
Titanium and titanium-based alloys	17%	19%	18%	16%
Precision rolled strip products	9%	9%	9%	9%
Zirconium and related alloys	8%	7%	9%	8%
Total	100%	100%	100%	100%
Segment EBITDA for the third quarter 2024 was $196.8 million, or 18.7% of sales, compared to segment EBITDA of $178.7 million, or 17.4% of sales, for the third quarter of 2023. Segment EBITDA for year-to-date period of 2024 was $567.5 million, or 17.8% of sales, compared to segment EBITDA of $527.8 million, or 17.0% of sales, for the year-to-date period of 2023. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, excludes net interest expense, income taxes, depreciation and amortization, goodwill impairment charges, debt extinguishment charges, corporate expenses, closed operations and other income (expense), restructuring and other credits/charges, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses. Results on our management basis of reporting were as follows (in millions):

	Quarter ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Sales:
High Performance Materials & Components	$552.4	$539.5	$1,644.3	$1,537.7
Advanced Alloys & Solutions	498.8	486.1	1,545.1	1,572.0
Total external sales	$1,051.2	$1,025.6	$3,189.4	$3,109.7

EBITDA:
High Performance Materials & Components	$123.2	$117.2	$334.6	$308.5
% of Sales	22.3%	21.7%	20.4%	20.1%
Advanced Alloys & Solutions	73.6	61.5	232.9	219.3
% of Sales	14.8%	12.7%	15.1%	14.0%
Total segment EBITDA	$196.8	$178.7	$567.5	$527.8
% of Sales	18.7%	17.4%	17.8%	17.0%

Corporate expenses	(13.4)	(12.5)	(49.9)	(47.1)
Closed operations and other income (expense)	2.3	(3.6)	1.7	(6.8)
ATI Adjusted EBITDA	185.7	162.6	519.3	473.9

Depreciation & amortization	(38.5)	(35.6)	(112.4)	(106.6)
Interest expense, net	(28.0)	(23.8)	(83.0)	(65.0)
Restructuring and other charges	(4.3)	(4.2)	(12.8)	(14.6)
Loss on asset sales and sales of businesses, net	—	—	—	(0.6)
Income before income taxes	114.9	99.0	311.1	287.1
Income tax provision	28.3	4.9	70.5	12.9
Net income	86.6	94.1	240.6	274.2
Less: Net income attributable to noncontrolling interests	3.9	3.9	9.9	9.1
Net income attributable to ATI	$82.7	$90.2	$230.7	$265.1
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
At September 29, 2024, Managed Working Capital increased as a percentage of annualized sales to 40.0% compared to 31.1% at December 31, 2023. The increase in Managed Working Capital as a percentage of annualized sales was primarily due to increases in inventory and accounts receivable. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 18% as of September 29, 2024 compared to year end 2023. Gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, worsened by 19% as of September 29, 2024 compared to year end 2023. We continue efforts to focus on operational improvements to positively impact the inventory intensity of our business and alleviate the required investment of Managed Working Capital in our growing business, however, during the third quarter of 2024, short-term uncertainty within our customer base, especially for commercial airframe products, unplanned outages and delayed shipments due to Hurricane Helene resulted in an increase in inventory levels. In addition, these factors resulted in an increase in accounts receivable due to the timing of sales, which were weighted in the latter part of the quarter.
The computations of Managed Working Capital at September 29, 2024 and December 31, 2023, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows. The September 29, 2024 amounts include management working capital balances that are classified as held for sale.

	September 29,	December 31,
(In millions)	2024	2023
Accounts receivable	$730.2	$625.0
Short-term contract assets	90.5	59.1
Inventory	1,414.5	1,247.5
Accounts payable	(528.5)	(524.8)
Short-term contract liabilities	(146.5)	(163.6)
Subtotal	1,560.2	1,243.2
Allowance for doubtful accounts	2.6	3.2
Inventory valuation reserves	71.7	75.5
Net managed working capital held for sale	47.3	—
Managed working capital	$1,681.8	$1,321.9
Annualized prior 3 months sales	$4,205.1	$4,255.8
Managed working capital as a % of annualized sales	40.0%	31.1%
Business Segment Results
High Performance Materials & Components Segment
Third quarter 2024 sales were $552.4 million, an increase of 2% compared to the third quarter 2023, primarily due to a 4% increase in sales to the aerospace & defense market, as well as a 29% increase in sales to the specialty energy market. The increase in aerospace & defense sales was primarily due to increases in commercial jet engine sales of 9% and defense sales of 24%, partially offset by a 19% decline in commercial airframe sales. Overall aerospace & defense market sales were 86% of total HPMC sales in the third quarter of 2024.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended September 29, 2024 and October 1, 2023 is as follows:

	Quarter ended		Quarter ended
Markets	September 29, 2024		October 1, 2023
Aerospace & Defense:
Jet Engines- Commercial	$341.9	62%	$312.5	58%
Airframes- Commercial	84.1	15%	104.0	20%
Defense	48.9	9%	39.7	7%
Total Aerospace & Defense	474.9	86%	456.2	85%
Energy:
Conventional Energy	2.4	—%	2.5	—%
Specialty Energy	26.3	5%	20.2	4%
Total Energy	28.7	5%	22.7	4%
Medical	28.6	5%	28.9	5%
Construction/Mining	4.9	1%	7.7	1%
Other	15.3	3%	24.0	5%
Total	$552.4	100%	$539.5	100%
International sales represented 48% of total segment sales for the third quarter 2024, compared to 55% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the quarters ended September 29, 2024 and October 1, 2023, is as follows:

	Quarter ended
	September 29, 2024	October 1, 2023
Nickel-based alloys and specialty alloys	43%	42%
Precision forgings, castings and components	36%	33%
Titanium and titanium-based alloys	21%	24%
Precision rolled strip products	—%	1%
Total	100%	100%
Segment EBITDA in the third quarter 2024 was $123.2 million, or 22.3% of total sales, compared to $117.2 million, or 21.7% of total sales, for the third quarter 2023. The increase in segment EBITDA, as a percentage of sales, was primarily due to improved sales mix. The third quarter of 2024 included $2.9 million of benefits related to the recognition of previously deferred employee retention tax credits, which were mostly offset by higher maintenance and outsourcing costs.
Sales for the year-to-date period ended September 29, 2024 were $1.64 billion, an increase of 7% compared to the year-to-date period ended October 1, 2023, primarily due to strong demand in aerospace & defense market as well as increased medical market sales, which were up 38% compared to the 2023 comparable period. Sales to the commercial aerospace market increased 7%, as airframe sales increased 9% and commercial jet engine sales increased 6%, and sales to the defense market increased 22%. Sales to the energy markets decreased 10%, mainly due to lower specialty energy sales.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended September 29, 2024 and October 1, 2023 is as follows:

	Year-to-date period ended		Year-to-date period ended
Markets	September 29, 2024		October 1, 2023
Aerospace & Defense:
Jet Engines- Commercial	$970.6	59%	$914.2	59%
Airframes- Commercial	263.5	16%	242.0	16%
Defense	160.9	10%	131.6	9%
Total Aerospace & Defense	1,395.0	85%	1,287.8	84%
Medical	97.5	6%	70.7	5%
Energy:
Conventional Energy	8.3	1%	8.6	—%
Specialty Energy	67.0	4%	75.0	5%
Total Energy	75.3	5%	83.6	5%
Construction/Mining	19.9	1%	26.9	2%
Other	56.6	3%	68.7	4%
Total	$1,644.3	100%	$1,537.7	100%
International sales represented 52% of total segment sales for the 2024 year-to-date period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the year-to-date periods ended September 29, 2024 and October 1, 2023, is as follows:

	Year-to-date period ended
	September 29, 2024	October 1, 2023
Nickel-based alloys and specialty alloys	41%	45%
Precision forgings, castings and components	36%	33%
Titanium and titanium-based alloys	23%	21%
Precision rolled strip products	—%	1%
Total	100%	100%
Segment EBITDA in the 2024 year-to-date period increased to $334.6 million, or 20.4% of total sales, compared to $308.5 million, or 20.1% of total sales, for the 2023 year-to-date period. Results in the 2024 year-to-date period included $6.4 million of benefits related to the recognition of previously deferred employee retention tax credits, which were partially offset by higher incentive compensation, maintenance and outsourcing costs.
Despite unplanned outages in third quarter 2024, the deferral of certain customer orders, and shipment delays due to Hurricane Helene, HPMC results for the first nine months of 2024 reflected year-over-year improved operating leverage as we continued to experience increasing demand from the aerospace & defense market. We continue to invest to meet expected demand and capitalize on market opportunities, including the continuation of our titanium melt expansion in Richland, Washington. Furthermore, our commitment to continuous improvement is resulting in adjustments to our work-flow processes to de-bottleneck our critical operations. We believe that these investments, strong backlog and our LTAs with aerospace market OEMs for our specialty materials, including powders, parts and components, position the HPMC segment for profitable growth for the next several years. Although the aerospace market OEMs have experienced near-term challenges and delays in their estimated production ramps, we believe the backlog of commercial aircraft, increasing requirements for maintenance, repair, and operations, and the current OEM production forecasts support our long-term growth expectations in this end market.

Advanced Alloys & Solutions Segment
Third quarter 2024 sales were $498.8 million, an increase of 3% compared to the third quarter 2023, primarily due a 5% increase in aerospace & defense products and 32% increase in medical market sales, partially offset by continued softness in certain general industrial end markets, particularly conventional energy. The increase in aerospace & defense sales was primarily due to higher commercial jet engine sales of 42% and defense sales of 9%, partially offset by a 3% decline in commercial airframe sales.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended September 29, 2024 and October 1, 2023 is shown below.

	Quarter ended		Quarter ended
Markets	September 29, 2024		October 1, 2023
Aerospace & Defense:
Jet Engines- Commercial	$24.0	5%	$16.9	4%
Airframes- Commercial	96.7	19%	99.6	20%
Defense	58.2	12%	53.1	11%
Total Aerospace & Defense	178.9	36%	169.6	35%
Energy:
Conventional Energy	70.2	14%	84.5	17%
Specialty Energy	43.6	9%	41.7	9%
Total Energy	113.8	23%	126.2	26%
Automotive	59.2	12%	40.9	8%
Electronics	49.1	10%	44.2	9%
Construction/Mining	36.9	7%	32.3	7%
Medical	24.5	5%	18.6	4%
Food Equipment & Appliances	12.9	2%	16.2	3%
Other	23.5	5%	38.1	8%
Total	$498.8	100%	$486.1	100%
International sales represented 32% of total segment sales for the third quarter of 2024, compared to 35% in the prior year’s third quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended September 29, 2024 and October 1, 2023, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Quarter ended
	September 29, 2024	October 1, 2023
Nickel-based alloys and specialty alloys	50%	52%
Precision rolled strip products	21%	19%
Zirconium and related alloys	17%	16%
Titanium and titanium-based alloys	12%	13%
Total	100%	100%
Segment EBITDA was $73.6 million, or 14.8% of sales, for the third quarter 2024, compared to segment EBITDA of $61.5 million, or 12.7% of sales, for the third quarter 2023. The margin increase compared to the prior year was primarily due to a favorable sales mix, as growth in exotic alloys offset weaker demand for nickel-based alloys. Results in the third quarter of 2024 included $1.9 million of benefits related to the recognition of previously deferred employee retention tax credits, which were offset by higher maintenance costs.
Sales for the year-to-date period ended September 29, 2024 were $1.55 billion, a decrease of 2% compared to the year-to-date period ended October 1, 2023, as continued softness in certain general industrial end markets, especially conventional energy, was partially offset by a 7% increase in sales of aerospace & defense products, 23% increase in electronics sales, and 42% increase in medical market sales.

Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended September 29, 2024 and October 1, 2023 is shown below.

	Year-to-date period ended		Year-to-date period ended
Markets	September 29, 2024		October 1, 2023
Aerospace & Defense:
Jet Engines- Commercial	$59.3	4%	$67.0	4%
Airframes- Commercial	318.2	20%	295.7	19%
Defense	180.9	12%	157.8	10%
Total Aerospace & Defense	558.4	36%	520.5	33%
Energy:
Conventional Energy	232.9	15%	317.2	20%
Specialty Energy	135.6	9%	137.8	9%
Total Energy	368.5	24%	455.0	29%
Automotive	177.2	11%	140.8	9%
Electronics	139.8	9%	113.4	7%
Construction/Mining	93.3	6%	101.9	6%
Medical	76.4	5%	53.7	4%
Food Equipment & Appliances	41.0	3%	58.6	4%
Other	90.5	6%	128.1	8%
Total	$1,545.1	100%	$1,572.0	100%
International sales represented 33% of total segment sales for the year-to-date period ended September 29, 2024. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the year-to-date periods ended September 29, 2024 and October 1, 2023, are presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Year-to-date period ended
	September 29, 2024	October 1, 2023
Nickel-based alloys and specialty alloys	50%	56%
Precision rolled strip products	19%	18%
Zirconium and related alloys	18%	15%
Titanium and titanium-based alloys	13%	11%
Total	100%	100%
Segment EBITDA was $232.9 million, or 15.1% of sales, for the year-to-date period ended September 29, 2024, compared to segment EBITDA of $219.3 million, or 14.0% of sales, for the year-to-date period ended October 1, 2023. The margin increase compared to the prior year was primarily due to a favorable sales mix, as growth in titanium mill products and exotic alloys offset weaker demand for nickel-based alloys. Results for the year-to-date period ended September 29, 2024 included $7.0 million of benefits related to the recognition of previously deferred employee retention tax credits, which were partially offset by higher incentive compensation and maintenance costs.
While unplanned outages and the deferral of certain customer orders impacted third quarter 2024, we continue to expect margin expansion within this segment through 2024 with improved sales mix and improving operating performance. We have increased capacity at our titanium melt shop in Albany, Oregon in the first nine months of fiscal year 2024, and expect to reach full production capacity at that facility in the fourth quarter of fiscal year 2024. While availability of raw materials for our melting processes remains adequate, changes in raw material prices may cause variability in profit margins based on the timing of index pricing mechanisms.

Corporate Items
Corporate expenses for the third quarter of 2024 were $13.4 million, compared to $12.5 million for the third quarter 2023. For the year-to-date period ended September 29, 2024, corporate expenses were $49.9 million, compared to $47.1 million for the year-to-date period ended October 1, 2023. The current year increases reflect higher incentive compensation costs compared to the prior year periods.
Closed operations and other income/expense for the third quarter 2024 was income of $2.3 million, compared to expense of $3.6 million for the third quarter 2023. For the year-to-date period ended September 29, 2024, closed operations and other income/expense was income of $1.7 million, compared to expense of $6.8 million for the year-to-date period ended October 1, 2023. Closed operations and other income /expense for the quarter ended September 29, 2024 includes a $3.7 million gain on the sale of certain oil and gas rights, included within other income, net, on the consolidated statement of operations, and favorable foreign currency transaction impacts as compared to the prior year period. Closed operations and other income /expense for the year-to-date period ended September 29, 2024 also includes a $2.3 million gain on the sale of assets for our idled Houston, PA facility included within gain on asset sales and sales of businesses, net, on the consolidated statement of operations. The Company received $3.5 million of proceeds from this sale, which was reported as an investing activity on the consolidated statement of cash flows.
The following table shows depreciation & amortization for the relevant periods by each business segment.

	Quarter ended		Year-to-date period ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

High Performance Materials & Components	$18.6	$16.5	$52.8	$51.8
Advanced Alloys & Solutions	18.2	17.3	54.5	49.6
Other	1.7	1.8	5.1	5.2
	$38.5	$35.6	$112.4	$106.6
Interest expense, net of interest income, in the third quarter 2024 increased to $28.0 million, compared to $23.8 million for the third quarter 2023. Interest expense, net of interest income, for the year-to-date period ended September 29, 2024 was $83.0 million, compared to $65.0 million for the year-to-date period ended October 1, 2023. These increases reflect the issuance of the 2030 Notes during the third quarter 2023. Capitalized interest reduced interest expense by $2.9 million in the third quarter 2024 and $3.3 million in the third quarter 2023. For the year-to-date periods ended September 29, 2024 and October 1, 2023, capitalized interest was $8.8 million and $10.0 million, respectively.
Restructuring and other charges of $4.3 million for the third quarter of 2024 include $2.5 million of start-up costs, partially offset by a $0.4 million credit for adjustments to inventory reserves related to our ongoing European restructuring, both of which are included within cost of sales on the consolidated statements of operations. These charges also include $1.7 million of transaction costs, which are included within selling and administrative expenses on the consolidated statements of operations, and restructuring charges of $0.5 million. Restructuring and other charges of $12.8 million for the year-to-date period ended September 29, 2024 include $7.2 million of start-up costs and $5.1 million of inventory write-downs related to our ongoing European restructuring, both of which are included within cost of sales on the consolidated statements of operations. These charges also include $1.7 million of transaction costs, which are included within selling and administrative expenses on the consolidated statements of operations, and restructuring credits of $1.2 million primarily for revised workforce reduction estimates.
Restructuring and other charges of $4.2 million for the third quarter of 2023 include $2.8 million of start-up costs and $1.9 million of costs associated with an unplanned outage at our Lockport, NY facility, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by a $0.5 million pre-tax credit for restructuring charges, primarily related to revised workforce reduction estimates. Restructuring and other charges of $14.6 million for the year-to-date period ended October 1, 2023 include $2.2 million of severance-related restructuring charges as well as $8.5 million of start-up costs, $1.9 million of costs associated with an unplanned outage at our Lockport, NY facility, and $2.0 million primarily for asset write-offs for the closure of our Robinson, PA operations, all of which are included within cost of sales on the consolidated statements of operations. These restructuring and other charges were excluded from segment and adjusted EBITDA. Cash payments associated with prior restructuring programs were $5.2 million in the year-to-date period ended September 29, 2024. Of the $8.8 million of remaining reserves associated with these restructuring actions as of September 29, 2024, all are expected to be paid within the next year.
Income Taxes
For the quarter and year-to-date period ended September 29, 2024, our effective tax rate was 24.6% and 22.7%, respectively, resulting in an income tax provision of $28.3 million and $70.5 million, respectively. Discrete tax benefits for the year-to-date period ended September 29, 2024 were $4.5 million, which includes $3.3 million for share-based compensation and the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss that was associated with our interest rate swap due to its maturity. The effective tax rates for the quarter and year-to-date period ended October 1, 2023 were impacted by the net valuation allowance position in the U.S. and our foreign earnings.
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
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. We were in compliance with the fixed charge coverage ratio as of September 29, 2024. Additionally, we must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of our 6.95% Debentures due 2025 issued by our wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when our fixed charge coverage ratio is less than 1.00:1.00 and our undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.
As of September 29, 2024, there were no outstanding borrowings under the revolving portion of the ABL facility, and $31.7 million was utilized to support the issuance of letters of credit. At September 29, 2024, we had $407 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $551 million. We have no significant debt maturities until the fourth quarter 2025.
During the third quarter of 2024, we notified holders of the $291.4 million outstanding principal amount of our 2025 Convertible Notes that they would be redeemed prior to their maturity date. The holders of any outstanding 2025 Convertible Notes had the right to convert the principal amount of such notes into shares of ATI’s common stock prior to the maturity date. Any 2025 Convertible Notes not tendered for conversion prior to the maturity date were redeemed in cash at a redemption price equal to the principal amount, plus accrued and unpaid interest. As a result, $291.0 million principal amount of the outstanding notes was converted to 18.8 million shares of ATI common stock, with the remaining $0.4 million of outstanding principal balance that was not tendered for conversion paid in cash. We also settled the capped call transactions initiated as part of the issuance of the 2025 Convertible Notes for $76.1 million in cash, which is recorded as additional paid-in capital on the consolidated balance sheet and as a financing activity on the consolidated statement of cash flows.
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

In the first quarter 2023, we made $50 million in voluntary cash contributions to our U.S. qualified defined benefit pension plans to improve the plans’ funded position, and in the third quarter of 2023, we made an additional $222 million in voluntary cash contributions to our U.S. qualified defined benefit pension plans in order to fully fund remaining pension liabilities ahead of an annuity transaction that occurred in the fourth quarter of 2023 whereby we purchased group annuity contracts from an insurer covering approximately 85% of our U.S. qualified defined benefit pension plan obligations and transferred the pension obligations and associated assets for approximately 8,200 plan participants to the selected insurance company.
Periodically, our Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $700 million that was announced in September 2024. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter and year-to-date period ended September 29, 2024, ATI used $40.0 million and $190.0 million, respectively, to repurchase 0.7 million and 4.1 million, respectively, of its common stock under the Share Repurchase Program. At September 29, 2024, ATI has utilized $40 million of the $700 million currently authorized under the Share Repurchase Program. In the quarter ended October 1, 2023, ATI used $45.0 million to repurchase 1.0 million shares of its common stock under the Share Repurchase Program, and in the year-to-date period ended October 1, 2023, ATI used $55.1 million to repurchase 1.2 million shares of its common stock under the Share Repurchase Program. The current Stock Repurchase Program has no time limit, does not obligate the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.
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

Our Debt to Adjusted EBITDA Leverage and Net Debt to Adjusted EBITDA Leverage ratios improved in the third quarter of 2024 compared to year end 2023, resulting from higher earnings and lower debt as a result of the redemption of the 2025 Convertible Notes. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Quarter ended		Trailing 12-month period ended	Year ended
	September 29, 2024	October 1, 2023	September 29, 2024	December 31, 2023
Net income attributable to ATI	$82.7	$90.2	$376.4	$410.8
Net income attributable to noncontrolling interests	3.9	3.9	13.4	12.6
Net income	86.6	94.1	389.8	423.4
Interest expense	28.0	23.8	110.8	92.8
Depreciation and amortization	38.5	35.6	151.9	146.1
Income tax provision (benefit)	28.3	4.9	(70.6)	(128.2)
Pension remeasurement loss	—	—	26.8	26.8
Pension settlement loss	—	—	41.7	41.7
Restructuring and other charges	4.3	4.2	29.6	31.4
Loss on asset sales and sale of businesses, net	—	—	—	0.6
Adjusted EBITDA	$185.7	$162.6	$680.0	$634.6

Debt			$1,883.4	$2,179.6
Add: Debt issuance costs			14.8	19.6
Total debt			1,898.2	2,199.2
Less: Cash			(406.6)	(743.9)
Net debt			$1,491.6	$1,455.3

Total Debt to Adjusted EBITDA			2.79	3.47
Net Debt to Adjusted EBITDA			2.19	2.29
Cash Flow
Cash provided by operations was $26.3 million in the year-to-date period ended September 29, 2024, compared to cash used in operations of $331.3 million in the year-to-date period ended October 1, 2023, which included $272 million in contributions to the U.S. defined benefit pension plans. Both periods reflect higher accounts receivable and higher inventory balances due to increased operating levels, but these conditions impacted 2024 to a much lesser extent than 2023. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. However, we actively manage our working capital to allow for the required flexibility to meet our strategic objectives. Other significant year-to-date 2024 operating cash flow items included payment of 2023 annual incentive compensation. Other significant year-to-date 2023 operating cash flow items included payment of 2022 annual incentive compensation.
Cash used in investing activities was $178.2 million in the year-to-date period ended September 29, 2024. Capital expenditures of $191.8 million primarily related to various growth projects to support the aerospace & defense and aero-like markets and included customer funded amounts of approximately $11.0 million. Proceeds from disposals of property, plant and equipment in the year-to-date period ended September 29, 2024 of $10.6 million largely relate to $3.7 million of proceeds on the sale of certain oil and gas rights and $3.5 million of proceeds received for the sale of assets for our idled Houston, PA facility. For the year-to-date period ended October 1, 2023, cash used in investing activities was $143.2 million, reflecting $147.3 million in capital expenditures. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, by using a portion of the ABL facility.
Cash used in financing activities was $166.2 million in the year-to-date period ended September 29, 2024, which included $190.0 million to repurchase 4.1 million shares of ATI stock under our Share Repurchase Program authorized by our Board of Directors offset by $76.1 million in cash received for the settlement of the capped call as a result of the redemption of the 2025 Convertible Notes. For the year-to-date period ended October 1, 2023, cash provided by financing activities was $323.4 million, and included $418.8 million of net proceeds from the issuance of the 2030 Notes during the third quarter of 2023 and $55.1 million of payments for the repurchase of 1.2 million shares of ATI stock under our repurchase programs authorized by our Board of Directors.

At September 29, 2024, cash and cash equivalents on hand totaled $406.6 million, a decrease of $337.3 million from year end 2023. Cash and cash equivalents held by our foreign subsidiaries, excluding the $19.2 million of cash held for sale, was $178.3 million at September 29, 2024, of which $102.3 million was held by the STAL joint venture.
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
Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At September 29, 2024, we had $227.2 million of goodwill on our consolidated balance sheet. All goodwill relates to reporting units in the HPMC segment.
Management concluded that none of ATI’s reporting units or long-lived assets experienced any triggering event that would have required an interim impairment analysis at September 29, 2024.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company previously maintained a $50 million floating-for-fixed interest rate swap which converted a portion of the Term Loan to a 4.21% fixed rate, that matured during the quarter ended June 30, 2024. Any gain or loss associated with this hedging arrangement was included in interest expense. There are no outstanding derivative interest rate contracts at September 29, 2024.
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
At September 29, 2024, the outstanding financial derivatives used to hedge our exposure to energy cost volatility consisted of natural gas hedges. Approximately 85% of our forecasted domestic requirements for natural gas for the remainder of 2024, approximately 55% for 2025, and approximately 10% for 2026. At September 29, 2024, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $2.8 million, comprised of $0.1 million in prepaid expenses and other current assets, $0.1 million in other long-term assets, $2.7 million in other current liabilities and $0.3 million in other long-term liabilities on the balance sheet. For the quarter ended September 29, 2024, natural gas hedging activity increased cost of sales by $1.8 million.
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
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 29, 2024, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2025. The aggregate notional amount hedged is approximately 6% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At September 29, 2024, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $2.2 million, comprised of $0.6 million in prepaid expenses and other current assets, $0.2 million in other long-term assets, and $3.0 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies we expect to receive from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 29, 2024, we had no material outstanding foreign currency forward contracts.
We may also use derivative instruments that are not designated as hedges to protect our results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and we recognized $1.0 million and $0.5 million of income, net, for settled foreign currency forward contracts that were not designated as hedges during the third quarter and year-to-date period ended September 29, 2024, respectively, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of September 29, 2024.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 29, 2024, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 29, 2024 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania. These lawsuits assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company disputes and intends to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Item 1A.	Risk Factors
The following is an update to, and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10- K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Labor Matters. We have approximately 7,800 active employees, of which approximately 10% are located outside the United States. Approximately 35% of our workforce is covered by various CBAs, predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. For example, in fiscal year 2021, the USW engaged in a 3 ½ month strike primarily affecting our AA&S segment operations, and we incurred approximately $63 million in strike-related costs and had lower revenues during this period while we continued to operate affected facilities with replacement workers. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire. Our current CBAs with USW-represented active full-time employees at our Specialty Rolled Products business and certain employees at one facility included in our Specialty Alloys & Components business expire in February 2025.
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
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits, filed in federal district court for the Western District of Pennsylvania, that assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. We intend to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprised of shares repurchased by ATI under the $700 million Share Repurchase Program authorized by the Company’s Board of Directors in September 2024 and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation. The Company's current Stock Repurchase Program has no time limit, does not obligate the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - August 4, 2024	2,594	$55.20	—	$—
August 5, 2024 - September 1, 2024	3,273	$58.99	—	$—
September 2, 2024 - September 29, 2024	673,927	$59.37	673,927	$660,000,006
Total	679,794	$59.35	673,927	$660,000,006
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases

Item 5.	Other Information

Rule 10b5-1 Plan Elections

During the quarter ended September 29, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6.	Exhibits
(a) Exhibits

10.1	Amended Executive Severance Plan (filed herewith)*

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATI INC.
(Registrant)

Date:	October 29, 2024	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2024	By	/s/ Michael B. Miller
Michael B. Miller
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)