Form 10-K
period 2024-12-29
ATI INC
filed 2025-02-21
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statement. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
On January 31, 2025, the Registrant had outstanding 142,166,931 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2024 was approximately $6.9 billion, based on the closing price per share of Common Stock on June 30, 2024 of $55.45 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2025 are incorporated by reference into Part III of this Report.

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
When used in this Annual Report on Form 10-K, unless the context otherwise requires or unless otherwise specified, any reference to “year” is to the Company’s fiscal year. The Company follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Fiscal years 2024, 2023 and 2022 ended on December 29, 2024, December 31, 2023, and January 1, 2023, respectively. All fiscal years presented include 52 weeks of operations.
Our Business

ATI produces specialty materials, highly differentiated by our materials science expertise and advanced process technologies. Our mission is to solve the world’s challenges through materials science. Our largest markets of aerospace & defense represent approximately 62% of total sales, led by products for jet engines and airframes. Additionally, we have a strong presence in our other core markets consisting of specialty energy, medical and electronics markets. In aggregate, these core markets represent almost 80% of our revenue.
We operate in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). The HPMC segment’s primary focus is on maximizing jet engine materials and components growth, with approximately 86% of its revenue derived from the aerospace & defense markets, including nearly 60% of its revenue from products for commercial jet engines. Commercial aerospace products have been the main source of sales and EBITDA growth for HPMC over the last several years and are expected to continue to drive HPMC and overall ATI results in the future. HPMC has also experienced growth in defense products, which comprise almost 10% of total sales. Other core markets include medical and specialty energy. HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys. These products are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. HPMC’s capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, and 3D-printed aerospace products.
The AA&S segment is focused on delivering high-value flat products, with a focus in aerospace & defense and other core markets, which comprise approximately 60% of its revenue. Industrial markets comprise the remaining 40% of AA&S sales, which includes the conventional energy and automotive end-markets. AA&S produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate, sheet, and strip products.
Strategic end-use markets for our products include:
Aerospace & Defense. We are a world leader in the production of specialty materials and components for both commercial and military jet engines and airframes supporting customer needs for initial build requirements and for spare parts. We believe that through alloy development, internal growth efforts, and long-term supply agreements on current and next-generation jet engines and airframes, we are well-positioned with a fully qualified asset base to meet the expected multi-year demand growth from the commercial aerospace market.
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
We are a global industry leader in iso-thermal and hot-die forging technologies for advanced aerospace components. We produce highly sophisticated components that have differing mechanical properties across a single product unit and are highly resistant to fatigue and temperature effects. Our precision forgings are used for jet engine components, structural components for aircraft, helicopters, space propulsion, and other demanding applications. ATI provides a full range of post-production inspection and machining with the certified quality needed to meet demanding application requirements.

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
Availability of titanium supply continues to be a critical issue across the aerospace & defense supply chain. As such, in fiscal year 2023, we restarted a significant amount of titanium melt capacity in Albany, Oregon with a modest investment and have continued to invest in additional capacity at this facility, bringing online a fourth furnace in the first half of fiscal year 2024. In addition, we have further invested in additional titanium melt capacity to meet growing demand at our Richland, Washington facility, which is expected to begin qualifications in the second quarter of 2025. When our Richland, Washington expansion is at full production in late fiscal year 2025, our total titanium melt capacity is expected to be 80% greater than our fiscal year 2022 titanium melt capacity.
Our specialty materials and components for defense applications include naval nuclear products, military jet engines, fixed wing and rotorcraft products, armor applications and munitions materials. We expect to continue to increase our sales in government defense applications in future years.
We continuously seek to develop and manufacture innovative new alloys to better serve the needs of the aerospace & defense markets, and several of the alloys we produce have won significant share in current and next-generation jet engines. ATI’s metallic powder technology delivers alloy compositions and refined microstructures that offer increased performance and longer useful lives in high-temperature aerospace environments, as well as improved efficiency of jet engines. We continue to increase our production capacity for advanced metallic powders for use in next-generation aerospace products, including additive manufacturing applications. In fiscal year 2023, ATI established a dedicated additive manufacturing and post-processing facility near Fort Lauderdale, Florida which achieved its first print in fiscal year 2024. This facility will allow ATI to tap into significant aerospace and defense demand for additively manufactured laser powered bed fusion parts, serving both commercial and defense customers.
Energy. We also serve energy markets, with a focus on specialty energy, which includes nuclear power generation and gas turbines. Our specialty materials are widely used in the global electrical power generation and distribution industries. We believe clean energy needs, expanding global environmental policies and the electrification of developing countries will continue to drive demand for our specialty materials and products for use in these industries over the long term.
Our specialty materials, including corrosion-resistant alloys (CRAs), are used in nuclear, natural gas and other electrical power generation fuel source applications, including for pipe, tube, and heat exchanger applications in water systems and in pollution control scrubbers. We are an industry pioneer in producing nuclear reactor fuel cladding and structural components utilizing zirconium and hafnium alloys for use in nuclear power generation. We also are a technology leader for large diameter components used in natural gas land-based turbines for power generation, and our alloys are used for alternative energy generation, including solar, fuel cell and geothermal applications.
Both of our business segments also produce specialty materials that are critical to the conventional energy market, which includes oil & gas and chemical and hydrocarbon processing industries. The environments in which oil & gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and high temperature conditions in sour wells and unconventional sources. These challenging offshore environments are located further off the continental shelf, including locations in arctic and tropical waters where drilling is more difficult than previously-sourced locations. Our specialty materials, including nickel-based alloys, duplex alloys and other specialty alloys, have the strength and corrosion-resistant properties necessary to meet these challenging operating conditions. We enable our customers’ success in these applications by developing and producing specialty materials for equipment that can operate for up to 30 years in these harsh environments.
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
Our biocompatible nickel-titanium (nitinol) shape memory alloy is used for stents to support collapsed or clogged blood vessels. Reduced in diameter for insertion, these stents expand post-implant to their original tube-like shape due to the metal’s superelasticity. In addition, our ultra fine diameter (0.002 inch/0.051 mm) titanium wire is used for screens to prevent blood clots from entering critical areas of the body. We have a strategic partnership with Confluent Medical Technologies (Confluent) whereby Confluent has begun to provide a $50 million investment in our capacity expansion to produce nitinol. As a result of this expansion, we expect to more than triple our production of this life saving alloy by fiscal year 2027.
Electronics. ATI’s materials perform a variety of important roles in the growing consumer electronics market. Nickel alloys and Precision Rolled Strip® (PRS) from Specialty Rolled Products (SRP) and our Asian PRS joint venture are used in computers and smart phones. The magnetic properties of nickel alloys are used in relay cores, magnets and magnetic shielding, while their thermal expansion is useful in glass-to-metal sealing applications such as monitors. PRS is selected for electronics and communications applications based on corrosion resistance, strength, wear resistance, electrical resistivity or thermal expansion.
In addition, metal precursors – which use chemicals produced by ATI, such as hafnium – have a variety of important applications in consumer and industrial electronics.
Business Segments
Our two business segments accounted for the following percentages of total revenues of $4.4 billion, $4.2 billion, and $3.8 billion for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
High Performance Materials & Components	52%	51%	43%
Advanced Alloys & Solutions	48%	49%	57%
Information with respect to our business segments is presented below and in Note 18 of the notes to the consolidated financial statements.
High Performance Materials & Components Segment
Our HPMC segment produces a wide range of high performance specialty materials, parts and components for several of our core markets, including aerospace & defense, medical, and specialty energy, with approximately 86% of fiscal year 2024 revenues derived from the aerospace & defense markets. Most of the products in this segment are sold directly to end-use customers, and a substantial portion of our HPMC segment products are sold under multi-year agreements. Demand for our products is driven primarily by the commercial aerospace cycle. Large aircraft and jet engines are manufactured by a small number of companies, such as The Boeing Company (Boeing), Airbus S.A.S. (an Airbus Group company) including the former operations of Bombardier Aerospace, and Empresa Brasileira de Aeronáutica S.A. (Embraer) for airframes. GE Aerospace, Rolls-Royce plc, Pratt & Whitney (a division of Raytheon Technologies Corporation), Safran Aircraft Engines, formerly known as Snecma (a division of Safran Group), and various joint ventures manufacture jet engines. These companies and their suppliers form a substantial part of our customer base in this business segment. We have long-term agreements (LTAs) in place with most major aerospace market original equipment manufacturers (OEMs). The loss of one or more of our customers in the aerospace or defense markets could have a material adverse effect on ATI’s results of operations and financial condition (see Item 1A. Risk Factors).
Within this segment, our products are manufactured from a wide range of advanced materials including metallic powder alloys made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. These materials are made into a variety of product forms that include precision forgings, machined parts and others. We are integrated across these alloy systems in melt, forging, finishing, testing and machining processes.
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
Advanced Alloys & Solutions Segment
Our AA&S segment produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate, sheet, and PRS products. The major end markets for our flat rolled products are specialty and conventional energy, aerospace & defense, automotive, medical and electronics markets. The operations in this segment include our SRP and Specialty Alloys & Components businesses in addition to our Shanghai STAL Precision Stainless Steel Company Limited (STAL) PRS joint venture in China, in which we hold a 60% interest.

Nickel-based alloys, titanium, and stainless sheet products are used in a wide variety of industrial and consumer applications. In fiscal year 2024, approximately 30% of our stainless sheet products by volume were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
Nickel-based alloy, titanium, and specialty alloy plate products are primarily used in aerospace & defense, and corrosion and industrial markets. In fiscal year 2024, approximately 35% of our plate products by volume were sold to independent service centers, with the remainder sold directly to end-use customers.
PRS products, which are under 0.015 inches thick, are used by customers to fabricate a variety of products primarily in the automotive and electronics markets. In fiscal year 2024, approximately 90% of these products by volume were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers. With the sale of our New Bedford, MA PRS business in 2024, PRS sales in this segment will be significantly reduced going forward.
Competitors for nickel-based alloys and superalloys and specialty alloys include Haynes International and VDM Metals GmbH, a subsidiary of Acerinox S.A.
Raw Materials and Supplies
Substantially all raw materials and supplies required in the manufacture of our products are available from more than one supplier, and the sources and availability of raw materials essential to our businesses are currently adequate. The principal raw materials we use in the production of our specialty materials are scrap (including iron-, nickel-, chromium-, titanium-, and molybdenum-bearing scrap), nickel, titanium sponge, zirconium sand and sponge, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys, cobalt, niobium, vanadium, hafnium and other alloying materials. While we enter into raw materials futures contracts from time to time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
Some raw materials, such as nickel, titanium sponge, cobalt, and ferrochromium, are available to us and our specialty materials industry competitors primarily from foreign sources. Some of these foreign sources are in countries that may be subject to unstable political and economic conditions, which could disrupt supplies or affect the price of these materials. Further changes in global trade policies could materially impact the total cost of imported materials.
We source our raw materials through a variety of producers located throughout the world, including the United States (U.S.). The following is a summary of the primary source countries of raw materials that play an important role in our products:
•Nickel: Canada, Norway, Japan, Finland, and South Africa.
•Zirconium: U.S. and China.
•Hafnium: U.S. and China.
•Cobalt: Norway and Japan.
•Chromium: the United Kingdom (U.K.), South Africa, Germany and Turkey.
•Niobium: Brazil.
•Molybdenum: U.S., Brazil, and China.
•Titanium sponge: Japan, Kazakhstan, Saudi Arabia, and China
Certain key supplies used in melting and other processing operations, such as graphite electrodes and industrial gases including helium and argon, are from time-to-time limited in availability and may be subject to significant price inflation. We enter into long-term supply contracts where possible to ensure an adequate supply of these products. However, overall industry shortages may impact our operations and scheduling.
Export Sales and Foreign Operations
International sales represent approximately 42% of our total annual sales, with direct export sales by our U.S.-based operations to customers in foreign countries accounting for approximately 33% of our total sales. Our overseas sales, marketing and distribution efforts are aided by our international marketing team or by independent representatives throughout the world. Changes in global trade policies may negatively impact our international sales if export or import tariffs increase the cost of our products.
Our HPMC segment has manufacturing capabilities for precision forging and machining in Poland, primarily serving the aerospace, construction & mining and transportation markets. In fiscal year 2024, the Company completed the sale of its precision rolled strip operations in Remscheid, Germany, which was part of the HPMC segment. In fiscal year 2022, the Company completed the sale of its Sheffield, U.K. operations, which included facilities for melting and re-melting, machining and bar mill operations, and was part of the HPMC segment. Within our AA&S segment, our Asian joint venture makes PRS products, which enables us to offer these products more effectively to markets in China and other Asian countries.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $3.9 billion at December 29, 2024 and $3.8 billion at December 31, 2023. We expect that approximately 70% of confirmed orders on hand at December 29, 2024 will be filled during fiscal year 2025. Our HPMC segment’s backlog of confirmed orders was approximately $3.3 billion at December 29, 2024 and $3.0 billion at December 31, 2023. We expect that approximately 70% of the confirmed orders on hand at December 29, 2024 for this segment will be filled during fiscal year 2025. Our AA&S segment’s backlog of confirmed orders was approximately $0.6 billion at December 29, 2024 and $0.8 billion at December 31, 2023. We expect that approximately 85% the confirmed orders on hand at December 29, 2024 for this segment will be filled during fiscal year 2025.
Demand for our products is cyclical over longer periods because specialty materials customers generally operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries. Historically, the HPMC segment typically has experienced modest seasonal weakness in the third quarter of each fiscal year due to many European customers, particularly in the aerospace supply chain, taking plant outages during this summer period. ATI also typically performs corresponding annual preventative maintenance outages at several facilities during this same period.
Research, Development and Technical Services
We believe that our research and development capabilities give ATI a competitive advantage in developing new products and manufacturing processes that contribute to the long-term profitable growth potential of our businesses. We conduct research and development at our various operating locations both for ourselves and, on a limited basis, for customers on a contract basis. Research and development expenditures for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 included the following:

	Fiscal Year Ended
(In millions)	December 29, 2024	December 31, 2023	January 1, 2023
Company-Funded:
High Performance Materials & Components	$10.4	$9.6	$8.4
Advanced Alloys & Solutions	8.4	10.2	7.3
Corporate	0.8	0.9	0.6
	19.6	20.7	16.3
Customer-Funded:
High Performance Materials & Components	2.5	1.4	1.4
Total Research and Development	$22.1	$22.1	$17.7
Our research, development and technical service activities are closely interrelated and directed toward development of new products, improvement of existing products, quality assurance, development of new manufacturing methods, improvement of existing manufacturing methods, and reducing our manufacturing costs. The increase in our research and development expenditures in fiscal years 2024 and 2023 was largely related to efforts to develop and/or refine materials and manufacturing methods for products supporting the aerospace & defense markets.
We own hundreds of U.S. patents, many of which are also filed under the patent laws of other nations. Although these patents, as well as our numerous trademarks, technical information, license agreements, and other intellectual property, have been and are expected to be of value, we believe that the loss of any single such item or technically related group of such items would not materially affect the conduct of our business.
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
Safety is one of our core values. We strive for a zero injury culture committed to the safety of our people, our products, and the communities in which we operate. Our fiscal year 2024 OSHA Total Recordable Incident Rate was 1.39 per 200,000 hours and our Lost Time Case Rate was 0.26 per 200,000 hours. Nearly all of our domestic employees are working in an ATI facility that has achieved its ISO 45001 certification.
Human Capital Management
We believe that our people and culture are a competitive differentiator. We attract, develop, and retain purpose and performance-driven leaders. Those leaders build teams with diverse, empowered and fulfilled employees who want to stay and grow with the company. As of December 29, 2024, we employed approximately 7,700 active employees, 15% of whom are located outside the U.S. across 15 countries.
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
Governance: The Compensation and Leadership Development Committee of our Board oversees the Company’s human capital management policies and procedures, including its workforce and professional development and diversity and inclusion initiatives, and is responsible for establishing and administering the policies governing annual compensation and long-term compensation to ensure the policies are designed to align compensation with our overall business strategy and performance to link to the interests of our stockholders.
Our Code of Conduct establishes the baseline requirements of our integrity and compliance program and promotes an environment where everyone is treated ethically and with respect. It outlines our pledge to recognize the dignity of each individual, respect each employee, provide compensation and benefits that are competitive, promote self-development through training, and value diversity of perspectives and ideas. Employees complete Business Conduct and Ethics training and, where permitted by law, are asked to certify each year that they will comply with the Code.
Talent Acquisition: Our performance and development process is integrated in the ATI business strategy, and is a key component to recruiting, hiring, and developing top-performing talent. We believe in providing a welcoming, engaging and inclusive assessment and interviewing process that encourages people from all backgrounds to consider ATI. Our hiring practices include a goal that position candidate slates be composed at least 30% of diverse candidates. Further, we partner with top academic institutions that have programs relevant to our business, external professional organizations, trade schools and high schools to enhance the diversity of our workforce and identify materials science, STEM and other relevant expertise.
Learning and Development: Developing talent and leaders at all levels of the organization is critical to our long-term success. We have leadership and management development programs as well as broad learning opportunities for our employees to support their career growth and advance their skills. By providing a consistent and comprehensive learning experience, we focus on growing top talent across the enterprise and enhancing Front Line Leader development. Additionally, we maintain a formal talent review process to work in connection with performance management for systematic career development and succession planning at both the individual employee and organizational levels.
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
Our well-being focus addresses physical, mental, financial, and individual needs, providing benefits and resources to help employees and their families be their best, both personally and professionally. We have implemented several campaigns to promote well-being and help provide visibility to resources and available benefits. We offer Employee Assistance Programs with therapy sessions to employees and family members, comprehensive mental health benefits to those enrolled in the U.S. medical plan, virtual mental health options and navigation tools to improve access and speed of care, and preventive/mental health resilience programs.
Inclusion and Diversity: Our long tradition of innovation and operational excellence demands the contributions of leaders and team members with a wide array of characteristics, backgrounds, experiences, knowledge, and skills. We believe our business success is intricately tied to cultivating a culture in which all members of our workforce are included and empowered to do their best work.
We recognize the benefits and importance of diversity amongst our board and management. As of December 29, 2024, women made up 40% of our Board, and 10% of our Directors were racially diverse.
Labor Relations and Collective Bargaining: Approximately 35% of our workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union (USW). The Company is currently renegotiating CBAs, which expire on February 28, 2025, that cover approximately 1,100 USW-represented full-time employees within our AA&S operations. There can be no assurance that the Company will successfully conclude these renegotiations to replace the expiring CBAs.

Available Information
Our Internet website address is www.atimaterials.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (“SEC”). Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains an Internet website at www.sec.gov, which also contains reports, proxy and information statements and other information that we file electronically with the SEC. We routinely post important information on our website, www.atimaterials.com, in the “Investors” section. We also may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this document.
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
RISKS RELATED TO CYCLICAL NATURE OF OUR BUSINESS
Cyclical Demand for Products. The cyclical nature of the industries in which our customers operate causes demand for our products to fluctuate, creating potential uncertainty regarding future profitability. Various changes in general economic conditions may affect the industries in which our customers operate. These changes could include decreases in the rate of consumption or use of our customers’ products due to economic downturns. Other factors that may cause fluctuation in our customers’ positions are changes in market demand, lower overall pricing due to domestic and international overcapacity, currency fluctuations, lower priced imports and increases in use or decreases in prices of substitute materials. As a result of these factors, our profitability has been and may in the future be subject to significant fluctuation.
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
Risks Associated with Cyclicality in General Industrial Markets. Our exposure to general industrial markets is primarily in our AA&S segment, where we have sales to the oil & gas industry, automotive, food equipment & appliances and construction and mining markets. These markets tend to be highly cyclical and subject to volatility as a result of fluctuations in worldwide economic activity and associated demand, changes in applicable regulation, global geopolitical conditions and numerous other factors. Demand for our products, particularly within the AA&S segment, is subject to these trends, and in recent years, our business has at times been negatively impacted by depressed demand from general industrial markets. We expect that these end markets will remain highly cyclical. Future downturns in these markets could have an adverse effect on the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.
Product Pricing. From time-to-time, reduced demand, intense competition, and excess manufacturing capacity have resulted in reduced prices, excluding raw material surcharges, for many of our products. These factors, recent inflationary trends for certain critical raw material costs, and potential international trade actions, as discussed below, have had and may have an adverse impact on our revenues, operating results, and financial condition.
We change prices on certain of our products from time-to-time. Our ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond our control. As such, we may be unable to implement price increases to the degree or within the time frame necessary to fully mitigate the impact of inflationary trends, including those resulting from changes in trade policy, or at all, and the benefits of any price increases may be delayed due to long manufacturing lead times and the terms of existing contracts.
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

RISKS RELATED TO THE RAW MATERIALS AND SUPPLIES THAT WE USE
Dependence on Critical Raw Materials Subject to Price and Availability Fluctuations. We rely to a substantial extent on third parties to supply certain raw materials that are critical to the manufacture of our products. Purchase prices and availability of these critical items are subject to volatility, and in some cases, we have supply arrangements with only a limited number of suppliers for a given material. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms acceptable to us, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials. We source some of these materials from China, which has and may in the future continue to impose export controls that could limit or significantly delay our access to such materials and could compel us to identify alternative sources, which we may not be able to do in a timely fashion or at all. The prices for many of the raw materials we use have been volatile during the past several years. Due to the long lead times required to manufacture many of our products, volatility in raw material prices exposes us to cash costs that may not be fully recovered through surcharge and index pricing mechanisms. Recently, due to inflationary trends, certain critical raw material costs, such as nickel, hafnium, titanium sponge, cobalt, chromium, and molybdenum and scrap containing iron, nickel, titanium, chromium, and molybdenum have been volatile and they may continue to be so in the future, including as a result of changes in international trade policy. While we have been able to mitigate some of the adverse impact of volatile raw material costs through various means, including the application of raw material surcharges or pricing indices to customers, rapid changes in raw material costs cause volatility in, and may adversely affect, our results of operations.
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
Availability of Energy Resources. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors and by supply and demand trends that are beyond our control. Disruptions in the supply of energy resources could temporarily impair our ability to manufacture products for customers. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, has and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.
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
Governments in the European Union, the U.S., the U.K. and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. We terminated our Uniti, LLC joint venture with Russian-based VSMPO-AVISMA (Verkhnaya Salda Metallurgical Production Association - Berezniki Titanium-Magnesium Works), the purpose of which was to market and sell a range of commercially pure titanium products. However, conditions in Ukraine and/or existing or future sanctions may disrupt supplies or affect the prices of materials that are necessary to our operations. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions, or suffer harm to our reputation.
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
Labor Matters. We have approximately 7,700 active employees, of which approximately 15% are located outside the U.S.  Approximately 35% of our workforce is covered by various CBAs, predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation. Generally, CBAs that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. There can be no assurance that we will succeed in obtaining CBAs to replace those that expire. The Company is currently renegotiating CBAs, which expire on February 28, 2025, that cover approximately 1,100 USW-represented full-time employees within our AA&S operations. There can be no assurance that the Company will successfully conclude these renegotiations to replace the expiring CBAs.
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
Risks Associated with Digital Technology. Information technology infrastructure is critical to supporting business objectives; failure of our information technology infrastructure to operate effectively could adversely affect our business. If a problem occurs that impairs this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose customers or revenue and could require us to incur significant remediation expense. As we integrate, implement and deploy new information technology processes and information infrastructure across our operations, we could experience disruptions in our business that could have an adverse effect on our business, financial condition, results of operations and cash flow.
Cybersecurity Threats. Increased global information technology threats, vulnerabilities, and a rise in sophisticated and targeted international computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We believe that ATI faces the threat of such cyberattacks due to the markets we serve, the products we manufacture, the locations of our operations, and global interest in our technology. Due to the evolving nature of cybersecurity threats, the scope and impact of any incident cannot be predicted. We continually work to strengthen our threat countermeasures, safeguard our systems and mitigate potential risks. Despite our efforts to fortify our cybersecurity and protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. A significant security breach could lead to unanticipated disclosure, modification or destruction of proprietary and other key information, production downtimes, operational disruptions, and remediation costs, which in turn could adversely affect our reputation, competitiveness and results of operations.
RISK RELATED TO CLIMATE CHANGE AND OTHER ENVIRONMENTAL MATTERS
Risks Associated with Climate Change.
While the prospect of a lower-carbon economy presents a number of opportunities for our business, the physical impacts of climate change, regulatory efforts to transition to a lower-carbon economy in the regions in which we, our customers and our suppliers operate, and the increased focus and evolving views of our various stakeholders on climate change issues could create risks to our business.
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
Regulatory and Other Transition Risks. Increased worldwide focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change. New or more stringent laws and regulations related to greenhouse gas emissions, water usage and other climate change related concerns may adversely affect us, our suppliers and our customers. We have publicly disclosed efforts to reduce certain environmental impacts, including greenhouse gas (GHG) emissions of our operations, and provide for our compliance with applicable environmental regulations. Nevertheless, new and evolving laws and regulations could mandate different or more restrictive standards; increase operating costs; require (or cause customers to require that we make) capital investments to transition to low carbon technologies or purchase carbon credits; or otherwise adversely impact our ongoing operations. Our suppliers may face similar challenges and incur additional compliance costs that are passed on to us. These direct and indirect costs may adversely impact our results.
Market and Reputational Risks. Technology to support the transition to lower-carbon operations within the timeframe that could be required by future regulation or expected in the future by our customers may not be available at the scale necessary to support our operations, in a timely or cost-effective manner or at all. It is possible that, over time, due to both regulatory action and/or changing customer and societal norms and expectations regarding the causes and importance of climate change issues, demand for products in one or more of our significant end markets could decline or, if we fail to keep pace with changing demand and technological advancement, shift in favor of products that we do not produce. If we fail to appropriately adapt to the expectations of our customers or other stakeholders, fail to achieve or properly report progress toward our environmental sustainability goals and targets or otherwise are perceived as failing to adequately address climate change concerns, the resulting negative perceptions could adversely affect our business, reputation and access to capital.
Risks Associated with Other Environmental Compliance Matters. We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants and disposal of wastes, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party sites. We also could be subject to future laws and regulations that govern greenhouse gas emissions and various matters related to climate change and other air emissions, which could increase our operating costs. With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at 41 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 19 of these sites, the potential loss exposure with respect to 14 individual sites is not considered to be material, and the potential loss exposure on the remaining 8 sites could be material. We are a party to various cost-sharing arrangements with other PRPs at many of the sites. The terms of the cost-sharing arrangements are subject to non-disclosure agreements as confidential information. Nevertheless, the cost-sharing arrangements generally require all PRPs to post financial assurance of the performance of the obligations or to pre-pay into an escrow or trust account their share of anticipated site-related costs. In addition, the Federal government, through various agencies, is a party to several such arrangements.
From time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable or if liability is probable or to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 29, 2024, our reserves for environmental matters totaled approximately $15 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.

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

Export Sales and International Trade Matters. We believe that export sales will continue to account for a significant percentage of our future revenues. We also import certain raw materials that are important to our business, including nickel, zirconium, niobium, chromium, hafnium, cobalt, vanadium and titanium sponge, among others. Risks associated with such international trade include, among others: political and economic instability, including weak conditions in the world’s economies; accounts receivable collection; export controls; trade sanctions; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws, including taxes on repatriation of foreign earnings; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on export sales when converted into dollars). Any of these factors could materially adversely affect our results for the period in which they occur. We source some materials from China, which has and may in the future continue to impose export controls that could limit or significantly delay our access to such materials and could compel us to identify alternative sources, which we may not be able to do in a timely fashion or at all.
Additionally, global trade policy may, at times, be volatile and unpredictable, and changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business. Tariffs, or other changes in U.S. trade policy, have resulted in and may continue to trigger, retaliatory actions by affected countries. At times, certain foreign governments have instituted or considered imposing trade sanctions on certain U.S. goods, or taking action to deny U.S. companies access to critical raw materials, in response to U.S. trade actions, and these or other foreign governments could continue or expand upon these actions in the future. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.
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

In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits, filed in federal district court for the Western District of Pennsylvania, that assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. These two lawsuits were consolidated in late 2024, and in January 2025, we filed a motion to dismiss the consolidated claims. We intend to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.
Risks Associated with Insurance Coverage. We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverages contain exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles, and significantly higher premiums. As a result, in the future, our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.
Risks Associated with Acquisition and Disposition Strategies. We intend to continue to strategically position our businesses to improve our ability to compete. Strategies we employ to accomplish this may include seeking new or expanding existing specialty market niches for our products, expanding our global presence, acquiring businesses complementary to existing strengths, and continually evaluating the performance and strategic fit of our existing business units and their components. From time-to-time, management holds discussions with management of other companies to explore acquisitions, joint ventures, and other business combination opportunities, as well as possible asset acquisitions or dispositions. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: the relative accuracy of our assessment of the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; unanticipated conditions or events that impact our ability to achieve identified financial and operating synergies, growth or other benefits anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions. The relative success of any business or asset acquisitions and other similar transactions, particularly any cross-border transaction, also could be negatively affected by export controls, exchange rate fluctuations, domestic and foreign trade policy and other geopolitical conditions, changes in tax laws and deterioration in domestic and foreign economic conditions.
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
Risks Related to Wide-Spread Public Health Crises. The COVID-19 pandemic, including governmental and other actions taken or restrictions imposed to contain its spread and impact, subjected our operations, financial performance and financial condition to a number of risks. In general, our facilities continued to operate throughout the pandemic with federal and state government approvals because our facilities were deemed essential and critical. However, we experienced, and may again in the context of future similar events experience, the temporary shut-down of facilities. The significant macroeconomic impact of the COVID-19 pandemic and the measures designed to contain its spread also negatively impacted several of the Company’s most significant end markets, and our sales to customers in those markets. Any future similar event could impact our business, results of operations, financial condition and/or cash flows in similar respects, but the ultimate breadth and duration of any such future event and its impacts on our business are difficult to predict.
Political and Social Turmoil. The war on terrorism, as well as global political and social turmoil, generally, could put pressure on economic conditions in the U.S. and worldwide. These political, social and economic conditions could make it difficult for us, our suppliers, and our customers to forecast accurately and plan future business activities, and could adversely affect the financial condition of our suppliers and customers and affect customer decisions as to the amount and timing of purchases from us. As a result, our business, financial condition and results of operations could be materially adversely affected.

RISKS ASSOCIATED WITH OUR INDEBTEDNESS; OTHER FINANCIAL AND FINANCIAL ACCOUNTING RISKS

Risks Associated with Indebtedness. Our substantial indebtedness could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under our outstanding indebtedness. As of December 29, 2024, our total consolidated indebtedness was approximately $1.9 billion. We also had the ability to borrow approximately $525 million under our Asset Based Lending (ABL) credit facility as of December 29, 2024. This substantial level of indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
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
Risks Associated with Retirement Benefits. On October 17, 2023, we purchased group annuity contacts from an insurer covering approximately 85% of our U.S. qualified defined benefit plan obligations. Under these contracts, we transferred the pension obligations and associated assets for the significant majority of our remaining plan participants to the selected insurance company. Using our long-term weighted average expected rate of return on pension plan assets and other actuarial assumptions, we do not expect to have any significant minimum cash funding requirements to our pension plan for at least ten years. However, these estimates are based on various assumptions and are subject to significant uncertainty, including with respect to the performance of our pension trust assets, and our expectations therefore could prove to be inaccurate. Significantly lower than expected returns on our pension assets could result in otherwise unanticipated pension contribution obligations in the future. Depending on the timing and amount, a requirement that we fund the U.S. qualified defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
Goodwill or Long-Lived Asset Impairments. We have various long-lived assets that are subject to impairment testing. We review the recoverability of goodwill annually, or more frequently whenever significant events or changes in circumstances indicate that the recorded goodwill of a reporting unit may be below that reporting unit’s fair value. Our businesses operate in highly cyclical industries, such as commercial aerospace, and as such, our estimates of future cash flows, market demand, the cost of capital, and forecasted growth rates and other factors may fluctuate, which may lead to changes in estimated fair value and, therefore, impairment charges in future periods. For the fiscal year 2024 annual goodwill impairment evaluation, both of our reporting units with goodwill had fair values that were in excess of carrying value. Additionally, we have a significant amount of property, plant and equipment and acquired intangible assets that may be subject to impairment testing, depending on factors such as market conditions, the demand for our products, and facility utilization levels. Any determination requiring the impairment of a significant portion of goodwill or other long-lived assets has had, and may in the future have, a negative impact on our financial condition and results of operations.
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
•Incident Response and Recovery. We maintain extensive incident response and recovery plans and procedures that provide a documented framework for handling high severity security incidents. These plans ensure the appropriate escalation, evaluation, management and reporting of cybersecurity incidents in a prompt and appropriately cross-

functional manner, facilitating coordination across multiple parts of the Company, and are the subject of regular table- top breach simulations and other exercises and evaluations.
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
Item 2. Properties
Our principal domestic facilities for our HPMC segment include melting operations and production facilities that perform processing and finishing operations. Domestic melting operations are located in Monroe and Bakers, NC, and Richland, WA (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting, electron beam melting). Production of high performance materials, most of which are in long product form, takes place at our domestic facilities in Monroe and Bakers, NC, Richburg, SC, and Oakdale, PA. Our production of highly engineered forgings and machined components takes place at facilities in Cudahy, Appleton and Coon Valley, WI, East Hartford, CT, and Irvine, CA. Metal alloy-based additive manufacturing for the aerospace & defense industries takes place in our leased facility in Fort Lauderdale, Florida.
Within the AA&S segment, our production of zirconium, hafnium, niobium and related specialty alloys takes place at facilities located in Millersburg, OR and Huntsville, AL. Nickel melting operations are located in Lockport, NY (vacuum induction melting, vacuum arc re-melt, and electro-slag re-melt), and titanium melting operations are located in Albany, OR (vacuum arc re-melt). Our principal AA&S locations for melting flat-rolled specialty materials are located in Brackenridge and Latrobe, PA. Hot-rolling is performed at our domestic facilities in Brackenridge and Washington, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Vandergrift, Washington, Rochester, Monaca, and Zelienople, PA. Additionally, the AA&S segment will benefit from the expanded capabilities at our new Pageland, SC location. Substantially all of our properties are owned.
We own or lease facilities, primarily sales and administrative offices, in a number of foreign countries, including France, Germany, the U.K., Poland, and the People’s Republic of China. We also own highly engineered forging and machining operations in Stalowa Wola, Poland. Through our STAL joint venture, we operate facilities for finishing PRS products in the Xin-Zhuang Industrial Zone, Shanghai, China.
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
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania. These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. We filed a Motion to Dismiss the consolidated claims on January 27, 2025. We dispute and intend to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.
Information relating to legal proceedings is included in Note 21. Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At January 31, 2025, there were 1,660 record holders of ATI Inc. common stock. Currently, we do not pay a dividend. The future payment of dividends and the amount of such dividends would depend upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed appropriate.  Further, our ABL credit facility restricts our ability to pay dividends in certain circumstances.  For more information on the restrictions under our ABL credit facility, see Note 16 of Item 8. “Financial Statements and Supplementary Data.”

Sales of Equity Securities

Set forth below is information regarding our stock repurchases during the fourth quarter of fiscal year 2024, comprised of shares repurchased by ATI under the $700 million repurchase program authorized by our Board of Directors in September 2024 and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Fiscal Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30-November 3, 2024	140,556	$54.08	131,494	$653,000,054
November 4-December 1, 2024	778,615	$55.35	777,064	$610,000,045
December 2-29, 2024	351,042	$56.99	351,042	$590,000,054
Total	1,270,213	$55.66	1,259,600	$590,000,054
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases.

Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 29, 2019 through December 29, 2024, as compared to the S&P 500 Index, the S&P MidCap 400 Industrials Index and the Russell 2000 Index. The graph assumes that $100 was invested on December 29, 2019. The stock performance information included in this graph is based on historical results and is not necessarily indicative of future stock price performance.

Company / Index	Dec 2019	Dec 2020	Dec 2021	Dec 2022	Dec 2023	Dec 2024
ATI	100.00	81.17	77.11	144.53	220.09	268.39
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	199.99
S&P MidCap 400 Industrials Index	100.00	116.49	149.62	132.42	174.04	198.82
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	143.77
Source: Standard & Poor’s
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results or performance could differ materially from those encompassed within such forward-looking statements as a result of various factors, including those described below. Net income and net income per share amounts referenced below are attributable to ATI Inc. and Subsidiaries. The following discussion on the Company’s results of operations, financial condition and liquidity for the year ended December 29, 2024 (fiscal year 2024) as compared to the year ended December 31, 2023 (fiscal year 2023) is presented. Information on the Company’s results of operations, financial condition and liquidity for fiscal year 2023 as compared to the year ended January 1, 2023 (fiscal year 2022) is included in our Annual Report on Form 10-K in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on February 23, 2024 and is incorporated herein by reference.
ATI Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest markets are aerospace & defense, representing approximately 62% of total sales, led by products for jet engines and airframes. Additionally, we have a strong presence in our other core markets consisting of the specialty energy, medical and electronics markets. In aggregate, these core end markets represent almost 80% of our revenue. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence.
We operate in two business segments: HPMC and AA&S. The HPMC segment’s primary focus is on maximizing jet engine materials and components growth, with approximately 86% of its revenue derived from the aerospace & defense markets including nearly 60% of its revenue from products for commercial jet engines. Commercial aerospace products have been the main source of sales and EBITDA growth for HPMC over the last several years and are expected to continue to drive HPMC and overall ATI results in the future. HPMC has also experienced growth in defense products, which comprise almost 10% of total sales. Other core markets include medical and specialty energy. HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys. These products are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. HPMC’s capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, and 3D-printed aerospace products.
The AA&S segment is focused on delivering high-value flat products, with a focus on aerospace & defense and other core markets, which comprise approximately 60% of its revenue. Industrial markets comprise the remaining 40% of AA&S sales, which includes the conventional energy and automotive end-markets. AA&S produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate, sheet, and strip products.
Overview of Fiscal Year 2024 Financial Performance
Sales in fiscal year 2024 increased 5%, to $4.4 billion, and gross profit increased 12%, to $898 million, compared to fiscal year 2023, reflecting increased demand for products within our aerospace & defense and other core markets of medical, electronics, and specialty energy, which was partially offset by softness in industrial end markets. International sales, including both U.S. exports and foreign sales from our foreign manufacturing operations, were $1.8 billion in fiscal year 2024 and represented 42% of total sales, compared to $1.9 billion or 46% of total sales in fiscal year 2023.
Results for fiscal year 2024 included $17 million of net pre-tax gains and fiscal year 2023 included $104 million of net pre-tax charges as further described in the Results of Operations section below. The Company’s net income for fiscal year 2024 was $367.8 million, or $2.55 per share. ATI Adjusted EBITDA for fiscal year 2024 was $729.1 million, or 16.7% of sales, compared to $634.6 million, or 15.2% of sales, for fiscal year 2023. See further explanation below for non-GAAP definitions and calculations.
A summary of our results is as follows:

	Fiscal Year
(Dollars in millions, except per share amounts)	2024	2023
Sales	$4,362.1	$4,173.7
Gross profit	$898.2	$802.6
Gross profit % of sales	20.6%	19.2%
Operating income	$608.9	$466.4
Income before income taxes	$486.1	$295.2
Net income attributable to ATI	$367.8	$410.8
Diluted net income attributable to ATI per common share	$2.55	$2.81
Our major accomplishments during fiscal year 2024 include the following:

•Year-over-year sales growth of approximately 5%, with ATI’s 2024 sales representing our highest total since 2012. Fiscal year 2024 sales to the aerospace & defense markets increased 10% and represent 62% of our total sales, compared to 59% of total sales in fiscal year 2023. We achieved 15% year-over-year sales growth in our other core markets, including increases of 27% and 22% in the medical and electronics markets, respectively. Sales to our aerospace & defense and other core markets increased 11% compared to fiscal year 2023.
•Growth in the aerospace & defense and other core markets drove higher adjusted EBITDA, which improved by 15%, and to 16.7% as a percentage of sales, a 150 basis point improvement compared to 2023, reflecting robust demand that we expect will continue in 2025.
•We generated cash flow of $407.2 million from operating activities in fiscal year 2024 as we continued efforts to focus on operational improvements to positively impact the inventory intensity of our business and alleviate the required investment of managed working capital in our growing business. Managed working capital as a percent of sales was 30.9% as of December 29, 2024, compared to 31.0% as of December 31, 2023, despite an increase in 2024 sales of 5%. We ended the year with $721 million of cash on hand and $1.3 billion of total liquidity including the undrawn capacity under our ABL credit facility.
•We completed the sale of non-core assets, including our precision rolled strip operations in New Bedford, MA and Remscheid, Germany, generating approximately $65 million in proceeds that will be redeployed to support our strategy to improve operational efficiency.
•In 2024, we continued to return cash to our shareholders through the repurchase of our stock. We repurchased 5.3 million shares of ATI stock for $260 million, using all the remaining $150 million under the plan approved by our Board of Directors in November 2023 and $110 million under the $700 million plan approved in 2024.

•We made progress in deleveraging our balance sheet. During the third quarter of 2024, we redeemed the $291.4 million outstanding principal amount of ATI’s 3.5% Convertible Senior Notes due 2025 (2025 Convertible Notes) by issuing 18.8 million shares of ATI stock. In addition, we received cash proceeds of $76 million to settle the capped call associated with these notes.
Results of Operations
Fiscal Year 2024 Compared to Fiscal Year 2023

Fiscal year 2024 sales increased $188.4 million to $4.4 billion compared to fiscal year 2023, primarily due to increased demand for next generation commercial engine products and for defense applications and commercial airframes. This increase in sales to the aerospace & defense markets was complemented by an increase in sales across our other core markets, primarily for the medical and electronics end markets. These increases were partially offset by softness in certain industrial markets, particularly the conventional energy market.

Our gross profit was $898.2 million, or 20.6% of sales, a $96 million increase compared to fiscal year 2023. Gross profit in fiscal year 2024 included a benefit of $16.7 million related to the recognition of previously deferred employee retention tax credits, of which $9.0 million of the benefit was recognized in the HPMC segment and $7.7 million in the AA&S segment. Gross profit in fiscal years 2024 and 2023 was also favorably impacted by tax credits of $22.7 million and $10.1 million, respectively. These tax credits were recognized as a reduction in cost of sales by our AA&S segment and are the result of the Advanced Manufacturing Production Credit (AMPC) that was part of the Inflationary Reduction Act of 2022. Operating income was $608.9 million for fiscal year 2024, compared to $466.4 million for fiscal year 2023.
Results for fiscal year 2024 included $16.7 million of net pre-tax benefits, which consisted of the following:
•$52.9 million gain on the sale during the fourth quarter of 2024 of our precision rolled strip operations in New Bedford, MA, which was part of the Specialty-Rolled Products business in the AA&S segment, and Remscheid, Germany, which was part of our European business in the HPMC segment. In fiscal year 2023, these operations had external sales of approximately $100 million and income before tax of approximately $6 million.
•$22.1 million of restructuring and other charges, consisting of $11.3 million of start-up costs, $4.6 million of charges for the restructuring of our European operations, $4.1 million for severance-related restructuring charges primarily for cost reduction actions in our domestic operations and $2.1 million of transaction costs.
•$14.1 million of pension remeasurement losses for the immediate recognition of actuarial losses from the remeasurement of the projected benefit obligation and plan assets for defined benefit pension plans in the fourth quarter of fiscal year 2024.
Results for fiscal year 2023 included $104.3 million of net pre-tax charges, which consisted of the following:
•$0.6 million loss on the sale of our Northbrook, IL operations.
•$35.2 million of restructuring and other charges, consisting of $11.5 million of start-up costs, $14.1 million primarily for asset write-offs associated with the restructuring of our European operations and the closure of our Robinson, PA operations, $1.9 million of costs associated with an unplanned outage at our Lockport, NY melt facility, and $7.7 million of severance-related charges primarily for the restructuring of our European operations and involuntary reductions across ATI’s domestic operations.
•$41.7 million pension settlement loss associated with actions taken as part of our pension derisking strategy. On October 17, 2023, we completed a voluntary cash out for term vested employees and annuity buyouts covering 8,200 U.S. qualified defined benefit pension plan participants.
•$26.8 million of pension remeasurement losses for the immediate recognition of actuarial losses from the remeasurement of the projected benefit obligation and plan assets for defined benefit pension plans in the fourth quarter of fiscal year 2023.

The items discussed above are included in operating income on the consolidated statements of operations, with the exception of the pension related gains and losses in fiscal years 2024 and 2023. Further, the items discussed above are excluded from segment EBITDA.
Fiscal year 2024 results also include charges of $11.8 million, primarily reported in selling & administrative expenses and related to a commercial negotiation with a customer. HPMC segment results reflect $6.3 million of this charge, while the remaining $5.5 million is reflected in the AA&S segment results.
Nonoperating retirement benefit expense was $29.0 million, inclusive of a $14.1 million pension remeasurement loss, in fiscal year 2024, compared to $79.7 million in the prior year, inclusive of a $26.8 million pension remeasurement loss. Fiscal year

2023 also includes a $41.7 million pension settlement loss, as discussed above. Interest expense increased to $108.2 million in fiscal year 2024 compared to $92.8 million in fiscal year 2023 largely due to the issuance in August 2023 of the $425 million aggregate principal amount of 7.25% Senior Notes due 2030 (2030 Notes), partially offset by the redemption of the 2025 Convertible Notes during the third quarter of 2024. Other nonoperating income for fiscal year 2024 includes a $11.6 million gain on the sale of certain oil and gas rights.
Our effective tax rate was 21.3%, resulting in an income tax provision of $103.4 million for the fiscal year 2024. The effective tax rate for fiscal year 2024 includes discrete tax benefits of $6.2 million inclusive of $3.3 million for share-based compensation. Results in fiscal year 2023 include an income tax benefit of $128.2 million, which included a $140.3 million benefit for the reversal of valuation allowances. Net income attributable to ATI was $367.8 million, or $2.55 per share, in fiscal year 2024, compared to $410.8 million, or $2.81 per share, for fiscal year 2023.
Adjusted EBITDA was $729.1 million, or 16.7% of sales, for fiscal year 2024, and $634.6 million, or 15.2% of sales, for fiscal year 2023. EBITDA and Adjusted EBITDA are measures utilized by ATI that we believe are useful to investors because these measures are commonly used to analyze companies on the basis of operating performance, leverage and liquidity. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and are not intended to represent, and should not be considered more meaningful than, or as alternatives to, a measure of operating performance as determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We define EBITDA as income from continuing operations before interest and income taxes, plus depreciation and amortization, goodwill impairment charges and debt extinguishment charges. We define Adjusted EBITDA as EBITDA excluding significant non-recurring charges or credits, restructuring and other charges/credits, gains or losses from the sale of accounts receivables, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and capital expenditures. See the Financial Condition and Liquidity section of Management’s Discussion and Analysis for a reconciliation of amounts reported under U.S. GAAP to these non-GAAP measures.

Results by Business Segment
As discussed above, we operate in two business segments: HPMC and AA&S. HPMC sales increased 8% in fiscal year 2024 compared to fiscal year 2023, primarily due to higher aerospace & defense market sales. Increased demand for next generation commercial jet engines, defense applications, and commercial airframe products resulted in a 10% increase in sales to the aerospace & defense markets. Full fiscal year 2024 AA&S sales increased 2% due to an 11% increase in aerospace & defense sales, a 47% increase in medical market sales and a 22% increase in electronics market sales partially offset by continued softness in certain general industrial end markets, particularly conventional energy.
Total segment EBITDA was $782.3 million, or 17.9% of sales, in fiscal year 2024, compared to total segment EBITDA of $710.2 million, or 17.0% of sales, in fiscal year 2023. Our measure of segment EBITDA, which we use to analyze the performance and results of our business segments, excludes net interest expense, income taxes, depreciation and amortization, goodwill impairment charges, debt extinguishment charges, corporate expenses, closed operations and other income (expense), restructuring and other credits/charges, gains or losses from the sale of accounts receivables, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses. Results on our management basis of reporting were as follows:

(In millions)	Fiscal Year Ended
	December 29,	December 31,	January 1,
	2024	2023	2023
Sales:
High Performance Materials & Components	$2,278.5	$2,120.2	$1,641.2
Advanced Alloys & Solutions	2,083.6	2,053.5	2,194.8
Total external sales	$4,362.1	$4,173.7	$3,836.0

EBITDA:
High Performance Materials & Components	$461.4	$433.6	$303.4
% of Sales	20.3%	20.5%	18.5%
Advanced Alloys & Solutions	320.9	276.6	375.3
% of Sales	15.4%	13.5%	17.1%
Total segment EBITDA	782.3	710.2	678.7
% of Sales	17.9%	17.0%	17.7%

Corporate expenses	(64.0)	(62.3)	(60.3)
Closed operations and other income (expenses)	10.8	(13.3)	(5.6)
Total ATI Adjusted EBITDA	729.1	634.6	612.8

Depreciation & amortization	(151.5)	(146.1)	(142.9)
Interest expense, net	(108.2)	(92.8)	(87.4)
Restructuring and other charges	(22.1)	(31.4)	(23.7)
Retirement benefit settlement loss	—	(41.7)	—
Pension remeasurement gain (loss)	(14.1)	(26.8)	100.3
Joint venture restructuring credit	—	—	0.9
Gains (losses) on sale of businesses, net	52.9	(0.6)	(105.4)
Income before income taxes	$486.1	$295.2	$354.6

As part of managing the performance of our business, we focus on controlling Managed Working Capital, which we define as gross accounts receivable, short-term contract assets and gross inventories, less accounts payable and short-term contract liabilities. We exclude the effects of inventory valuation reserves and reserves for uncollectible accounts receivable when computing this non-GAAP performance measure, which is not intended to replace Working Capital or to be used as a measure of liquidity. We employ several strategies to actively manage our Managed Working Capital, seeking to effectively balance the need to maintain appropriate levels of Managed Working Capital to support our growth and operations, while deploying our cash efficiently. Our strategies to actively manage our Managed Working Capital include, but are not limited to, taking advantage of favorable customer and supplier payment terms, participating in supplier financing programs, accounts receivable factoring arrangements and other customer financing programs, managing the timing of purchases of raw materials, and leveling manufacturing process throughput and shipping to limit periodic increases in Managed Working Capital. We assess

Managed Working Capital performance as a percentage of the prior three months’ annualized sales to evaluate the asset intensity of our business.
At December 29, 2024, Managed Working Capital was 30.9% of annualized total ATI sales compared to 31.1% of annualized sales at December 31, 2023. Although overall Managed Working Capital increased year over year primarily due to increases in inventory and accounts receivable, such increases were largely in line and due to our increased sales given our fairly consistent Managed Working Capital as a percentage of annualized sales year over year. The $129.4 million increase in overall Managed Working Capital in fiscal year 2024 is detailed in the table below. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened slightly by 2% as of December 29, 2024 compared to fiscal year 2023. Gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, was consistent in fiscal year 2024 compared to fiscal year 2023. We continue efforts to focus on operational improvements to positively impact the inventory intensity of our business and alleviate the required investment of Managed Working Capital in our growing business.
The computations of Managed Working Capital at December 29, 2024 and December 31, 2023 reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

(In millions)	December 29, 2024	December 31, 2023
Accounts receivable	$709.2	$625.0
Short-term contract assets	75.6	59.1
Inventory	1,353.0	1,247.5
Accounts payable	(609.1)	(524.8)
Short-term contract liabilities	(169.4)	(163.6)
Subtotal	1,359.3	1,243.2
Allowance for doubtful accounts	15.0	3.2
Inventory reserves	68.5	75.5
Net managed working capital held for sale	8.5	—
Managed working capital	$1,451.3	$1,321.9
Annualized prior 3 months sales	$4,690.5	$4,255.8
Managed working capital as a % of annualized sales	30.9%	31.1%
December 29, 2024 change in managed working capital	$129.4

Comparative information for our overall revenues by end market, and their respective percentages of total revenues, is as follows:

(In millions)	Fiscal Year
Market	2024		2023
Aerospace & Defense:
Jet Engines- Commercial	$1,457.8	33%	$1,333.5	32%
Airframes- Commercial	772.9	18%	739.4	18%
Defense	490.2	11%	401.9	9%
Total Aerospace & Defense	2,720.9	62%	2,474.8	59%

Specialty Energy	284.6	7%	273.2	7%
Medical	224.9	5%	176.9	4%
Electronics	194.3	4%	159.9	4%
Other Core Markets	703.8	16%	610.0	15%

Core End Markets	3,424.7	78%	3,084.8	74%

Conventional Energy	302.0	7%	414.6	10%
Automotive	259.4	6%	210.7	5%
Construction/Mining	158.5	4%	162.9	4%
Other	217.5	5%	300.7	7%
Industrial Markets	$937.4	22%	$1,088.9	26%

Total	$4,362.1	100%	$4,173.7	100%

Comparative information for our major products, based on their percentages of revenues, is as follows. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Fiscal Year
	2024	2023
Nickel-based alloys and specialty alloys	45%	49%
Precision forgings, castings and components	19%	17%
Titanium and titanium-based alloys	18%	17%
PRS products	9%	10%
Zirconium and related alloys	9%	7%
Total	100%	100%
Sales by geographic area and as a percentage of total sales, were as follows:

(In millions)	Fiscal Year
	2024		2023
United States	$2,525.2	58%	$2,250.8	54%
Europe	1,062.4	24%	1,051.0	25%
Asia	508.6	12%	591.9	14%
Canada	116.2	3%	111.0	3%
Other	149.7	3%	169.0	4%
Total sales	$4,362.1	100%	$4,173.7	100%
Information with respect to our business segments follows.
High Performance Materials & Components

	Fiscal Year		Fiscal Year
(In millions)	2024	% Change	2023
Sales to external customers	$2,278.5	8%	$2,120.2
Segment EBITDA	$461.4	6%	$433.6
Segment EBITDA as a percentage of sales	20.3%		20.5%
International sales as a percentage of sales	50.2%		56.8%

Our HPMC segment produces a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings, components, and machined parts.
Fiscal Year 2024 Compared to Fiscal Year 2023
Sales of $2.3 billion for the HPMC segment in fiscal year 2024 increased 8% compared to fiscal year 2023, primarily due to strong demand in aerospace & defense markets as well as increased medical market sales, which were up 13% compared to fiscal year 2023. Sales to the commercial aerospace market increased 8%, as airframe sales increased 5% and commercial jet engine sales increased 9%, and sales to the defense market increased 24%. Industrial markets sales declined by 23%.

Comparative information for our HPMC segment revenues by market, the respective percentages of overall segment revenues for the fiscal years 2024 and 2023, and the percentage change in revenues by market for fiscal year 2024 is as follows:

(In millions)	Fiscal Year
Market	2024		2023		Change
Aerospace & Defense:
Jet Engines- Commercial	$1,365.4	60%	$1,255.3	59%	$110.1	9%
Airframes- Commercial	369.7	16%	350.6	17%	19.1	5%
Defense	224.8	10%	181.0	8%	43.8	24%
Total Aerospace & Defense	1,959.9	86%	1,786.9	84%	173.0	10%

Medical	115.5	5%	102.6	5%	12.9	13%
Specialty Energy	96.8	4%	93.9	4%	2.9	3%
Electronics	3.0	—%	3.1	—%	(0.1)	(3)%
Other Core Markets	215.3	9%	199.6	9%	15.7	8%

Core End Markets	2,175.2	95%	1,986.5	93%	188.7	9%

Construction/Mining	26.3	1%	35.0	2%	(8.7)	(25)%
Automotive	15.2	1%	24.6	1%	(9.4)	(38)%
Conventional Energy	9.8	1%	10.6	1%	(0.8)	(8)%
Other	52.0	2%	63.5	3%	(11.5)	(18)%
Industrial Markets	103.3	5%	133.7	7%	(30.4)	(23)%

Total	$2,278.5	100%	$2,120.2	100%	$158.3	8%
We utilize LTAs for our specialty materials, including powders, parts and components, with certain of our customers, including several aerospace market OEMs, to reduce their supply uncertainty. These LTAs cover sales of ATI’s specialty materials, parts and components used in both next-generation and legacy aircraft platforms, including jet engines. Our LTAs include a titanium products supply agreement for aircraft airframes and structural components with Boeing. This LTA covers value-added titanium products and provides opportunity for greater use of ATI’s next generation and advanced titanium alloys in both long product and flat-rolled product forms. The agreement includes both long-product forms that are manufactured within the HPMC segment, and a significant amount of plate products that are manufactured utilizing assets of both the HPMC and AA&S segments. Revenues and profits associated with these titanium products covered by the Boeing LTA are included primarily in the results for the HPMC segment. The HPMC segment also includes revenues and profits under our LTA with Airbus for titanium airframe products.
We have LTAs with GE Aviation and Safran to supply premium titanium alloys, nickel-based alloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications. In addition, we have LTAs with Rolls-Royce plc for the supply of disc-quality mill products and precision forgings for commercial jet engine applications and with Pratt & Whitney to provide isothermal and conventional forgings for use in jet engines. We also supply products to other important parts of the aircraft market such as helicopters and rotary engine fixed wing aircraft.
New airframe designs contain a larger percentage of titanium alloys, and the jet engines that power them use newer nickel and titanium-based alloys for improved performance and more economical operating costs. Boeing and Airbus continue to have multi-year backlogs of orders for both legacy models and next-generation aircraft, and there are approximately 30,000 jet engines with firm orders (Aero Engine News, January 2025). Due to manufacturing cycle times, demand for our specialty materials leads the deliveries of new aircrafts by approximately 6 to 12 months.
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

As the number of aircraft in service increases, the need for our materials associated with engine refurbishment is expected to increase.
Comparative information for HPMC’s major product categories based on their percentages of the segment’s overall revenue is as follows:

	Fiscal Year
	2024	2023
Nickel-based alloys and specialty alloys	41%	44%
Precision forgings, castings and components	36%	33%
Titanium and titanium-based alloys	23%	22%
PRS products	—%	1%
Total	100%	100%

HPMC segment EBITDA for fiscal year 2024 increased 6% to $461.4 million, or 20.3% of sales, compared to $433.6 million, or 20.5% of sales, in fiscal year 2023. Strength in the HPMC segment continues to be driven by increased volumes on higher margin next-generation commercial aerospace platforms. Results in fiscal year 2024 included $9.0 million of benefits related to the recognition of previously deferred employee retention tax credits, which were partially offset by a charge of approximately $6.3 million due to a commercial negotiation with a customer and higher incentive compensation, maintenance and outsourcing costs. Fiscal year 2023 included a $10.5 million benefit associated with an insurance claim due to an outage at one of our facilities.
Advanced Alloys & Solutions

	Fiscal Year		Fiscal Year
(In millions)	2024	% Change	2023
Sales to external customers	$2,083.6	2%	$2,053.5
Segment EBITDA	$320.9	16%	$276.6
Segment EBITDA as a percentage of sales	15.4%		13.5%
International sales as a percentage of sales	33.2%		35.0%
Fiscal Year 2024 Compared to Fiscal Year 2023
Sales of $2.1 billion for the AA&S segment in fiscal year 2024 increased 2% compared to fiscal year 2023, as an 11% increase in aerospace & defense sales, a 47% increase in medical market sales and a 22% increase in electronics market sales were partially offset by continued industrial markets softness, particularly conventional energy.

Comparative information for our AA&S segment revenues by market, the respective percentages of overall segment revenues, for the fiscal years 2024 and 2023, and the percentage change in revenues by market for fiscal year 2024 is as follows:

(In millions)	Fiscal Year
Market	2024		2023		Change
Aerospace & Defense:
Jet Engines- Commercial	92.4	4%	78.2	4%	14.2	18%
Airframes- Commercial	403.2	19%	388.8	19%	14.4	4%
Defense	265.4	13%	220.9	11%	44.5	20%
Total Aerospace & Defense	761.0	36%	687.9	34%	73.1	11%

Electronics	191.3	9%	156.8	8%	34.5	22%
Specialty Energy	187.8	9%	179.3	8%	8.5	5%
Medical	109.4	6%	74.3	4%	35.1	47%
Other Core Markets	488.5	24%	410.4	20%	78.1	19%

Core End Markets	1,249.5	60%	1,098.3	54%	$151.2	14%

Conventional Energy	292.2	14%	404.0	20%	(111.8)	(28)%
Automotive	244.2	12%	186.1	9%	58.1	31%
Construction/Mining	132.2	6%	127.9	6%	4.3	3%
Other	165.5	8%	237.2	11%	(71.7)	(30)%
Industrial Markets	$834.1	40%	$955.2	46%	$(121.1)	(13)%

Total	$2,083.6	100%	$2,053.5	100%	$30.1	2%
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

	Fiscal Year
	2024	2023
Nickel-based alloys and specialty alloys	49%	54%
PRS products	19%	19%
Zirconium and related alloys	19%	15%
Titanium and titanium-based alloys	13%	12%
Total	100%	100%

Segment EBITDA was $320.9 million, or 15.4% of sales, a 16% increase from segment EBITDA of $276.6 million, or 13.5% of sales, in fiscal year 2023. The margin increase compared to the prior year was primarily due to a favorable sales mix, as growth in titanium mill products and exotic alloys offset weaker demand for nickel-based alloys. AA&S segment EBITDA in fiscal year 2024 and 2023 included benefits from credits of $22.7 million and $10.1 million, respectively, for the AMPC. Fiscal year 2024 also included $7.7 million of benefits related to the recognition of previously deferred employee retention tax credits, which were partially offset by a charge of approximately $5.5 million due to a commercial negotiation with a customer and higher incentive compensation and maintenance costs.

Corporate Expenses
Corporate expenses, which are primarily included in selling and administrative expenses in the statement of operations, were $64.0 million in fiscal year 2024 compared to $62.3 million in fiscal year 2023. Increased expenses in fiscal years 2024 compared to fiscal year 2023 were primarily due to higher incentive compensation costs.
Closed Operations and Other Income/Expenses

Closed operations and other income/expenses are presented primarily in selling and administrative expenses in the consolidated statements of operations and include legal, environmental, retirement benefits and insurance obligations associated with closed operations as well as gains from the sale of non-core assets. Closed operations and other expenses provided income of $10.8 million in fiscal year 2024, compared to expense of $13.3 million in fiscal year 2023. Fiscal year 2024 includes an $11.6 million gain on the sale of certain oil and gas rights, included within other income, net, on the consolidated statement of operations, and favorable foreign currency transaction impacts as compared to the prior year period. Fiscal year 2024 also includes a $2.3 million gain on the sale of assets for our idled Houston, PA facility included within gain on asset sales and sales of businesses, net, on the consolidated statement of operations. We received $3.5 million of proceeds from this sale, which was reported as an investing activity on the consolidated statement of cash flows. Fiscal year 2023 reflects higher insurance costs associated with an outstanding insurance claim involving our captive insurance company.
Depreciation and Amortization
The following table shows depreciation & amortization for the relevant periods by each business segment. Depreciation expense in fiscal year 2023 includes $3.8 million of accelerated depreciation of fixed assets related to the restructuring of our European operations and the closure of our Robinson, PA operations.

	Fiscal Year
(In millions)	2024	2023
Depreciation and amortization:
High Performance Materials & Components	$71.6	$71.1
Advanced Alloys & Solutions	73.2	67.9
Other	6.7	7.1
	$151.5	$146.1
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $108.2 million in fiscal year 2024, compared to $92.8 million in fiscal year 2023. The increase in fiscal year 2024 compared to fiscal year 2023 is largely a result of the issuance in August 2023 of the 2030 Notes, partially offset by a decline from the redemption of the 2025 Convertible Notes during the third quarter of 2024. Further, interest expense is presented net of interest income of $16.0 million in fiscal year 2024 and $13.0 million in fiscal year 2023. Interest expense in fiscal years 2024 and 2023 was reduced by $11.8 million and $13.5 million, respectively, related to interest capitalization on large, strategic capital projects.
Restructuring and Other Charges/Credits
For the fiscal year ended December 29, 2024, restructuring and other charges were $22.1 million and include $11.3 million of start-up costs, $4.6 million of charges associated with our European restructuring, $4.1 million of severance-related restructuring charges primarily related to cost reduction actions in our domestic operation, and $2.1 million of transaction related costs. These costs were recorded in the consolidated statement of operations based on the nature of the charge, with $15.3 million recorded as cost of sales, $2.7 million recorded as selling and administrative expenses and $4.1 million as restructuring charges on the consolidated statements of operations. These restructuring and other charges are excluded from segment and adjusted EBITDA.
For the fiscal year ended December 31, 2023, restructuring and other charges were $31.4 million, which are excluded from segment results. These charges include $7.7 million of severance-related restructuring charges and $23.7 million of charges included within cost of sales on the consolidated statements of operations. The $7.7 million of severance-related restructuring charges represent severance for our European restructuring and headcount reductions in ATI domestic operations. The $23.7 million of charges within cost of sales include $11.5 million of start-up costs, $1.9 million of costs associated with an unplanned outage at our Lockport, NY facility, and $10.3 million primarily for asset write-offs for the restructuring of our

European operations and the closure of our Robinson, PA operations. These restructuring and other charges are excluded from segment and adjusted EBITDA.

Pension Remeasurement Gains and Losses
The Company recognizes gains and losses from the remeasurement of the projected benefit obligation and plan assets for defined benefit pension plans immediately in earnings through net periodic pension benefit cost. The Company completes the remeasurements of these plans in the fourth quarter of each fiscal year and, as a result, we recognized pension remeasurement losses of $14.1 million and $26.8 million in fiscal years 2024 and 2023, respectively. These losses are excluded from segment and adjusted EBITDA and recorded in nonoperating retirement benefit income/expense on the consolidated statements of operations.
Retirement Benefit Settlement Gains and Losses
On October 17, 2023, we completed a voluntary cash out for term vested employees and a large annuity buyout related to approximately 8,200 U.S. qualified defined benefit pension plan participants. As a result of the annuity buyout, ATI recognized a $41.7 million pretax settlement loss, which is excluded from segment and adjusted EBITDA and recorded in nonoperating retirement benefit income/expense on the consolidated statement of operations.
Gains/Loss on Sale of Businesses, Net
Gain on sales of businesses for fiscal year 2024 is related to a $52.9 million gain on the sale of our precision rolled strip operations in New Bedford, MA operations and Remscheid, Germany, for which $48.0 million of proceeds, net of transaction costs, were received and reported as an investing activity on the consolidated statement of cash flows.
Loss on sales of businesses for fiscal year 2023 is related to a $0.6 million loss on the sale of our Northbrook, IL operations. These gains and losses on sale of businesses are excluded from segment and adjusted EBITDA.
Income Taxes
For fiscal year 2024, our effective tax rate was 21.3% resulting in an income tax provision of $103.4 million. The effective tax rate for fiscal year 2024 includes discrete tax benefits of $6.2 million inclusive of $3.3 million for share-based compensation. Results in fiscal year 2023 include an income tax benefit of $128.2 million, which included a $140.3 million benefit for the reversal of valuation allowances.
Financial Condition and Liquidity
We have an ABL credit facility, which is collateralized by the accounts receivable and inventory of our operations. The ABL credit facility also provides us with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL credit facility, which matures in September 2027, includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (ABL Term Loan), and a swing loan facility of up to $60 million. The ABL Term Loan can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, we have the right to request an increase of up to $300 million under the revolving credit facility for the duration of the ABL.
As of December 29, 2024, there were no outstanding borrowings under the revolving credit portion of the ABL, and $30.5 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL during fiscal year 2024. There were average revolving credit borrowings of $13 million bearing an average annual interest rate of 6.5% under the ABL during fiscal year 2023.
The ABL Term Loan has an interest rate of 2.0% above adjusted Secured Overnight Financing Rate (SOFR). The applicable interest rate for revolving credit borrowings under the ABL credit facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings.
The ABL credit facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding ABL Term Loan balance, or (ii) $60.0 million. We were in compliance with the fixed charge coverage ratio as of December 29, 2024.

During the fourth quarter of 2024, we received $48.0 million in cash, net of transaction costs, for the sale of our precision rolled strip operations in New Bedford, MA and Remscheid, Germany. We also received $11.6 million in cash for the sale of certain oil and gas rights. Overall, we received cash for non-core assets sales of over $65 million, which are recorded in investing activities on the consolidated statement of cash flows.
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
At December 29, 2024, we had $721 million of cash and cash equivalents, and available additional liquidity from the undrawn capacity under the ABL credit facility of approximately $525 million, for total liquidity of approximately $1.3 billion. Our next meaningful debt maturity is $150 million of debentures in the fourth quarter of fiscal year 2025, which we expect to repay with cash on hand at that time.
In October 2023, we purchased group annuity contracts from an insurer covering approximately 85% of our U.S. qualified defined benefit pension plan obligations. Under these contracts, we transferred the pension obligations and associated assets for approximately 8,200 plan participants to the selected insurance company. After these actions, our U.S. qualified defined benefit plan includes approximately 2,000 participants. Based on current actuarial assumptions, we are not required to make any contributions to our pension plan during fiscal year 2025. Using our long-term weighted average expected rate of return on pension plan assets and other actuarial assumptions, we do not expect to have any significant minimum cash funding requirements to the defined benefit pension plan for at least ten years. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets’ fair value, and the discount rates used to measure pension liabilities.
Periodically, our Board of Directors authorizes the repurchase of ATI Common stock (the “Share Repurchase Program”), the most recent of which was $700 million that was announced in September 2024. In fiscal year 2024, ATI used $260 million to repurchase 5.3 million shares of its common stock under the Share Repurchase Program. As of December 29, 2024, there is $590 million of authorization remaining under the Share Repurchase Program. Repurchases under these programs can be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The current Share Repurchase Program has no time limit, does not obligate the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.
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

Our Debt to Adjusted EBITDA Leverage Ratio and Net Debt to Adjusted EBITDA Leverage ratio improved in fiscal year 2024 compared to fiscal year 2023, resulting from higher earnings and lower debt as a result of the redemption of the 2025 Convertible Notes. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	December 29, 2024	December 31, 2023
Net income attributable to ATI	$367.8	$410.8
Net income attributable to noncontrolling interests	14.9	12.6
Net income	382.7	423.4
Interest expense	108.2	92.8
Depreciation and amortization	151.5	146.1
Income tax provision (benefit)	103.4	(128.2)
Pension remeasurement loss	14.1	26.8
Retirement benefit settlement loss	—	41.7
Restructuring and other charges	22.1	31.4
Loss (gain) on asset sales and sale of business	(52.9)	0.6
Adjusted EBITDA	$729.1	$634.6

Debt	$1,895.3	$2,179.6
Add: Debt issuance costs	14.2	19.6
Total debt	1,909.5	2,199.2
Less: Cash	(721.2)	(743.9)
Net debt	$1,188.3	$1,455.3

Debt to Adjusted EBITDA	2.62	3.47
Net Debt to Adjusted EBITDA	1.63	2.29

We believe that internally generated funds, current cash on hand and available borrowings under the ABL credit facility will be adequate to meet our liquidity needs, including the scheduled debt maturity in the fourth quarter of fiscal year 2025. We regularly review our capital structure, various financing alternatives and conditions in the debt and equity markets in order to opportunistically enhance our capital structure and reduce financing costs. As a result, we may seek to refinance or retire existing indebtedness, incur new or additional indebtedness or issue equity or equity-linked securities, in each case, depending on market and other conditions. Further, in the event we seek additional or new financing, the cost, terms and conditions of such borrowings would be impacted by our credit rating. As of December 29, 2024, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow
Cash provided by operations was $407.2 million for fiscal year 2024 and $85.9 million fiscal year 2023, which included $272 million in contributions to the U.S. defined benefit pension plans. Both periods reflect higher accounts receivable and higher inventory balances due to increased operating levels, but these conditions impacted 2024 to a much lesser extent than 2023. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. However, we actively manage our working capital to allow for the required flexibility to meet our strategic objectives. Other significant fiscal year 2024 operating cash flow items included payment of 2023 annual incentive compensation. Other significant fiscal year 2023 operating cash flow items included payment of 2022 annual incentive compensation.
Cash used in investing activities was $159.6 million in fiscal year 2024, reflecting $239.1 million in capital expenditures to grow our capacity and capabilities with a focus on core markets, including aerospace & defense. These investing activity outflows were partially offset by $48.0 million of proceeds from the sale of our New Bedford, MA operations and Remscheid, Germany operations and $27.6 million of proceeds from property, plant and equipment sales, which included $11.6 million of proceeds on the sale of certain oil and gas rights and $3.5 million of proceeds received for the sale of assets for our idled Houston, PA facility. We expect to fund our capital expenditures with cash on hand, cash flow generated from our operations and, if needed, by using a portion of the ABL credit facility. Cash used in investing activities was $193.2 million in fiscal year 2023, reflecting $200.7 million in capital expenditures primarily related to AA&S transformation projects and various HPMC growth projects.

Cash used by financing activities in fiscal year 2024 was $260.4 million, which included $260.0 million to repurchase 5.3 million shares of ATI stock under our Share Repurchase Program and $16.0 million in dividend payments to the 40% noncontrolling interest in our PRS joint venture in China, partially offset by $76.1 million in cash received from the settlement of the capped call as a result of the redemption of the 2025 Convertible Notes. Cash provided by financing activities in fiscal year 2023 was $267.2 million, and included $418.8 million of net proceeds from the issuance of the 2030 Notes during the third quarter of fiscal year 2023, partially offset by $85.2 million toward the repurchase of 2.0 million shares of ATI stock under our repurchase programs authorized by our Board of Directors and $16.0 million in dividend payments to the 40% noncontrolling interest in our PRS joint venture in China.
At December 29, 2024, cash and cash equivalents on hand totaled $721.2 million, a $22.7 million increase from fiscal year-end 2023. Cash and cash equivalents held by our foreign subsidiaries was $210.8 million at December 29, 2024, of which $100.9 million was held by our PRS joint venture in China.

Contractual Obligations
A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Total Debt including Finance Leases (A)	$1,909.5	$180.5	$550.4	$325.0	$853.6
Interest on Debt (B)	499.6	109.3	194.4	129.2	66.7
Operating Lease Obligations (C)	83.7	17.4	28.4	19.3	18.6
Other Long-term Liabilities	90.4	—	41.6	16.5	32.3
Pension and OPEB Obligations (D)	217.6	30.1	53.5	46.7	87.3
Unconditional Purchase Obligations
Raw Materials (E)	1,052.2	531.1	521.1	—	—
Capital expenditures	32.0	32.0	—	—	—
Other (F)	163.2	94.9	31.5	25.7	11.1
Total	$4,048.2	$995.3	$1,420.9	$562.4	$1,069.6
Other Financial Commitments
Lines of Credit (G)	$670.4	$70.4	$600.0	$—	$—
Guarantees	$16.8
(A)Amounts exclude $95 million for certain finance lease contracts the Company has agreed to enter into. See Note 11, Leases for further information.
(B)Amounts include contractual interest payments using the interest rates in effect as of December 29, 2024 applicable to the Company’s ABL Term Loan due 2027, the Allegheny Ludlum 6.95% Debentures due 2025, the 2027 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes.
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
(E)We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 29, 2024, for raw material obligations with variable pricing.
(F)We have various contractual obligations that extend through fiscal year 2030 for services involving production facilities, information technology services and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.

(G)At December 29, 2024, drawn amounts on the U.S. facility were $30.5 million utilized for standby letters of credit under the $600 million ABL credit facility, which renew annually. These standby letters of credit are used to support: $20.8 million in workers’ compensation and general insurance arrangements, $5.4 million related to environmental matters and $4.3 million for performance assurances.
Commitments and Contingencies
At December 29, 2024, our reserves for environmental remediation obligations totaled approximately $15 million, of which $6 million was included in other current liabilities. These reserves included estimated probable future costs of: $3 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for remediation or indemnification obligations; $5 million for owned or controlled sites at which our operations have been or plan to be discontinued; and $1 million for sites utilized by the Company in its ongoing operations. We continue to evaluate whether we may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate. The timing of expenditures depends on a number of factors that vary by site. ATI expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
Asset retirement obligations (AROs) recording by the Company were $8 million at December 29, 2024. These AROs related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials. During fiscal year 2024, we de-recognized $10 million of AROs in connection with the sale of our precision rolled strip operations.
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
Retirement Benefits
All of ATI’s defined benefit pension plans are closed to new entrants, and at most ATI operations with pension participants, the plans are frozen for all future benefit accruals, with less than 800 participants still accruing benefit service. Additionally, all of the remaining collectively-bargained defined benefit retiree health care plans at ATI’s operations are now closed to new entrants, with cost caps in place for these obligations. As a result of these actions, ATI’s retirement savings and other postretirement benefit programs have largely transitioned to a defined contribution structure. From fiscal years 2013 to 2022, five annuity buyouts of retired participants and two voluntary cash out programs of deferred participants during this period helped to reduce the total participants in ATI’s U.S. qualified defined benefit pension plans by more than 60%. During the fourth quarter of fiscal year 2023, we purchased group annuity contracts from an insurer covering approximately 85% of our U.S. qualified defined benefit pension plan obligations. Under these contracts, we transferred the pension obligations and associated assets for approximately 8,200 plan participants to the selected insurance company. To facilitate this pension derisking strategy, we completed a voluntary cash out for term vested employees and contributed $222 million to our pension plan in the third quarter of fiscal year 2023, to fully fund remaining pension liabilities ahead of this annuity transaction. After these actions, our U.S. qualified defined benefit pension plan includes approximately 2,000 participants.
At December 29, 2024, our defined benefit pension plans were approximately 92% funded in accordance with generally accepted accounting principles, and were remeasured at that date using a 5.85% discount rate to measure the projected benefit obligation. For ERISA funding purposes, discount rates used to measure pension liabilities for U.S. qualified defined benefit plans are calculated on a different basis using an IRS-determined segmented yield curve. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Based on current actuarial assumptions, we are not required to make any contributions to our pension plan during fiscal year 2025, and will not be required to make significant contributions for at least ten years. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets and the discount rates used to measure pension liabilities. Pension trust asset performance for both our accounting and ERISA funding calculations is determined using the market value of plan assets at the end of each year.
Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is most appropriate in our specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.
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
As of April 3, 2022, our Sheffield, U.K. operations were classified as held for sale, and the terms of sale resulted in indicators of impairment in the long-lived assets of this disposal group. A $22.3 million long-lived asset impairment charge was recorded in the first quarter of fiscal year 2022, reported as part of the $112.2 million loss on sale of this business for the fiscal year ended January 1, 2023. This long-lived asset impairment charge was determined using the held for sale framework and represents Level 1 information in the fair value hierarchy.
Goodwill is reviewed annually in the fourth quarter of each fiscal year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At December 29, 2024, the Company had $227.2 million of goodwill on its consolidated balance sheet, all of which relates to the HPMC segment.
For our annual goodwill impairment evaluation performed in the fourth quarter of fiscal year 2024, quantitative goodwill assessments were performed for the two HPMC reporting units with goodwill. Fair values were determined by using a quantitative assessment that includes discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any, which represents Level 3 unobservable information in the fair value hierarchy. These impairment assessments and valuation methods require us to make estimates and assumptions regarding revenue growth, changes in working capital and capital expenditures, selling prices and profitability that drive cash flows, and the WACC. Many of these assumptions are determined by reference to market participants we have identified. For example, our WACC used in our discounted cash flow assessments was 11.0% and long-term growth rates ranged from 3% to 3.5%. The estimated effect of a 0.50% change in the WACC would result in a 7% change in the fair value of the Forged Products reporting unit. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
The $227.2 million of goodwill remaining as of December 29, 2024 on our consolidated balance sheet is comprised of $161.2 million at the Forged Products reporting unit and $66.0 million at the Specialty Materials reporting unit. For our annual goodwill impairment evaluation performed in the fourth quarter of fiscal year 2024, the Specialty Materials reporting unit had a fair value that was significantly in excess of carrying value. The Forged Products reporting unit had a fair value that exceeded carrying value by approximately 95% for the fiscal year 2024 annual assessment, which increased compared to the annual evaluation for fiscal year 2023. As a result, no impairments were determined to exist from the annual goodwill impairment evaluation for the fiscal years ended December 29, 2024, December 31, 2023 or January 1, 2023. In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. In addition, no indicators of impairment were observed in fiscal years 2024 or 2023 associated with any of our long-lived assets.
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

At the end of fiscal year 2023, ATI’s U.S. operations exited a three-year cumulative loss position, which previously limited the ability to utilize future projections as verifiable sources of income when analyzing the need for a valuation allowance. As part of the exit, we concluded it was appropriate to consider future projections as a source of income when analyzing the need for a valuation allowance. With the utilization of projections, we determined that valuation allowances on net deferred tax asset balances for federal and certain state jurisdictions are no longer required. Certain individual tax attributes still require a valuation allowance based on expected utilization. We updated our projections at the end of fiscal year 2024 and determined a deferred tax asset valuation allowance of $57.7 million was still needed. In addition, we have $23.3 million of valuation allowances on amounts recorded in other comprehensive loss on the consolidated balance sheet as of December 29, 2024. Results for fiscal years 2023 and 2022 include impacts from income taxes that differ from applicable standard tax rates, primarily related to income tax valuation allowances on the current year income along with the release of the valuation allowance in fiscal year 2023.
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
Under U.S. generally accepted accounting principles, amounts recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income or expense in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third-party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our weighted average expected long-term return on pension plan investments was 5.80% in fiscal year 2024. The expected long-term rate of return on pension plan investments for fiscal year 2025 will be 5.80%. We apply the assumed rate of return to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. The actual returns on pension plan assets for the last five fiscal years have been (2.7)% for 2024, 2.0% for 2023, (14.5)% for 2022, 12.4% for 2021, and 15.2% for 2020. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% would result in additional pre-tax annual income, or expense, of approximately $1 million. The cumulative difference between the expected return and the actual return on plan assets is immediately recognized in earnings through net periodic pension benefit cost within nonoperating retirement benefit expense on the consolidated statements of operations when pension plans are remeasured annually in the fourth quarter or on an interim basis as triggering events require remeasurement. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the U.S. Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of our fiscal year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment, we established a discount rate of 5.85% for valuing the pension liabilities as of December 29, 2024, and for determining the pension expense for fiscal year 2025. We had assumed a discount rate of 5.60% at the end of fiscal year 2023, and initially assumed a discount rate of 5.55% at the end of fiscal year 2022, which changed to 6.40% upon the remeasurement as of October 17, 2023, following the large annuity buyout of retirees. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate or increase pension liabilities in the case of a decrease in the discount rate, by approximately $20 million. Such a change in the discount rate would have an insignificant impact to pension expense. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are immediately recognized in earnings through net periodic pension benefit cost within nonoperating retirement benefit expense on the consolidated statements of operations when pension plans are remeasured annually in the fourth quarter or on an interim basis as triggering events require remeasurement. This immediate recognition is in accordance with the accounting standards and is the Company’s accounting policy as discussed in Note 1 to the Consolidated Financial Statements.
With respect to our postretirement plans, under most of the plans, our contributions towards retiree medical premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each fiscal year, is developed based upon rates of return on high quality, fixed-income investments. At the end of fiscal year 2024, we determined the rate to be 5.60%, compared to a 5.40% discount rate in fiscal year 2023, and a 5.45% discount rate in fiscal year 2022. The estimated effect of changing the discount rate by 0.50% would decrease postretirement obligations in the case of an increase in the discount rate or increase postretirement obligations in the case of a decrease in the discount rate, by approximately $6 million. Such a change in the discount rate would have an insignificant impact to postretirement benefit expense. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 6.6% in 2025 and is assumed to gradually decrease to 4.0% in the year 2048 and remain level thereafter. Assumed health care cost trend rates can have a significant effect on the benefit obligation for health care plans, however, the Company’s contributions for most of its retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. ATI previously maintained a $50 million floating-for-fixed interest rate swap which converted a portion of the ABL Term Loan to a 4.21% fixed rate that matured during the quarter ended June 30, 2024. There are no outstanding derivative interest rate contracts at December 29, 2024.
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
At December 29, 2024, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. At December 29, 2024, we hedged approximately 75% of our annual forecasted domestic requirements for natural gas for fiscal year 2025 and approximately 35% for fiscal year 2026. At December 29, 2024, the net mark-to-market valuation of the outstanding natural gas hedges was an unrealized pre-tax loss of $0.1 million, comprised of $0.8 million in prepaid expenses and other current assets, $0.9 million in other long-term assets, $1.7 million in other current liabilities and $0.1 million in other long-term liabilities on the balance sheet. For the year ended December 29, 2024, the effects of natural gas hedging activity increased cost of sales by $8.0 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in fiscal year 2024 we used approximately 70 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of December 29, 2024, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders, for an aggregate amount of approximately 4 million pounds of nickel with hedge dates through fiscal year 2027. The aggregate notional amount hedged is approximately 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At December 29, 2024, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $4.2 million, comprised of $4.2 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 29, 2024, we had no significant outstanding foreign currency forward contracts.
We may also use derivative instruments that are not designated as hedges to protect our results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and we recognized $2.2 million of expense, net, for settled foreign currency forward contracts that were not designated as hedges during the fiscal year ended December 29, 2024, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of December 29, 2024.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ATI Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ATI Inc. and subsidiaries (the Company) as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, cash flows and statements of changes in consolidated equity for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”.) In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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
At December 29, 2024, the Company had $227.2 million of goodwill on its consolidated balance sheet. As discussed in Note 1 to the consolidated financial statements, goodwill is reviewed annually for impairment, or more frequently if impairment indicators arise. The assessment of goodwill for impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations to its carrying amount, including goodwill. If the Company’s carrying amount of a reporting unit exceeds its fair value, an impairment loss would be measured as the excess of the carrying value over the calculated fair value.

Auditing the Company’s annual goodwill impairment test for the Forged Products reporting unit was complex because the estimation of fair value using the discounted cash flow model involves subjective management assumptions, specifically the weighted-average cost of capital. Changes in this assumption can have a material effect on the determination of fair value.

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
Pittsburgh, Pennsylvania
February 21, 2025

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Sales	$4,362.1	$4,173.7	$3,836.0

Cost of sales	3,463.9	3,371.1	3,121.8
Gross profit	898.2	802.6	714.2
Selling and administrative expenses	342.3	328.1	297.5
Restructuring charges (credits)	4.1	7.7	(4.8)
Loss (gain) on asset sales and sales of businesses, net	(57.1)	0.4	105.4
Operating income	608.9	466.4	316.1
Nonoperating retirement benefit income (expense)	(29.0)	(79.7)	138.4
Interest expense, net	(108.2)	(92.8)	(87.4)
Other income (loss), net	14.4	1.3	(12.5)
Income before income taxes	486.1	295.2	354.6
Income tax provision (benefit)	103.4	(128.2)	15.5
Net income	382.7	423.4	339.1
Less: Net income attributable to noncontrolling interests	14.9	12.6	15.6
Net income attributable to ATI	$367.8	$410.8	$323.5

Basic net income attributable to ATI per common share	$2.82	$3.21	$2.54

Diluted net income attributable to ATI per common share	$2.55	$2.81	$2.23
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Net income	$382.7	$423.4	$339.1
Currency translation adjustment
Unrealized net change arising during the period	(13.0)	1.3	(43.5)
Reclassification adjustment included in net income	—	—	20.0
Total	(13.0)	1.3	(23.5)
Derivatives
Net derivatives gain (loss) on hedge transactions	(5.9)	(28.5)	53.8
Reclassification to net income of net realized loss (gain)	11.0	2.5	(42.8)
Income taxes on derivative transactions	2.0	(6.1)	—
Total	3.1	(19.9)	11.0
Postretirement benefit plans
Actuarial gain/loss
Amortization of net actuarial loss	5.2	6.0	13.2
Net gain (loss) arising during the period	(2.2)	(3.8)	54.7
Prior service cost
Amortization to net income of net prior service credits	(0.5)	(0.6)	(0.5)
Settlement loss included in net income	—	1.1	0.7
Income taxes on postretirement benefit plans	0.5	0.3	—
Total	2.0	2.4	68.1
Other comprehensive income (loss), net of tax	(7.9)	(16.2)	55.6
Comprehensive income	374.8	407.2	394.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	13.3	12.2	(2.7)
Comprehensive income attributable to ATI	$361.5	$395.0	$397.4
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 29, 2024	December 31, 2023
Assets
Cash and cash equivalents	$721.2	$743.9
Accounts receivable, net	709.2	625.0
Short-term contract assets	75.6	59.1
Inventories, net	1,353.0	1,247.5
Prepaid expenses and other current assets	86.0	62.2
Total Current Assets	2,945.0	2,737.7
Property, plant and equipment, net	1,776.9	1,665.9
Goodwill	227.2	227.2
Other assets	281.5	354.3
Total Assets	$5,230.6	$4,985.1
Liabilities and Stockholders’ Equity
Accounts payable	$609.1	$524.8
Short-term contract liabilities	169.4	163.6
Short-term debt and current portion of long-term debt	180.4	31.9
Other current liabilities	249.6	256.8
Total Current Liabilities	1,208.5	977.1
Long-term debt	1,714.9	2,147.7
Accrued postretirement benefits	164.3	175.2
Pension liabilities	37.2	39.7
Other long-term liabilities	150.5	164.9
Total Liabilities	3,275.4	3,504.6
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued- 142,871,688 shares at December 29, 2024 and 132,300,971 shares at December 31, 2023; outstanding-141,387,049 shares at December 29, 2024 and 126,879,099 shares at December 31, 2023	14.3	13.2
Additional paid-in capital	1,943.9	1,697.1
Retained earnings (loss)	64.3	(70.1)
Treasury stock: 1,484,639 shares at December 29, 2024 and 5,421,872 shares at December 31, 2023	(82.6)	(184.0)
Accumulated other comprehensive loss, net of tax	(89.5)	(83.2)
Total ATI Stockholders’ Equity	1,850.4	1,373.0
Noncontrolling Interests	104.8	107.5
Total Stockholders’ Equity	1,955.2	1,480.5
Total Liabilities and Stockholders’ Equity	$5,230.6	$4,985.1
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Operating Activities:
Net income	$382.7	$423.4	$339.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151.5	146.1	142.9
Share-based compensation	34.1	29.1	26.0
Deferred taxes	86.4	(138.2)	(0.1)
Gain from disposal of property, plant and equipment, net	(15.7)	(0.6)	(0.9)
Net loss (gain) from sales of businesses	(52.9)	0.6	112.2
Non-cash impairment charges	—	3.0	—
Change in operating assets and liabilities:
Pension plan contributions	—	(272.0)	(51.3)
Retirement benefits	4.4	53.8	(159.2)
Accounts receivable	(85.0)	(46.1)	(128.5)
Inventories	(118.5)	(51.8)	(190.8)
Accounts payable	87.6	(29.8)	156.1
Accrued income taxes	(0.3)	(4.8)	2.5
Accrued liabilities and other	(67.1)	(26.8)	(23.1)
Cash provided by operating activities	407.2	85.9	224.9
Investing Activities:
Purchases of property, plant and equipment	(239.1)	(200.7)	(130.9)
Proceeds from disposal of property, plant and equipment	27.6	3.8	3.1
Proceeds from sales of businesses, net of transaction costs	48.0	(0.3)	0.3
Other	3.9	4.0	0.8
Cash used in investing activities	(159.6)	(193.2)	(126.7)
Financing Activities:
Borrowings on long-term debt	—	425.0	—
Payments on long-term debt and finance leases	(29.6)	(25.2)	(23.1)
Net payments under credit facilities	(4.9)	(14.0)	(5.6)
Debt issuance costs	—	(6.2)	—
Receipt of convertible note capped call	76.1	—	—
Purchase of treasury stock	(260.0)	(85.2)	(139.9)
Sale to noncontrolling interests	—	—	6.4
Dividends paid to noncontrolling interests	(16.0)	(16.0)	(34.0)
Shares repurchased for income tax withholding on share-based compensation	(26.0)	(11.2)	(5.7)
Cash provided by (used in) financing activities	(260.4)	267.2	(201.9)
Effect of exchange rate changes on cash and cash equivalents	(7.6)	—	—
Less: Cash held for sale	(2.3)	—	—
Increase (decrease) in cash and cash equivalents	(22.7)	159.9	(103.7)
Cash and cash equivalents at beginning of year	743.9	584.0	687.7
Cash and cash equivalents at end of year	$721.2	$743.9	$584.0
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in consolidated balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity

	ATI Stockholders
(In millions)	Common Stock	Additional Paid-In Capital	Retained Earnings (Loss)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, January 2, 2022	$12.7	$1,596.7	$(777.7)	$(4.8)	$(141.3)	$147.1	$832.7
Net income	—	—	323.5	—	—	15.6	339.1
Other comprehensive income (loss)	—	—	—	—	73.9	(18.3)	55.6
Purchase of treasury stock	—	—	—	(139.9)	—	—	(139.9)
Conversion of convertible notes	0.3	45.4	(26.7)	63.5	—	—	82.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(34.0)	(34.0)
Sales of subsidiary shares to noncontrolling interest	—	—	—	—	—	0.9	0.9
Employee stock plans	0.1	26.0	—	(5.8)	—	—	20.3
Balance, January 1, 2023	$13.1	$1,668.1	$(480.9)	$(87.0)	$(67.4)	$111.3	$1,157.2
Net income	—	—	410.8	—	—	12.6	423.4
Other comprehensive loss	—	—	—	—	(15.8)	(0.4)	(16.2)
Purchase of treasury stock	—	—	—	(85.8)	—	—	(85.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Employee stock plans	0.1	29.0	—	(11.2)	—	—	17.9
Balance, December 31, 2023	$13.2	$1,697.1	$(70.1)	$(184.0)	$(83.2)	$107.5	$1,480.5
Net income	—	—	367.8	—	—	14.9	382.7
Other comprehensive loss	—	—	—	—	(6.3)	(1.6)	(7.9)
Conversion of convertible notes	0.9	140.1	(233.9)	384.6	—	—	291.7
Convertible note capped call	—	76.1	—	—	—	—	76.1
Purchase of treasury stock	—	—	—	(260.0)	—	—	(260.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	(16.0)	(16.0)
Employee stock plans	0.2	30.6	0.5	(23.2)	—	—	8.1
Balance, December 29, 2024	$14.3	$1,943.9	$64.3	$(82.6)	$(89.5)	$104.8	$1,955.2
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

Fiscal Year
The Company follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years in this Annual Report on Form 10-K relate to fiscal years, rather than calendar years. Fiscal years 2024, 2023 and 2022 ended on December 29, 2024, December 31, 2023 and January 1, 2023, respectively. All fiscal years presented include 52 weeks of operations.

Risks and Uncertainties and Use of Estimates
The preparation of consolidated financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.
The Company markets its products to a diverse customer base, principally throughout the U.S. No single customer accounted for more than 10% of sales for any year presented. The core end markets for ATI’s products are customers in the aerospace & defense, specialty energy, electronics, and medical markets.
At December 29, 2024, ATI has approximately 7,700 active employees, of which approximately 15% are located outside the U.S. Approximately 35% of ATI’s workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union (USW). The Company is currently renegotiating the CBAs, which expire on February 28, 2025, that cover approximately 1,100 USW-represented full-time employees within our Advanced Alloys & Solutions operations. There can be no assurance that the Company will successfully conclude these renegotiations to replace the expiring CBA.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments that are readily convertible to cash with original maturities of three months or less.
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $15.0 million and $3.2 million at December 29, 2024 and December 31, 2023, respectively. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to perform its obligations. The Company determines a reserve for doubtful accounts based on an aging of accounts receivable and reviews of specific accounts identified as collection risks, as well as expected credit losses. Amounts are written-off against the reserve in the period it is determined that the receivable is uncollectible.

Inventories
Inventories are stated at the lower of cost or net realizable value with the cost of inventories determined using either first in, first out (FIFO) or average cost methods. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. The term net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.
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
Long-Lived Assets
Property, plant and equipment are recorded at cost, including capitalized interest, and include long-lived assets acquired under finance leases. Depreciation is primarily recorded using the straight-line method. The Company periodically reviews estimates of useful life and production capacity assigned to new and in-service assets. Significant enhancements, including major maintenance activities that extend the lives of property and equipment, are capitalized. Costs related to repairs and maintenance are charged to expense in the period incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.
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
Leases
The Company classifies leases as either operating or financing and records a right-of-use (ROU) asset and a lease liability on the consolidated balance sheets as further discussed below. The lease liability is equal to the present value of the minimum lease payments for the term of the lease, including any optional renewal periods determined to be reasonably certain to be exercised, using the discount rate determined at lease commencement. This discount rate is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate (IBR) for the expected lease term is used. The Company’s IBRs approximate the rate the Company would have to pay to borrow on a collateralized basis over a similar term at lease inception. The ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial direct costs incurred by the lessee, less any unamortized lease incentives received. The Company has elected to not separate lease components from non-lease components for all asset classes, and has made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less.
ROU assets for operating leases are classified in other long-term assets, and ROU assets for finance leases are classified in property, plant and equipment on the consolidated balance sheet. For operating leases, short-term lease liabilities are classified in other current liabilities, and long-term lease liabilities are classified in other long-term liabilities on the consolidated balance sheet. For finance leases, short-term lease liabilities are classified in short-term debt, and long-term lease liabilities are classified in long-term debt on the consolidated balance sheet. On the cash flow statement, payments for operating leases are classified as operating activities. Payments for finance leases are classified as a financing activity, except for the interest component of the payment which is classified as an operating activity.
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
Generally accepted accounting principles provide the option to qualitatively assess goodwill for impairment before completing a quantitative assessment. Under the qualitative approach, if, after assessing the totality of events or circumstances, including both macroeconomic, industry and market factors, and entity-specific factors, the Company determines it is likely (more likely than not) that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment analysis is not required. The quantitative assessment may be performed each year for a reporting unit at the Company’s option without first performing a qualitative assessment. The Company’s quantitative assessment of goodwill for possible impairment includes estimating the fair value of a reporting unit which has goodwill associated with its operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These impairment assessments and valuation methods require the Company to make estimates and assumptions regarding revenue growth, changes in working capital and capital expenditures, selling prices and profitability that drive cash flows, and the weighted average cost of capital. Many of these assumptions are determined by reference to market participants identified by the Company. Although management believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
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
Foreign Currencies
Assets and liabilities of international operations are translated into U.S. dollars using fiscal year-end exchange rates, while revenues and expenses are translated at average exchange rates during the period. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses for transactions denominated in foreign currencies are reported in costs of sales or general and administrative expenses in the consolidated statement of operations based on the underlying nature of the transaction.

Sales Recognition
The Company’s contracts with customers are comprised of purchase orders, and for larger customers long-term agreements (LTAs). LTAs typically extend multiple years and are utilized by the Company and certain of its customers for its specialty materials, in the form of mill products, powders, parts and components, to reduce supply uncertainty. While LTAs generally define commercial terms including pricing, termination clauses and other contractual requirements, the Company has determined that the contract with a customer is established when the customer purchase order is accepted or acknowledged.
Contracts (purchase orders) with customers typically relate to the manufacturing of products, which are defined on a line by line basis, and each distinct good represents a single performance obligation that is satisfied at a point in time when control of the product passes to the customer. For most transactions, control passes at the time of shipment in accordance with agreed upon delivery terms. On occasion, shipping and handling charges occur after the customer obtains control of the good. When this occurs, the shipping and handling services are considered activities to fulfill the promise to transfer the good. Sales for conversion services that transform customer-owned inventory to a different dimension, product form, and/or changed mechanical properties are recognized when the service is completed.
Pricing for the Company’s products is also defined in the customer purchase order or LTA on a line item basis and, in some cases, includes variable consideration. Variable consideration is when the selling price of the good is not known or is subject to adjustment under certain conditions. Types of variable consideration may include volume discounts, customer rebates and surcharges. ATI also provides assurances that goods or services will meet the product specifications contained within the acknowledged customer contract. As such, returns and refunds reserves are estimated based upon past product line history or, at certain locations, on a claim by claim basis.
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
Contract assets are recognized when ATI’s conditional right to consideration for goods or services have transferred to the customer. A conditional right indicates that additional performance obligations associated with the contract are yet to be satisfied. Contract assets are assessed separately for impairment purposes. When ATI’s right to consideration from the customer is unconditional, this asset is accounted for as a receivable and presented separately from contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. Performance obligations that are recognized as revenue at a point-in-time and are billed to the customer are recognized as accounts receivable. Payment terms vary from customer to customer depending upon credit worthiness, prior payment history and other credit considerations.
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
Research and Development
Research, development and technical service activities are closely interrelated and directed toward development of new products, improvement of existing products, quality assurance, development of new manufacturing methods, improvement of existing manufacturing methods, and reducing the Company’s manufacturing costs. Research and development costs are expensed as incurred. Company funded research and development costs were $19.6 million in fiscal year 2024, $20.7 million in fiscal year 2023, and $16.3 million in fiscal year 2022. Customer funded research and development costs were $2.5 million in fiscal year 2024, $1.4 million in fiscal year 2023, and $1.4 million in fiscal year 2022.

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
ATI is a party to various U.S. states’ economic development incentive programs that provide economic benefits in the forms of property tax relief or cash payments to offset capital expenditures. These programs generally include requirements for levels of capital spending and/or employment to qualify for the government assistance. For the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, these state-level programs reduced selling, general and administrative expenses by $1.7 million, $1.4 million, $1.6 million, respectively, and cash receipts were $2.5 million, $3.4 million and $2.8 million, respectively. Receivables for ongoing programs are $1.2 million as of both December 29, 2024 and December 31, 2023.

Defined Benefit Pension and Postretirement Plans
The remeasurement of projected benefit obligation and plan assets for defined benefit pension plans are immediately recognized in earnings through net periodic pension benefit cost within nonoperating retirement benefit expense on the consolidated statements of operations, with pension plans to be remeasured annually in the fourth quarter or on an interim basis as triggering events require remeasurement. For the remeasurement of projected benefit obligation and plan assets for defined benefit postretirement plans, the Company defers the recognition of these gains and losses in accumulated other comprehensive loss on the consolidated balance sheet, and the accumulated actuarial gains/losses are then amortized into net periodic benefit costs within nonoperating retirement benefit expense on the consolidated statements of operations over the average expected remaining life of plan participants.

Stock-based Compensation
The Company accounts for stock-based compensation transactions, such as nonvested restricted stock or stock units and performance equity awards, using fair value. Compensation expense for an award is estimated at the date of grant and is recognized over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized on awards which vest based solely on the attainment of market conditions, such as total shareholder return measures, is not adjusted based on the award attainment status at the end of the measurement period. Compensation expense is adjusted for estimated forfeitures over the award measurement period.
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
New Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to disclosures about supplier finance programs. Supplier finance programs allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid. This new guidance requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude, using both qualitative and quantitative information about its supplier finance programs. This new guidance, with the exception of annual disclosures on rollforward information, was effective for the Company in fiscal year 2023, and the Company adopted this new accounting guidance effective January 2, 2023. The annual rollforward information disclosures were effective for the Company in fiscal year 2024, and the Company adopted this new accounting guidance effective January 1, 2024. The adoption of these changes did not have an impact on the Company’s consolidated financial statements other than disclosure requirements which are included in Note 9.
In November 2023, the FASB issued new accounting guidance related to segment reporting disclosures. This guidance requires additional disclosures on an annual and interim basis of segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and the presentation and composition of other segment items, which is the difference between segment revenue less segment expenses and the measure of segment profit or loss. The guidance also requires that all current segment disclosures required on an annual basis be provided on an interim basis and requires disclosure of the title and position of the CODM and how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. This guidance does not change how an entity identifies its reportable segments. The Company adopted this new guidance for annual disclosures for fiscal year 2024 and will adopt it for interim disclosures in fiscal year 2025. The adoption of these changes did not have an impact on the Company’s consolidated financial statements other than disclosure requirements which are included in Note 18.
Pending Accounting Pronouncements
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

In November 2024, the FASB issued new accounting guidance related to expense disaggregation disclosures. This guidance requires entities to disclose specified information about certain costs and expenses including (1) the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements, (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This new guidance for annual disclosures will be effective for the Company for fiscal year 2027 and for interim disclosures will be effective for the Company for fiscal year 2028. The guidance can be applied prospectively or retrospectively and early adoption is permitted. The Company does not expect to early adopt this guidance and does not expect these changes to have an impact on the Company’s consolidated financial statements other than disclosure requirements.
Note 2. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets, and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 is as follows:

	Fiscal Year
(in millions)	2024			2023			2022
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet-Engines- Commercial	$1,365.4	$92.4	$1,457.8	$1,255.3	$78.2	$1,333.5	$975.7	$87.8	$1,063.5
Airframes- Commercial	369.7	403.2	772.9	350.6	388.8	739.4	184.1	284.8	468.9
Defense	224.8	265.4	490.2	181.0	220.9	401.9	158.2	183.0	341.2
Total Aerospace & Defense	$1,959.9	$761.0	$2,720.9	$1,786.9	$687.9	$2,474.8	$1,318.0	$555.6	$1,873.6

Specialty Energy	96.8	187.8	284.6	93.9	179.3	273.2	113.6	163.0	276.6
Medical	115.5	109.4	224.9	102.6	74.3	176.9	73.2	89.9	163.1
Electronics	3.0	191.3	194.3	3.1	156.8	159.9	2.4	197.6	200.0
Other Core Markets	215.3	488.5	703.8	199.6	410.4	610.0	189.2	450.5	639.7

Core End Markets	2,175.2	1,249.5	3,424.7	1,986.5	1,098.3	3,084.8	1,507.2	1,006.1	2,513.3

Conventional Energy	9.8	292.2	302.0	10.6	404.0	414.6	35.0	441.7	476.7
Automotive	15.2	244.2	259.4	24.6	186.1	210.7	11.2	290.9	302.1
Construction/Mining	26.3	132.2	158.5	35.0	127.9	162.9	34.1	142.3	176.4
Other	52.0	165.5	217.5	63.5	237.2	300.7	53.7	313.8	367.5
Industrial Markets	$103.3	$834.1	$937.4	$133.7	$955.2	$1,088.9	$134.0	$1,188.7	$1,322.7

Total	$2,278.5	$2,083.6	$4,362.1	$2,120.2	$2,053.5	$4,173.7	$1,641.2	$2,194.8	$3,836.0

	Fiscal Year
(in millions)	2024			2023			2022
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$1,134.0	$1,391.2	$2,525.2	$915.3	$1,335.5	$2,250.8	$742.9	$1,475.7	$2,218.6
China	57.6	242.0	299.6	70.1	263.2	333.3	59.8	292.0	351.8
Germany	202.5	57.2	259.7	204.2	38.8	243.0	148.4	52.5	200.9
United Kingdom	217.0	40.9	257.9	224.8	34.3	259.1	165.7	52.0	217.7
France	186.9	40.6	227.5	172.4	47.0	219.4	125.7	31.5	157.2
Canada	60.9	55.3	116.2	64.9	46.1	111.0	46.2	41.2	87.4
Rest of World	419.6	256.4	676.0	468.5	288.6	757.1	352.5	249.9	602.4
Total	$2,278.5	$2,083.6	$4,362.1	$2,120.2	$2,053.5	$4,173.7	$1,641.2	$2,194.8	$3,836.0

Comparative information of the Company’s major products based on their percentages of sales is included in the following table. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Fiscal Year
	2024			2023			2022
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products:
Nickel-based alloys and specialty alloys	41%	49%	45%	44%	54%	49%	49%	54%	52%
Precision forgings, castings and components	36%	—%	20%	33%	—%	17%	34%	—%	15%
Titanium and titanium-based alloys	23%	13%	18%	22%	12%	17%	17%	7%	11%
Zirconium and related alloys	—%	19%	9%	—%	15%	7%	—%	14%	8%
Precision rolled strip	—%	19%	8%	1%	19%	10%	—%	25%	14%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company maintains a backlog of confirmed orders totaling $3.9 billion, $3.8 billion and $2.9 billion at December 29, 2024, December 31, 2023 and January 1, 2023, respectively. Due to the structure of the Company’s LTAs, 70% of this backlog at December 29, 2024 represented booked orders with performance obligations that will be satisfied within the next twelve months. The backlog does not reflect any elements of variable consideration.
Accounts Receivable
As of December 29, 2024 and December 31, 2023, accounts receivable with customers were $724.2 million and $628.2 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts
Balance as of January 2, 2022	$3.8
Expense to increase the reserve	4.6
Write-off of uncollectible accounts	(0.7)
Balance as of January 1, 2023	7.7
Expense to increase the reserve	0.1
Write-off of uncollectible accounts	(4.6)
Balance as of December 31, 2023	3.2
Expense to increase the reserve	12.3
Write-off of uncollectible accounts	(0.5)
Balance as of December 29, 2024	$15.0

Contract balances
The following represents the rollforward of contract assets and liabilities for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023:

(in millions)
Contract Assets
	Fiscal Year
Short-term	2024	2023	2022
Balance as of beginning of fiscal year	$59.1	$64.1	$53.9
Recognized in current year	88.9	84.1	105.0
Reclassified to accounts receivable	(72.4)	(89.5)	(88.0)
Reclassification to/from contract liability	—	0.4	(6.8)
Balance as of period end	$75.6	$59.1	$64.1

(in millions)
Contract Liabilities
	Fiscal Year
Short-term	2024	2023	2022
Balance as of beginning of fiscal year	$163.6	$149.1	$116.2
Recognized in current year	133.6	133.4	183.1
Amounts in beginning balance reclassified to revenue	(88.2)	(107.9)	(99.8)
Current year amounts reclassified to revenue	(56.3)	(40.9)	(72.3)
Other	—	(0.7)	0.7
Reclassification to/from long-term and contract asset	16.7	30.6	21.2
Balance as of period end	$169.4	$163.6	$149.1

	Fiscal Year
Long-term (a)	2024	2023	2022
Balance as of beginning of fiscal year	$39.4	$66.8	$84.4
Recognized in current year	22.6	2.8	10.4
Reclassification to/from short-term	(16.7)	(30.2)	(28.0)
Balance as of period end	$45.3	$39.4	$66.8
(a) Long-term contract liabilities are included in Other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $12.0 million and $8.1 million as of December 29, 2024 and December 31, 2023, respectively, which are reported in other long-term assets on the consolidated balance sheets. Amortization expense for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 of these contract costs was $1.1 million, $1.2 million, and $1.0 million, respectively.
Note 3. Inventories
Inventories at December 29, 2024 and December 31, 2023 were as follows (in millions):

	Fiscal Year
	2024	2023
Raw materials and supplies	$206.4	$234.9
Work-in-process	1,144.1	973.6
Finished goods	71.0	114.5
	1,421.5	1,323.0
Inventory valuation reserves	(68.5)	(75.5)
Total inventories, net	$1,353.0	$1,247.5

Note 4. Property, Plant and Equipment
Property, plant and equipment at December 29, 2024 and December 31, 2023 was as follows:

	Fiscal Year
(In millions)	2024	2023
Land	$30.8	$32.3
Buildings	735.2	692.7
Equipment and leasehold improvements	3,145.3	3,024.3
	3,911.3	3,749.3
Accumulated depreciation and amortization	(2,134.4)	(2,083.4)
Total property, plant and equipment, net	$1,776.9	$1,665.9

Construction in progress at December 29, 2024 and December 31, 2023 was $262.5 million and $305.9 million, respectively. Capital expenditures on the consolidated statements of cash flows for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 exclude $36.2 million, $41.9 million, and $38.3 million, respectively, of incurred but unpaid capital expenditures that were included in property, plant and equipment and accrued at December 29, 2024, December 31, 2023, and January 1, 2023, respectively. Depreciation and amortization for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 was as follows:

	Fiscal Year
(In millions)	2024	2023	2022
Depreciation of property, plant and equipment	$118.8	$117.4	$115.4
Software and other amortization	32.7	28.7	27.5
Total depreciation and amortization	$151.5	$146.1	$142.9
Note 5. Goodwill and Other Intangible Assets
At December 29, 2024 and December 31, 2023, the Company had $227.2 million of goodwill on its consolidated balance sheet, all of which relates to the HPMC segment.
The Company performs its annual goodwill impairment evaluations in the fourth quarter of each fiscal year. The $227.2 million of goodwill as of December 29, 2024 on the Company’s consolidated balance sheet is comprised of $161.2 million at the Forged Products reporting unit and $66.0 million at the Specialty Materials reporting unit. For the Company’s annual goodwill impairment evaluation in fiscal year 2024, quantitative goodwill assessments were performed for these two HPMC reporting units with goodwill. This quantitative fair value assessment includes discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any, which represents Level 3 unobservable information in the fair value hierarchy. These impairment assessments and valuation methods require the Company to make estimates and assumptions regarding revenue growth, changes in working capital and capital expenditures, selling prices and profitability that drive cash flows, and the weighted average cost of capital. Many of these assumptions are determined by reference to market participants the Company has identified. For example, the weighted average cost of capital used in the discounted cash flow assessment was 11.0% and the long-term growth rates ranged from 3% to 3.5%. In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Specialty Materials reporting unit had a fair value that was significantly in excess of carrying value. The Forged Products reporting unit had a fair value that exceeded carrying value by approximately 95% for the fiscal year 2024 annual assessment, which increased compared to the annual evaluation for fiscal year 2023. No impairments were determined to exist from the annual goodwill impairment evaluation for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023.
No indicators of impairment were observed in fiscal years 2024, 2023 and 2022 associated with any of the Company’s long-lived assets. Accumulated goodwill impairment losses as of December 29, 2024, December 31, 2023 and January 1, 2023 were $528.0 million.

Other intangible assets, which are included in Other assets on the accompanying consolidated balance sheets as of December 29, 2024 and December 31, 2023 were as follows:

	December 29, 2024		December 31, 2023
(in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Technology	$61.2	$(41.8)	$61.2	$(38.6)
Customer relationships	24.8	(13.5)	24.8	(12.6)
Trademarks	48.8	(35.8)	48.8	(32.5)
Total amortizable intangible assets	$134.8	$(91.1)	$134.8	$(83.7)
Amortization expense related to intangible assets was approximately $7 million for each of the fiscal years ended December 29, 2024 and December 31, 2023 and $8 million for the fiscal year ended January 1, 2023. Annual amortization expense is expected to be approximately $7 million for each of the fiscal years 2025 through 2028 and $4 million in fiscal year 2029.
Note 6. Divestitures
During the fourth quarter of 2024, the Company completed the sale of its precision rolled strip operations in New Bedford, MA, which was part of the Specialty-Rolled Products business in the AA&S segment, and Remscheid, Germany, which was part of our European business in the HPMC segment. A $52.9 million gain on sale of these operations is reported in gain on asset sales and sales of businesses, net, on the consolidated statement of operations for fiscal year 2024, and is excluded from segment results. The Company received proceeds, net of transaction costs, of $48.0 million in fiscal year 2024, which is reported as an investing activity on the consolidated statement of cash flows. In fiscal year 2023, these operations had external sales of approximately $100 million and income before tax of approximately $6 million.
Also during 2024, the Company approved plans to divest of other certain immaterial, non-core operations from the HPMC segment. These non-core operations, which are classified as held for sale as of December 29, 2024, do not meet the criteria to be classified as discontinued operations in the consolidated financial statements. The following are the assets and liabilities classified as held for sale that are reported as prepaid expenses and other current assets, other long-term assets, other current liabilities, and other long-term liabilities on the consolidated balance sheet as of December 29, 2024.

(in millions)	December 29, 2024
Assets
Cash	$2.3
Accounts receivable, net	1.2
Inventories, net	3.6
Prepaid expenses and other current assets	0.7
Total current assets	7.8
Property, plant and equipment, net	0.2
Other assets	0.4
Total long-term assets	0.6
Total Assets	8.4

Liabilities
Other current liabilities	1.2
Total current liabilities	1.2
Other long-term liabilities	0.4
Total Liabilities	1.6

Net assets held for sale	$6.8

On May 12, 2022, the Company completed the sale of its Sheffield, United Kingdom (U.K.) operations, which included facilities for melting and re-melting, machining and bar mill operations, and was part of the Specialty Materials business in the HPMC segment. A $112.2 million loss on sale of the Sheffield operations is reported in loss on asset sales and sales of businesses, net, on the consolidated statement of operations for fiscal year 2022, and is excluded from HPMC segment results. The loss includes $26.8 million related to the U.K. defined benefit pension plan, of which $26.1 million was reported as a net pension asset but which was in a deficit funding position for U.K. statutory reporting purposes, and $0.7 million in accumulated other comprehensive loss on the consolidated ATI balance sheet. The loss also includes $20.0 million of cumulative translation adjustment foreign exchange losses since ATI’s acquisition of these operations in 1998. The Company received proceeds, net of transaction costs, of $0.3 million in fiscal year 2022, which is reported as an investing activity on the consolidated statement of cash flows.
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
Majority-Owned Joint Ventures
STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment, and manufactures Precision Rolled Strip® (PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of December 29, 2024 were $100.9 million.
Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology; however, there is no active development at this time. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners, and in the first quarter of fiscal year 2022 the Company received $0.9 million from sales of noncontrolling interests to its joint venture partner, which is reported as a financing activity on the consolidated statements of cash flows. Cash and cash equivalents held by this joint venture as of December 29, 2024 were $1.0 million.
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
In late March 2018, ATI filed for an exclusion from the Section 232 tariffs on behalf of A&T Stainless, which imported semi- finished stainless slab products from Indonesia. In April 2019, the Company learned that this exclusion request was denied by the U.S. Department of Commerce. ATI filed new requests on behalf of A&T Stainless for exclusion from the Section 232 tariffs in October 2019. These requests were denied by the U.S. Department of Commerce in the second quarter of fiscal year

2020, and the 25% tariff remained in place. Due to repeated tariff exclusion denials, the DRAP facility was idled in an orderly shut down process that was completed in fiscal year 2020. ATI’s share of the A&T Stainless results were losses of $1.0 million and $1.8 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively, and were income of $9.1 million for the fiscal year ended January 1, 2023, which are included within other income/expense, net, on the consolidated statements of operations. In April 2022, ATI and A&T Stainless entered into a settlement agreement with the U.S. pursuant to which the U.S., without admitting liability, agreed to refund a substantial portion of the Section 232 tariffs previously paid by A&T Stainless. As a result of the settlement agreement, A&T Stainless recorded tariff refunds and accrued interest of approximately $19.7 million, which was recognized as income by the joint venture in fiscal year 2022. ATI’s share of the A&T Stainless results for the fiscal year ended January 1, 2023 included ATI’s $9.9 million share of this tariff refund and accrued interest. AA&S segment results in fiscal years 2024 and 2023 include equity method recognition of A&T Stainless operating losses of $1.0 million and $1.8 million, respectively, and in fiscal year 2022 include equity method recognition of A&T Stainless operating income of $8.2 million. In fiscal year 2022, A&T Stainless reversed $1.8 million of previously-recognized charges for contractual termination benefits as a result of revised estimates and ATI’s share of this credit for termination benefits in fiscal year 2022 was excluded from AA&S segment results.

As of December 29, 2024 and December 31, 2023, ATI had net receivables from A&T Stainless for working capital advances and administrative services of $0.6 million and $1.5 million, respectively.
Uniti:
ATI had a 50% interest in the industrial titanium joint venture known as Uniti LLC (Uniti), with the remaining 50% interest held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. On March 9, 2022, the Company announced the termination of Uniti. No impairments were recorded as a result of the decision to terminate the Uniti joint venture. The Company received its final distribution in the first quarter of 2024 as a result of the termination, and formal dissolution occurred in the fourth quarter of 2024. Uniti was accounted for under the equity method of accounting. ATI’s share of Uniti’s income was $0.2 million in fiscal year 2023 and $4.4 million in fiscal year 2022, which were included in AA&S segment’s operating results, and within other income/expense, net, on the consolidated statements of operations. Sales to Uniti, which are included in ATI’s consolidated statements of operations, were $4.9 million in fiscal year 2023 and $45.0 million in fiscal year 2022.
Note 8. Asset Retirement Obligations
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (AROs) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 29, 2024, the Company had recognized AROs of $7.9 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
Changes in asset retirement obligations for the years ended December 29, 2024 and December 31, 2023 were as follows:

	Fiscal Year
(In millions)	2024	2023
Balance at beginning of fiscal year	$18.3	$17.8
Accretion expense	0.5	0.7
Revision of estimates	(0.7)	—
Divestitures	(10.0)	—
Payments	(0.2)	(0.2)
Balance at end of fiscal year	$7.9	$18.3
During fiscal year 2024, the Company de-recognized $10.0 million of AROs in connection with the sale of its precision rolled strip operations (see Note 6 for further explanation).

Note 9. Supplemental Financial Statement Information
Cash and cash equivalents at December 29, 2024 and December 31, 2023 were as follows:

	Fiscal Year
(In millions)	2024	2023
Cash	$391.5	$329.8
Other short-term investments	329.7	414.1
Total cash and cash equivalents	$721.2	$743.9
Other current liabilities included salaries, wages and other employee-related liabilities of $113.6 million and $102.3 million at December 29, 2024 and December 31, 2023, respectively, and accrued interest of $23.9 million and $23.7 million at December 29, 2024 and December 31, 2023, respectively.
Other income (expense) for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 was as follows:

	Fiscal Year
(in millions)	2024	2023	2022
Rent, royalty income and other income	$3.8	$2.6	$2.3
Gains from disposal of property, plant and equipment, net	11.6	0.3	0.2
Net equity income (loss) on joint ventures (See Note 7)	(1.0)	(1.6)	12.6
Joint venture restructuring credit (See Note 7)	—	—	0.9
Litigation settlement (See Note 21)	—	—	(28.5)
Total other income (expense), net	$14.4	$1.3	$(12.5)
Gains from disposal of property, plant and equipment, net for the fiscal year ended December 29, 2024 include an $11.6 million gain on the sale of certain oil and gas rights. These cash gains are reported as an investing activity on the consolidated statement of cash flow for the fiscal year ended December 29, 2024.

Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a pre-determined discount rate commensurate with the creditworthiness of ATI. As of December 29, 2024 and December 31, 2023, the Company had $34.8 million and $15.6 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs. The following represents the rollforward of the Company’s obligations under such programs for the fiscal year ended December 29, 2024:

(in millions)	Fiscal Year
2024
Balance as of beginning of fiscal year	$15.6
New obligations confirmed	282.8
Obligations paid	(263.6)
Balance as of period end	$34.8

Sale of Receivables Program
During the fourth quarter of 2024, the Company entered into an accounts receivables purchase agreement (Receivables Purchase Agreement) with a third-party financial institution to periodically sell certain accounts receivables at a discount. These accounts receivable sales are accounted for as a sale of assets under ASC 860, Transfers and Servicing, as the Company’s continuing involvement is limited to servicing the accounts receivable, collecting the payments for the underlying accounts receivables and remitting such collections to the financial institution. The financial institution is responsible for any credit risk associated with the sold accounts receivables. The Company receives the purchase price, equal to the accounts receivable less the discount, at the time of the sale.

The Company sold $13.5 million of its receivables under this program during the fiscal year ended December 29, 2024, resulting in de-recognition of the receivables from the Company’s consolidated balance sheet. The Company had no amounts collected on behalf of the financial institution under the Receivables Purchase Agreement at December 29, 2024 and the loss on the sales of accounts receivables were not material to the Company. The cash received on these sales of accounts receivable during the fiscal year ended December 29, 2024 is presented in changes in receivables within operating activities in the consolidated statement of cash flows.
Other Customer Receivable Sales
In the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, the Company sold $300 million, $308 million and $133 million, respectively, of certain customers’ accounts receivables through programs established by those customers with third-party financial institutions. These customers have extended payment terms and provide the programs to enable suppliers to receive more timely payments. The Company has no continuing involvement with the receivables sold under these programs, including no servicing requirement. The proceeds from these transactions are presented in changes in receivables within operating activities in the consolidated statement of cash flows. The costs associated with these transactions of $6.0 million, $6.3 million and $1.5 million are reflected in the Company’s consolidated statement of operations for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively.
Note 10. Debt
Debt at December 29, 2024 and December 31, 2023 was as follows:

	Fiscal Year
(In millions)	2024	2023
ATI Inc. 7.25% Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Senior Notes due 2027	350.0	350.0
ATI Inc. 5.125% Senior Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ATI Inc. 3.5% Convertible Senior Notes due 2025	—	291.4
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit agreements	—	5.0
Finance leases and other	109.5	102.8
Debt issuance costs	(14.2)	(19.6)
Total short-term and long-term debt	1,895.3	2,179.6
Short-term debt and current portion of long-term debt	180.4	31.9
Total long-term debt	$1,714.9	$2,147.7
(a)The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.
Interest expense was $124.2 million in fiscal year 2024, $105.8 million in fiscal year 2023, and $92.1 million in fiscal year 2022. Interest expense was reduced by $11.8 million, $13.5 million, and $5.1 million, in fiscal years 2024, 2023, and 2022, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $131.4 million in fiscal year 2024, $114.7 million in fiscal year 2023, and $92.8 million in fiscal year 2022. Net interest expense includes interest income of $16.0 million in fiscal year 2024, $13.0 million in fiscal year 2023, and $4.7 million in fiscal year 2022.

Scheduled principal payments during the next five fiscal years are $180.5 million in 2025, $25.0 million in 2026, $572.2 million in 2027, $16.7 million in 2028, and $335.8 million in 2029. See Note 11, Leases, for the portion of these scheduled principal payments that are related to finance leases.
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
As of December 31, 2023, the fair value of the 2025 Convertible Notes was $864 million based on the quoted market price, which is classified in Level 1 of the fair value hierarchy. The 2025 Convertible Notes had a 3.5% cash coupon rate that was payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate up to the time of conversion was 4.2% for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023. Remaining deferred issuance costs were $2.9 million at December 31, 2023. Interest expense on the 2025 Convertible Notes was as follows:

	Fiscal Year
(in millions)	2024	2023	2022
Contractual coupon rate	$7.2	$10.2	$10.2
Amortization of debt issuance costs	1.3	1.9	1.8
Total interest expense	$8.5	$12.1	$12.0
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

Interest on the 2022 Convertible Notes at the 4.75% cash coupon rate was payable semi-annually in arrears on each January 1 and July 1. Including amortization of deferred issuance costs, the effective interest rate was 5.4% for the fiscal year ended January 1, 2023. Interest expense on the 2022 Convertible Notes was as follows:

Fiscal Year
(in millions)	2022
Contractual coupon rate	$2.0
Amortization of debt issuance costs	0.3
Total interest expense	$2.3
Credit Agreements
The Company has an Asset Based Lending (ABL) credit facility, which is collateralized by the accounts receivable and inventory of the Company’s operations. The ABL credit facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL credit facility, which matures in September 2027, includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (ABL Term Loan), and a swing loan facility of up to $60 million. The ABL Term Loan has an interest rate of 2.0% above adjusted Secured Overnight Financing Rate (SOFR) and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $300 million under the revolving credit facility for the duration of the ABL. The Company previously maintained a $50 million floating-for-fixed interest rate swap which converted a portion of the ABL Term Loan to a 4.21% fixed interest rate that matured in June 2024.

The applicable interest rate for revolving credit borrowings under the ABL credit facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL credit facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding ABL Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of December 29, 2024. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding ABL Term Loan balance. On September 9, 2022, the Company amended and restated the ABL and costs associated with entering into this amendment were $2.4 million, and are being amortized to interest expense over the term of the facility ending September 2027, along with $1.7 million of unamortized deferred costs previously recorded for the ABL.
As of December 29, 2024, there were no outstanding borrowings under the revolving portion of the ABL, and $30.5 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL during fiscal year 2024. There were average revolving credit borrowings of $13 million bearing an average annual interest rate of 6.5% under the ABL during fiscal year 2023. The Company also has foreign credit facilities, primarily in China, that total $70 million based on December 29, 2024 foreign exchange rates, none of which was drawn as of December 29, 2024 and $5.0 million of which was drawn as of December 31, 2023.
The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 29, 2024, the Company had not guaranteed any third-party indebtedness.

Note 11. Leases
The following represents the components of lease cost and other information for both operating and financing leases for the fiscal years 2024, 2023 and 2022:

($ in millions)	Fiscal Year
	2024	2023	2022
Lease Cost
Finance Lease Cost:
Amortization of right of use asset	$14.1	$10.9	$8.9
Interest on lease liabilities	6.3	4.6	4.1
Operating lease cost	17.0	17.6	16.4
Short-term lease cost	6.3	4.5	2.9
Variable lease cost	0.7	1.0	1.0
Sublease income	(1.2)	(0.4)	—
Total lease cost	$43.2	$38.2	$33.3

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$6.1	$4.6	$4.1
Operating cash flows from operating leases	$18.8	$16.8	$17.4
Financing cash flows from finance leases	$29.1	$24.9	$20.9
Right of use assets obtained in exchange for new finance lease liabilities	$31.6	$54.6	$15.3
Right of use assets obtained in exchange for new operating lease liabilities	$12.1	$25.8	$18.0
Weighted average remaining lease term - finance leases	4 years	4 years	4 years
Weighted average remaining lease term - operating leases	7 years	7 years	6 years
Weighted average discount rate - finance leases	6.3%	5.4%	5.6%
Weighted average discount rate - operating leases	7.0%	7.1%	6.8%
The following table reconciles future minimum undiscounted rental commitments for operating leases to the operating lease liabilities recorded on the consolidated balance sheet as of December 29, 2024 (in millions):

Fiscal Year	December 29, 2024
2025	$17.3
2026	15.8
2027	12.6
2028	10.6
2029	8.6
2030 and thereafter	17.4
Total undiscounted lease payments	$82.3
Present value adjustment	(14.0)
Operating lease liabilities	$68.3

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the consolidated balance sheet as of December 29, 2024 (in millions):

Fiscal Year	December 29, 2024
2025	$35.0
2026	27.9
2027	24.0
2028	17.4
2029	10.7
2030 and thereafter	4.4
Total undiscounted lease payments	$119.4
Present value adjustment	(10.4)
Finance lease liabilities	$109.0
The Company has agreed to enter into certain finance lease contracts with lenders for progress payments on machinery and equipment that is being constructed at the request and specification of the Company. As of December 29, 2024, the lenders had made $54.3 million of progress payments on behalf of the Company, and $41.1 million of progress payments are scheduled to be paid. Upon payment of the final progress payments by the lenders, finance leases will commence, and $95.4 million, discounted using the applicable discount rates at lease inceptions, of ROU assets and lease liabilities will be recognized by the Company. Progress payments made on behalf of the Company in fiscal years 2024, 2023 and 2022 include $9.7 million, $2.8 million and $1.8 million, respectively, received as proceeds on the sale of ongoing construction in progress projects that were converted to leases, which is presented as investing activities source of cash on the consolidated statements of cash flows for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 29, 2024, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through fiscal year 2027. The aggregate notional amount hedged is approximately 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At December 29, 2024, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At December 29, 2024, the company hedged approximately 75% of the Company’s annual forecasted domestic requirements for natural gas for fiscal year 2025 and approximately 35% for fiscal year 2026.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 29, 2024, the Company had no significant outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company previously maintained a $50 million floating-for-fixed interest rate swap which converted a portion of the ABL Term Loan to a 4.21% fixed rate that matured during the quarter ended June 30, 2024. There are no outstanding derivative interest rate contracts at December 29, 2024.

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

(In millions)		December 29, 2024	December 31, 2023
Asset derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.2	$0.1
Natural gas contracts	Prepaid expenses and other current assets	0.8	—
Interest rate swap	Prepaid expenses and other current assets	—	0.7
Natural gas contracts	Other assets	0.9	0.1
Total derivatives designated as hedging instruments		1.9	0.9
Total asset derivatives		$1.9	$0.9

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Other current liabilities	$1.7	$5.6
Nickel and other raw material contracts	Other current liabilities	4.2	7.5
Natural gas contracts	Other long-term liabilities	0.1	1.1
Total derivatives designated as hedging instruments		6.0	14.2
Total liability derivatives		$6.0	$14.2
Assuming market prices remain constant with those at December 29, 2024, a pre-tax loss of $4.9 million is expected to be recognized over the next 12 months.
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of December 29, 2024 or December 31, 2023. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable.

Activity with regard to derivatives designated as cash flow hedges for the fiscal years ended December 29, 2024 and December 31, 2023 were as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Fiscal Year
	2024	2023	2024	2023
Nickel and other raw material contracts	$(3.7)	$(11.0)	$(3.7)	$2.5
Natural gas contracts	(1.1)	(11.3)	(6.1)	(5.7)
Foreign exchange contracts	0.3	0.2	0.2	0.2
Interest rate swap	—	0.3	1.2	1.1
Total	$(4.5)	$(21.8)	$(8.4)	$(1.9)
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
The Company may also use derivative instruments that are not designated as hedges to protect the Company’s results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and the Company recognized $2.2 million of expense, net, for settled foreign currency forward contracts that were not designated as hedges during the fiscal year ended December 29, 2024, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of December 29, 2024.
Note 13. Fair Value of Financial Instruments
The estimated fair value of financial instruments at December 29, 2024 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$721.2	$721.2	$721.2	$—
Derivative financial instruments:
Assets	1.9	1.9	—	1.9
Liabilities	6.0	6.0	—	6.0
Debt (a)	1,909.5	1,889.7	1,580.2	309.5

The estimated fair value of financial instruments at December 31, 2023 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$743.9	$743.9	$743.9	$—
Derivative financial instruments:
Assets	0.9	0.9	—	0.9
Liabilities	14.2	14.2	—	14.2
Debt (a)	2,199.2	2,746.7	2,438.9	307.8
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
Short-term and long-term debt: The fair values of the 2025 Convertible Notes (prior to conversion in the third quarter of fiscal year 2024), the Allegheny Ludlum 6.95% Debentures due 2025, the 5.875% Senior Notes due 2027, the 4.875% Senior Notes due 2029, the 2030 Notes and the 5.125% Senior Notes due 2031 were determined using Level 1 information. The fair values of other short-term and long-term debt were determined using Level 2 information.
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

ATI instituted several initiatives over a multi-year period as part of its retirement benefit liability derisking strategy. Future benefit accruals for all participants in the U.S. defined benefit pension plans other than those subject to a CBA were frozen at the end of fiscal year 2014, and subsequently CBAs were negotiated to close these plans to new entrants. As a result of these actions, the Company has completely closed all defined benefit pension plans to new entrants, and has substantially limited the number of employees still accruing benefit service to less than 800 participants. Additionally, all of ATI’s remaining collectively-bargained, capped defined benefit retiree health care plans are closed to new entrants. These liability management actions have transitioned ATI’s retirement benefit and other postretirement benefit programs largely to a defined contribution structure. From fiscal years 2013 to 2022, five annuity buyouts of retired participants and two voluntary cash out programs of deferred participants during this period helped to reduce the total participants in ATI’s U.S. qualified defined benefit pension plans by more than 60%. During the fourth quarter of fiscal year 2023, the Company purchased group annuity contracts from an insurer covering approximately 85% of the Company’s U.S. qualified defined benefit pension plan obligations. Under these contracts, the Company transferred the pension obligations and associated assets for approximately 8,200 plan participants to the selected insurance company. To facilitate this pension derisking strategy, the Company completed a voluntary cash out for term vested employees and contributed $222 million to its pension plan in the third quarter of fiscal year 2023, to fully fund remaining pension liabilities ahead of this annuity transaction. After these actions, the Company’s U.S. qualified defined benefit pension plan includes approximately 2,000 participants.
Costs for defined contribution retirement plans were $42.5 million in fiscal year 2024, $38.8 million in fiscal year 2023, and $31.1 million in fiscal year 2022. Company contributions to these defined contribution plans are funded with cash. In fiscal year 2022, the Company implemented certain plan design changes to the ATI 401(k) Savings Plan which decreased the qualified non-elective contribution percentage and increased the Company match contribution percentage. Other postretirement benefit costs for a defined contribution plan under the terms of a CBA were $1.0 million for each of the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023.
The components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year
(In millions)	2024	2023	2022	2024	2023	2022
Service cost—benefits earned during the year	$5.8	$6.0	$11.9	$0.5	$0.6	$1.1
Interest cost on benefits earned in prior years	16.4	79.7	69.7	10.2	10.9	7.7
Expected return on plan assets	(16.4)	(84.8)	(128.2)	—	—	—
Amortization of prior service cost (credit)	0.3	0.3	0.4	(0.8)	(0.9)	(0.9)
Amortization of net actuarial loss	—	—	—	5.2	6.0	13.2
Recognized actuarial loss (gain)- mark to market	14.1	26.8	(100.3)	—	—	—
Settlement loss	—	41.7	0.7	—	—	—
Total retirement benefit expense (income)	$20.2	$69.7	$(145.8)	$15.1	$16.6	$21.1
Under the Company’s accounting method for recognizing actuarial gains and losses for its defined benefit pension plans, remeasurement of projected benefit obligation and plan assets for defined benefit pension plans are immediately recognized in earnings through net periodic pension benefit cost from remeasurements annually in the fourth quarter and on an interim basis due to triggering events that require remeasurement. This resulted in actuarial losses of $14.1 million and $26.8 million in fiscal years 2024 and 2023, respectively, and an actuarial gain of $100.3 million in fiscal year 2022, within nonoperating retirement benefit income/expense on the consolidated statements of operations.
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
On May 12, 2022, the Company completed the sale of its Sheffield, U.K. operations (see Note 6). As a result of this sale, ATI recognized a $0.7 million settlement loss, which is recorded in loss on asset sales and sales of businesses, net, on the consolidated statement of operations, related to the amount in accumulated other comprehensive loss for the U.K. defined benefit pension plan that transferred as part of the sale. Pension liabilities and assets for this U.K. defined benefit pension plan that were removed as a result of this divestiture are included below in the tables of changes in benefit obligations and changes in plan assets, respectively.

Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year
	2024	2023	2022	2024	2023	2022
Discount rate (a)	5.60%	5.55%- 6.40%	2.95%	5.40%	5.45%	2.80%
Rate of increase in future compensation levels	3.00%	3.00%	2.00%- 3.00%	—	—	—
Weighted average expected long-term rate of return on assets (a)	5.80%	5.80%-6.57%	6.43%	—%	—%	—%
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
Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
	2024	2023	2024	2023
Discount rate	5.85%	5.60%	5.60%	5.40%
Rate of increase in future compensation levels	3.00%- 5.00%	3.00%	—	—

A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 29, 2024 and December 31, 2023 was as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
(In millions)	2024	2023	2024	2023
Change in benefit obligations:
Benefit obligation at beginning of fiscal year	$298.4	$1,818.3	$201.6	$212.7
Service cost	5.8	6.0	0.5	0.6
Interest cost	16.4	79.7	10.2	10.9
Benefits paid	(3.5)	(153.9)	(25.4)	(26.4)
Net actuarial (gains) losses – discount rate change	(9.7)	(95.8)	(2.5)	0.7
– other	(1.8)	(5.3)	4.8	3.1
Plan settlement	—	(1,350.6)	—	—
Benefit obligation at end of fiscal year	$305.6	$298.4	$189.2	$201.6
Actuarial effects of changes in discount rates are separately identified in the preceding table.

	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
(In millions)	2024	2023	2024	2023
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$289.1	$1,599.5	$—	$—
Actual returns on plan assets and plan expenses	(9.1)	(83.9)	—	—
Employer contributions	3.3	278.0	—	—
Plan settlement	—	(1,350.6)	—	—
Benefits paid	(3.5)	(153.9)	—	—
Fair value of plan assets at end of fiscal year	$279.8	$289.1	$—	$—

On October 17, 2023, the Company completed a voluntary cash out for term vested employees and a large annuity buyout related to approximately 8,200 U.S. qualified defined benefit pension plan participants. These actions resulted in a reduction in the benefit obligations and plan assets of $1.4 billion.

Assets (liabilities) recognized in the consolidated balance sheets:
	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
	2024	2023	2024	2023
Current assets	$—	$2.4	$—	$—
Noncurrent assets	16.6	33.6	—	—
Current liabilities	(5.2)	(5.6)	(24.9)	(26.4)
Noncurrent liabilities	(37.2)	(39.7)	(164.3)	(175.2)
Total amount recognized	$(25.8)	$(9.3)	$(189.2)	$(201.6)

Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in fiscal years 2024 and 2023 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
(In millions)	2024	2023	2024	2023
Beginning of year accumulated other comprehensive loss	$(7.4)	$(8.8)	$(54.5)	$(55.8)
Amortization of net actuarial loss	—	—	5.2	6.0
Amortization of prior service cost (credit)	0.3	0.3	(0.8)	(0.9)
Settlement loss	—	1.1	—	—
Remeasurements	—	—	(2.2)	(3.8)
End of year accumulated other comprehensive loss	$(7.1)	$(7.4)	$(52.3)	$(54.5)
Net change in accumulated other comprehensive loss	$0.3	$1.4	$2.2	$1.3
Amounts included in accumulated other comprehensive loss at December 29, 2024 and December 31, 2023 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
(In millions)	2024	2023	2024	2023
Prior service (cost) credit	$(7.1)	$(7.4)	$0.8	$1.7
Net actuarial loss	—	—	(53.1)	(56.2)
Accumulated other comprehensive loss	(7.1)	(7.4)	(52.3)	(54.5)
Deferred tax effect	1.9	1.9	27.0	27.5
Accumulated other comprehensive loss, net of tax	$(5.2)	$(5.5)	$(25.3)	$(27.0)
Amounts in accumulated other comprehensive loss presented above do not include any effects of deferred tax asset valuation allowances. See Note 15 for further discussion on deferred tax asset valuation allowances.
Retirement benefit expense for fiscal year 2025 for defined benefit plans is estimated to be approximately $22 million, comprised of $7 million for pension expense and $15 million of expense for other postretirement benefits. For other postretirement benefits, the net actuarial loss is recognized in the consolidated statement of operations using a corridor method. For both pension and other postretirement benefits, prior service cost (credit) amortization is recognized in level amounts over the expected service of the active membership as of the amendment effective date. Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal year 2025 are:

(In millions)	Pension Benefits	Other Postretirement Benefits	Total
Amortization of prior service cost (credit)	$0.4	$(0.9)	$(0.5)
Amortization of net actuarial loss	—	5.1	5.1
Amortization of accumulated other comprehensive loss	$0.4	$4.2	$4.6

The accumulated benefit obligation for all defined benefit pension plans was $292.3 million and $281.3 million at December 29, 2024 and December 31, 2023, respectively. Additional information for pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
	Fiscal Year
(In millions)	2024	2023
Projected benefit obligation	$42.4	$45.3
Accumulated benefit obligation	$42.4	$45.3
Fair value of plan assets	$—	$—
Cash contributions to ATI’s U.S. qualified defined benefit pension plans were $272 million in fiscal year 2023 and $50 million in fiscal year 2022. There were no cash contributions in fiscal year 2024. The Company funds the U.S. defined benefit pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. The Company has no required cash contributions to its U.S. qualified defined benefit pension plan in fiscal year 2025. In addition, for fiscal year 2025, the Company expects approximately $5 million of payments for U.S. nonqualified pension benefits.
The following table summarizes expected benefit payments from the Company’s various pension and other postretirement defined benefit plans through fiscal year 2034, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information. Pension benefit payments for the U.S. qualified defined benefit pension plan are made from pension plan assets.

(In millions)
Fiscal Year	Pension Benefits	Other Postretirement Benefits	Medicare Part D Subsidy
2025	$14.4	$24.9	$—
2026	15.5	22.7	—
2027	16.9	21.3	—
2028	17.9	19.9	—
2029	18.4	18.5	—
2030-2034	103.7	71.3	—
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 6.6% in 2025 and is assumed to gradually decrease to 4.0% in the year 2048 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans, however, the Company’s contributions for most of its retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.
The fair values of the Company’s pension plan assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value, as further discussed in Note 13. The fair values at December 29, 2024 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. equities	$0.1	$—	$0.1	$—	$—
Fixed income and cash equivalents	199.2	5.3	193.9	—	—
Private equity	60.8	60.8	—	—	—
Alternative investments- hedge funds, real estate and other	19.7	19.7	—	—	—
Total assets	$279.8	$85.8	$194.0	$—	$—

The fair values of the Company’s pension plan assets at December 31, 2023 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. equities	$0.1	$—	$0.1	$—	$—
International equities	0.1	—	0.1	—	—
Fixed income and cash equivalents	130.3	8.3	122.0	—	—
Private equity	60.8	60.8	—	—	—
Alternative investments- hedge funds, real estate and other	97.8	97.8	—	—	—
Total assets	$289.1	$166.9	$122.2	$—	$—

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
For certain investments which have formal financial valuations reported on a one-quarter lag, fair value is determined utilizing net asset values adjusted for subsequent cash flows and other significant events.
For fiscal year 2025, the expected long-term rate of return on defined benefit pension assets is 5.80%. In developing expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. An expected long-term rate of return is based on expected asset allocations within ranges for each investment category and projected annual compound returns. The Company’s actual, weighted average returns on pension assets for the last five fiscal years have been (2.7)% for 2024, 2.0% for 2023, (14.5)% for 2022, 12.4% for 2021, and 15.2% for 2020.
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

The target asset allocations for ATI Pension Plan for fiscal year 2025, by major investment category, are:

Asset category	Target asset allocation range
Equities	0% - 20%
Fixed income and cash equivalents	50% - 100%
Private equity and other	0% - 40%
As of December 29, 2024, the Company’s pension plan had outstanding commitments to invest up to $37 million in private equity investments. These commitments are expected to be satisfied through the reallocation of pension trust assets while maintaining investments within the target asset allocation ranges.
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

The Company’s participation in multiemployer plans for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 is reported in the following table.

		Pension Protection Act Zone Status (1)		FIP / RP Status Pending / Implemented (2)	in millions				Expiration Dates of Collective Bargaining Agreements
	EIN / Pension Plan Number				Company Contributions			Surcharge Imposed (3)
		Fiscal Year			Fiscal Year
Pension Fund		2024	2023		2024	2023	2022
Steelworkers Western Independent Shops Pension Plan	90-0169564 / 001	Green	Green	N/A	$1.1	$0.7	$0.1	No	2/28/2025
Boilermakers-Blacksmiths National Pension Trust	48-6168020 / 001	Red	Red	Yes	2.7	2.6	2.3	No	9/30/2026
IAM National Pension Fund	51-6031295 / 002	Red	Red	Yes	2.1	1.9	1.9	Yes	Various between 2025-2028 (4)
Total contributions					$5.9	$5.2	$4.3
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
In April 2019, the Company received notification from the IAM National Pension Fund (IAM Fund) that its’ actuary certified the IAM Fund as “endangered status” for the plan year beginning January 1, 2019, and that the IAM Fund was voluntarily placing itself in “red” zone status and implementing a rehabilitation plan. Annually in April of each year from 2020 through 2024, the Company received notification from the IAM Fund that it was certified by its actuary as being in “red” zone status for each of these plan years from January 1, 2020 through December 31, 2024. A contribution surcharge was imposed as of June 1, 2019 in addition to the contribution rate specified in the applicable collective bargaining agreements. The contribution surcharge remains in effect, and ends when an employer begins contributing under a collective bargaining agreement that includes terms consistent with the rehabilitation plan.
In April 2019, the Company received notifications from the Boilermakers-Blacksmiths National Pension Trust (Blacksmiths Trust) that it was certified by its actuary as being in “red” zone status for the plan year beginning January 1, 2019. A rehabilitation plan was adopted for the Blacksmiths Trust, and the Company and the Blacksmiths union agreed to adopt the rehabilitation plan in 2019 prior to a contribution surcharge being imposed. In April 2020 and 2021, the funding status improved for the Blacksmiths Trust as it was certified by its actuary as being in the “yellow” zone for the plan years beginning January 1, 2020 and 2021. In April 2022, the funding status further improved to being in the “green” zone for the plan year beginning January 1, 2022. In April 2023, the Blacksmiths Trust was certified by its actuary as being in “red” zone status for the plan years beginning January 1, 2023, and in April 2024, the Blacksmiths Trust was certified by its actuary as being in “red” zone status for the plan years ending December 31, 2023. A rehabilitation plan has been adopted for the Blacksmiths Trust, and the Company and the Blacksmiths union agreed to adopt the rehabilitation plan in 2023 prior to a contribution surcharge being imposed.
(2)The “FIP / RP Status Pending / Implemented” column indicates whether a Funding Improvement Plan, as required under the Code by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” or “deep red” zones, is pending or has been implemented as of the end of the plan year that ended in 2024.
(3)The “Surcharge Imposed” column indicates whether ATI’s contribution rate for 2024 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” or “critical and declining status”, in accordance with the requirements of the Code.
(4)The Company is party to five separate bargaining agreements that require contributions to this plan. Expiration dates of these collective bargaining agreements range between March 27, 2025 and July 14, 2028.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives			Deferred Tax Asset Valuation Allowance Revised	Total
Balance, January 2, 2022		$(86.6)		$(64.9)		$5.1		$5.1	$(141.3)
OCI before reclassifications		41.3		(25.2)		41.0		—	57.1
Amounts reclassified from AOCI	(a)	10.6	(c)	20.0	(d)	(32.6)	(e)	18.8	16.8
Net current-period OCI		51.9		(5.2)		8.4		18.8	73.9
Balance, January 1, 2023		(34.7)		(70.1)		13.5		23.9	(67.4)
OCI before reclassifications		(2.9)		1.7		(21.8)		—	(23.0)
Amounts reclassified from AOCI	(a)	5.1	(b)	—	(d)	1.9	(e)	0.2	7.2
Net current-period OCI		2.2		1.7		(19.9)		0.2	(15.8)
Balance, December 31, 2023		(32.5)		(68.4)		(6.4)		24.1	(83.2)
OCI before reclassifications		(1.6)		(11.4)		(4.5)		—	(17.5)
Amounts reclassified from AOCI	(a)	3.6	(b)	—	(d)	8.4	(e)	(0.8)	11.2
Net current-period OCI		2.0		(11.4)		3.9		(0.8)	(6.3)
Balance, December 29, 2024		$(30.5)		$(79.8)		$(2.5)		$23.3	$(89.5)

Attributable to noncontrolling interests:
Balance, January 2, 2022		$—		$26.0		$—		$—	$26.0
OCI before reclassifications		—		(18.3)		—		—	(18.3)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(18.3)		—		—	(18.3)
Balance, January 1, 2023		—		7.7		—		—	7.7
OCI before reclassifications		—		(0.4)		—		—	(0.4)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.4)		—		—	(0.4)
Balance, December 31, 2023		—		7.3		—		—	7.3
OCI before reclassifications		—		(1.6)		—		—	(1.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.6)		—		—	(1.6)
Balance, December 29, 2024		$—		$5.7		$—		$—	$5.7
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 14) and/or loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, U.K. operations (see Note 6).
(b)No amounts were reclassified to earnings.
(c)Amounts were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, U.K. operations (see Note 6).
(d)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 12).
(e)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates. The income tax provision for the fiscal year ended December 29, 2024 includes $0.8 million of a tax benefit for the recognition of a stranded deferred tax valuation allowance that was associated with the Company’s interest rate swap due to its maturity.

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
Reclassifications out of AOCI for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 were as follows:

	Amount reclassified from AOCI (d)
	Fiscal year ended
Details about AOCI Components (In millions)	December 29, 2024		December 31, 2023		January 1, 2023		Affected line item in the consolidated statement of operations
Postretirement benefit plans Revised
Prior service credit	$0.5	(a)	$0.6	(a)	$0.5	(a)
Actuarial losses	(5.2)	(a)	(6.0)	(a)	(13.2)	(a)
Settlement loss	—	(a)	(1.1)	(a)	(0.7)	(b)
	(4.7)	(d)	(6.5)	(d)	(13.4)	(d)	Total before tax
	(1.1)		(1.4)		(2.8)		Tax benefit (e)
	$(3.6)		$(5.1)		$(10.6)		Net of tax

Currency translation adjustment	—	(d)	—	(d)	(20.0)	(b,d)

Derivatives
Nickel and other raw material contracts	$(4.8)	(c)	$3.3	(c)	$26.9	(c)
Natural gas contracts	(8.0)	(c)	(7.5)	(c)	15.1	(c)
Foreign exchange contracts	0.2	(c)	0.3	(c)	0.9	(c)
Interest rate swap	1.6	(c)	1.4	(c)	(0.1)	(c)
	(11.0)	(d)	(2.5)	(d)	42.8	(d)	Total before tax
	(2.6)		(0.6)		10.2		Tax provision (benefit) (e)
	$(8.4)		$(1.9)		$32.6		Net of tax

(a)Amounts are included in nonoperating retirement benefit expense (see Note 14).
(b)Amounts in 2022 were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Sheffield, U.K. operations (see Note 6).
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

Note 16. Stockholders’ Equity
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 29, 2024, there were no shares of preferred stock issued.
Dividends
Under the ABL credit facility, there is no limit on dividend declarations or payments provided that the undrawn availability, after giving effect to a particular dividend payment, is at least the greater of $120 million and 20% of the total facility size, after giving effect to any repayment of term loans, and no event of default under the ABL credit facility has occurred and is continuing or would result from paying the dividend.  In addition, there is no limit on dividend declarations or payments if the undrawn availability is less than the greater of $120 million and 20% of the total facility size, after giving effect to any repayment of term loans, but more than the greater of $75 million and 12.5% of the total facility size, after giving effect to any repayment of term loans, if (i) no event of default has occurred and is continuing or would result from paying the dividend, (ii) the Company demonstrates to the administrative agent that, prior to and after giving effect to the payment of the dividend (A) the undrawn availability, as measured both at the time of the dividend payment and as an average for the 60 consecutive day period immediately preceding the dividend payment, is at least the greater of $75 million and 12.5% of the total facility size, after giving effect to any repayment of term loans, and (B) the Company maintains a fixed charge coverage ratio of at least 1.00:1.00, as calculated in accordance with the terms of the ABL credit facility.
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
Awards earned under the Company’s share-based incentive compensation programs are paid with shares held in treasury or newly issued shares depending on the level of treasury shares held. At December 29, 2024, 5.6 million shares of common stock were available for future awards under the 2022 Incentive Plan. The general terms of each arrangement granted under the 2022 Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
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

Compensation expense related to RSU awards was $16.3 million in fiscal year 2024, $14.5 million in fiscal year 2023, and $13.4 million in fiscal year 2022. Approximately $10.8 million of unrecognized fair value compensation expense relating to restricted stock units is expected to be recognized through fiscal year 2027, with $7.5 million expected to be recognized in fiscal year 2025, including estimates of service period forfeitures. Activity under the Company’s RSU awards for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 was as follows:

	Fiscal Year
(Shares in thousands, $ in millions)	2024		2023		2022
	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of fiscal year	1,220	$28.0	1,479	$26.0	1,409	$25.6
Granted	465	21.8	512	16.0	831	14.8
Vested	(717)	(15.3)	(729)	(13.1)	(634)	(12.3)
Forfeited	(107)	(3.5)	(42)	(0.9)	(127)	(2.1)
Nonvested, end of fiscal year	861	$31.0	1,220	$28.0	1,479	$26.0
Performance condition awards:
The Company awarded performance share units (PSUs) with performance requirements through fiscal year 2020. These PSU award opportunities, the last of which vested at the conclusion of its applicable three-year performance period on January 1, 2023, were determined at a target number of units, and the number of shares awarded was based on attainment of two ATI financial performance metrics. PSU awards through fiscal year 2020 are accounted for as performance condition plans with service vesting requirements, with compensation expense during the performance period recognized based on estimates of attaining the performance criteria, including estimated forfeitures. The metrics for PSU awards granted in fiscal year 2020 measured (1) net income attributable to ATI and (2) return on capital employed, over a three-year performance period with a threshold attainment of 25% and a maximum attainment of 200% of the target financial performance metrics and target share units, measured over the applicable three-year performance period. For certain senior executives, the number of PSUs to be awarded based on the performance criteria was modified up or down by up to 20% based on the Company’s relative total shareholder return (TSR) over the performance measurement period (“TSR Modifier”), but not above the maximum number of PSUs to be vested. The TSR Modifier measured the return of the Company’s stock price (including assumed dividend reinvestment, if any) at the end of the performance period as compared to the stock prices (including assumed dividend reinvestment, if any) of a group of industry peers. The fair value of the PSU award was measured based on the stock price at the grant date, including the effect of the TSR Modifier. The fair value of the TSR Modifier was determined by using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over a three-year time horizon matching the TSR performance measurement period. Expense recognition varied with the level of performance achieved.
Market condition awards:
The Company awarded PSUs with market requirements in fiscal years 2021, 2022, 2023 and 2024. These PSU award opportunities are determined at a target number of share units, and the number of shares awarded is based on TSR, representing the measured return of the Company’s stock price (including assumed dividend reinvestment, if any) at the end of the three year period as compared to the stock prices (including assumed dividend reinvestment, if any) of a group of industry peers. The fiscal year 2021, 2022, 2023 and 2024 PSU awards are accounted for as a market condition plan with service vesting requirements, with expense recognized over the service period without regard to the level of TSR attainment or shares awarded. The actual number of shares awarded at the end of the measurement period may range from a minimum of zero to a maximum of two times target. For the fiscal year 2021 and 2022 awards, TSR is determined over eight distinct quarterly periods as measured from January 1 of the grant year of the award through the end of each quarterly period starting with the first quarter ending in the second year following the grant of the award. For the 2023 and 2024 awards, TSR is determined over four distinct six-month periods as measured from January 1 of the grant year of the award through the end of each six-month period starting with the second quarter ending in the second year following the grant of the award; earned payouts from each TSR measurement period are averaged to determine the final payout at the conclusion of the three-year period. The fair value for this award was determined by using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over the three-year time horizon matching the TSR measurement period.
In fiscal year 2022, the Company awarded a new one-time grant of PSUs with market requirements, called the Breakout Performance Award (BPA). In fiscal year 2024, 6,530 shares were issued due to retirement vesting. In fiscal year 2023, 46,046 additional share units under the fiscal year 2022 BPA were awarded to new members of senior management and 4,807 shares were issued due to retirement vesting. The BPA has a target number of share units, and the number of shares awarded is based on the absolute return on the Company’s stock during a four-year measurement period. The service vesting requirements of the BPA award are four years for one half of the award and five years for the remaining half. The BPA award is accounted for as a market condition plan with service vesting requirements, with expense recognized over the service periods without regard to the level of absolute return attainment or shares awarded. The actual number of BPA shares awarded at the end of the measurement period may range from a minimum of zero to a maximum of three times target. The fair value for this award was determined by using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over the four-year time horizon matching the BPA measurement period.
At December 29, 2024, a maximum of 3.9 million shares have been reserved for issuance for all PSU awards. The Company recognized $17.8 million, $14.6 million and $12.6 million of compensation expense in fiscal years 2024, 2023 and 2022, respectively, for all PSU awards. Forfeited share units in fiscal years 2024, 2023 and 2022 were 183,418, 19,863, and 159,298, respectively, with a weighted average grant date fair value of $5.1 million, $0.5 million, and $3.4 million, respectively.
The fair value of each PSU award, the target share units awarded and projected future compensation expense to be recognized for these awards, including actual and estimated forfeitures at December 29, 2024 was as follows:

(Shares in thousands, $ in millions)
PSU Award Performance Period	Award Fair Value	December 29, 2024 Unrecognized Compensation Expense	Compensation Expense Expected to be Recognized in the next 12 months	Target Share Units

Fiscal Year 2022-2024	$11.0	—	—	494
Fiscal Year 2023-2025	$12.6	3.9	3.9	330
Fiscal Year 2024-2026	$13.6	5.3	2.5	262
Fiscal Year 2022-2025 BPA	$20.3	5.2	3.6	857
Total		$14.4	$10.0
In fiscal year 2024, the fiscal year 2022 PSU awards vested with TSR attainment of 200.0%, resulting in the issuance of 849,422 shares in the first quarter of fiscal year 2025. In fiscal year 2023, the fiscal year 2021 PSU awards vested with TSR attainment of 198.5%, resulting in the issuance of 848,194 shares in the first quarter of fiscal year 2024. In fiscal year 2022, the fiscal year 2020 PSU awards vested with financial performance attainment between threshold and target and at 0% for the TSR Modifier, resulting in the issuance of 182,628 shares in the first quarter of fiscal year 2023.
Note 17. Income Taxes
Income (loss) before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

	Fiscal Year
(In millions)	2024	2023	2022
U.S.	$421.1	$258.2	$394.3
Non-U.S.	65.0	37.0	(39.7)
Income before income taxes	$486.1	$295.2	$354.6

The income tax provision (benefit) was as follows:

	Fiscal Year
(In millions)	2024	2023	2022
Current:
Federal	$(0.3)	$3.0	$5.0
State	6.9	0.5	3.7
Foreign	7.0	7.8	10.0
Total	13.6	11.3	18.7
Deferred:
Federal	84.5	(96.1)	(3.3)
State	4.3	(42.5)	0.2
Foreign	1.0	(0.9)	(0.1)
Total	89.8	(139.5)	(3.2)
Income tax provision (benefit)	$103.4	$(128.2)	$15.5

The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision (benefit):

	Fiscal Year
(In millions)	2024	2023	2022
Taxes computed at the federal rate	$102.0	$62.0	$74.5
State and local income taxes, net of federal tax benefit	9.3	1.2	2.9
Valuation allowance	(0.3)	(198.8)	(84.4)
Global Intangible Low Taxed Income (GILTI )	3.3	5.0	—
Restructuring/Divestitures	—	—	23.0
Foreign earnings taxed at different rate	3.4	2.7	3.2
Withholding taxes	2.1	4.8	2.6
Preferential tax rate	(4.1)	(3.6)	(4.9)
Other	(12.3)	(1.5)	(1.4)
Income tax provision (benefit)	$103.4	$(128.2)	$15.5
In fiscal year 2024, the income tax provision of $103.4 million includes discrete tax benefits of $6.2 million, which includes $3.3 million for share-based compensation and $0.8 million related to the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss that was associated with the Company’s interest rate swap due to its maturity (see Note 15).
In fiscal year 2024, the amount of GILTI is representative of the amount after GILTI tax credits and deductions. In fiscal year 2023, the amount of GILTI represents a full inclusion due to ATI’s net operating loss utilization and inability to utilize GILTI tax credits. In fiscal year 2022, due to the loss on the sale of the Sheffield operations, there is no current year inclusion. The Company has elected to recognize GILTI liabilities as an element of income tax expense in the period incurred.
Other benefits in the current year are primarily related to research and development benefits and the disallowance of the above the line income related to the Advanced Manufacturing Production Credit (AMPC) as discussed in Note 18.
In the fourth quarter of fiscal year 2024, the Company was granted a preferential tax rate related to the PRS joint venture operations in China for tax years 2024 through 2026. The preferential tax rate is 15%, compared to the statutory rate of 25%. The Company must re-apply for the High and New-Technology Enterprise (HNTE) status every three years to be eligible for the preferential rate. This same preferential rate was in effect for tax years 2021-2023.
The provision for income taxes for the fiscal year ended January 1, 2023, is mainly attributable to the Company’s foreign operations and state income tax expense associated with states that limit net operating loss utilization as the expense related to current year operations for federal and state purposes was mainly offset by the valuation allowance release attributable to that income. On May 12, 2022, the Company sold its Sheffield, U.K. operations which resulted in a pre-tax loss of $112.2 million (see Note 6 for further explanation) for which the benefit was disallowed for tax purposes, resulting in a $23.0 million tax expense impact as shown in the effective tax rate reconciliation table above.

The Company’s income tax expense has been impacted by the effects of valuation allowances on federal and state deferred tax assets for fiscal years 2022 through 2023. The Company recognizes deferred tax assets to the extent it believes these deferred tax assets are more likely than not to be realized. Valuation allowances are established when it is estimated that it is more likely than not the tax benefit of the deferred tax asset will not be realized. In making such determination, the Company considers all available evidence, both positive and negative, regarding the estimated future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, historical taxable income in prior carryback periods if carryback is permitted, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. The verifiable evidence such as future reversals of existing temporary differences and the ability to carryback are considered before the subjective sources such as estimated future taxable income exclusive of temporary differences and tax planning strategies. In situations where a three-year cumulative loss position exists, the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets is subjective. If the Company determines that it would not be able to realize its deferred tax assets in the future in excess of their recorded net amount, an adjustment to the deferred tax asset valuation allowance would result.
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
The Company also maintained valuation allowances on deferred tax amounts recorded in AOCI in fiscal years 2024, 2023 and 2022 of $23.3 million, $24.1 million, and $23.9 million, respectively, which are not reflected in the preceding table reconciling amounts recognized in the income tax provision (benefit) recorded in the statement of operations (see Note 15).
Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 29, 2024 and December 31, 2023 were as follows:

	Fiscal Year
(In millions)	2024	2023
Deferred income tax assets
Net operating loss tax carryovers	$73.4	$133.0
Pensions	6.0	2.2
Postretirement benefits other than pensions	45.2	48.5
Tax credits	44.0	43.5
Research and development	25.7	20.7
Inventory valuation	24.3	1.1
Other items	102.8	107.5
Gross deferred income tax assets	321.4	356.5
Valuation allowance for deferred tax assets	(57.7)	(60.3)
Total deferred income tax assets	263.7	296.2
Deferred income tax liabilities
Basis of property, plant and equipment	180.5	124.8
Basis of amortizable intangible assets	13.4	14.9
Other items	28.0	25.5
Total deferred tax liabilities	221.9	165.2
Net deferred tax asset	$41.8	$131.0
The Company’s valuation allowance for deferred taxes was $57.7 million at December 29, 2024, $60.3 million at December 31, 2023 and $266.9 million at January 1, 2023. The reduction in the valuation allowance in fiscal year 2024 was primarily due to a state valuation allowance release, which was mostly offset by the expiration of state tax attributes for income tax purposes. The change in the valuation allowance in fiscal year 2023 was due to a $206.6 million valuation allowance release due to taxable income during that fiscal year as well as projections of future years’ taxable income, of which $7.8 million was reflected as a state and local tax benefit.
In fiscal year 2023, the deferred tax liability related to inventory changed from a deferred tax liability to a deferred tax asset. This change is related to the recognition of the deferred tax liability associated with the accounting policy change from the LIFO inventory cost method adopted by the Company during the fourth quarter of fiscal year 2021, which for tax purposes is recognized over four years versus one year for book purposes. Fiscal year 2024 is the final year of inclusion related to the recognition of the deferred tax liability associated with LIFO. The following summarizes the carryforward periods for the tax attributes related to NOLs and credits by jurisdiction. The following summarizes the carryforward periods for the tax attributes related to NOLs and credits by jurisdiction.

($ in millions, U.S. and U.K. NOL amounts are pre-tax, all other items are after-tax, and state is before federal benefit)
Jurisdiction	Attribute	Amount	Expiration Period	Amount expiring within 5 years	Amount expiring in 5-20 years
U.S.	NOL	$83	Indefinite	$—	$—
U.S.	Foreign Tax Credit	$22	10 years	$22	$—
U.S.	Research and Development Credit	$13	20 years	$—	$13
State	NOL	$73	Various	$14	$59
State	NOL	$1	Indefinite	$—	$—
State	Credits	$8	Various	$4	$4
U.K.	NOL	$9	Indefinite	$—	$—
Poland	Economic Zone Credit	$3	7 years	$3	$—
Income taxes paid and amounts received as refunds were as follows:

	Fiscal Year
(In millions)	2024	2023	2022
Income taxes paid	$18.2	$16.7	$18.9
Income tax refunds received	(3.2)	(0.9)	(0.4)
Income taxes paid, net	$15.0	$15.8	$18.5
Deferred taxes of $9.9 million have been recorded for foreign withholding taxes on earnings expected to be repatriated to the U.S. The Company does not intend to distribute previously taxed earnings resulting from the one-time transition tax under the Tax Act, and has not recorded any deferred taxes related to such amounts. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is indefinitely reinvested, and the determination of any deferred tax liability on this amount is not practicable.
Uncertain tax positions are recorded using a two-step process based on (1) determining whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those positions that meet the more-likely-than-not recognition threshold, the Company records the largest amount of the tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The changes in the liability for unrecognized income tax benefits for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 were as follows:

	Fiscal Year
(In millions)	2024	2023	2022
Balance at beginning of fiscal year	$8.9	$9.1	$14.2
Increases in prior period tax positions	—	1.2	—
Decreases in prior period tax positions	(0.9)	—	(3.3)
Settlements	(0.2)	—	—
Expiration of the statute of limitations	—	(1.4)	(1.8)
Balance at end of fiscal year	$7.8	$8.9	$9.1
For fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, the liability includes $6.9 million, $7.2 million and $7.8 million, respectively, of unrecognized tax benefits that are classified within deferred income taxes as a reduction of NOL carryforwards and other tax attributes. The total estimated unrecognized tax benefit that, if recognized, would affect ATI’s effective tax rate is approximately $0.9 million. At this time, the Company believes that it is reasonably possible that approximately $0.5 million of the estimated unrecognized tax benefits as of December 29, 2024 will be recognized within the next twelve months based on the expiration of statutory review periods.
The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. The amounts accrued for interest and penalty charges for the fiscal years 2024, 2023 and 2022 were not significant. At December 29, 2024 and December 31, 2023, the accrued liabilities for interest and penalties related to unrecognized tax benefits were $0.8 million and $1.3 million, respectively.
The Company, and/or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2024
States:
Pennsylvania	2021
Illinois	2021
California	2020
Foreign:
China	2021
Poland	2018
Note 18. Business Segments
The Company operates under two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S).
HPMC is comprised of the Specialty Materials and Forged Products businesses, as well as the ATI Europe distribution operations. Approximately 86% of its revenue is derived from the aerospace & defense markets including nearly 60% of its revenue from products for commercial jet engines and 10% from defense products. Other core markets include medical and specialty energy. HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys. These products are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. HPMC’s capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, and 3D-printed aerospace products.
The AA&S segment includes the Specialty Alloys & Components business, the Specialty Rolled Products business, the 60%-owned STAL PRS joint venture, and the A&T Stainless 50%-owned joint venture that is reported in AA&S segment results under the equity method of accounting. See Note 7 for further information on the Company’s joint ventures. AA&S is focused on delivering high-value flat products, with a focus in aerospace & defense and other core markets, which comprise approximately 60% of its revenue. Industrial markets comprise the remaining 40% of AA&S sales, which includes the conventional energy and automotive end-markets. AA&S produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate, sheet, and strip products.
ATI’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. Segment EBITDA, the Company’s segment operating measure, is used by the CODM to assess segment operating performance and to determine the allocation of resources. Segment EBITDA as a percentage of segment revenues is utilized to assess the profitability of each segment and whether the Company’s strategies are resulting in margin expansion and expected operating performance improvements. The measure of segment EBITDA excludes net interest expense, income taxes, depreciation and amortization, goodwill impairment charges, debt extinguishment charges, corporate expenses, closed operations and other income (expense), restructuring and other credits/charges, gains or losses from the sale of accounts receivables, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level.
Intersegment sales are generally recorded at full cost or market.

	Fiscal Year 2024			Fiscal Year 2023			Fiscal Year 2022
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$2,278.5	$2,083.6	$4,362.1	$2,120.2	$2,053.5	$4,173.7	$1,641.2	$2,194.8	$3,836.0
Intersegment sales	247.7	275.1	522.8	181.8	283.4	465.2	174.5	238.9	413.4
Total sales	2,526.2	2,358.7	4,884.9	2,302.0	2,336.9	4,638.9	1,815.7	2,433.7	4,249.4

Reconciliation of sales
Elimination of intersegment sales			(522.8)			(465.2)			(413.4)
Total consolidated sales			$4,362.1			$4,173.7			$3,836.0

Less(1):
Allocated corporate overhead(2)	65.7	65.4		60.1	58.6		37.9	34.2
Other segment items(3)	1,999.1	1,972.4		1,808.3	2,001.7		1,474.4	2,024.2
Segment EBITDA	461.4	320.9	782.3	433.6	276.6	710.2	303.4	375.3	678.7

Reconciliation of segment EBITDA
Corporate expenses			(64.0)			(62.3)			(60.3)
Closed operations and other income (expenses)			10.8			(13.3)			(5.6)
Depreciation & amortization			(151.5)			(146.1)			(142.9)
Interest expense, net			(108.2)			(92.8)			(87.4)
Restructuring and other charges (See Note 19)			(22.1)			(31.4)			(23.7)
Retirement benefit settlement loss (See Note 14)			—			(41.7)			—
Pension remeasurement gain (loss) (See Note 14)			(14.1)			(26.8)			100.3
Joint venture restructuring credit (See Note 7)			—			—			0.9
Gain (loss) on sales of business, net			52.9			(0.6)			(105.4)

Income before taxes			$486.1			$295.2			$354.6

(1) The CODM is regularly provided with allocated corporate overhead and segment EBITDA, which is used to assess operating performance. Therefore, the significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(2) The increase in corporate overhead costs over the time periods presented represent the consolidation and centralization of certain functions, including information technology, human resources and talent acquisition, payroll and accounts payable, into the Company’s corporate shared services function. Such amounts are subject to change from year to year as allocation methodologies are revised to match the nature of these corporate costs.

(3) Other segment items for each reportable segment include: cost of sales, general and administrative expenses, and gain/loss on asset sales. General & administrative expenses consist of non-manufacturing payroll and benefits, office expenses, professional service and legal expenses, occupancy expenses including rent and lease expense, and travel expense.

Total international sales were $1,836.9 million in fiscal year 2024, $1,922.9 million in fiscal year 2023, and $1,617.4 million in fiscal year 2022. Of these amounts, sales by operations in the U.S. to customers in other countries were $1,425.4 million in fiscal year 2024, $1,498.7 million in fiscal year 2023, and $1,217.9 million in fiscal year 2022.

Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, including refundable employee retention tax credits. The Company applied for these employee retention tax credits and deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During fiscal year ended December 29, 2024, the Company recognized a benefit of $16.7 million in cost of sales on the consolidated statement of operations due to the expiration of the statute of limitations for a portion of these credits. For the fiscal year ended December 29, 2024, the Company recognized $9.0 million of the benefit in the HPMC segment and $7.7 million in the AA&S segment. See Note 21 for further explanation. In addition, results for the fiscal year ended January 1, 2023 include $34 million related to this government sponsored COVID relief in segment EBITDA. HPMC segment results for fiscal year 2022 include $27 million of benefits from the AMJP Program and employee retention credits, and AA&S segment results for fiscal year 2022 include $7 million in employee retention credits.
AA&S segment EBITDA in fiscal year 2024 and 2023 included benefits from tax credits of $22.7 million and $10.1 million, respectively, for the AMPC, which were reported in cost of sales in the consolidated statement of operations. Fiscal year 2024 segment EBITDA also includes charges of $11.8 million, primarily reported in selling & administrative expenses, for a commercial negotiation with a customer, of which $6.3 million was included in the HPMC segment and $5.5 million in the AA&S segment.
Corporate expenses are primarily classified as selling and administrative expenses in the consolidated statement of operations, and consist of salaries and benefits, incentive compensation, facility leases and other costs of ATI’s corporate functions.
Closed operations and other expenses are primarily presented in selling and administrative expenses in the consolidated statements of operations. These items included costs at closed facilities, including legal matters, environmental, real estate and other facility costs, gains from the sale of non-core assets and foreign currency transaction gains and losses primarily related to ATI’s European Treasury Center operation. Closed operations and other income (expense) for fiscal year 2024 includes an $11.6 million gain on the sale of certain oil and gas rights, included within other income, net, on the consolidated statement of operations, and favorable foreign currency transaction impacts as compared to the prior year period. Fiscal year 2024 also includes a $2.3 million gain on the sale of assets for the Company’s idled Houston, PA facility, which is included within gain on asset sales and sales of businesses, net, on the consolidated statement of operations. The Company received $3.5 million of proceeds from this sale that are reported as an investing activity on the consolidated statement of cash flows. Closed operations and other expenses in fiscal year 2023 reflect higher insurance costs associated with an outstanding insurance claim involving our captive insurance company.
Depreciation expense in fiscal year 2023 includes $3.8 million of accelerated depreciation of fixed assets related to the restructuring of our European operations and the closure of our Robinson, PA operations.
Gain on sales of businesses for fiscal year 2024 is related to a $52.9 million gain on the sale of the Company’s precision rolled strip operations in New Bedford, MA and Remscheid, Germany, for which $48.0 million of proceeds, net of transaction costs, were received and reported as an investing activity on the consolidated statement of cash flows. Loss on sales of businesses for fiscal year 2023 is related to a $0.6 million loss on the sale of the Company’s Northbrook, IL operations, for which no proceeds were received but $0.3 million of transaction costs were paid and reported as an investing activity on the consolidated statement of cash flows. Gain (loss) on sales of businesses, net, for fiscal year 2022 relate to a $112.2 million loss on the sale of the Company’s Sheffield, U.K. operations, partially offset by a $6.8 million gain from the sale of assets from the Pico Rivera, CA operations. See Note 6 for further explanation regarding the sale of business transactions in fiscal years 2024 and 2022.

Certain additional information regarding the Company’s business segments is presented below:

	Fiscal Year
(In millions)	2024	2023	2022
Depreciation and amortization:
High Performance Materials & Components	$71.6	$71.1	$68.3
Advanced Alloys & Solutions	73.2	67.9	67.4
Other	6.7	7.1	7.2
Total depreciation and amortization	$151.5	$146.1	$142.9
Capital expenditures:
High Performance Materials & Components	$132.0	$100.4	$33.3
Advanced Alloys & Solutions	103.6	97.2	89.6
Corporate	3.5	3.1	8.0
Total capital expenditures	$239.1	$200.7	$130.9

	Fiscal Year
Identifiable assets:	2024	2023	2022
High Performance Materials & Components	$2,225.9	$1,990.9	$1,749.3
Advanced Alloys & Solutions	2,207.8	1,996.7	1,981.1
Corporate:
Deferred Taxes	46.5	135.7	4.7
Cash and cash equivalents and other	750.4	861.8	710.5
Total assets	$5,230.6	$4,985.1	$4,445.6

	Fiscal Year		Fiscal Year		Fiscal Year
($ in millions)	2024	Percent of total	2023	Percent of total	2022	Percent of total
Total assets:
United States	$4,666.3	89%	$4,463.7	90%	$3,942.7	89%
China	310.3	6%	295.8	6%	321.1	7%
Other	254.0	5%	225.6	4%	181.8	4%
Total Assets	$5,230.6	100%	$4,985.1	100%	$4,445.6	100%
Note 19. Restructuring and other charges
For the fiscal year ended December 29, 2024, restructuring and other charges were $22.1 million and include $11.3 million of start-up costs, $4.6 million of charges associated with the Company’s European restructuring, $4.1 million of severance-related restructuring charges for approximately 100 employees primarily related to cost reduction actions in our domestic operation, and $2.1 million of transaction related costs. These costs were recorded in the consolidated statement of operations based on the nature of the charge, with $15.3 million recorded as cost of sales, $2.7 million recorded as selling and administrative expenses and $4.1 million as restructuring charges on the consolidated statements of operations.
For the fiscal year ended December 31, 2023, restructuring and other charges were $31.4 million and include $7.7 million of severance-related restructuring charges and $23.7 million of charges included within cost of sales on the consolidated statements of operations. The $7.7 million of severance-related restructuring charges represent severance for the involuntary reduction of approximately 110 employees primarily for the restructuring of the European operations and across ATI’s domestic operations. The $23.7 million of charges within cost of sales include $11.5 million of start-up costs, $1.9 million of costs associated with an unplanned outage at our Lockport, NY facility, and $10.3 million primarily for asset write-offs for the restructuring of our European operations and the closure of our Robinson, PA operations.
For the fiscal year ended January 1, 2023, restructuring and other charges were $23.7 million, which included a $28.5 million charge for a litigation settlement (see Note 21), partially offset by $4.8 million of restructuring credits for reductions in severance-related reserves related to approximately 110 employees based on changes in planned operating rates and revised workforce estimates.

Restructuring reserves for severance cost activity is as follows:

	Severance and Employee
	Benefit Costs
	December 29, 2024	December 31, 2023	January 1, 2023
Beginning of fiscal year balance	$15.2	$9.8	$17.7
Additions/(Adjustments)	4.1	7.7	(4.8)
Divestitures	(3.5)	—	—
Payments	(6.8)	(2.3)	(3.1)
End of fiscal year balance	$9.0	$15.2	$9.8
During fiscal year 2024, the Company de-recognized $3.5 million of restructuring reserves in connection with the sale of its precision rolled strip operations (see Note 6 for further explanation). All of the $9.0 million restructuring reserve balance at December 29, 2024 is recorded in other current liabilities on the December 29, 2024 consolidated balance sheet. Of the $15.2 million restructuring reserve balance at December 31, 2023, $10.9 million is recorded in other current liabilities and $4.3 million is recorded in other long-term liabilities on the December 31, 2023 consolidated balance sheet.
Note 20. Per Share Information
The following table sets forth the computation of basic and diluted net income per common share:
(In millions, except per share amounts)

	Fiscal Year
	2024	2023	2022
Numerator:
Numerator for basic net income per common share -
Net income attributable to ATI	$367.8	$410.8	$323.5
Effect of dilutive securities:
4.75% Convertible Senior Notes due 2022	—	—	2.2
3.5% Convertible Senior Notes due 2025	5.9	10.6	11.3
Numerator for diluted net income per common share -
Net income attributable to ATI after assumed conversions	$373.7	$421.4	$337.0
Denominator:
Denominator for basic net income per common share—weighted average shares	130.4	128.1	127.5
Effect of dilutive securities:
Share-based compensation	3.2	3.1	2.1
4.75% Convertible Senior Notes due 2022	—	—	2.8
3.5% Convertible Senior Notes due 2025	13.0	18.8	18.8
Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversions	146.6	150.0	151.2
Basic net income attributable to ATI per common share	$2.82	$3.21	$2.54
Diluted net income attributable to ATI per common share	$2.55	$2.81	$2.23
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes, prior to their redemption during the third quarter of 2024, and the 2022 Convertible Notes, prior to their maturity during the second quarter of 2022, and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for fiscal years 2024, 2023 and 2022.
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $700 million that was announced in September 2024. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The Company’s ongoing stock repurchase programs do not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time by the Company’s Board of Directors without prior notice. In fiscal years 2024, 2023 and 2022, ATI used $260.0 million, $85.2 million and $139.9 million, respectively, to repurchase 5.3 million, 2.0 million and 5.2 million shares, respectively, of its common stock under the Share Repurchase Program. At December 29, 2024, the Company has utilized $110 million of the $700 million currently authorized under the Share Repurchase Program.
Effective January 2, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock. The cost of share repurchases may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes. For fiscal year 2024, there was no excise tax due to the impact of the conversion of the 2025 Convertible Notes (see Note 10). For fiscal year 2023, the cost of share repurchases of $85.8 million differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes.
Note 21. Commitments and Contingencies
Future minimum rental commitments under leases are disclosed in Note 11. Commitments for expenditures on property, plant and equipment at December 29, 2024 were approximately $32.0 million.
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
At December 29, 2024, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $5 million for owned or controlled sites at which Company operations have been or plan to be discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, one of which was the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act included, among other items, provisions relating to refundable employee retention payroll tax credits. The Company applied for these employee retention tax credits and recognized a portion of the benefit from these credits as they were received in the statement of operations in the fiscal year ended December 31, 2022 (see Noe 18). Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the fiscal year ended December 29, 2024, the Company recognized a benefit of $16.7 million in cost of sales on the consolidated statement of operations due to the expiration of the statute of limitations for a portion of these credits. As of December 29, 2024, the Company has approximately $12 million of remaining deferred retention tax credits, of which the statute of limitations expire for $7 million in 2025 with the remaining expirations occurring in 2027. There is pending legislation that could extend the statute of limitations, which would impact the timing of the expected recognition of the remaining credits if and when such legislation is passed.
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania. These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company filed a Motion to Dismiss the consolidated claims on January 27, 2025. The Company disputes and intends to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.
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

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
In accordance with Securities Exchange Act Rules 13-1-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2024.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 29, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an attestation report on effectiveness of the Company’s internal control over financial reporting as of December 29, 2024.
(c) Changes to Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in fiscal year 2024, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ATI Inc.
Opinion on Internal Control Over Financial Reporting
We have audited ATI Inc. and subsidiaries’ internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ATI Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, cash flows and statements of changes in consolidated equity for each of the three years in the period ended December 29, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 21, 2025

Item 9B. Other Information

Rule 10b5-1 Plan Elections

During the quarterly period ended December 29, 2024, Robert S. Wetherbee entered into a pre-arranged stock trading plan on December 12, 2024, which provides for the potential sale of up to 300,000 shares of the Company’s Common Stock between March 13, 2025 and December 5, 2025 for his personal tax and estate planning purposes.
This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense criteria articulated by Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, as well as the Company’s policies and procedures pertaining to transactions in Company securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” and the information concerning our executive officers required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Members of ATI's Executive Management,” in the ATI Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit and Risk Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance-Board Information- Board Committees” in the 2025 Proxy Statement. The information concerning our insider trading policies and procedures required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Insider Trading Policies and Procedures” in the 2025 Proxy Statement.
ATI has adopted Corporate Guidelines for Business Conduct and Ethics that apply to all employees including its principal executive officer or principal financial and accounting officer, or persons performing similar functions. The Corporate Guidelines for Business Conduct and Ethics as well as the charters for the Company’s Audit and Risk, Nominating and Governance, Personnel and Compensation, and Technology Committees, as well as periodic and current reports filed with the SEC, are available through the Company’s website at http://www.atimaterials.com and are available in print free of charge to any shareholder upon request. To obtain a copy, contact the Corporate Secretary, ATI Inc., 2021 McKinney Avenue, Dallas, Texas 75201 (telephone: 800-289-7454). The Company intends to post on its website any waiver from or amendment to the guidelines that apply to the Company’s Principal Executive Officer or Principal Financial and Accounting Officer (or persons performing similar functions) that relate to elements of the code of ethics identified by the Securities and Exchange Commission in Item 406(b) of Regulation S-K. Information required by this item with respect to the delinquent filing during 2024 of reports required under Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to “Delinquent Section 16 Filings” as set forth in the 2025 Proxy Statement.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Our Corporate Governance- Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2025 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 29, 2024 was as follows:

	(a)
(In thousands, except per share amounts)	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3) (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders	$3,938	$—	$5,559
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	3,938	$—	$5,559
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Related Party Transactions” and “Our Corporate Governance- Board Information- Board Composition and Independence” as set forth in the 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” as set forth in the 2025 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Fiscal Years Ended December 29, 2024, December 31, 2023, and January 1, 2023
Consolidated Statements of Comprehensive Income — Fiscal Years Ended December 29, 2024, December 31, 2023 and January 1, 2023
Consolidated Balance Sheets at December 29, 2024 and December 31, 2023
Consolidated Statements of Cash Flows — Fiscal Years Ended December 29, 2024, December 31, 2023, and January 1, 2023
Statements of Changes in Consolidated Equity — Fiscal Years Ended December 29, 2024, December 31, 2023, and January 1, 2023
Notes to Consolidated Financial Statements

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

10.14	Form of 2024 Time-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023)*
10.15	Form of 2024 Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023)*
10.16	Amended Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2024)*
10.17	Form of 2025 Time-Vested Restricted Stock Unit Agreement (filed herewith)*
10.18	Form of 2025 Performance-Vested Restricted Stock Unit Agreement (filed herewith)*
10.19
Retirement, Transition and Release Agreement, dated as of January 8, 2024, by and between the Company and Elliot S. Davis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 10, 2024 (File No. 1-12002))*

Exhibit No.	Description
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

10.21
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

19.1	Insider Trading Policy (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

ATI INC.

Date:	February 21, 2025	By	/s/ Kimberly A. Fields
Kimberly A. Fields
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 21st day of February, 2025.

/s/ Kimberly A. Fields	/s/ Donald P. Newman
Kimberly A. Fields President and Chief Executive Officer (Principal Executive Officer)	Donald P. Newman Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Robert S. Wetherbee	/s/ Michael B. Miller
Robert S. Wetherbee Executive Chairman	Michael B. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Leroy M. Ball	/s/ David P. Hess
Leroy M. Ball Director	David P. Hess Director

/s/ Herbert J. Carlisle	/s/ Marianne Kah
Herbert J. Carlisle Director	Marianne Kah Director

/s/ Carolyn Corvi	/s/ David J. Morehouse
Carolyn Corvi Director	David J. Morehouse Director

/s/ J. Brett Harvey	/s/ Ruby Sharma
J. Brett Harvey Director	Ruby Sharma Director