Form 10-Q
period 2025-03-30
ATI INC
filed 2025-05-01
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 11, 2025, the registrant had outstanding 141,067,578 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended March 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 30, 2025	December 29, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$475.8	$721.2
Accounts receivable, net	827.0	709.2
Short-term contract assets	85.9	75.6
Inventories, net	1,396.9	1,353.0
Prepaid expenses and other current assets	94.4	86.0
Total Current Assets	2,880.0	2,945.0
Property, plant and equipment, net	1,788.1	1,776.9
Goodwill	227.2	227.2
Other assets	288.7	281.5
Total Assets	$5,184.0	$5,230.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$563.2	$609.1
Short-term contract liabilities	187.1	169.4
Short-term debt and current portion of long-term debt	179.9	180.4
Other current liabilities	207.0	249.6
Total Current Liabilities	1,137.2	1,208.5
Long-term debt	1,713.3	1,714.9
Accrued postretirement benefits	160.1	164.3
Pension liabilities	36.9	37.2
Other long-term liabilities	154.2	150.5
Total Liabilities	3,201.7	3,275.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-142,871,688 shares at March 30, 2025 and 142,871,688 shares at December 29, 2024; outstanding-141,067,578 shares at March 30, 2025 and 141,387,049 shares at December 29, 2024	14.3	14.3
Additional paid-in capital	1,873.8	1,943.9
Retained earnings	161.3	64.3
Treasury stock: 1,804,110 shares at March 30, 2025 and 1,484,639 shares at December 29, 2024	(105.0)	(82.6)
Accumulated other comprehensive loss, net of tax	(71.6)	(89.5)
Total ATI stockholders’ equity	1,872.8	1,850.4
Noncontrolling interests	109.5	104.8
Total Equity	1,982.3	1,955.2
Total Liabilities and Equity	$5,184.0	$5,230.6

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended
	March 30, 2025	March 31, 2024
Sales	$1,144.4	$1,042.9

Cost of sales	908.6	845.5
Gross profit	235.8	197.4
Selling and administrative expenses	85.0	82.0
Restructuring charges	—	0.2
Loss on asset sales and sales of businesses, net	3.9	—
Operating income	146.9	115.2
Nonoperating retirement benefit expense	(3.9)	(3.7)
Interest expense, net	(23.0)	(26.6)
Other income, net	1.5	0.4
Income before income taxes	121.5	85.3
Income tax provision	21.0	16.9
Net income	100.5	68.4
Less: Net income attributable to noncontrolling interests	3.5	2.3
Net income attributable to ATI	$97.0	$66.1

Basic net income attributable to ATI per common share	$0.68	$0.52

Diluted net income attributable to ATI per common share	$0.67	$0.46

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended
	March 30, 2025	March 31, 2024
Net income	$100.5	$68.4
Currency translation adjustment
Unrealized net change arising during the period	7.4	(6.6)
Reclassification adjustment included in net income	5.1	—
Total	12.5	(6.6)
Derivatives
Net derivatives gain (loss) on hedge transactions	6.4	(1.8)
Reclassification to net income of net realized loss	1.0	1.7
Income taxes on derivative transactions	1.7	—
Total	5.7	(0.1)
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	1.3	1.3
Prior service cost
Amortization to net income of net prior service credits	(0.1)	(0.1)
Income taxes on postretirement benefit plans	0.3	0.3
Total	0.9	0.9
Other comprehensive income (loss), net of tax	19.1	(5.8)
Comprehensive income	119.6	62.6
Less: Comprehensive income attributable to noncontrolling interests	4.7	2.1
Comprehensive income attributable to ATI	$114.9	$60.5

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Quarter ended
	March 30, 2025	March 31, 2024
Operating Activities:
Net income	$100.5	$68.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40.8	36.0
Share-based compensation	7.2	6.2
Deferred taxes	9.0	12.0
Net gains from disposal of property, plant and equipment	0.3	—
Loss on sales of businesses	3.7	—
Changes in operating assets and liabilities:
Inventories	(40.8)	(37.4)
Accounts receivable	(115.0)	(95.6)
Accounts payable	(34.6)	(33.5)
Retirement benefits	(2.3)	(3.4)
Accrued liabilities and other	(61.3)	(51.5)
Cash used in operating activities	(92.5)	(98.8)
Investing Activities:
Purchases of property, plant and equipment	(53.3)	(65.8)
Proceeds from disposal of property, plant and equipment	—	1.0
Other	2.7	1.0
Cash used in investing activities	(50.6)	(63.8)
Financing Activities:
Payments on long-term debt and finance leases	(8.0)	(7.1)
Net payments under credit facilities	—	(4.9)
Purchase of treasury stock	(70.0)	(150.0)
Shares repurchased for income tax withholding on share-based compensation and other	(29.5)	(24.9)
Cash used in financing activities	(107.5)	(186.9)
Effect of exchange rate changes on cash and cash equivalents	5.2	—
Decrease in cash and cash equivalents	(245.4)	(349.5)
Cash and cash equivalents at beginning of period	721.2	743.9
Cash and cash equivalents at end of period	$475.8	$394.4
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2023	$13.2	$1,697.1	$(70.1)	$(184.0)	$(83.2)	$107.5	$1,480.5
Net income	—	—	66.1	—	—	2.3	68.4
Other comprehensive loss	—	—	—	—	(5.6)	(0.2)	(5.8)
Purchase of treasury stock	—	—	—	(151.2)	—	—	(151.2)
Employee stock plans	0.2	6.0	—	(24.9)	—	—	(18.7)
Balance, March 31, 2024	$13.4	$1,703.1	$(4.0)	$(360.1)	$(88.8)	$109.6	$1,373.2
Balance, December 29, 2024	$14.3	$1,943.9	$64.3	$(82.6)	$(89.5)	$104.8	$1,955.2
Net income	—	—	97.0	—	—	3.5	100.5
Other comprehensive income	—	—	—	—	17.9	1.2	19.1
Purchase of treasury stock	—	—	—	(70.2)	—	—	(70.2)
Employee stock plans	—	(70.1)	—	47.8	—	—	(22.3)
Balance, March 30, 2025	$14.3	$1,873.8	$161.3	$(105.0)	$(71.6)	$109.5	$1,982.3

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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 29, 2024 financial information has been derived from the Company’s audited consolidated financial statements.
New Accounting Pronouncements Adopted
In November 2023, the FASB issued new accounting guidance related to segment reporting disclosures. This guidance requires additional disclosures on an annual and interim basis of segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and the presentation and composition of other segment items, which is the difference between segment revenue less segment expenses and the measure of segment profit or loss. The guidance also requires that all current segment disclosures required on an annual basis be provided on an interim basis and requires disclosure of the title and position of the CODM and how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. This guidance does not change how an entity identifies its reportable segments. This new guidance, with the exception of interim disclosures, was effective for the Company in fiscal year 2024, and the Company adopted this new accounting guidance for annual disclosures effective January 1, 2024. The interim disclosures are effective for the Company in fiscal year 2025. The adoption of these changes did not have an impact on the Company’s consolidated financial statements other than disclosure requirements which are included in Note 11.
Pending Accounting Pronouncements
In December 2023, the FASB issued new accounting guidance related to income tax disclosures. This guidance requires an entity to disclose specific categories in its annual rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This guidance also requires additional annual disclosures for income taxes paid and requires disaggregation of income before tax, between domestic and foreign, and income tax expense, between federal, state and foreign. This guidance also eliminates several current disclosure requirements related to: (1) the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months, (2) making a statement that an estimate of the range cannot be made, and (3) disclosing the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. This new guidance includes annual disclosure requirements that will be effective for the Company for fiscal year 2025 and must be applied on a prospective basis with retrospective application permitted. Early adoption of this guidance is also permitted. The Company does not expect to early adopt this guidance and does not expect these changes to have an impact on the Company’s consolidated financial statements other than disclosure requirements.
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
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues by global and geographical markets for the quarters and year-to-date periods ended March 30, 2025 and March 31, 2024 is included in the following tables.

(in millions)	Quarter ended
	March 30, 2025			March 31, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$397.3	$24.1	$421.4	$296.9	$14.3	$311.2
Airframes- Commercial	81.8	124.0	205.8	85.7	104.4	190.1
Defense	58.4	68.8	127.2	60.0	54.4	114.4
Total Aerospace & Defense	537.5	216.9	754.4	442.6	173.1	615.7

Specialty Energy	12.4	38.1	50.5	18.2	37.9	56.1
Medical	15.8	26.6	42.4	35.9	23.2	59.1
Electronics	—	39.6	39.6	1.0	51.9	52.9
Other Core Markets	28.2	104.3	132.5	55.1	113.0	168.1

Core End Markets	565.7	321.2	886.9	497.7	286.1	783.8

Conventional Energy	1.7	120.1	121.8	3.5	99.0	102.5
Automotive	1.4	59.2	60.6	5.0	51.0	56.0
Construction/Mining	7.1	25.8	32.9	6.7	20.5	27.2
Other	8.2	34.0	42.2	17.0	56.4	73.4
Industrial Markets	18.4	239.1	257.5	32.2	226.9	259.1

Total	$584.1	$560.3	$1,144.4	$529.9	$513.0	$1,042.9

(in millions)	Quarter ended
	March 30, 2025			March 31, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$316.4	$327.4	$643.8	$240.7	$330.9	$571.6
Europe	191.3	69.4	260.7	211.5	50.7	262.2
Asia	33.3	81.0	114.3	38.9	77.3	116.2
Canada	20.1	19.7	39.8	15.3	12.3	27.6
South America, Middle East and other	23.0	62.8	85.8	23.5	41.8	65.3
Total	$584.1	$560.3	$1,144.4	$529.9	$513.0	$1,042.9

Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	March 30, 2025			March 31, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	41%	55%	48%	39%	51%	45%
Precision forgings, castings and components	39%	—%	20%	36%	—%	19%
Titanium and titanium-based alloys	20%	17%	19%	24%	12%	18%
Zirconium and related alloys	—%	17%	8%	—%	20%	10%
Precision rolled strip products	—%	11%	5%	1%	17%	8%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $4.0 billion and $3.9 billion at March 30, 2025 and March 31, 2024, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at March 30, 2025 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of March 30, 2025 and December 29, 2024, accounts receivable from customers were $838.6 million and $724.2 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the year-to-date periods ended March 30, 2025 and March 31, 2024:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	March 30, 2025	March 31, 2024
Balance as of beginning of year	$15.0	$3.2
Expense to increase the reserve	0.1	—
Write-offs and recoveries of uncollectible accounts	(3.5)	(0.1)
Balance as of period end	$11.6	$3.1

(in millions)
Contract Assets
Short-term	March 30, 2025	March 31, 2024
Balance as of beginning of year	$75.6	$59.1
Recognized in current year	35.2	28.0
Reclassified to accounts receivable	(24.9)	(21.8)
Balance as of period end	$85.9	$65.3

(in millions)
Contract Liabilities
Short-term	March 30, 2025	March 31, 2024
Balance as of beginning of year	$169.4	$163.6
Recognized in current year	53.4	38.1
Amounts in beginning balance reclassified to revenue	(48.5)	(36.7)
Current year amounts reclassified to revenue	(6.6)	(9.3)
Other	(0.3)	—
Reclassification to/from long-term	19.7	5.9
Balance as of period end	$187.1	$161.6

Long-term (a)	March 30, 2025	March 31, 2024
Balance as of beginning of year	$45.3	$39.4
Recognized in current year	1.7	0.6
Amounts in beginning balance reclassified to revenue	(0.4)	—
Other	(1.9)	—
Reclassification to/from short-term	(19.7)	(5.9)
Balance as of period end	$25.0	$34.1
(a) Long-term contract liabilities are included in other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $13.8 million and $12.0 million as of March 30, 2025 and December 29, 2024, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the quarters ended March 30, 2025 and March 31, 2024 was $0.2 million and $0.3 million, respectively.
Note 3. Inventories
Inventories at March 30, 2025 and December 29, 2024 were as follows (in millions):

	March 30, 2025	December 29, 2024
Raw materials and supplies	$248.2	$206.4
Work-in-process	1,134.6	1,144.1
Finished goods	88.3	71.0
	1,471.1	1,421.5
Inventory valuation reserves	(74.2)	(68.5)
Total inventories, net	$1,396.9	$1,353.0
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at March 30, 2025 and December 29, 2024 was as follows (in millions):

	March 30, 2025	December 29, 2024
Land	$30.9	$30.8
Buildings and leasehold improvements	737.7	735.2
Equipment	3,190.0	3,145.3
	3,958.6	3,911.3
Accumulated depreciation and amortization	(2,170.5)	(2,134.4)
Total property, plant and equipment, net	$1,788.1	$1,776.9
The construction in progress portion of property, plant and equipment at March 30, 2025 was $223.3 million. Capital expenditures on the consolidated statement of cash flows for the year-to-date periods ended March 30, 2025 and March 31,

2024 exclude $26.0 million and $33.0 million, respectively, of accrued capital expenditures that were included in property, plant and equipment at March 30, 2025 and March 31, 2024, respectively.
Note 5. Divestitures
During the first quarter of 2025, the Company completed the sale of certain immaterial, non-core operations in Birmingham, UK and Dusseldorf, Germany, which were part of our European business in the HPMC Segment. A $3.7 million loss on sale of these operations is reported in loss on asset sales and sales of businesses, net, on the consolidated statement of operations for the quarter ended March 30, 2025, and is excluded from segment results. The Company will receive proceeds of approximately $9.7 million over the next 12 months for this sale, which is reported as an other receivable in prepaid expenses and other current assets on the consolidated balance sheet at March 30, 2025. In fiscal year 2024, these operations had external sales of approximately $39.1 million and income before tax of approximately $2.4 million.
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip (PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of March 30, 2025 were $71.3 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology; however, there is no active development at this time. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners. Cash and cash equivalents held by this joint venture as of March 30, 2025 were $1.0 million.

Equity Method Joint Ventures

A&T Stainless:
The Company has a 50% interest in A&T Stainless, a joint venture with an affiliate company of Tsingshan Group (Tsingshan) to produce 60-inch wide stainless sheet products for sale in North America. ATI accounts for the A&T Stainless joint venture under the equity method of accounting; however, as the net investment balance in the joint venture was zero as of December 29, 2024, ATI did not record the loss for the Company’s share of results of A&T Stainless for the quarter ended March 30, 2025. ATI’s share of A&T Stainless results were losses of $0.4 million for the quarter ended March 31, 2024, which is included within other income/expense, net, on the consolidated statements of operations and in the AA&S segment’s operating results.

As of March 30, 2025 and December 29, 2024, ATI had net receivables for working capital advances and administrative services from A&T Stainless of $0.5 million and $0.6 million, respectively.

Note 7. Supplemental Financial Statement Information
Other income (expense), net for the quarters ended March 30, 2025 and March 31, 2024 was as follows:

(in millions)	Quarter ended
	March 30, 2025	March 31, 2024
Rent and royalty income	$1.5	$0.8
Net equity loss on joint ventures (See Note 6)	—	(0.4)
Total other income, net	$1.5	$0.4

Restructuring
Restructuring charges for the quarter ended March 31, 2024 were $0.2 million, primarily for the involuntary termination of several employees in ATI’s domestic operations. These amounts are presented as a restructuring charge in the consolidated statements of operations and are excluded from segment results.
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 29, 2024	$9.0
Divestitures	(0.5)
Payments	(1.7)
Balance at March 30, 2025	$6.8
During the first quarter ended March 30, 2025, the Company de-recognized $0.5 million of restructuring reserves in connection with the sale of non-core operations in Birmingham, UK and Dusseldorf, Germany (see Note 5 for further explanation). The $6.8 million restructuring reserve balance at March 30, 2025 is recorded in other current liabilities on the consolidated balance sheet.
Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a pre-determined discount rate commensurate with the creditworthiness of ATI. As of March 30, 2025 and December 29, 2024, the Company had $67.9 million and $34.8 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.
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
The Company sold $28.8 million of its receivables under this program during the first quarter of 2025, resulting in de-recognition of the receivables from the Company’s consolidated balance sheet. The Company had no amounts collected on behalf of the financial institution under the Receivables Purchase Agreement at March 30, 2025. The losses associated with these transactions of $0.2 million are reflected in the Company’s consolidated statement of operations for the quarter ended March 30, 2025 and are excluded from segment results. The cash received on these sales of accounts receivable during the quarter ended March 30, 2025 is presented in changes in receivables within operating activities in the consolidated statement of cash flows.

Other Customer Receivable Sales
In the first quarter ended March 30, 2025 and March 31, 2024, the Company sold $72.6 million and $68.0 million, respectively, of certain customers’ accounts receivables through programs established by those customers with third-party financial institutions. These customers have extended payment terms and provide the programs to enable suppliers to receive more timely payments. The Company has no continuing involvement with the receivables sold under these programs, including no servicing requirement. The proceeds from these transactions are presented in changes in receivables within operating activities in the consolidated statement of cash flows. The losses associated with these transactions of $1.4 million and $1.6 million are reflected in the Company’s consolidated statements of operations for the quarters ended March 30, 2025 and March 31, 2024, respectively, and are excluded from segment results.
Note 8. Debt
Debt at March 30, 2025 and December 29, 2024 was as follows (in millions):

	March 30, 2025	December 29, 2024
ATI Inc. 7.25% Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	—	—
Finance leases and other	106.7	109.5
Debt issuance costs	(13.5)	(14.2)
Debt	1,893.2	1,895.3
Short-term debt and current portion of long-term debt	179.9	180.4
Long-term debt	$1,713.3	$1,714.9

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

The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of March 30, 2025. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC. The ABL also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the

ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of March 30, 2025, there were no outstanding borrowings under the revolving portion of the ABL facility, and $30.5 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL facility during the first quarter of 2025 or 2024. The Company also has foreign credit facilities, primarily in China, that total $57 million based on March 30, 2025 foreign exchange rates, none of which was drawn as of March 30, 2025 or December 29, 2024.
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
The majority of ATI’s products are sold under contractual arrangements that include raw material surcharges and index mechanisms. However, as of March 30, 2025, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 6% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged is the variable selling price or the variable raw material cost, respectively.
At March 30, 2025, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility consisted of natural gas cost hedges. At March 30, 2025, the Company hedged approximately 75% of its forecasted domestic requirements for natural gas for the remainder of 2025 and approximately 35% for 2026.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, it uses foreign currency exchange contracts, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies it expects to receive from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 30, 2025, the Company had no material outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no outstanding derivative interest rate contracts at March 30, 2025.
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

(In millions) Asset derivatives	Balance sheet location	March 30, 2025	December 29, 2024
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Prepaid expenses and other current assets	$0.3	$—
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.2
Natural gas contracts	Prepaid expenses and other current assets	4.6	0.8
Nickel and other raw material contracts	Other assets	0.1	—
Natural gas contracts	Other assets	0.9	0.9
Total derivatives designated as hedging instruments		$5.9	$1.9
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Other current liabilities	$2.3	$4.2
Natural gas contracts	Other current liabilities	—	1.7
Natural gas contracts	Other long-term liabilities	—	0.1
Nickel and other raw material contracts	Other long-term liabilities	0.1	—
Total derivatives designated as hedging instruments		$2.4	$6.0
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of March 30, 2025. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at March 30, 2025, a pre-tax gain of $2.6 million is expected to be recognized over the next 12 months.
Activity with regard to derivatives designated as cash flow hedges for the quarters and year-to-date periods ended March 30, 2025 and March 31, 2024 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Quarter ended		Quarter ended
Derivatives in Cash Flow Hedging Relationships	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Nickel and other raw material contracts	$0.7	$(0.2)	$(1.0)	$—
Natural gas contracts	4.3	(1.4)	0.1	(1.8)
Foreign exchange contracts	(0.1)	0.2	0.1	0.2
Interest rate swap	—	—	—	0.3
Total	$4.9	$(1.4)	$(0.8)	$(1.3)
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
The Company may also use derivative instruments that are not designated as hedges to protect the Company’s results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and the Company recognized $1.8 million of income, net, for settled foreign currency forward contracts that were not designated as hedges during the quarter ended March 30, 2025, respectively, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of March 30, 2025.
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 30, 2025 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$475.8	$475.8	$475.8	$—
Derivative financial instruments:
Assets	5.9	5.9	—	5.9
Liabilities	2.4	2.4	—	2.4
Debt (a)	1,906.7	1,886.2	1,579.5	306.7

The estimated fair value of financial instruments at December 29, 2024 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$721.2	$721.2	$721.2	$—
Derivative financial instruments:
Assets	1.9	1.9	—	1.9
Liabilities	6.0	6.0	—	6.0
Debt (a)	1,909.5	1,889.7	1,580.2	309.5
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
Note 11. Business Segments
The Company operates under two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). ATI’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. Segment EBITDA, the Company’s segment operating measure, is used by the CODM to assess segment operating performance and to determine the allocation of resources. Segment EBITDA as a percentage of segment revenues is utilized to assess the profitability of each segment and whether the Company’s strategies are resulting in margin expansion and expected operating performance improvements. The measure of segment EBITDA excludes net interest expense, income taxes, depreciation and amortization, goodwill impairment charges, debt extinguishment charges, corporate expenses, closed operations and other income (expense), restructuring and other credits/charges, gains or losses on the sale of accounts receivables, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level.
Intersegment sales are generally recorded at full cost or market. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Quarter ended March 30, 2025			Quarter ended March 31, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$584.1	$560.3	$1,144.4	$529.9	$513.0	$1,042.9
Intersegment sales	59.9	57.4	117.3	42.0	47.7	89.7
Total sales	644.0	617.7	1,261.7	571.9	560.7	1,132.6

Reconciliation of sales
Elimination of intersegment sales			(117.3)			(89.7)
Total consolidated sales			$1,144.4			$1,042.9

Less(1):
Allocated corporate overhead(2)	15.8	16.1		15.4	14.9
Other segment items(3)	497.2	518.2		458.9	474.0
Segment EBITDA	131.0	83.4	214.4	97.6	71.8	169.4

Reconciliation of segment EBITDA
Corporate expenses			(17.4)			(17.1)
Closed operations and other income (expenses)			(2.4)			(1.3)
Depreciation & amortization			(40.8)			(36.0)
Interest expense, net			(23.0)			(26.6)
Restructuring and other charges			(5.6)			(3.1)
Loss on sales of business, net			(3.7)			—

Income before taxes			$121.5			$85.3
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

Total international sales for the quarters ended March 30, 2025 and March 31, 2024 were $500.6 million and $471.3 million, respectively. Of these amounts, sales by operations in the U.S. to customers in other countries for the quarters ended March 30, 2025 and March 31, 2024 were $414.9 million and $361.3 million, respectively.
Restructuring and other charges of $5.6 million for the quarter ended March 30, 2025 include $4.0 million of start-up and transaction related costs, which are included within cost of sales on the consolidated statements of operations and $1.6 million of losses on the sale of accounts receivables. Restructuring and other charges of $3.1 million for the quarter ended March 31, 2024 include $2.9 million of start-up costs, which are included within cost of sales on the consolidated statements of operations, and $0.2 million of restructuring charges (see Note 6).
Certain additional information regarding the Company’s business segments is presented below:

	Quarter ended
(In millions)	March 30, 2025	March 31, 2024
Depreciation and amortization:
High Performance Materials & Components	$19.7	$16.3
Advanced Alloys & Solutions	19.5	18.0
Other	1.6	1.7
Total depreciation and amortization	$40.8	$36.0
Capital expenditures:
High Performance Materials & Components	$29.4	$41.7
Advanced Alloys & Solutions	23.0	23.6
Corporate	0.9	0.5
Total capital expenditures	$53.3	$65.8

Identifiable assets:	March 30, 2025	December 29, 2024
High Performance Materials & Components	$2,336.9	$2,225.9
Advanced Alloys & Solutions	2,273.6	2,207.8
Corporate:
Deferred Taxes	40.4	46.5
Cash and cash equivalents and other	533.1	750.4
Total assets	$5,184.0	$5,230.6

($ in millions)	March 30, 2025	Percent of total	December 29, 2024	Percent of total
Total assets:
United States	$4,619.9	89%	$4,666.3	89%
China	279.3	6%	310.3	6%
Other	284.8	5%	254.0	5%
Total Assets	$5,184.0	100%	$5,230.6	100%

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
For the quarters ended March 30, 2025 and March 31, 2024, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Quarter ended		Quarter ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Service cost - benefits earned during the year	$1.3	$1.5	$0.1	$0.1
Interest cost on benefits earned in prior years	4.3	4.1	2.4	2.5
Expected return on plan assets	(4.0)	(4.1)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.2)	(0.2)
Amortization of net actuarial loss	—	—	1.3	1.3
Total retirement benefit expense	$1.7	$1.6	$3.6	$3.7
Note 13. Income Taxes
The Company’s effective tax rate was 17.3%, resulting in an income tax provision of $21.0 million for the quarter ended March 30, 2025. The Company’s effective tax rate was 19.8%, resulting in an income tax provision of $16.9 million for the quarter ended March 31, 2024. The effective tax rate for the quarterly periods ended March 30, 2025 and March 31, 2024 included discrete tax benefits of $5.1 million and $3.0 million, respectively, primarily for share-based compensation. Excluding discrete tax benefits, the Company’s operating tax rates for the quarters ended March 30, 2025 and March 31, 2024 were 21.5% and 23.3%, respectively.

Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

(In millions, except per share amounts)	Quarter ended
	March 30, 2025	March 31, 2024
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$97.0	$66.1
Effect of dilutive securities:
3.5% Convertible Senior Notes due 2025	—	2.1
Numerator for diluted net income per common share –
Net income attributable to ATI after assumed conversions	$97.0	$68.2
Denominator:
Denominator for basic net income per common share – weighted average shares	141.7	126.2
Effect of dilutive securities:
Share-based compensation	2.5	2.5
3.5% Convertible Senior Notes due 2025	—	18.8
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	144.2	147.5
Basic net income attributable to ATI per common share	$0.68	$0.52
Diluted net income attributable to ATI per common share	$0.67	$0.46
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes, prior to their redemption during the third quarter of 2024, and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the quarters ended March 30, 2025 and March 31, 2024.
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), most recently authorizing the repurchase of up to $700 million, as announced in September 2024. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter ended March 30, 2025, ATI used $70.0 million to repurchase 1.2 million of its common stock under the Share Repurchase Program. At March 30, 2025, the Company has utilized $180 million of the $700 million currently authorized under the Share Repurchase Program. In the quarter ended March 31, 2024, ATI used $150.0 million to repurchase 3.4 million shares of its common stock under the Share Repurchase Program.
The Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock. The cost of share repurchases for the quarters ended March 30, 2025 and March 31, 2024 of $70.2 million and $151.2 million, respectively, differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the quarter ended March 30, 2025 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 29, 2024		$(30.5)		$(79.8)		$(2.5)		$23.3	$(89.5)
OCI before reclassifications		—		6.2		4.9		—	11.1
Amounts reclassified from AOCI	(a)	0.9	(b)	5.1	(d)	0.8	(e)	—	6.8
Net current-period OCI		0.9		11.3		5.7		—	17.9
Balance, March 30, 2025		$(29.6)		$(68.5)		$3.2		$23.3	$(71.6)
Attributable to noncontrolling interests:
Balance, December 29, 2024		$—		$5.7		$—		$—	$5.7
OCI before reclassifications		—		1.2		—		—	1.2
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		1.2		—		—	1.2
Balance, March 30, 2025		$—		$6.9		$—		$—	$6.9
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)Amounts were included in loss of asset sales and sales of businesses, net, as part of the loss on sale of the Birmingham, UK and Dusseldorf, Germany operations (see Note 5).
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
Reclassifications out of AOCI for the quarters ended March 30, 2025 and March 31, 2024 were as follows:

Details about AOCI Components (In millions)	Three months ended March 30, 2025	Three months ended March 31, 2024		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.1	0.1	(a)
Actuarial losses	(1.3)	(1.3)	(a)
	(1.2)	(1.2)	(d)	Total before tax
	(0.3)	(0.3)		Tax benefit (e)
	$(0.9)	$(0.9)		Net of tax

Currency translation adjustment	$(5.1)	$—	(b,d)

Derivatives
Nickel and other raw material contracts	$(1.3)	$—	(c)
Natural gas contracts	0.2	(2.4)	(c)
Foreign exchange contracts	0.1	0.3	(c)
Interest rate swap	—	0.4	(c)
	(1.0)	(1.7)	(d)	Total before tax
	(0.2)	(0.4)		Tax benefit (e)
	$(0.8)	$(1.3)		Net of tax

(a)Amounts are reported in nonoperating retirement benefit expense (see Note 12).
(b)Amounts in 2025 were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Birmingham, UK and Dusseldorf, Germany operations (see Note 5).
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
At March 30, 2025, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $6 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
The Company received employee retention tax credits under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) during the fiscal year ended December 31, 2022. Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. As of March 30, 2025, the Company has approximately $11.5 million of remaining deferred retention tax credits, of which the statute of limitations expires for $7.0 million in the second quarter of 2025, with the remaining expirations occurring in 2027.
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania. These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company filed a Motion to Dismiss the consolidated claims on January 27, 2025, and briefing on the Motion has been completed. The Company disputes and intends to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest market is aerospace & defense, representing 66% of sales for the quarter ended March 30, 2025, led by products for jet engines and airframes. Additionally, we have a strong presence in the specialty energy, medical and electronics markets. In aggregate, these markets represented 77% of our sales for the quarter ended March 30, 2025. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in latest generation jet engines and 3D-printed aerospace products.
ATI follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years and quarters in this Quarterly Report on Form 10-Q relate to fiscal years and quarters, rather than calendar years and quarters.
First quarter 2025 sales increased 9.7% to $1.14 billion, compared to $1.04 billion of sales for the first quarter 2024, as increases in sales to the aerospace & defense and industrial markets were offset by softness in the specialty energy, medical and electronics markets. The increase in the aerospace & defense market was primarily a result of increases in commercial jet engines sales. Total aerospace & defense sales were $754.4 million, or 66% of total sales for the first quarter 2025, compared to $615.7 million, or 59% of total sales for the first quarter 2024. Gross profit for the first quarter of 2025 was $235.8 million, or 20.6% of sales, compared to $197.4 million, or 18.9% of sales for the first quarter 2024. First quarter 2025 gross profit includes restructuring and other charges consisting of $4.0 million of start-up and transaction related costs, and $1.6 million of losses on the sale of accounts receivables. First quarter 2024 gross profit includes $2.9 million of start-up costs. These restructuring and other charges were excluded from segment EBITDA.
Restructuring charges for the first quarter of 2024 were $0.2 million, primarily for the involuntary termination of several employees in ATI’s domestic operations. In addition, interest expense decreased to $23.0 million in the first quarter of 2025 compared to $26.6 million in the first quarter of 2024, primarily as a result of the redemption of the 2025 Convertible Notes in the third quarter of 2024.
Our pre-tax income was $121.5 million in the first quarter 2025, compared to $85.3 million in the prior year period. Our effective tax rate was 17.3%, resulting in an income tax provision of $21.0 million for the first quarter of 2025. Our effective tax rate was 19.8%, resulting in an income tax provision of $16.9 million for the first quarter of 2024. Net income attributable to ATI was $97.0 million, or $0.67 per share, in the first quarter of 2025, compared to $66.1 million, or $0.46 per share, for the first quarter of 2024.
Adjusted EBITDA was $194.6 million, or 17.0% of sales, for the first quarter 2025, and $151.0 million, or 14.5% of sales, for the prior year first quarter. ATI utilizes Adjusted EBITDA and Segment EBITDA, which are non-GAAP financial measures, to assist in assessing operating performance on a consistent basis across multiple reporting periods by removing the impact of special items, which can vary from period to period, that management does not believe are directly reflective of the Company’s core operations. The Company defines special items as significant non-recurring or non-operational charges or credits, including restructuring charges or credits, gains or losses on the sale of accounts receivables, strike related costs, goodwill and long-lived asset impairments, debt extinguishment charges, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses.
We define Adjusted EBITDA as net income, excluding net interest expense, income taxes, depreciation and amortization, and special items. Our measure of Segment EBITDA, which we use to analyze the performance and results of our business segments, excludes net interest expense, income taxes, depreciation and amortization, special charges, corporate expenses, closed operations and other income (expense).
Management believes presenting these non-GAAP financial measures is useful to investors because it (1) provides investors with meaningful supplemental information regarding financial and operating performance by excluding certain items management believes do not directly impact the Company’s core operations, (2) permits investors to view performance using the same metrics that management uses to forecast, evaluate performance, and make operating and strategic decisions, and (3) provides additional information useful to investors on a period-to-period consistent basis that are commonly used to analyze companies’ operating performance. Management believes that consideration of these non-GAAP financial measures, together with our GAAP financial measures and the corresponding reconciliations, provides investors with additional understanding of the Company’s performance and trends that would be absent such disclosures.

Non-GAAP financial measures should be viewed in addition to, and not superior to or as an alternative for, the Company’s reported results prepared in accordance with GAAP. The following table provides the reconciliation of net income attributable to ATI to the Adjusted EBITDA and Total segment EBITDA non-GAAP financial measures:

	Quarter Ended
	March 30, 2025	March 31, 2024
Net income attributable to ATI	$97.0	$66.1
Net income attributable to noncontrolling interests	3.5	2.3
Net income	100.5	68.4
(+) Depreciation and amortization	40.8	36.0
(+) Interest expense	23.0	26.6
(+) Income tax provision	21.0	16.9
EBITDA	$185.3	$147.9
Adjustments for special items, pre-tax:
(+) Restructuring and other charges	5.6	3.1
(+/-) Loss on sales of businesses, net	3.7	—
Adjusted EBITDA	$194.6	$151.0
Corporate expenses	17.4	17.1
Closed operations and other (income) expense	2.4	1.3
Total segment EBITDA	$214.4	$169.4
Comparative information regarding our overall revenues (in millions) by end market and their respective percentages of total revenues for the quarters ended March 30, 2025 and March 31, 2024 is shown below.

	Quarter ended		Quarter ended
Markets	March 30, 2025		March 31, 2024
Aerospace & Defense:
Jet Engines- Commercial	$421.4	37%	$311.2	30%
Airframes- Commercial	205.8	18%	190.1	18%
Defense	127.2	11%	114.4	11%
Total Aerospace & Defense	754.4	66%	615.7	59%

Specialty Energy	50.5	4%	56.1	5%
Medical	42.4	4%	59.1	6%
Electronics	39.6	3%	52.9	5%
Other Core Markets	132.5	11%	168.1	16%

Core End Markets	886.9	77%	783.8	75%

Conventional Energy	121.8	11%	102.5	10%
Automotive	60.6	5%	56.0	5%
Construction/Mining	32.9	3%	27.2	3%
Other	42.2	4%	73.4	7%
Industrial Markets	257.5	23%	259.1	25%

Total	$1,144.4	100%	$1,042.9	100%

Sales increased 10% in the first quarter of 2025, compared to the first quarter of 2024, primarily due to increased demand in the aerospace & defense market. In aggregate, ATI’s aerospace & defense market sales increased 23% to $754 million in the first quarter 2025, compared to $616 million the first quarter 2024, reflecting a 25% increase in commercial aerospace and an 11%

increase in defense products. These increases were partially offset by declines in other core markets of 28% in medical, 25% in electronics, and 10% in specialty energy.
For the first quarter 2025, international sales increased to $501 million, or 44% of total sales, from $471 million, or 45% of total sales, in the first quarter 2024. ATI’s international sales are mostly to our core end markets.
Comparative information regarding our major products based on their percentages of revenues are shown below. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	March 30, 2025	March 31, 2024
Nickel-based alloys and specialty alloys	48%	45%
Precision forgings, castings and components	20%	19%
Titanium and titanium-based alloys	19%	18%
Zirconium and related alloys	8%	10%
Precision rolled strip products	5%	8%
Total	100%	100%
Business Segment Results

	Quarter Ended
	March 30, 2025	March 31, 2024
Sales:
High Performance Materials & Components	$584.1	$529.9
Advanced Alloys & Solutions	560.3	513.0
Total external sales	$1,144.4	$1,042.9

Segment EBITDA:
High Performance Materials & Components	$131.0	$97.6
% of Sales	22.4%	18.4%
Advanced Alloys & Solutions	83.4	71.8
% of Sales	14.9%	14.0%
Total segment EBITDA	$214.4	$169.4

Depreciation & Amortization:
High Performance Materials & Components	$19.7	$16.3
Advanced Alloys & Solutions	19.5	18.0
Other	1.6	1.7
Total depreciation & amortization	$40.8	$36.0

High Performance Materials & Components Segment
First quarter 2025 sales were $584.1 million, an increase of 10% compared to the first quarter 2024, primarily due to a 21% increase in sales to the aerospace & defense market. The increase in aerospace & defense sales was primarily due to increases in commercial jet engine sales of 34%, partially offset by declines in commercial airframe and defense sales of 5% and 3%, respectively. Overall aerospace & defense market sales were 92% of total HPMC sales in the first quarter of 2025.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended March 30, 2025 and March 31, 2024 is as follows:

	Quarter ended		Quarter ended
Markets	March 30, 2025		March 31, 2024
Aerospace & Defense:
Jet Engines- Commercial	$397.3	68%	$296.9	56%
Airframes- Commercial	81.8	14%	85.7	16%
Defense	58.4	10%	60.0	12%
Total Aerospace & Defense	537.5	92%	442.6	84%

Medical	15.8	3%	35.9	7%
Specialty Energy	12.4	2%	18.2	3%
Electronics	—	—%	1.0	—%
Other Core Markets	28.2	5%	55.1	10%

Core End Markets	565.7	97%	497.7	94%

Construction/Mining	7.1	1%	6.7	1%
Convention Energy	1.7	1%	3.5	1%
Automotive	1.4	—%	5.0	1%
Other	8.2	1%	17.0	3%
Industrial Markets	18.4	3%	32.2	6%

Total	$584.1	100%	$529.9	100%
International sales represented 46% of total segment sales for the first quarter 2025, compared to 55% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the quarters ended March 30, 2025 and March 31, 2024, is as follows:

	Quarter ended
	March 30, 2025	March 31, 2024
Nickel-based alloys and specialty alloys	41%	39%
Precision forgings, castings and components	39%	36%
Titanium and titanium-based alloys	20%	24%
Precision rolled strip products	—%	1%
Total	100%	100%
Segment EBITDA in the first quarter 2025 was $131.0 million, or 22.4% of total sales, compared to $97.6 million, or 18.4% of total sales, for the first quarter 2024. The increase in segment EBITDA, as a percentage of sales, was primarily due to higher sales and improved sales mix as well as favorable pricing.
The Company’s investments to increase capacity and focus on continuous improvement are driving improvements to our work-flow processes and operations. HPMC results for first quarter 2025 reflected year-over-year improved operating leverage and pricing as we continued to experience increasing demand from the aerospace & defense market. Although macro risks and uncertainty increased during the latter part of the first quarter, we believe our capabilities, strong backlog and long-term agreements (“LTAs”) with aerospace market OEMs for our specialty materials, including powders, parts and components, position the HPMC segment for profitable growth for the next several years. ATI has prepared for the potential risks of tariffs for many years and we have taken actions to minimize the impact of these tariffs in our contracts and supply chains. While we expect continued, near-term challenges, we believe the backlog of commercial aircraft production, increasing requirements for maintenance, repair, and operations, and the current OEM production forecasts support our long-term growth expectations in this end market.

Advanced Alloys & Solutions Segment

First quarter 2025 sales were $560.3 million, an increase of 9% compared to the first quarter 2024, primarily due a 25% increase in sales of aerospace & defense products and a 21% increase in sales to the conventional energy market. These increases were partially offset by a 24% decrease in sales to the electronics market.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended March 30, 2025 and March 31, 2024 is shown below.

	Quarter ended		Quarter ended
Markets	March 30, 2025		March 31, 2024
Aerospace & Defense:
Jet Engines- Commercial	$24.1	4%	$14.3	3%
Airframes- Commercial	124.0	22%	104.4	20%
Defense	68.8	12%	54.4	11%
Total Aerospace & Defense	216.9	38%	173.1	34%

Specialty Energy	38.1	7%	37.9	7%
Electronics	39.6	7%	51.9	10%
Medical	26.6	5%	23.2	5%
Other Core Markets	104.3	19%	113.0	22%

Core End Markets	321.2	57%	286.1	56%

Convention Energy	120.1	21%	99.0	19%
Automotive	59.2	11%	51.0	10%
Construction/Mining	25.8	5%	20.5	4%
Other	34.0	6%	56.4	11%
Industrial Markets	239.1	43%	226.9	44%

Total	$560.3	100%	$513.0	100%
International sales represented 42% of total segment sales for the first quarter of 2025, compared to 36% in the prior year’s first quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended March 30, 2025 and March 31, 2024, is presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Quarter ended
	March 30, 2025	March 31, 2024
Nickel-based alloys and specialty alloys	55%	51%
Zirconium and related alloys	17%	20%
Titanium and titanium-based alloys	17%	12%
Precision rolled strip products	11%	17%
Total	100%	100%
Segment EBITDA was $83.4 million, or 14.9% of sales, for the first quarter 2025, compared to segment EBITDA of $71.8 million, or 14.0% of sales, for the first quarter 2024. The margin increase compared to the prior year was primarily due to higher sales and a favorable sales mix on higher demand for nickel-based alloys. First quarter 2025 also included a benefit of $2.6 million due to a customer recovery for previously reserved accounts receivable.

While our margin declined sequentially from the fourth quarter 2024, that quarter included a net benefit of $4.9 million due to the Advanced Manufacturing Production Credit and a customer commercial negotiation. We continue to expect to see margin expansion through improved sales mix and improved operating performance, which was demonstrated by our year-over-year margin expansion. We are also closely monitoring macro risks and uncertainty and have taken actions to minimize the impact of tariffs in our contracts and supply chains.

Corporate Items
Corporate expenses for the first quarter of 2025 were $17.4 million, compared to $17.1 million for the first quarter 2024. Closed operations and other expense for the first quarter 2025 was $2.4 million, compared to $1.3 million for the first quarter 2024.
Interest expense, net of interest income, in the first quarter 2025 decreased to $23.0 million, compared to $26.6 million for the first quarter 2024, due to the conversion of the 2025 Convertible Notes during the third quarter 2024. Capitalized interest reduced interest expense by $3.1 million in the first quarter 2025 and $4.0 million in the first quarter 2024.
Restructuring and other charges of $5.6 million for the first quarter of 2025 include $4.0 million of start-up and transaction related costs, and $1.6 million for losses on sale of accounts receivables. Restructuring and other charges of $3.1 million for the first quarter of 2024 include $2.9 million of start-up costs and $0.2 million of restructuring costs. Start up and transaction related costs are included within cost of sales in the consolidated statements of operations. These restructuring and other charges were excluded from segment EBITDA. Cash payments associated with prior restructuring programs were $1.7 million in the first quarter of 2025. Of the $6.8 million of remaining reserves associated with these restructuring actions as of March 30, 2025, all are expected to be paid within the next year.
Managed Working Capital
As part of managing the performance of our business, we focus on Managed working capital, a non-GAAP financial measure that we define as gross accounts receivable, short-term contract assets and gross inventories, excluding the effects of reserves for uncollectible accounts receivable and inventory valuation reserves, less accounts payable and short-term contract liabilities. We assess Managed working capital performance as a percentage of the prior three months annualized sales. Managed working capital is not intended to replace working capital or other GAAP financial measures or to be used as a measure of liquidity.

Management believes this non-GAAP financial measure focuses on the assets and liabilities most closely attributable to our core operations, allowing Management to quantify and evaluate the asset intensity of our business. Further, Management believes this non-GAAP financial measure provides investors with additional insights into the Company’s effectiveness in balancing the need to maintain appropriate asset levels to support sales growth and operations while deploying our cash effectively.
We employ several strategies to actively manage our Managed working capital, seeking to effectively balance the need to maintain appropriate levels of Managed working capital to support our growth and operations, while deploying our cash efficiently. Our strategies include, but are not limited to, taking advantage of favorable customer and supplier payment terms, participating in supplier financing programs, accounts receivable factoring arrangements and other customer financing programs, managing the timing of purchases of raw materials, and leveling manufacturing process throughput and shipping to limit periodic increases in Managed working capital.
At March 30, 2025, Managed working capital increased as a percentage of annualized sales to 35.9% compared to 30.9% at December 29, 2024. The increase in Managed working capital as a percentage of annualized sales was primarily due to seasonal inventory builds and the timing of shipments and vendor payments in the quarter. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 21% as of March 30, 2025 compared to year end 2024. Gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, worsened by 4% as of March 30, 2025 compared to year end 2024.

The computations of Managed working capital at March 30, 2025 and December 29, 2024, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows. The December 29, 2024 amounts include management working capital balances that are classified as held for sale.

	March 30,	December 29,
(In millions)	2025	2024
Accounts receivable	$827.0	$709.2
Short-term contract assets	85.9	75.6
Inventory	1,396.9	1,353.0
Accounts payable	(563.2)	(609.1)
Short-term contract liabilities	(187.1)	(169.4)
Subtotal	1,559.5	1,359.3
Allowance for doubtful accounts	11.6	15.0
Inventory valuation reserves	74.2	68.5
Net managed working capital held for sale	—	8.5
Managed working capital	$1,645.3	$1,451.3
Annualized prior 3 months sales	$4,577.7	$4,690.5
Managed working capital as a % of annualized sales	35.9%	30.9%
Income Taxes
Our effective tax rate was 17.3%, resulting in an income tax provision of $21.0 million for the quarter ended March 30, 2025. Our effective tax rate was 19.8%, resulting in an income tax provision of $16.9 million for the quarter ended March 31, 2024. The effective tax rate for the quarterly periods ended March 30, 2025 and March 31, 2024 included discrete tax benefits of $5.1 million and $3.0 million, respectively, primarily for share-based compensation in. Excluding discrete tax benefits, the Company’s operating tax rates for the quarters ended March 30, 2025 and March 31, 2024 were 21.5% and 23.3%, respectively.
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
As of March 30, 2025, there were no outstanding borrowings under the revolving portion of the ABL facility, and $30.5 million was utilized to support the issuance of letters of credit. At March 30, 2025, we had $476 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $537 million. Our next significant debt maturity are the 6.95% Debentures due 2025 issued by our wholly owned subsidiary, Allegheny Ludlum LLC.s in the fourth quarter of this year.
Periodically, our Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $700 million that was announced in September 2024. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter ended March 30, 2025, ATI used $70.0 million to repurchase 1.2 million of its common stock under the Share Repurchase Program. In the quarter ended March 31, 2024, ATI used $150.0 million to repurchase 3.4 million shares of its common stock under the Share Repurchase Program. At March 30, 2025, ATI has utilized $180 million of the $700 million currently authorized under the Share Repurchase Program.
We believe that internally generated funds, current cash on hand and available borrowings under the ABL facility will be adequate to meet our liquidity needs. In the event we decide to obtain additional financing, the cost and terms and conditions of such borrowings may be influenced by our credit rating. In addition, we regularly review our capital structure, various financing alternatives, and conditions in the debt and equity markets in order to opportunistically enhance our capital structure. As a result, we may seek to refinance or retire existing indebtedness, incur new or additional indebtedness or issue equity or equity-linked securities, in each case, depending on market and other conditions. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

In managing our overall capital structure, we focus on the ratio of net debt to Adjusted EBITDA, which we use as a measure of our ability to repay our incurred debt. We define net debt as the total principal balance of our outstanding indebtedness excluding deferred financing costs, net of cash, at the balance sheet date. See above for our definition of Adjusted EBITDA, which is a non-GAAP measures and is not intended to represent, and should not be considered more meaningful than, or as an alternative to, a measure of operating performance as determined in accordance with U.S. GAAP. Our ratio of net debt to Adjusted EBITDA (Adjusted EBITDA Leverage Ratio) measures net debt at the balance sheet date to Adjusted EBITDA as calculated on the trailing twelve-month period from this balance sheet date.
Our Total Debt to Adjusted EBITDA Leverage ratio improved in the first quarter of 2025 compared to year end 2024, while our Net Debt to Adjusted EBITDA Leverage ratio worsened in the first quarter of 2025 compared to year end 2024, largely due to a decreased cash balance. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Trailing 12-month period ended	Year ended
	March 30, 2025	December 29, 2024
Net income attributable to ATI	$398.7	$367.8
Net income attributable to noncontrolling interests	16.1	14.9
Net income	414.8	382.7
Interest expense	104.6	108.2
Depreciation and amortization	156.3	151.5
Income tax provision (benefit)	107.5	103.4
Pension remeasurement loss	14.1	14.1
Restructuring and other charges	24.6	22.1
Loss on asset sales and sale of businesses, net	(49.2)	(52.9)
Adjusted EBITDA	$772.7	$729.1

Debt	$1,893.2	$1,895.3
Add: Debt issuance costs	13.5	14.2
Total debt	1,906.7	1,909.5
Less: Cash	(475.8)	(721.2)
Net debt	$1,430.9	$1,188.3

Total Debt to Adjusted EBITDA	2.47	2.62
Net Debt to Adjusted EBITDA	1.85	1.63
Cash Flow
Cash used in operations was $92.5 million in the first quarter of 2025, compared to cash used in operations of $98.8 million in the first quarter of 2024. Both periods reflect higher accounts receivable and higher inventory balances due to increased operating levels as well as seasonal inventory builds. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. Other significant first quarter 2025 and 2024 operating cash flow items included payment of the annual cash incentive compensation.
Cash used in investing activities was $50.6 million in the first quarter of 2025, which included $53.3 million for capital expenditures. Cash used in investing activities was $63.8 million in the first quarter of 2024, which included $65.8 million for capital expenditures. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, borrowings under the ABL facility.
Cash used in financing activities was $107.5 million in the first quarter of 2025, which included $70.0 million to repurchase 1.2 million shares of ATI stock. Cash used in financing activities was $186.9 million in the first quarter of 2024, which included $150.0 million to repurchase 3.4 million shares of ATI stock. All share repurchases were made pursuant to the Share Repurchase Program authorized by our Board of Directors.
At March 30, 2025, cash and cash equivalents on hand totaled $475.8 million, a decrease of $245.4 million from year end 2024. Cash and cash equivalents held by our foreign subsidiaries was $198.8 million at March 30, 2025, of which $71.3 million was held by the STAL joint venture.

Critical Accounting Policies
Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 29, 2024.
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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty materials and changes in international trade duties and other aspects of international trade policy; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages; (h) the risks of business and economic disruption associated with extraordinary events beyond our control, such as war, terrorism, international conflicts, public health issues, such as epidemics or pandemics, natural disasters and climate-related events that may arise in the future; and (i) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 29, 2024, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. Any gain or loss associated with this hedging arrangement was included in interest expense. There are no outstanding derivative interest rate contracts at March 30, 2025.
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
At March 30, 2025, the outstanding financial derivatives used to hedge our exposure to energy cost volatility consisted of natural gas hedges covering approximately 75% of our forecasted domestic requirements for natural gas for the remainder of 2025 and approximately 35% for 2026. At March 30, 2025, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax gain of $5.5 million, comprised of $4.6 million in prepaid expenses and other current assets and $0.9 million in other long-term assets on the balance sheet. For the quarter ended March 30, 2025, natural gas hedging activity decreased cost of sales by $0.2 million.
Volatility of Raw Material Prices. We use raw material surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2024, we used approximately 70 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 30, 2025, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 6% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At March 30, 2025, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $2.0 million, comprised of $0.3 million in prepaid expenses and other current assets, $0.1 million in other long-term assets, $2.3 million in other current liabilities and $0.1 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies we expect to receive from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 30, 2025, we had no material outstanding foreign currency forward contracts.
We may also use derivative instruments that are not designated as hedges to protect our results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and we recognized $1.8 million of income, net, for settled foreign currency forward contracts that were not designated as hedges during the quarter ended March 30, 2025, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of March 30, 2025.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 30, 2025, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 30, 2025 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 29, 2024, and addressed in Note 16 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Pension Annuitization Litigation. In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania. These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company filed a Motion to Dismiss the consolidated claims on January 27, 2025, and briefing on the Motion has been completed. The Company disputes and intends to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Richland Operations Local Air Permitting. In late 2024, Benton Clean Air Agency (“BCAA”) issued a Notice of Violation (“NOV”) to our subsidiary, International Hearth Melting, LLC d/b/a ATI Specialty Materials (“ATISM”) for failure to identify and quantify air pollutants in the original 1997 permit application for the Richland, Washington (“Richland”) electron beam furnace, which was purchased by ATISM in 1998, in alleged violation of certain provisions of the Washington Administrative Code (“WAC”). BCAA also issued an Order of Correction directing ATI to submit an application for installation of a pollution control device for the existing furnace and to install the approved pollution control device. On March 26, 2025, BCAA issued a second NOV to ATISM for failure to obtain an order of approval prior to construction of a second electron beam furnace, in alleged violation of the WAC. A permit approving the construction of the second furnace was issued March 17, 2025. On April 8, 2025, the Company received a draft settlement offer from BCAA to resolve these matters. The Company is currently engaged in discussions with BCAA. While the possibility exists that any such resolution may require ATISM to make additional investments in the Richland facility and/or pay a penalty to resolve allegations regarding its alleged WAC violations, the Company does not currently anticipate such investment and/or penalty, if any, will be material to its business or consolidated financial performance.

Item 1A.	Risk Factors
The following is an update to, and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10- K for the year ended December 29, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Labor Matters. We have approximately 7,800 active employees, of which approximately 10% are located outside the United States. Approximately 35% of our workforce is covered by various CBAs, predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire. On April 22, 2025, we reached agreements with the USW for new CBAs that cover nearly 1,000 USW represented full-time employees within our AA&S operations for a six-year term that extends through February 28, 2031.
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
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits, filed in federal district court for the Western District of Pennsylvania, that assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. These two lawsuits were consolidated in late 2024. In January 2025, we filed a Motion to Dismiss the consolidated claims, and briefing on the Motion has been completed. We intend to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprised of shares repurchased by ATI under the $700 million Share Repurchase Program authorized by the Company’s Board of Directors in September 2024 and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation. The Company’s current Stock Repurchase Program has no time limit, does not obligate the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 30, 2024 - February 2, 2025	466,632	$56.49	—	$590,000,054
February 3, 2025 - March 2, 2025	809,780	$60.18	780,877	$542,950,377
March 3, 2025 - March 30, 2025	426,342	$57.27	400,913	$520,000,141
Total	1,702,754	$58.44	1,181,790	$520,000,141
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases

Item 5.	Other Information

Rule 10b5-1 Plan Elections

During the quarter ended March 30, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K of the Securities Exchange Act of 1934. On February 26, 2025, David J. Morehouse, who is a member of the Company’s Board of Directors, entered into a non-10b5-1 trading arrangement, as such term is defined in Item 408(c), pursuant to which he made an irrevocable election to contribute 17,000 shares of the Company’s common stock to an exchange fund in exchange for shares of the exchange fund. The shares of the Company’s common stock that Mr. Morehouse elected to contribute were held in a separate escrow account from the time of his irrevocable election until the exchange transaction settled on April 1, 2025.

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
ATI INC.
(Registrant)

Date:	May 1, 2025	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2025	By	/s/ Michael B. Miller
Michael B. Miller
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)