Form 10-Q
period 2025-06-29
ATI INC
filed 2025-07-31
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 11, 2025, the registrant had outstanding 137,832,132 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended June 29, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 29, 2025	December 29, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$319.6	$721.2
Accounts receivable, net	787.9	709.2
Short-term contract assets	86.4	75.6
Inventories, net	1,412.6	1,353.0
Prepaid expenses and other current assets	96.0	86.0
Total Current Assets	2,702.5	2,945.0
Property, plant and equipment, net	1,818.0	1,776.9
Goodwill	227.2	227.2
Other assets	273.3	281.5
Total Assets	$5,021.0	$5,230.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$532.3	$609.1
Short-term contract liabilities	171.7	169.4
Short-term debt and current portion of long-term debt	179.3	180.4
Other current liabilities	189.3	249.6
Total Current Liabilities	1,072.6	1,208.5
Long-term debt	1,710.7	1,714.9
Accrued postretirement benefits	157.1	164.3
Pension liabilities	35.7	37.2
Other long-term liabilities	186.9	150.5
Total Liabilities	3,163.0	3,275.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-142,871,688 shares at June 29, 2025 and 142,871,688 shares at December 29, 2024; outstanding-137,832,132 shares at June 29, 2025 and 141,387,049 shares at December 29, 2024	14.3	14.3
Additional paid-in capital	1,879.5	1,943.9
Retained earnings	262.2	64.3
Treasury stock: 5,039,556 shares at June 29, 2025 and 1,484,639 shares at December 29, 2024	(356.1)	(82.6)
Accumulated other comprehensive loss, net of tax	(56.5)	(89.5)
Total ATI stockholders’ equity	1,743.4	1,850.4
Noncontrolling interests	114.6	104.8
Total Equity	1,858.0	1,955.2
Total Liabilities and Equity	$5,021.0	$5,230.6

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Year-to-date period ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales	$1,140.4	$1,095.3	$2,284.8	$2,138.2

Cost of sales	897.9	867.9	1,806.5	1,713.4
Gross profit	242.5	227.4	478.3	424.8
Selling and administrative expenses	82.8	88.9	167.8	170.9
Restructuring credits	(1.3)	(1.9)	(1.3)	(1.7)
Loss (gain) on asset sales and sales of businesses, net	—	(2.2)	3.9	(2.2)
Operating income	161.0	142.6	307.9	257.8
Nonoperating retirement benefit expense	(4.1)	(3.7)	(8.0)	(7.4)
Interest expense, net	(25.4)	(28.4)	(48.4)	(55.0)
Other income, net	1.8	0.4	3.3	0.8
Income before income taxes	133.3	110.9	254.8	196.2
Income tax provision	29.3	25.3	50.3	42.2
Net income	104.0	85.6	204.5	154.0
Less: Net income attributable to noncontrolling interests	3.3	3.7	6.8	6.0
Net income attributable to ATI	$100.7	$81.9	$197.7	$148.0

Basic net income attributable to ATI per common share	$0.72	$0.66	$1.40	$1.18

Diluted net income attributable to ATI per common share	$0.70	$0.58	$1.38	$1.04

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended		Year-to-date period ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$104.0	$85.6	$204.5	$154.0
Currency translation adjustment
Unrealized net change arising during the period	18.3	(3.7)	25.7	(10.3)
Reclassification adjustment included in net income	—	—	5.1	—
Total	18.3	(3.7)	30.8	(10.3)
Derivatives
Net derivatives gain (loss) on hedge transactions	(4.4)	(0.6)	2.0	(2.4)
Reclassification to net income of net realized loss	1.6	2.6	2.6	4.3
Income taxes on derivative transactions	(0.6)	1.2	1.1	1.2
Total	(2.2)	0.8	3.5	0.7
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	1.3	1.3	2.6	2.6
Prior service cost
Amortization to net income of net prior service credits	(0.1)	(0.2)	(0.2)	(0.3)
Income taxes on postretirement benefit plans	0.4	0.2	0.7	0.5
Total	0.8	0.9	1.7	1.8
Other comprehensive income (loss), net of tax	16.9	(2.0)	36.0	(7.8)
Comprehensive income	120.9	83.6	240.5	146.2
Less: Comprehensive income attributable to noncontrolling interests	5.1	3.1	9.8	5.2
Comprehensive income attributable to ATI	$115.8	$80.5	$230.7	$141.0

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Year-to-date period ended
	June 29, 2025	June 30, 2024
Operating Activities:
Net income	$204.5	$154.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.4	73.9
Share-based compensation	14.6	17.2
Deferred taxes	33.5	30.3
Net loss (gain) from disposal of property, plant and equipment	0.2	(2.1)
Loss on sales of businesses	3.7	—
Changes in operating assets and liabilities:
Inventories	(50.6)	(94.2)
Accounts receivable	(71.9)	(103.4)
Accounts payable	(56.0)	16.7
Retirement benefits	(4.1)	(5.7)
Accrued liabilities and other	(87.3)	(84.4)
Cash provided by operating activities	69.0	2.3
Investing Activities:
Purchases of property, plant and equipment	(125.4)	(126.0)
Proceeds from disposal of property, plant and equipment	0.1	5.9
Proceeds from sales of businesses, net of transaction costs	2.0	—
Other	4.1	3.0
Cash used in investing activities	(119.2)	(117.1)
Financing Activities:
Payments on long-term debt and finance leases	(16.3)	(14.1)
Net payments under credit facilities	—	(4.9)
Purchase of treasury stock	(320.0)	(150.0)
Shares repurchased for income tax withholding on share-based compensation and other	(29.5)	(24.9)
Cash used in financing activities	(365.8)	(193.9)
Effect of exchange rate changes on cash and cash equivalents	14.4	—
Less: Cash held for sale	—	(9.6)
Decrease in cash and cash equivalents	(401.6)	(318.3)
Cash and cash equivalents at beginning of period	721.2	743.9
Cash and cash equivalents at end of period	$319.6	$425.6
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, March 31, 2024	$13.4	$1,703.1	$(4.0)	$(360.1)	$(88.8)	$109.6	$1,373.2
Net income	—	—	81.9	—	—	3.7	85.6
Other comprehensive loss	—	—	—	—	(1.4)	(0.6)	(2.0)
Purchase of treasury stock	—	—	—	—	—	—	—
Employee stock plans	—	9.8	0.5	0.8	—	—	11.1
Balance, June 30, 2024	$13.4	$1,712.9	$78.4	$(359.3)	$(90.2)	$112.7	$1,467.9
Balance, March 30, 2025	$14.3	$1,873.8	$161.3	$(105.0)	$(71.6)	$109.5	$1,982.3
Net income	—	—	100.7	—	—	3.3	104.0
Other comprehensive income	—	—	—	—	15.1	1.8	16.9
Purchase of treasury stock	—	—	—	(252.6)	—	—	(252.6)
Employee stock plans	—	5.7	0.2	1.5	—	—	7.4
Balance, June 29, 2025	$14.3	$1,879.5	$262.2	$(356.1)	$(56.5)	$114.6	$1,858.0

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2023	$13.2	$1,697.1	$(70.1)	$(184.0)	$(83.2)	$107.5	$1,480.5
Net income	—	—	148.0	—	—	6.0	154.0
Other comprehensive loss	—	—	—	—	(7.0)	(0.8)	(7.8)
Purchase of treasury stock	—	—	—	(151.2)	—	—	(151.2)
Employee stock plans	0.2	15.8	0.5	(24.1)	—	—	(7.6)
Balance, June 30, 2024	$13.4	$1,712.9	$78.4	$(359.3)	$(90.2)	$112.7	$1,467.9
Balance, December 29, 2024	$14.3	$1,943.9	$64.3	$(82.6)	$(89.5)	$104.8	$1,955.2
Net income	—	—	197.7	—	—	6.8	204.5
Other comprehensive income	—	—	—	—	33.0	3.0	36.0
Purchase of treasury stock	—	—	—	(322.8)	—	—	(322.8)
Employee stock plans	—	(64.4)	0.2	49.3	—	—	(14.9)
Balance, June 29, 2025	$14.3	$1,879.5	$262.2	$(356.1)	$(56.5)	$114.6	$1,858.0

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
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues by global and geographical markets for the quarters and year-to-date periods ended June 29, 2025 and June 30, 2024 is included in the following tables.

(in millions)	Quarter ended
	June 29, 2025			June 30, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$419.6	$28.2	$447.8	$331.8	$21.0	$352.8
Airframes- Commercial	77.3	117.9	195.2	93.7	117.1	210.8
Defense	61.8	57.0	118.8	52.0	68.3	120.3
Total Aerospace & Defense	558.7	203.1	761.8	477.5	206.4	683.9

Specialty Energy	14.7	48.8	63.5	22.5	54.1	76.6
Medical	15.4	23.5	38.9	33.0	28.7	61.7
Electronics	—	43.7	43.7	2.0	38.8	40.8
Other Core Markets	30.1	116.0	146.1	57.5	121.6	179.1

Core End Markets	588.8	319.1	907.9	535.0	328.0	863.0

Conventional Energy	1.4	91.5	92.9	2.4	63.7	66.1
Automotive	2.8	62.0	64.8	3.8	67.0	70.8
Construction/Mining	8.1	25.2	33.3	8.3	35.9	44.2
Other	7.7	33.8	41.5	12.5	38.7	51.2
Industrial Markets	20.0	212.5	232.5	27.0	205.3	232.3

Total	$608.8	$531.6	$1,140.4	$562.0	$533.3	$1,095.3

(in millions)	Year-to-date period ended
	June 29, 2025			June 30, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$816.9	$52.3	$869.2	$628.7	$35.3	$664.0
Airframes- Commercial	159.1	241.9	401.0	179.4	221.5	400.9
Defense	120.2	125.8	246.0	112.0	122.7	234.7
Total Aerospace & Defense	1,096.2	420.0	1,516.2	920.1	379.5	1,299.6

Specialty Energy	27.1	86.9	114.0	40.7	92.0	132.7
Medical	31.2	50.1	81.3	68.9	51.9	120.8
Electronics	—	83.3	83.3	3.0	90.7	93.7
Other Core Markets	58.3	220.3	278.6	112.6	234.6	347.2

Core End Markets	1,154.5	640.3	1,794.8	1,032.7	614.1	1,646.8

Conventional Energy	3.1	211.6	214.7	5.9	162.7	168.6
Automotive	4.2	121.2	125.4	8.8	118.0	126.8
Construction/Mining	15.2	51.0	66.2	15.0	56.4	71.4
Other	15.9	67.8	83.7	29.5	95.1	124.6
Industrial Markets	38.4	451.6	490.0	59.2	432.2	491.4

Total	$1,192.9	$1,091.9	$2,284.8	$1,091.9	$1,046.3	$2,138.2

(in millions)	Quarter ended
	June 29, 2025			June 30, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$350.3	$300.1	$650.4	$271.4	$367.1	$638.5
Europe	168.7	67.1	235.8	224.0	54.2	278.2
Asia	43.8	105.4	149.2	37.3	88.2	125.5
Canada	17.0	22.9	39.9	13.7	12.2	25.9
South America, Middle East and other	29.0	36.1	65.1	15.6	11.6	27.2
Total	$608.8	$531.6	$1,140.4	$562.0	$533.3	$1,095.3

(in millions)	Year-to-date period ended
	June 29, 2025			June 30, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$666.7	$627.5	$1,294.2	$512.1	$698.0	$1,210.1
Europe	360.0	136.5	496.5	435.5	104.9	540.4
Asia	77.1	186.4	263.5	76.2	165.5	241.7
Canada	37.1	42.6	79.7	29.0	24.5	53.5
South America, Middle East and other	52.0	98.9	150.9	39.1	53.4	92.5
Total	$1,192.9	$1,091.9	$2,284.8	$1,091.9	$1,046.3	$2,138.2

Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	June 29, 2025			June 30, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	44%	53%	48%	39%	49%	44%
Precision forgings, castings and components	39%	—%	21%	37%	—%	19%
Titanium and titanium-based alloys	17%	17%	17%	24%	15%	20%
Zirconium and related alloys	—%	19%	9%	—%	18%	8%
Precision rolled strip products	—%	11%	5%	—%	18%	9%
Total	100%	100%	100%	100%	100%	100%

	Year-to-date period ended
	June 29, 2025			June 30, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	43%	54%	48%	39%	50%	44%
Precision forgings, castings and components	39%	—%	21%	36%	—%	19%
Titanium and titanium-based alloys	18%	17%	18%	24%	13%	19%
Zirconium and related alloys	—%	18%	8%	—%	19%	9%
Precision rolled strip products	—%	11%	5%	1%	18%	9%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $3.7 billion and $4.1 billion at June 29, 2025 and June 30, 2024, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at June 29, 2025 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of June 29, 2025 and December 29, 2024, accounts receivable from customers were $791.3 million and $724.2 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the year-to-date periods ended June 29, 2025 and June 30, 2024:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	June 29, 2025	June 30, 2024
Balance as of beginning of year	$15.0	$3.2
Expense to increase the reserve	0.6	—
Write-offs and recoveries of uncollectible accounts	(12.2)	(0.5)
Balance as of period end	$3.4	$2.7

(in millions)
Contract Assets
Short-term	June 29, 2025	June 30, 2024
Balance as of beginning of year	$75.6	$59.1
Recognized in current year	62.0	53.2
Reclassified to accounts receivable	(51.2)	(24.7)
Balance as of period end	$86.4	$87.6

(in millions)
Contract Liabilities
Short-term	June 29, 2025	June 30, 2024
Balance as of beginning of year	$169.4	$163.6
Recognized in current year	78.6	59.9
Amounts in beginning balance reclassified to revenue	(68.6)	(50.9)
Current year amounts reclassified to revenue	(22.0)	(20.5)
Other	(0.4)	—
Reclassification to/from long-term	14.7	8.8
Balance as of period end	$171.7	$160.9

Long-term (a)	June 29, 2025	June 30, 2024
Balance as of beginning of year	$45.3	$39.4
Recognized in current year	2.4	3.3
Amounts in beginning balance reclassified to revenue	(0.4)	—
Other	(2.4)	—
Reclassification to/from short-term	(14.7)	(8.8)
Balance as of period end	$30.2	$33.9
(a) Long-term contract liabilities are included in other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $13.9 million and $12.0 million as of June 29, 2025 and December 29, 2024, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the quarter and year-to-date period ended June 29, 2025 was $0.7 million and $0.9 million, respectively. Contract cost amortization expense for the quarter and year-to-date period ended June 30, 2024 was $0.3 million and $0.6 million, respectively.
Note 3. Inventories
Inventories at June 29, 2025 and December 29, 2024 were as follows (in millions):

	June 29, 2025	December 29, 2024
Raw materials and supplies	$247.0	$206.4
Work-in-process	1,151.2	1,144.1
Finished goods	94.7	71.0
	1,492.9	1,421.5
Inventory valuation reserves	(80.3)	(68.5)
Total inventories, net	$1,412.6	$1,353.0
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at June 29, 2025 and December 29, 2024 was as follows (in millions):

	June 29, 2025	December 29, 2024
Land	$31.2	$30.8
Buildings and leasehold improvements	749.6	735.2
Equipment	3,247.4	3,145.3
	4,028.2	3,911.3
Accumulated depreciation and amortization	(2,210.2)	(2,134.4)
Total property, plant and equipment, net	$1,818.0	$1,776.9

The construction in progress portion of property, plant and equipment at June 29, 2025 was $260.0 million. Capital expenditures on the consolidated statement of cash flows for the year-to-date periods ended June 29, 2025 and June 30, 2024 exclude $15.6 million and $26.0 million, respectively, of accrued capital expenditures that were included in property, plant and equipment at June 29, 2025 and June 30, 2024, respectively.
Note 5. Divestitures
During the first quarter of 2025, the Company completed the sale of certain immaterial, non-core operations in Birmingham, UK and Dusseldorf, Germany, which were part of our European business in the HPMC Segment. A $3.7 million loss on sale of these operations is reported in loss on asset sales and sales of businesses, net, on the consolidated statement of operations for the year-to-date period ended June 29, 2025, and is excluded from segment results. The Company received proceeds, net of transaction costs, of $2.0 million in the first half of 2025, which is reported as an investing activity on the consolidated statement of cash flows. The Company will receive additional proceeds of approximately $8.1 million over the next 12 months for this sale, which is reported as an other receivable in prepaid expenses and other current assets on the consolidated balance sheet at June 29, 2025. In fiscal year 2024, these operations had external sales of approximately $39.1 million and income before tax of approximately $2.4 million.
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

Majority-Owned Joint Ventures

STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip (PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of June 29, 2025 were $86.7 million.

Next Gen Alloys LLC:
The Company has a 51% interest in Next Gen Alloys LLC, a joint venture with GE Aviation for the development of a new meltless titanium alloy powder manufacturing technology; however, there is no ongoing development. Next Gen Alloys LLC funds its development activities through the sale of shares to the two joint venture partners. Cash and cash equivalents held by this joint venture as of June 29, 2025 were $1.0 million.
Note 7. Supplemental Financial Statement Information
Other income (expense), net for the quarters and year-to-date periods ended June 29, 2025 and June 30, 2024 was as follows:

(in millions)	Quarter ended		Year-to-date period ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Rent and royalty income	$1.8	$0.8	$3.3	$1.6
Other	—	(0.4)	—	(0.8)
Total other income, net	$1.8	$0.4	$3.3	$0.8

Restructuring
Restructuring charges were a credit for both the quarter and year-to-date period ended June 29, 2025 of $1.3 million for a reduction in severance-related reserves for approximately 40 employees for a previous restructuring in the AA&S segment. Restructuring charges were a credit for the quarter and year-to-date period ended June 30, 2024 of $1.9 million and $1.7 million, respectively, primarily for a reduction in severance-related reserves for approximately 80 employees based on changes in planned operating rates and revised workforce reduction estimates, which included the ongoing restructuring for the

Company’s European operations. These amounts are presented as restructuring charges/credits in the consolidated statements of operations and are excluded from segment results.
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 29, 2024	$9.0
Adjustments	(1.3)
Divestitures	(0.5)
Payments	(4.1)
Balance at June 29, 2025	$3.1
During the year-to-date period ended June 29, 2025, the Company de-recognized $0.5 million of restructuring reserves in connection with the sale of non-core operations in Birmingham, UK and Dusseldorf, Germany (see Note 5 for further explanation). The $3.1 million restructuring reserve balance at June 29, 2025 is recorded in other current liabilities on the consolidated balance sheet.
Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a predetermined discount rate commensurate with the creditworthiness of ATI. As of June 29, 2025 and December 29, 2024, the Company had $61.5 million and $34.8 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.
Sale of Receivables Program
During the fourth quarter of 2024, the Company entered into an accounts receivables purchase agreement (Receivables Purchase Agreement) with a third-party financial institution to periodically sell certain accounts receivables at a discount. These accounts receivable sales are accounted for as a sale of assets under ASC 860, Transfers and Servicing, as the Company’s continuing involvement is limited to servicing the accounts receivable, collecting the payments for the underlying accounts receivables and remitting such collections to the financial institution. The financial institution is responsible for any credit risk associated with the sold accounts receivable. The Company receives the purchase price, equal to the accounts receivable less the discount, at the time of the sale.
The Company sold $39.4 million and $68.2 million of its receivables under this program during the quarter and year-to-date periods ended June 29, 2025, respectively, resulting in de-recognition of the receivables from the Company’s consolidated balance sheet. The Company had no amounts collected on behalf of the financial institution under the Receivables Purchase Agreement at June 29, 2025. The losses associated with these transactions of $0.3 million and $0.5 million are reflected in the Company’s consolidated statement of operations for the quarter and year-to-date periods ended June 29, 2025, respectively, and are excluded from segment results. The cash received on these sales of accounts receivable during the year-to-date period ended June 29, 2025 is presented in changes in receivables within operating activities in the consolidated statement of cash flows.
Other Customer Receivable Sales
In the second quarter and year-to-date period ended June 29, 2025, the Company sold $91.5 million and $164.1 million, respectively, of certain customers’ accounts receivable through programs established by those customers with third-party financial institutions. In the second quarter and year-to-date period ended June 30, 2024, the Company sold $74.3 million and $142.3 million, respectively, of certain customers’ accounts receivable through programs established by those customers with third-party financial institutions. These customers have extended payment terms and provide the programs to enable suppliers to receive more timely payments. The Company has no continuing involvement with the receivables sold under these programs, including no servicing requirement. The proceeds from these transactions are presented in changes in receivables within operating activities in the consolidated statement of cash flows. The losses associated with these transactions of $1.3 million and $2.7 million for the quarter and year-to-date periods ended June 29, 2025, respectively, and $1.3 million and $2.9 million for the quarter and year-to-date periods ended June 30, 2024, respectively, are reflected in the Company’s consolidated statements of operations and are excluded from segment results.

Note 8. Debt
Debt at June 29, 2025 and December 29, 2024 was as follows (in millions):

	June 29, 2025	December 29, 2024
ATI Inc. 7.25% Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	—	—
Finance leases and other	102.9	109.5
Debt issuance costs	(12.9)	(14.2)
Debt	1,890.0	1,895.3
Short-term debt and current portion of long-term debt	179.3	180.4
Long-term debt	$1,710.7	$1,714.9

(a) The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.
Revolving Credit Facility

On June 13, 2025, the Company amended its Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s operations. As amended, the ABL facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. This amendment extended the ABL facility through June 2030. The amended ABL includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (Term Loan), and a swing loan facility of up to $60 million. Additionally, the amendment gives the Company the ability, through June 13, 2026 and as long as no default or event of default has occurred and is continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw Term Loan). The Term Loan and Delayed-Draw Term Loan each bear interest at rate of 2.0% above the adjusted Secured Overnight Financing Rate (SOFR) and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL.

The ABL, as amended, has applicable interest rates that are consistent with the previous facility, using SOFR plus an applicable SOFR adjustment. As amended, the applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of June 29, 2025. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC, the 5.875% Senior Notes due 2027 and the 4.875% Notes due 2029. Costs associated with entering into the ABL amendment were $2.8 million, and are being amortized to interest expense over the extended term of the facility ending June 2030, along with $1.9 million of unamortized deferred costs previously recorded for the ABL. The ABL, as amended, also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.

As of June 29, 2025, there were no outstanding borrowings under the revolving portion of the ABL facility, and $29.4 million was utilized to support the issuance of letters of credit. There were no revolving credit borrowings under the ABL facility during the year-to-date periods ended June 29, 2025 or June 30, 2024. The Company also has foreign credit facilities, primarily in China, that total $72 million based on June 29, 2025 foreign exchange rates, none of which was drawn as of June 29, 2025 or December 29, 2024.
Note 9. Derivative Financial Instruments and Hedging
As part of its risk management strategy, the Company, from time-to-time, utilizes derivative financial instruments to manage its exposure to changes in raw material prices, energy costs, foreign currencies, and interest rates. In accordance with applicable accounting standards, the Company accounts for most of these contracts as hedges.
The Company sometimes uses futures and swap contracts to manage exposure to changes in prices for forecasted purchases of raw materials, such as nickel, and natural gas. Under these contracts, which are generally accounted for as cash flow hedges, the price of the item being hedged is fixed at the time that the contract is entered into, and the Company is obligated to make or entitled to receive a payment equal to the net change between this fixed price and the market price at the date the contract matures.
The majority of ATI’s products are sold under contractual arrangements that include raw material surcharges and index mechanisms. However, as of June 29, 2025, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 6% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged is the variable selling price or the variable raw material cost, respectively.
At June 29, 2025, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility consisted of natural gas cost hedges. At June 29, 2025, the Company hedged approximately 65% of its forecasted domestic requirements for natural gas for the remainder of 2025 and approximately 35% for 2026.
While most of the Company’s direct export sales are transacted in U.S. dollars, it uses foreign currency exchange contracts, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies it expects to receive from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 29, 2025, the Company had no material outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no outstanding derivative interest rate contracts at June 29, 2025.
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

(In millions) Asset derivatives	Balance sheet location	June 29, 2025	December 29, 2024
Derivatives designated as hedging instruments:
Natural gas contracts	Prepaid expenses and other current assets	$2.3	$0.8
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.2
Natural gas contracts	Other assets	0.8	0.9
Total derivatives designated as hedging instruments		$3.1	$1.9
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Other current liabilities	$2.2	$4.2
Natural gas contracts	Other current liabilities	0.2	1.7
Foreign exchange contracts	Other current liabilities	0.1	—
Natural gas contracts	Other long-term liabilities	—	0.1
Nickel and other raw material contracts	Other long-term liabilities	0.1	—
Total derivatives designated as hedging instruments		$2.6	$6.0
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of June 29, 2025. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at June 29, 2025, a pre-tax loss of $0.2 million is expected to be recognized over the next 12 months.
Activity for derivatives designated as cash flow hedges for the quarters and year-to-date periods ended June 29, 2025 and June 30, 2024 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Quarter ended		Quarter ended
Derivatives in Cash Flow Hedging Relationships	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Nickel and other raw material contracts	$(1.4)	$(0.9)	$(1.2)	$(1.1)
Natural gas contracts	(1.9)	0.4	—	(1.8)
Foreign exchange contracts	(0.1)	0.1	—	—
Interest rate swap	—	—	—	0.9
Total	$(3.4)	$(0.4)	$(1.2)	$(2.0)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Year-to-date period ended		Year-to-date period ended
Derivatives in Cash Flow Hedging Relationships	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Nickel and other raw material contracts	$(0.7)	$(1.1)	$(2.2)	$(1.1)
Natural gas contracts	2.4	(1.0)	0.1	(3.6)
Foreign exchange contracts	(0.2)	0.3	0.1	0.2
Interest rate swap	—	—	—	1.2
Total	$1.5	$(1.8)	$(2.0)	$(3.3)
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
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not consider the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
The Company may also use derivative instruments that are not designated as hedges to protect the Company’s results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and the Company recognized $1.1 million and $2.9 million of income, net, for settled foreign currency forward contracts that were not designated as hedges during the second quarter and year-to-date period ended June 29, 2025, respectively, and $0.5 million of expense during the second quarter and year-to-date period ended June 30, 2024, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of June 29, 2025.
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 29, 2025 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$319.6	$319.6	$319.6	$—
Derivative financial instruments:
Assets	3.1	3.1	—	3.1
Liabilities	2.6	2.6	—	2.6
Debt (a)	1,902.9	1,912.4	1,609.5	302.9
The estimated fair value of financial instruments at December 29, 2024 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$721.2	$721.2	$721.2	$—
Derivative financial instruments:
Assets	1.9	1.9	—	1.9
Liabilities	6.0	6.0	—	6.0
Debt (a)	1,909.5	1,889.7	1,580.2	309.5
(a)The total carrying amount for debt for both periods exclude debt issuance costs related to the recognized debt liability which is presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability.

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

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Quarter ended June 29, 2025			Quarter ended June 30, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$608.8	$531.6	$1,140.4	$562.0	$533.3	$1,095.3
Intersegment sales	53.3	46.9	100.2	81.8	71.3	153.1
Total sales	662.1	578.5	1,240.6	643.8	604.6	1,248.4

Reconciliation of sales
Elimination of intersegment sales			(100.2)			(153.1)
Total consolidated sales			$1,140.4			$1,095.3

Less(1):
Allocated corporate overhead	18.5	19.9		17.1	17.5
Other segment items(2)	499.6	481.9		512.9	499.6
Segment EBITDA	144.0	76.7	220.7	113.8	87.5	201.3

Reconciliation of segment EBITDA
Corporate expenses			(15.4)			(19.4)
Closed operations and other income (expenses)			2.4			0.7
Depreciation & amortization			(41.6)			(37.9)
Interest expense, net			(25.4)			(28.4)
Restructuring and other charges			(7.4)			(5.4)
Loss on sales of businesses, net			—			—

Income before taxes			$133.3			$110.9

	Year-to-date period ended June 29, 2025			Year-to-date period ended June 30, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$1,192.9	$1,091.9	$2,284.8	$1,091.9	$1,046.3	$2,138.2
Intersegment sales	113.2	104.3	217.5	123.8	119.0	242.8
Total sales	1,306.1	1,196.2	2,502.3	1,215.7	1,165.3	2,381.0

Reconciliation of sales
Elimination of intersegment sales			(217.5)			(242.8)
Total consolidated sales			$2,284.8			$2,138.2

Less(1):
Allocated corporate overhead	34.3	36.0		32.5	32.4
Other segment items(2)	996.8	1,000.1		971.8	973.6
Segment EBITDA	275.0	160.1	435.1	211.4	159.3	370.7

Reconciliation of segment EBITDA
Corporate expenses			(32.8)			(36.5)
Closed operations and other income (expenses)			—			(0.6)
Depreciation & amortization			(82.4)			(73.9)
Interest expense, net			(48.4)			(55.0)
Restructuring and other charges			(13.0)			(8.5)
Loss on sales of businesses, net			(3.7)			—

Income before taxes			$254.8			$196.2
(1) The CODM is regularly provided with allocated corporate overhead and segment EBITDA, which is used to assess operating performance. Therefore, the significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(2) Other segment items for each reportable segment include: cost of sales, general and administrative expenses, and gain/loss on asset sales. General & administrative expenses consist of non-manufacturing payroll and benefits, office expenses, professional service and legal expenses, occupancy expenses including rent and lease expense, and travel expense.
Total international sales for the second quarter and year-to-date periods ended June 29, 2025 were $490.0 million and $990.6 million, respectively, and $456.8 million and $928.1 million for the second quarter and year-to-date period ended June 30, 2024, respectively. Of these amounts, sales by operations in the U.S. to customers in other countries for the second quarter and year-to-date period ended June 29, 2025 were $393.4 million and $808.3 million, respectively, and $355.3 million and $716.6 million for the second quarter and year-to-date period ended June 30, 2024, respectively.
Restructuring and other charges of $7.4 million for the quarter ended June 29, 2025 include $7.1 million of start-up and transaction related costs, which are included within cost of sales on the consolidated statements of operations and $1.6 million of losses on the sale of accounts receivable, which are included within selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $1.3 million due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment (see Note 7). Restructuring and other charges of $13.0 million for the year-to-date period ended June 29, 2025 include $11.1 million of start-up and transaction related costs, which are included within cost of sales on the consolidated statements of operations and $3.2 million of losses on the sale of accounts receivable, which are included within selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $1.3 million due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment (see Note 7).
Restructuring and other charges of $5.4 million for the quarter ended June 30, 2024 include $5.5 million of inventory write-downs related to the Company’s European restructuring and $1.8 million of start-up costs, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by credits of $1.9 million primarily due to a reduction in severance-related reserves (see Note 7). Restructuring and other charges of $8.5 million for the year-to-date period ended June 30, 2024 include $5.5 million of inventory write-downs related to the Company’s European restructuring and $4.7 million of start-up costs, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by credits of $1.7 million primarily due to a reduction in severance-related reserves (see Note 7).
Certain additional information regarding the Company’s business segments is presented below:

	Quarter ended		Year-to-date period ended
(In millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Depreciation and amortization:
High Performance Materials & Components	$20.9	$17.9	$40.6	$34.2
Advanced Alloys & Solutions	19.1	18.3	38.6	36.3
Other	1.6	1.7	3.2	3.4
Total depreciation and amortization	$41.6	$37.9	$82.4	$73.9
Capital expenditures:
High Performance Materials & Components	$45.2	$36.8	$74.6	$78.5
Advanced Alloys & Solutions	26.2	21.9	49.2	45.5
Corporate	0.7	1.5	1.6	2.0
Total capital expenditures	$72.1	$60.2	$125.4	$126.0

Identifiable assets:	June 29, 2025	December 29, 2024
High Performance Materials & Components	$2,368.3	$2,225.9
Advanced Alloys & Solutions	2,253.2	2,207.8
Corporate:
Deferred Taxes	41.7	46.5
Cash and cash equivalents and other	357.8	750.4
Total assets	$5,021.0	$5,230.6

($ in millions)	June 29, 2025	Percent of total	December 29, 2024	Percent of total
Total assets:
United States	$4,493.3	89%	$4,666.3	89%
China	293.5	6%	310.3	6%
Other	234.2	5%	254.0	5%
Total Assets	$5,021.0	100%	$5,230.6	100%

Note 12. Retirement Benefits
The Company has defined contribution retirement plans or defined benefit pension plans covering substantially all employees. Company contributions to defined contribution retirement plans are generally based on either a percentage of eligible pay or on hours worked. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The Company also sponsors several postretirement plans covering certain collectively bargained salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. In most retiree health care plans, Company contributions towards premiums are capped based on the cost as of a certain date, thereby creating a defined contribution. All defined benefit pension and retiree health care plans are closed to new entrants.
For the quarters ended June 29, 2025 and June 30, 2024, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Quarter ended		Quarter ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost - benefits earned during the year	$1.4	$1.4	$0.1	$0.1
Interest cost on benefits earned in prior years	4.3	4.1	2.5	2.6
Expected return on plan assets	(3.9)	(4.1)	—	—
Amortization of prior service cost (credit)	0.1	—	(0.2)	(0.2)
Amortization of net actuarial loss	—	—	1.3	1.3
Total retirement benefit expense	$1.9	$1.4	$3.7	$3.8
For the year-to-date periods ended June 29, 2025 and June 30, 2024, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year-to-date period ended		Year-to-date period ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost - benefits earned during the year	$2.7	$2.9	$0.2	$0.2
Interest cost on benefits earned in prior years	8.6	8.2	4.9	5.1
Expected return on plan assets	(7.9)	(8.2)	—	—
Amortization of prior service cost (credit)	0.2	0.1	(0.4)	(0.4)
Amortization of net actuarial loss	—	—	2.6	2.6
Total retirement benefit expense	$3.6	$3.0	$7.3	$7.5
Note 13. Income Taxes
For the quarter and year-to-date period ended June 29, 2025, the Company’s effective tax rate was 22.0% and 19.7%, respectively, resulting in an income tax provision of $29.3 million and $50.3 million, respectively. For the quarter and year-to-date periods ended June 30, 2024, the Company’s effective tax rate was 22.8% and 21.5%, respectively, resulting in an income tax provision of $25.3 million and $42.2 million, respectively. The effective tax rate for the quarter ended June 29, 2025 included discrete tax expense of $0.6 million and the effective tax rate for the year-to-date period ended June 29, 2025 included discrete tax benefits of $4.5 million, primarily for share-based compensation. Excluding discrete tax impacts, the Company’s effective tax rate for the quarter and year-to-date period ended June 29, 2025 was 21.5%. The effective tax rate for the quarter and year-to-date period ended June 30, 2024 included discrete tax benefits of $1.6 million and $4.7 million, respectively. Excluding discrete tax benefits, the Company’s effective tax rate for the quarter and year-to-date period ended June 30, 2024 was 24.2% and 23.9%, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. Pursuant to ASC 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.

Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

(In millions, except per share amounts)	Quarter ended		Year-to-date period ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$100.7	$81.9	$197.7	$148.0
Effect of dilutive securities:
3.5% Convertible Senior Notes due 2025	—	2.2	—	4.3
Numerator for diluted net income per common share –
Net income attributable to ATI after assumed conversions	$100.7	$84.1	$197.7	$152.3
Denominator:
Denominator for basic net income per common share – weighted average shares	139.8	124.4	140.7	125.3
Effect of dilutive securities:
Share-based compensation	3.3	3.1	3.0	2.8
3.5% Convertible Senior Notes due 2025	—	18.8	—	18.8
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	143.1	146.3	143.7	146.9
Basic net income attributable to ATI per common share	$0.72	$0.66	$1.40	$1.18
Diluted net income attributable to ATI per common share	$0.70	$0.58	$1.38	$1.04
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes, prior to their redemption during the third quarter of 2024, and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the quarters and year-to-date periods ended June 29, 2025 and June 30, 2024.
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), most recently authorizing the repurchase of up to $700 million, as announced in September 2024. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter and year-to-date period ended June 29, 2025, ATI used $250.0 million and $320.0 million, respectively, to repurchase 3.2 million and 4.4 million, respectively, of its common stock under the Share Repurchase Program. At June 29, 2025, the Company has utilized $430 million of the $700 million currently authorized under the Share Repurchase Program. In the year-to-date period ended June 30, 2024, ATI used $150.0 million to repurchase 3.4 million shares of its common stock under the Share Repurchase Program.
The Company’s share repurchases are subject to a 1% excise tax due to the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock. The cost of share repurchases for the quarter and year-to-date period ended June 29, 2025 of $252.6 million and $322.8 million, respectively, differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes. The cost of share repurchases for the year-to-date period ended June 30, 2024 of $151.2 million differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the quarter ended June 29, 2025 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 30, 2025		$(29.6)		$(68.5)		$3.2		$23.3	$(71.6)
OCI before reclassifications		—		16.5		(3.4)		—	13.1
Amounts reclassified from AOCI	(a)	0.8	(c)	—	(d)	1.2	(e)	—	2.0
Net current-period OCI		0.8		16.5		(2.2)		—	15.1
Balance, June 29, 2025		$(28.8)		$(52.0)		$1.0		$23.3	$(56.5)
Attributable to noncontrolling interests:
Balance, March 30, 2025		$—		$6.9		$—		$—	$6.9
OCI before reclassifications		—		1.8		—		—	1.8
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		1.8		—		—	1.8
Balance, June 29, 2025		$—		$8.7		$—		$—	$8.7

The changes in AOCI by component, net of tax, for the year-to-date period ended June 29, 2025 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 29, 2024		$(30.5)		$(79.8)		$(2.5)		$23.3	$(89.5)
OCI before reclassifications		—		22.7		1.5		—	24.2
Amounts reclassified from AOCI	(a)	1.7	(b)	5.1	(d)	2.0	(e)	—	8.8
Net current-period OCI		1.7		27.8		3.5		—	33.0
Balance, June 29, 2025		$(28.8)		$(52.0)		$1.0		$23.3	$(56.5)
Attributable to noncontrolling interests:
Balance, December 29, 2024		$—		$5.7		$—		$—	$5.7
OCI before reclassifications		—		3.0		—		—	3.0
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		3.0		—		—	3.0
Balance, June 29, 2025		$—		$8.7		$—		$—	$8.7
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
(e)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the quarter ended June 30, 2024 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, March 31, 2024		$(31.6)		$(74.8)		$(6.5)		$24.1	$(88.8)
OCI before reclassifications		—		(3.1)		(0.4)		—	(3.5)
Amounts reclassified from AOCI	(a)	0.9	(b)	—	(c)	2.0	(d)	(0.8)	2.1
Net current-period OCI		0.9		(3.1)		1.6		(0.8)	(1.4)
Balance, June 30, 2024		$(30.7)		$(77.9)		$(4.9)		$23.3	$(90.2)
Attributable to noncontrolling interests:
Balance, March 31, 2024		$—		$7.1		$—		$—	$7.1
OCI before reclassifications		—		(0.6)		—		—	(0.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.6)		—		—	$(0.6)
Balance, June 30, 2024		$—		$6.5		$—		$—	$6.5
The changes in AOCI by component, net of tax, for the year-to-date period ended June 30, 2024 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2023		$(32.5)		$(68.4)		$(6.4)		$24.1	$(83.2)
OCI before reclassifications		—		(9.5)		(1.8)		—	(11.3)
Amounts reclassified from AOCI	(a)	1.8	(b)	—	(c)	3.3	(d)	(0.8)	4.3
Net current-period OCI		1.8		(9.5)		1.5		(0.8)	(7.0)
Balance, June 30, 2024		$(30.7)		$(77.9)		$(4.9)		$23.3	$(90.2)
Attributable to noncontrolling interests:
Balance, December 31, 2023		$—		$7.3		$—		$—	$7.3
OCI before reclassifications		—		(0.8)		—		—	(0.8)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.8)		—		—	$(0.8)
Balance, June 30, 2024		$—		$6.5		$—		$—	$6.5
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)No amounts were reclassified to earnings.
(c)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).
(d)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates. The income tax provision for the quarter and year-to-date period ended June 30,2024 includes $0.8 million of a tax benefit for the recognition of a stranded deferred tax valuation allowance that was associated with the Company’s interest rate swap due to its maturity.
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

Reclassifications out of AOCI for the quarters and year-to-date periods ended June 29, 2025 and June 30, 2024 were as follows:

Details about AOCI Components (In millions)	Three months ended June 29, 2025	Three months ended June 30, 2024	Year-to-date period ended June 29, 2025	Year-to-date period ended June 30, 2024		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.1	0.2	$0.2	0.3	(a)
Actuarial losses	(1.3)	(1.3)	(2.6)	(2.6)	(a)
	(1.2)	(1.1)	(2.4)	(2.3)	(d)	Total before tax
	(0.4)	(0.2)	(0.7)	(0.5)		Tax benefit (e)
	$(0.8)	$(0.9)	$(1.7)	$(1.8)		Net of tax

Currency translation adjustment	$—	$—	$(5.1)	$—	(b,d)

Derivatives
Nickel and other raw material contracts	$(1.6)	$(1.4)	$(2.9)	$(1.4)	(c)
Natural gas contracts	—	(2.3)	0.2	(4.7)	(c)
Foreign exchange contracts	—	(0.1)	0.1	0.2	(c)
Interest rate swap	—	1.2	—	1.6	(c)
	(1.6)	(2.6)	(2.6)	(4.3)	(d)	Total before tax
	(0.4)	(0.6)	(0.6)	(1.0)		Tax benefit (e)
	$(1.2)	$(2.0)	$(2.0)	$(3.3)		Net of tax

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
At June 29, 2025, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $5 million for owned or controlled sites at which Company operations have been or plan to be discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $16 million. Future investigation or remediation activities may result in the discovery of additional hazardous materials or potentially higher levels of contamination than discovered during prior investigation and may impact costs associated with the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations and cash flows.
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
The Company received employee retention tax credits under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) during the fiscal year ended December 31, 2022. Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the year-to-date period ended June 29, 2025, the Company recognized a benefit of approximately $7 million in cost of sales on the consolidated statement of operations due to the expiration of the statute of limitations for a portion of these credits. As of June 29, 2025, The Company has approximately $5 million of remaining deferred retention tax credits, of which the statute of limitations expires in 2028.
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
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest market is aerospace & defense, representing 66% of sales for the year-to-date period ended June 29, 2025, led by products for jet engines and airframes. Additionally, we have a strong presence in the specialty energy, medical and electronics markets. In aggregate, these markets represented 79% of our sales for the year-to-date period ended June 29, 2025. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in latest generation jet engines and 3D-printed aerospace products.
ATI follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years and quarters in this Quarterly Report on Form 10-Q relate to fiscal years and quarters, rather than calendar years and quarters.
Results of Operations
Sales
Second quarter 2025 sales increased 4% to $1.14 billion, compared to $1.10 billion of sales for the second quarter 2024, primarily due to increased demand for commercial jet engines, partially offset by a decline in sales for commercial airframes. In aggregate, ATI’s aerospace & defense market sales increased 11% to $762 million, or 67% of total sales in the second quarter 2025, compared to $684 million, or 62% of total sales in the second quarter 2024. The increase in aerospace & defense market sales was partially offset by sales declines of 37% to the medical market and 17% to the specialty energy market.
Sales for the year-to-date period ended June 29, 2025 increased 7% to $2.28 billion, compared to sales of $2.14 billion for the comparable 2024 period. The increase in sales was primarily due to a 17% increase in the aerospace & defense markets, driven by higher demand for commercial jet engines. The increase was partially offset by a 20% decline in sales to our other core markets, including declines of 33% and 14% in sales to the medical and specialty energy markets, respectively.

Comparative information regarding our overall revenues (in millions) by end market and their respective percentages of total revenues for the quarters and year-to-date periods ended June 29, 2025 and June 30, 2024 is shown below.

	Quarter ended		Quarter ended
Markets	June 29, 2025		June 30, 2024
Aerospace & Defense:
Jet Engines- Commercial	$447.8	39%	$352.8	32%
Airframes- Commercial	195.2	17%	210.8	19%
Defense	118.8	11%	120.3	11%
Total Aerospace & Defense	761.8	67%	683.9	62%

Specialty Energy	63.5	6%	76.6	7%
Electronics	43.7	4%	40.8	4%
Medical	38.9	3%	61.7	6%
Other Core Markets	146.1	13%	179.1	17%

Core End Markets	907.9	80%	863.0	79%

Conventional Energy	92.9	8%	66.1	6%
Automotive	64.8	6%	70.8	7%
Construction/Mining	33.3	3%	44.2	4%
Other	41.5	3%	51.2	4%
Industrial Markets	232.5	20%	232.3	21%

Total	$1,140.4	100%	$1,095.3	100%

	Year-to-date period ended		Year-to-date period ended
Markets	June 29, 2025		June 30, 2024
Aerospace & Defense:
Jet Engines- Commercial	$869.2	38%	$664.0	31%
Airframes- Commercial	401.0	17%	400.9	19%
Defense	246.0	11%	234.7	11%
Total Aerospace & Defense	1,516.2	66%	1,299.6	61%

Specialty Energy	114.0	5%	132.7	6%
Electronics	83.3	4%	93.7	4%
Medical	81.3	4%	120.8	6%
Other Core Markets	278.6	13%	347.2	16%

Core End Markets	1,794.8	79%	1,646.8	77%

Conventional Energy	214.7	9%	168.6	8%
Automotive	125.4	5%	126.8	6%
Construction/Mining	66.2	3%	71.4	3%
Other	83.7	4%	124.6	6%
Industrial Markets	490.0	21%	491.4	23%

Total	$2,284.8	100%	$2,138.2	100%
For the second quarter 2025, international sales increased to $490 million, or 43% of total sales, from $457 million, or 42% of total sales, in the second quarter 2024. ATI’s international sales are mostly to our core end markets.

Comparative information regarding our major products based on their percentages of revenues are shown below. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended		Year-to-date period ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Nickel-based alloys and specialty alloys	48%	44%	48%	44%
Precision forgings, castings and components	21%	19%	21%	19%
Titanium and titanium-based alloys	17%	20%	18%	19%
Zirconium and related alloys	9%	8%	8%	9%
Precision rolled strip products	5%	9%	5%	9%
Total	100%	100%	100%	100%
Gross Profit
Gross profit for the second quarter of 2025 was $242.5 million, or 21.3% of sales, compared to $227.4 million, or 20.8% of sales for the second quarter 2024. Second quarter 2025 gross profit includes a benefit of $7.0 million related to the recognition of previously deferred employee retention tax credits, of which $4.4 million related to the HPMC segment and $2.6 million related to the AA&S segment. Second quarter 2025 gross profit also includes $7.1 million of start-up and transaction related costs, which are excluded from Adjusted EBITDA. Second quarter 2024 gross profit includes a benefit of $8.6 million related to the recognition of previously deferred employee retention tax credits, of which $3.5 million related to the HPMC segment and $5.1 million related to the AA&S segment. Second quarter 2024 gross profit also includes $5.5 million of charges for inventory write-downs related to our European restructuring and $1.8 million of start-up related costs, which are excluded from Adjusted EBITDA.
Our gross profit was $478.3 million, or 20.9% of sales, for the year-to-date period ended June 29, 2025, compared to $424.8 million, or 19.9% of sales for the year-to-date period ended June 30, 2024. Year-to-date 2025 gross profit includes a benefit of $7.2 million related to the recognition of previously deferred employee retention tax credits, of which $4.4 million of related to the HPMC segment and $2.8 million related to the AA&S segment. Year-to-date 2025 gross profit also includes start-up and transaction related costs of $11.1 million, which are excluded from Adjusted EBITDA. Year-to-date 2024 gross profit includes a benefit of $8.6 million related to the recognition of previously deferred employee retention tax credits, of which $3.5 million related to the HPMC segment and $5.1 million related to the AA&S segment. Year-to-date 2024 gross profit also includes $5.5 million of charges for inventory write-downs related to our European restructuring and $4.7 million of start-up related costs, which are excluded from Adjusted EBITDA.
Selling and Administrative Expenses
Selling and administrative expenses for the second quarter 2025 were $82.8 million, a decline of 7% compared to $88.9 million for the second quarter 2024. The decrease was primarily due to lower incentive compensation costs and foreign exchange gains, partially offset by higher research and development expenses. Second quarter 2025 includes $1.6 million of losses on the sale of customer accounts receivable, which are excluded from Adjusted EBITDA.
Selling and administrative expenses for the year-to-date 2025 period were $167.8 million, a decline of 2% compared to $170.9 million for the second quarter 2024. The decrease was primarily due to lower incentive compensation costs and foreign exchange gains, partially offset by higher research and development expenses. Year-to-date 2025 includes $3.2 million of losses on the sale of customer accounts receivable, which are excluded from Adjusted EBITDA.
Restructuring Charges
Restructuring charges were a credit for the second quarters of 2025 and 2024 of $1.3 million and $1.9 million, respectively, due to a reduction in severance-related reserves based on revised workforce reduction estimates.
Restructuring charges were a credit for the year-to-date periods ended June 29, 2025 and June 30, 2024 of $1.3 million and $1.7 million, respectively, due to a reduction in severance-related reserves based on revised workforce reduction estimates.
Loss (Gain) on Asset Sales and Sales of Businesses, net
The year-to-date 2025 loss on asset sales and sales of businesses of $3.9 million was mostly comprised of a $3.7 million loss for the sale of certain immaterial, non-core operations in Birmingham, UK and Dusseldorf, Germany, which were part of our European business in the HPMC Segment.

Gains on asset sales and sales of businesses of $2.2 million for both the second quarter and year-to-date 2024 were mostly comprised of a $2.3 million gain on the sale of our idled Houston, PA facility.
Interest Expense, Net
Interest expense, net decreased to $25.4 million in the second quarter of 2025 compared to $28.4 million in the second quarter of 2024. Capitalized interest reduced interest expense by $2.1 million in the second quarter 2025 and $1.9 million in the second quarter 2024. In addition, interest expense, net in the year-to-date period ended June 29, 2025 decreased to $48.4 million compared to $55.0 million in the year-to-date period ended June 30, 2024. For the year-to-date periods ended June 29, 2025 and June 30, 2024, capitalized interest was $5.2 million and $5.9 million, respectively. The decrease in interest expense, net in both the quarter and year-to-date periods was primarily due to the redemption of the 2025 Convertible Notes in the third quarter of 2024.
Income Taxes
Our effective tax rate for the second quarter of 2025 was 22.0%, resulting in an income tax provision of $29.3 million, and our effective tax rate for the second quarter of 2024 was 22.8%, resulting in an income tax provision of $25.3 million. The effective tax rate for the second quarter of 2025 includes discrete tax expense of $0.6 million. The effective tax rate for the second quarter of 2024 includes discrete tax benefits of $1.6 million, which includes the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss due to the maturity of our interest rate swap. Excluding the discrete tax items, the Company’s effective tax rate for the second quarter of 2025 and 2024 was 21.5% and 24.2%, respectively. The decline in the effective tax rate was primarily due to deductions previously limited by net operating losses.
Our effective tax rate for the year-to-date period ended June 29, 2025 was 19.7%, resulting in an income tax provision of $50.3 million. Our effective tax rate for the year-to-date period ended June 30, 2024 was 21.5%, resulting in an income tax provision of $42.2 million. The effective tax rate for the year-to-date period ended June 29, 2025 includes discrete tax benefits of $4.5 million, inclusive of $4.1 million for share-based compensation. The effective tax rate for the year-to-date period ended June 30, 2024 includes discrete tax benefits of $4.7 million, inclusive of $3.2 million for share-based compensation as well as the impact from the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss due to the maturity of our interest rate swap. Excluding the discrete tax items, the Company’s effective tax rate for the sear-to-date periods ended June 29, 2025 and June 30, 2024 was 21.5% and 23.9%, respectively. The decline in the effective tax rate was primarily due to deductions previously limited by net operating losses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. Pursuant to ASC 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.
Net Income
Net income attributable to ATI was $100.7 million, or $0.70 per share, in the second quarter of 2025, compared to $81.9 million, or $0.58 per share, for the second quarter of 2024.
Net income attributable to ATI was $197.7 million, or $1.38 per share, in the year-to-date period ended June 29, 2025, compared to a net income attributable to ATI of $148.0 million, or $1.04 per share, for the prior year period.

Business Segment Results
Comparative financial information (in millions) for our segments and corporate operations for the quarters and year-to-date periods ended June 29, 2025 and June 30, 2024 is shown below.

	Quarter Ended		Year-to-date period ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales:
High Performance Materials & Components	$608.8	$562.0	$1,192.9	$1,091.9
Advanced Alloys & Solutions	531.6	533.3	1,091.9	1,046.3
Total external sales	$1,140.4	$1,095.3	$2,284.8	$2,138.2

Segment EBITDA(a):
High Performance Materials & Components	$144.0	$113.8	$275.0	$211.4
% of Sales	23.7%	20.2%	23.1%	19.4%
Advanced Alloys & Solutions	76.7	87.5	160.1	159.3
% of Sales	14.4%	16.4%	14.7%	15.2%

Corporate, Closed Operations and Other (income) expense(b):
Corporate expense	$15.4	$19.4	$32.8	$36.5
Closed operations and other (income) expense	(2.4)	(0.7)	—	0.6
Total Corporate, Closed Operations and Other expense	$13.0	$18.7	$32.8	$37.1

Depreciation & Amortization:
High Performance Materials & Components	$20.9	$17.9	$40.6	$34.2
Advanced Alloys & Solutions	19.1	18.3	38.6	36.3
Other	1.6	1.7	3.2	3.4
Total depreciation & amortization	$41.6	$37.9	$82.4	$73.9

(a)The Company’s Chief Operating Decision Maker (“CODM”) utilizes the Segment EBITDA as a key metric to evaluate segment performance. Our measure of Segment EBITDA, which we use to analyze the performance and results of our business segments, excludes net interest expense, income taxes, depreciation and amortization, special charges, unallocated corporate expenses, closed operations and other income (expense). See Note 11 for the reconciliation of Segment EBITDA to Income before taxes.
(b)Amounts exclude depreciation and amortization.

High Performance Materials & Components Segment
Second quarter 2025 sales were $608.8 million, an increase of $46.8 million, or 8%, compared to the second quarter 2024, which included a negative impact of $30 million due to the first quarter 2025 disposition of certain non-core operations in Europe. Overall, the sales increase in second quarter 2025 compared to second quarter 2024 was primarily due to an $81.2 million, or 17%, increase in sales to the aerospace & defense market. The increase in aerospace & defense sales was primarily driven by an $87.8 million, or 26%, increase in commercial jet engine sales, partially offset by a $16.4 million, or 18%, decrease in sales of commercial airframes, which included the impact of inventory destocking by current customers. Sales were also lower to the medical and specialty energy markets.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended June 29, 2025 and June 30, 2024 is as follows:

	Quarter ended		Quarter ended
Markets	June 29, 2025		June 30, 2024
Aerospace & Defense:
Jet Engines- Commercial	$419.6	69%	$331.8	59%
Airframes- Commercial	77.3	13%	93.7	17%
Defense	61.8	10%	52.0	9%
Total Aerospace & Defense	558.7	92%	477.5	85%

Medical	15.4	3%	33.0	6%
Specialty Energy	14.7	2%	22.5	4%
Electronics	—	—%	2.0	—%
Other Core Markets	30.1	5%	57.5	10%

Core End Markets	588.8	97%	535.0	95%

Construction/Mining	8.1	1%	8.3	2%
Automotive	2.8	1%	3.8	1%
Convention Energy	1.4	—%	2.4	—%
Other	7.7	1%	12.5	2%
Industrial Markets	20.0	3%	27.0	5%

Total	$608.8	100%	$562.0	100%
International sales represented 43% of total segment sales for the second quarter 2025, compared to 52% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the quarters ended June 29, 2025 and June 30, 2024, is as follows:

	Quarter ended
	June 29, 2025	June 30, 2024
Nickel-based alloys and specialty alloys	44%	39%
Precision forgings, castings and components	39%	37%
Titanium and titanium-based alloys	17%	24%
Total	100%	100%
Segment EBITDA in the second quarter 2025 was $144.0 million, or 23.7% of total sales, compared to $113.8 million, or 20.2% of total sales, for the second quarter 2024. The increase in segment EBITDA, as a percentage of sales, was primarily due to higher sales and favorable pricing of nickel-based and specialty alloys. Results in the second quarter of 2025 and 2024 included benefits of $4.4 million and $3.5 million, respectively, from the recognition of previously deferred employee retention tax credits.
Sales for the year-to-date period ended June 29, 2025 were $1,192.9 million, an increase of $101.0 million, or 9%, compared to the year-to-date period ended June 30, 2024, which included a negative impact of $67 million due to the first quarter 2025 disposition of certain non-core operations in Europe. Sales to the aerospace & defense market increased $176.1 million, or 19%, primarily due to higher commercial jet engine sales of $188.2 million, or 30%, partially offset by a decline in sales of commercial airframes of $20.3 million, or 11%, which included the impact of inventory destocking by current customers. Sales were also lower to the medical, industrial, and specialty energy markets.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended June 29, 2025 and June 30, 2024 is as follows:

	Year-to-date period ended		Year-to-date period ended
Markets	June 29, 2025		June 30, 2024
Aerospace & Defense:
Jet Engines- Commercial	$816.9	69%	$628.7	58%
Airframes- Commercial	159.1	13%	179.4	16%
Defense	120.2	10%	112.0	10%
Total Aerospace & Defense	1,096.2	92%	920.1	84%

Medical	31.2	3%	68.9	6%
Specialty Energy	27.1	2%	40.7	4%
Electronics	—	—%	3.0	—%
Other Core Markets	58.3	5%	112.6	10%

Core End Markets	1,154.5	97%	1,032.7	94%

Construction/Mining	15.2	1%	15.0	1%
Automotive	4.2	1%	8.8	1%
Convention Energy	3.1	—%	5.9	1%
Other	15.9	1%	29.5	3%
Industrial Markets	38.4	3%	59.2	6%

Total	$1,192.9	100%	$1,091.9	100%
International sales represented 44% of total segment sales for the first half of 2025. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the year-to-date periods ended June 29, 2025 and June 30, 2024, is as follows:

	Year-to-date period ended
	June 29, 2025	June 30, 2024
Nickel-based alloys and specialty alloys	43%	39%
Precision forgings, castings and components	39%	36%
Titanium and titanium-based alloys	18%	24%
Precision rolled strip products	—%	1%
Total	100%	100%
Segment EBITDA in the first half of 2025 increased to $275.0 million, or 23.1% of total sales, compared to $211.4 million, or 19.4% of total sales, for the first half of 2024. The increase in segment EBITDA, as a percentage of sales, was primarily due to higher sales and favorable pricing of nickel-based and specialty alloys. Results in the first half of 2025 and 2024 included benefits of $4.4 million and $3.5 million, respectively, from the recognition of previously deferred employee retention tax credits.
The Company’s investments to increase capacity and focus on continuous improvement are driving improvements to our work-flow processes and operations. HPMC results for 2025 reflected year-over-year improved operating leverage and pricing as we continued to experience increasing demand from the aerospace & defense market, especially for commercial jet engines. Although macro risks and uncertainty continue, we believe our capabilities, strong backlog and long-term agreements (“LTAs”) with aerospace market OEMs for our specialty materials, including powders, parts and components, position the HPMC segment for profitable growth for the next several years. ATI has prepared for the potential risks of tariffs for many years, and we have taken actions to minimize the impact of these tariffs in our contracts and supply chains. While we expect continued, near-term challenges, we believe the backlog of commercial aircraft production, increasing requirements for maintenance, repair, and operations, and the current OEM production forecasts support our long-term growth expectations in this end market.

Advanced Alloys & Solutions Segment

Second quarter 2025 sales of $531.6 million were relatively flat compared to the second quarter 2024, decreasing $1.7 million. Sales to the aerospace & defense market declined by $3.3 million, or 2%, as stronger demand for commercial jet engines was offset by a decline in sales of defense related applications. Sales to our other core markets also declined by $5.6 million, or 5%, primarily due to lower demand in the specialty energy and medical markets. These decreases were partially offset by an increase of $7.2 million, or 4%, in the industrial markets, primarily due to higher sales to the conventional energy market.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended June 29, 2025 and June 30, 2024 is shown below.

	Quarter ended		Quarter ended
Markets	June 29, 2025		June 30, 2024
Aerospace & Defense:
Jet Engines- Commercial	$28.2	5%	$21.0	4%
Airframes- Commercial	117.9	22%	117.1	22%
Defense	57.0	11%	68.3	13%
Total Aerospace & Defense	203.1	38%	206.4	39%

Specialty Energy	48.8	9%	54.1	10%
Electronics	43.7	8%	38.8	7%
Medical	23.5	4%	28.7	5%
Other Core Markets	116.0	22%	121.6	22%

Core End Markets	319.1	60%	328.0	61%

Convention Energy	91.5	17%	63.7	12%
Automotive	62.0	12%	67.0	13%
Construction/Mining	25.2	5%	35.9	7%
Other	33.8	6%	38.7	7%
Industrial Markets	212.5	40%	205.3	39%

Total	$531.6	100%	$533.3	100%
International sales represented 44% of total segment sales for the second quarter of 2025, compared to 31% in the prior year’s second quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended June 29, 2025 and June 30, 2024, is presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Quarter ended
	June 29, 2025	June 30, 2024
Nickel-based alloys and specialty alloys	53%	49%
Zirconium and related alloys	19%	18%
Titanium and titanium-based alloys	17%	15%
Precision rolled strip products	11%	18%
Total	100%	100%
Segment EBITDA was $76.7 million, or 14.4% of sales, for the second quarter 2025, compared to segment EBITDA of $87.5 million, or 16.4% of sales, for the second quarter 2024. The margin decrease compared to the prior year was primarily due to sales mix changes and unfavorable manufacturing cost absorption. Further, second quarter 2025 included a $2.6 million benefit from the recognition of previously deferred employee retention tax credits compared to $5.1 million of such benefits in the second quarter 2024.

Sales for the first half of 2025 were $1,091.9 million, an increase of $45.6 million or 4% compared to the first half of 2024. Sales to the aerospace & defense market increased by $40.5 million, or 11%, while sales to industrial markets increased $19.4 million, or 5%, driven by demand in the conventional energy market. These increases were partially offset by a decline in sales to our other core markets of $14.3 million, or 6%, primarily due to the electronics and specialty energy market.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended June 29, 2025 and June 30, 2024 is shown below.

	Year-to-date period ended		Year-to-date period ended
Markets	June 29, 2025		June 30, 2024
Aerospace & Defense:
Jet Engines- Commercial	$52.3	5%	$35.3	3%
Airframes- Commercial	241.9	22%	221.5	21%
Defense	125.8	12%	122.7	12%
Total Aerospace & Defense	420.0	39%	379.5	36%

Specialty Energy	86.9	8%	92.0	9%
Electronics	83.3	8%	90.7	9%
Medical	50.1	5%	51.9	5%
Other Core Markets	220.3	20%	234.6	23%

Core End Markets	640.3	59%	614.1	59%

Convention Energy	211.6	19%	162.7	16%
Automotive	121.2	11%	118.0	11%
Construction/Mining	51.0	5%	56.4	5%
Other	67.8	6%	95.1	9%
Industrial Markets	451.6	41%	432.2	41%

Total	$1,091.9	100%	$1,046.3	100%
International sales represented 43% of total segment sales for the first half of 2025, compared to 33% the prior year. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended June 29, 2025 and June 30, 2024, is presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Year-to-date period ended
	June 29, 2025	June 30, 2024
Nickel-based alloys and specialty alloys	54%	50%
Zirconium and related alloys	18%	19%
Titanium and titanium-based alloys	17%	13%
Precision rolled strip products	11%	18%
Total	100%	100%
Segment EBITDA was $160.1 million, or 14.7% of sales, in the first half of 2025, compared to segment EBITDA of $159.3 million, or 15.2% of sales, for the second quarter 2024. The margin decrease compared to the prior year was primarily due to sales mix changes, unfavorable manufacturing cost absorption and higher operating costs, which offset the benefit of higher sales volumes. In addition, results in the first half of 2025 include a benefit of $2.8 million from the recognition of previously deferred employee retention tax credits and a benefit of $2.6 million due to a customer recovery for previously reserved accounts receivable. The first half of 2024 includes a benefit of $5.1 million from the recognition of previously deferred employee retention tax credits.
While our margins for the AA&S segment declined on a year-over-year basis, we expect to see margin expansion in the second half of 2025 through improved sales mix and improved operating performance. We are also closely monitoring macro risks and uncertainty, and have taken actions to minimize the impact of tariffs in our contracts and supply chains.

Corporate Items
Corporate expenses for the second quarter of 2025 were $15.4 million, compared to $19.4 million for the second quarter 2024. For the year-to-date period ended June 29, 2025, corporate expenses were $32.8 million, compared to $36.5 million for the year-to-date period ended June 30, 2024. The decrease in corporate expenses for the quarter and year-to-date periods ended June 29, 2025 was primarily due to lower incentive compensation costs.
Closed operations and other income/expense for the second quarter 2025 was income of $2.4 million, compared to income of $0.7 million for the second quarter 2024. For the year-to-date period ended June 29, 2025, closed operations and other income/expense offset, compared to expense of $0.6 million for the year-to-date period ended June 30, 2024. Closed operations and other income/expense for the quarter and year-to-date periods ended June 29, 2025 benefited from foreign exchange gains and a favorable bankruptcy settlement related to an insurance claim.
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
We employ several strategies to actively manage our Managed working capital, seeking to effectively balance the need to maintain appropriate levels of Managed working capital to support our growth and operations while deploying our cash efficiently. Our strategies include, but are not limited to, taking advantage of favorable customer and supplier payment terms, participating in supplier financing programs, accounts receivable factoring arrangements and other customer financing programs, managing the timing of purchases of raw materials, and leveling manufacturing process throughput and shipping to limit periodic increases in Managed working capital.
At June 29, 2025, Managed working capital increased as a percentage of annualized sales to 36.5% compared to 30.9% at December 29, 2024. The increase in Managed working capital as a percentage of annualized sales was primarily due to seasonal inventory builds and the timing of shipments, which impacts days sales outstanding, and vendor payments in the quarter. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 14% as of June 29, 2025 compared to year end 2024. Gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, worsened by 8% as of June 29, 2025 compared to year end 2024.

The computations of Managed working capital at June 29, 2025 and December 29, 2024, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows. The December 29, 2024 amounts include management working capital balances that are classified as held for sale.

	June 29,	December 29,
(In millions)	2025	2024
Accounts receivable	$787.9	$709.2
Short-term contract assets	86.4	75.6
Inventory	1,412.6	1,353.0
Accounts payable	(532.3)	(609.1)
Short-term contract liabilities	(171.7)	(169.4)
Subtotal	1,582.9	1,359.3
Allowance for doubtful accounts	3.4	15.0
Inventory valuation reserves	80.3	68.5
Net managed working capital held for sale	—	8.5
Managed working capital	$1,666.6	$1,451.3
Annualized prior 3 months sales	$4,561.4	$4,690.5
Managed working capital as a % of annualized sales	36.5%	30.9%
Liquidity and Financial Condition
On June 13, 2025, we amended our Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our operations. As amended, the ABL facility also provides us with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. This amendment extended the ABL facility through June 2030. The amended ABL includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (Term Loan), and a swing loan facility of up to $60 million. Additionally, the amendment gives the Company the ability, through June 13, 2026 and as long as no default or event of default has occurred and is continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw Term Loan).
As of June 29, 2025, there were no outstanding borrowings under the revolving portion of the ABL facility, and $29.4 million was utilized to support the issuance of letters of credit. At June 29, 2025, we had $319.6 million of cash and cash equivalents, available additional liquidity under the ABL facility of approximately $570 million, and up to $100 million of availability under the Delayed-Draw Term Loan. Our next significant debt maturity is in the fourth quarter of this year and relates to the 6.95% Debentures due 2025 issued by our wholly owned subsidiary, Allegheny Ludlum LLC.
Periodically, our Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $700 million that was announced in September 2024. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter and year-to-date period ended June 29, 2025, ATI used $250 million and $320 million, respectively, to repurchase 3.2 million and 4.4 million, respectively, of its common stock under the Share Repurchase Program. At June 29, 2025, the Company has utilized $430 million of the $700 million currently authorized under the Share Repurchase Program. In the year-to-date period ended June 30, 2024, ATI used $150.0 million to repurchase 3.4 million shares of its common stock under the Share Repurchase Program.
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
In managing our overall capital structure, we focus on the ratio of net debt to Adjusted EBITDA, which we use as a measure of our ability to repay our incurred debt. We define net debt as the total principal balance of our outstanding indebtedness excluding deferred financing costs, net of cash, at the balance sheet date. See above for our definition of Adjusted EBITDA, which is a non-GAAP measure and is not intended to represent, and should not be considered more meaningful than, or as an alternative to, a measure of operating performance as determined in accordance with U.S. GAAP. Our ratio of net debt to Adjusted EBITDA (Adjusted EBITDA Leverage Ratio) measures net debt at the balance sheet date to Adjusted EBITDA as calculated on the trailing twelve-month period from this balance sheet date.
Our Total Debt to Adjusted EBITDA Leverage ratio improved in the second quarter of 2025 compared to year end 2024, while our Net Debt to Adjusted EBITDA Leverage ratio worsened in the second quarter of 2025 compared to year end 2024, largely due to a lower cash balance. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Quarter ended		Trailing 12-month period ended	Year ended
	June 29, 2025	June 30, 2024	June 29, 2025	December 29, 2024
Net income attributable to ATI	$100.7	$81.9	$417.5	$367.8
Net income attributable to noncontrolling interests	3.3	3.7	15.7	14.9
Net income	104.0	85.6	433.2	382.7
Interest expense	25.4	28.4	101.6	108.2
Depreciation and amortization	41.6	37.9	160.0	151.5
Income tax provision (benefit)	29.3	25.3	111.5	103.4
Pension remeasurement loss	—	—	14.1	14.1
Restructuring and other charges	7.4	5.4	26.6	22.1
Loss on asset sales and sale of businesses, net	—	—	(49.2)	(52.9)
Adjusted EBITDA	$207.7	$182.6	$797.8	$729.1

Debt			$1,890.0	$1,895.3
Add: Debt issuance costs			12.9	14.2
Total debt			1,902.9	1,909.5
Less: Cash			(319.6)	(721.2)
Net debt			$1,583.3	$1,188.3

Total Debt to Adjusted EBITDA			2.39	2.62
Net Debt to Adjusted EBITDA			1.98	1.63

Cash Flow
Cash provided by operations was $69.0 million in the year-to-date period ended June 29, 2025, compared to $2.3 million in the year-to-date period ended June 30, 2024. Both periods reflect higher accounts receivable and higher inventory balances due to increased operating levels as well as seasonal inventory builds. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. Other significant first half 2025 and 2024 operating cash flow items included payment of the annual cash incentive compensation.
Cash used in investing activities was $119.2 million in the in the year-to-date period ended June 29, 2025, which included $125.4 million for capital expenditures. Cash used in investing activities was $117.1 million in the year-to-date period ended June 30, 2024, reflecting $126.0 million in capital expenditures primarily to support various growth projects in our aerospace & defense and other core markets. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, borrowings under the ABL facility.
Cash used in financing activities was $365.8 million in the year-to-date period ended June 29, 2025, which included $320.0 million to repurchase 4.4 million shares of ATI stock under our Share Repurchase Program. For the year-to-date period ended June 30, 2024, cash used in financing activities was $193.9 million, which included $150.0 million to repurchase 3.4 million shares of ATI stock under our Share Repurchase Program.
At June 29, 2025, cash and cash equivalents on hand totaled $319.6 million, a decrease of $401.6 million from year end 2024. Cash and cash equivalents held by our foreign subsidiaries was $146.0 million at June 29, 2025, of which $86.7 million was held by the STAL joint venture.

Reconciliation of Adjusted EBITDA to Net Income
ATI utilizes Adjusted EBITDA, which is a non-GAAP financial measure, to assist in assessing operating performance on a consistent basis across multiple reporting periods by removing the impact of special items, which can vary from period to period, that management does not believe are directly reflective of the Company’s core operations. The Company defines special items as significant non-recurring or non-operational charges or credits, including restructuring charges or credits, gains or losses on the sale of accounts receivable, strike related costs, goodwill and long-lived asset impairments, debt extinguishment charges, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses.
We define Adjusted EBITDA as net income, excluding net interest expense, income taxes, depreciation and amortization, and special items.
Management believes presenting this non-GAAP financial measure is useful to investors because it (1) provides investors with meaningful supplemental information regarding financial and operating performance by excluding certain items management believes do not directly impact the Company’s core operations, (2) permits investors to view performance using the same metrics that management uses to forecast, evaluate performance, and make operating and strategic decisions, and (3) provides additional information useful to investors on a period-to-period consistent basis that are commonly used to analyze companies’ operating performance. Management believes that consideration of Adjusted EBITDA, together with Net Income, and the corresponding reconciliation, provides investors with additional understanding of the Company’s performance and trends that would be absent such disclosures.
Non-GAAP financial measures should be viewed in addition to, and not superior to or as an alternative for, the Company’s reported results prepared in accordance with GAAP. The following table provides the reconciliation of net income attributable to ATI to the Adjusted EBITDA non-GAAP financial measures:

	Quarter Ended		Year-to-date period ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income attributable to ATI	$100.7	$81.9	$197.7	$148.0
Net income attributable to noncontrolling interests	3.3	3.7	6.8	6.0
Net income	104.0	85.6	204.5	154.0
(+) Depreciation and amortization	41.6	37.9	82.4	73.9
(+) Interest expense	25.4	28.4	48.4	55.0
(+) Income tax provision	29.3	25.3	50.3	42.2
EBITDA	$200.3	$177.2	$385.6	$325.1
Adjustments for special items, pre-tax:
(+) Restructuring and other charges(a)	7.4	5.4	13.0	8.5
(+) Loss on sales of businesses(b)	—	—	3.7	—
Adjusted EBITDA	$207.7	$182.6	$402.3	$333.6
Adjusted EBITDA as a % of sales	18.2%	16.7%	17.6%	15.6%
(a)Restructuring and other charges of $7.4 million for the second quarter of 2025 include $7.1 million of start-up and transaction related costs, which are included within cost of sales on the consolidated statements of operations, and $1.6 million for losses on sale of accounts receivable, which are included in selling and administrative expenses on the consolidated statement of operations. These charges were partially offset by credits of $1.3 million due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment. Restructuring and other charges of $5.4 million for the second quarter of 2024 include $5.5 million of inventory write-downs related to our European restructuring and $1.8 million of start-up costs, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by credits of $1.9 million primarily due to a reduction in severance-related reserves. Restructuring and other charges of $13.0 million for the year-to-date period ended June 29, 2025 include $11.1 million of start-up and transaction related costs, which are included within cost of sales on the consolidated statements of operations, and $3.2 million for losses on sale of accounts receivable, which are included in selling and administrative expenses on the consolidated statement of operations. These charges were partially offset by credits of $1.3 million due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment. Restructuring and other charges of $8.5 million for the year-to-date period ended June 30, 2024 include $5.5 million of inventory write-downs related to our European restructuring and $4.7 million of start-up costs, both of which are included within cost of sales on the consolidated statements of operations. These charges were partially offset by credits of 1.7 million primarily due to a reduction in severance-related reserves.
(b)Loss on sales of businesses of $3.7 million for the year-to-date period ended June 29, 2025 includes the sale of certain non-core European operations from the HPMC segment.
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
As part of our risk management strategy, we utilize derivative financial instruments, from time to time, to hedge our exposure to changes in energy and raw material prices, foreign currencies, and interest rates. We monitor the third-party financial institutions which are our counterparties to these financial instruments daily and diversify our transactions among counterparties to minimize exposure to any one of these entities. Fair values for derivatives were measured using exchange-traded prices for the hedged items including consideration of counterparty risk and the Company’s credit risk. Our exposure to volatility in interest rates is presently not material, as nearly all of our debt is at fixed interest rates.

Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. Any gain or loss associated with this hedging arrangement was included in interest expense. There are no outstanding derivative interest rate contracts at June 29, 2025.
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
At June 29, 2025, the outstanding financial derivatives used to hedge our exposure to energy cost volatility consisted of natural gas hedges covering approximately 65% of our forecasted domestic requirements for natural gas for the remainder of 2025 and approximately 35% for 2026. At June 29, 2025, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax gain of $2.9 million, comprised of $2.3 million in prepaid expenses and other current assets, $0.8 million in other long-term assets and $0.2 million in other current liabilities on the balance sheet. For the quarter ended June 29, 2025, natural gas hedging activity had an immaterial impact on cost of sales.
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
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 29, 2025, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 6% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At June 29, 2025, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $2.3 million, comprised of $2.2 million in other current liabilities and $0.1 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies we expect to receive from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 29, 2025, we had no material outstanding foreign currency forward contracts.
We may also use derivative instruments that are not designated as hedges to protect our results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and we recognized $1.1 million and $2.9 million of income, net, for settled foreign currency forward contracts that were not designated as hedges during the second quarter and year-to-date period ended June 29, 2025, respectively, and $0.5 million of expense during the second quarter and year-to-date period ended June 30, 2024, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of June 29, 2025.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 29, 2025, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 29, 2025 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 29, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Richland Operations Local Air Permitting. In late 2024, Benton Clean Air Agency (“BCAA”) issued a Notice of Violation (“NOV”) to our subsidiary, International Hearth Melting, LLC d/b/a ATI Specialty Materials (“ATISM”) for failure to identify and quantify air pollutants in the original 1997 permit application for the Richland, Washington (“Richland”) electron beam furnace, which was purchased by ATISM in 1998, in alleged violation of certain provisions of the Washington Administrative Code (“WAC”). BCAA also issued an Order of Correction directing ATI to submit an application for installation of a pollution control device for the existing furnace and to install the approved pollution control device. On March 26, 2025, BCAA issued a second NOV to ATISM for failure to obtain an order of approval prior to construction of a second electron beam furnace, in alleged violation of the WAC. A permit approving the construction of the second furnace was issued March 17, 2025. On June 3, 2025, the Company submitted the application for installation of a pollution control device for the existing furnace. On July 21, 2025, the Company entered into a settlement agreement and agreed order with BCAA to resolve these matters, pursuant to which the Company agreed to pay an immaterial penalty.

Item 1A.	Risk Factors
The following is an update to and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10- K for the year ended December 29, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Labor Matters. We have approximately 7,700 active employees, of which approximately 10% are located outside the United States. Approximately 35% of our workforce is covered by various collective bargaining agreements ("CBAs"), predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation. Generally, CBAs that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire. On April 22, 2025, we reached agreements with the USW for new CBAs that cover nearly 1,000 USW represented full-time employees within our AA&S operations for a six-year term that extends through February 28, 2031.
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

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31, 2025 - May 4, 2025	214	$44.90	—	$520,000,141
May 5, 2025 - June 1, 2025	2,148,992	$73.64	2,148,451	$361,800,844
June 2, 2025 - June 29, 2025	1,107,884	$82.88	1,107,884	$270,000,178
Total	3,257,090	$76.78	3,256,335	$270,000,178
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases

Item 5.	Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended June 29, 2025, Kimberly A. Fields, the Company’s Chief Executive Officer, entered into a pre-arranged stock trading plan on June 12, 2025, which provides for the potential sale of up to 78,560 shares of the Company’s common stock between September 9, 2025 and October 24, 2025 for her personal tax and estate planning purposes. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense criteria articulated by Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, as well as the Company’s policies and procedures pertaining to transactions in Company securities.

Item 6.	Exhibits
(a) Exhibits

3.1	Fifth Amended and Restated Bylaws of ATI Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated May 21, 2025).

10.1
Second Amended and Restated Revolving Credit, Term Loan, Delayed Draw Term Loan and Security Agreement, dated as of June 13, 2025, by and among the Borrowers party thereto, the Company and other Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Lender and Agent (filed herewith).*

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
* Schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATI INC.
(Registrant)

Date:	July 31, 2025	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	July 31, 2025	By	/s/ Michael B. Miller
Michael B. Miller
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)