Form 10-Q
period 2025-09-28
ATI INC
filed 2025-10-28
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 10, 2025, the registrant had outstanding 135,863,661 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended September 28, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 28, 2025	December 29, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$372.2	$721.2
Accounts receivable, net	709.9	709.2
Short-term contract assets	94.3	75.6
Inventories, net	1,405.6	1,353.0
Prepaid expenses and other current assets	77.8	86.0
Total Current Assets	2,659.8	2,945.0
Property, plant and equipment, net	1,853.2	1,776.9
Goodwill	225.2	227.2
Other assets	264.5	281.5
Total Assets	$5,002.7	$5,230.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$493.5	$609.1
Short-term contract liabilities	159.2	169.4
Short-term debt and current portion of long-term debt	191.7	180.4
Other current liabilities	218.7	249.6
Total Current Liabilities	1,063.1	1,208.5
Long-term debt	1,715.2	1,714.9
Accrued postretirement benefits	153.6	164.3
Pension liabilities	35.1	37.2
Other long-term liabilities	209.9	150.5
Total Liabilities	3,176.9	3,275.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-142,871,688 shares at September 28, 2025 and 142,871,688 shares at December 29, 2024; outstanding-135,863,661 shares at September 28, 2025 and 141,387,049 shares at December 29, 2024	14.3	14.3
Additional paid-in capital	1,886.8	1,943.9
Retained earnings	372.2	64.3
Treasury stock: 7,008,027 shares at September 28, 2025 and 1,484,639 shares at December 29, 2024	(507.4)	(82.6)
Accumulated other comprehensive loss, net of tax	(58.9)	(89.5)
Total ATI stockholders’ equity	1,707.0	1,850.4
Noncontrolling interests	118.8	104.8
Total Equity	1,825.8	1,955.2
Total Liabilities and Equity	$5,002.7	$5,230.6

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Year-to-date period ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales	$1,125.5	$1,051.2	$3,410.3	$3,189.4

Cost of sales	870.2	826.4	2,676.7	2,539.8
Gross profit	255.3	224.8	733.6	649.6
Selling and administrative expenses	94.6	82.4	262.4	253.3
Restructuring (credits) charges	(0.4)	0.5	(1.7)	(1.2)
(Gain) loss on asset sales and sales of businesses, net	(1.3)	(0.3)	2.6	(2.5)
Operating income	162.4	142.2	470.3	400.0
Nonoperating retirement benefit expense	(3.9)	(3.7)	(11.9)	(11.1)
Interest expense, net	(26.1)	(28.0)	(74.5)	(83.0)
Other income, net	12.2	4.4	15.5	5.2
Income before income taxes	144.6	114.9	399.4	311.1
Income tax provision	31.0	28.3	81.3	70.5
Net income	113.6	86.6	318.1	240.6
Less: Net income attributable to noncontrolling interests	3.6	3.9	10.4	9.9
Net income attributable to ATI	$110.0	$82.7	$307.7	$230.7

Basic net income attributable to ATI per common share	$0.80	$0.64	$2.21	$1.82

Diluted net income attributable to ATI per common share	$0.78	$0.57	$2.16	$1.61

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended		Year-to-date period ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$113.6	$86.6	$318.1	$240.6
Currency translation adjustment
Unrealized net change arising during the period	(1.6)	17.4	24.1	7.1
Reclassification adjustment included in net income	—	—	5.1	—
Total	(1.6)	17.4	29.2	7.1
Derivatives
Net derivatives loss on hedge transactions	(3.3)	(1.9)	(1.3)	(4.3)
Reclassification to net income of net realized loss	1.8	3.7	4.4	8.0
Income taxes on derivative transactions	(0.4)	0.5	0.7	1.7
Total	(1.1)	1.3	2.4	2.0
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	1.2	1.3	3.8	3.9
Prior service cost
Amortization to net income of net prior service credits	(0.2)	(0.1)	(0.4)	(0.4)
Income taxes on postretirement benefit plans	0.1	0.3	0.8	0.8
Total	0.9	0.9	2.6	2.7
Other comprehensive income (loss), net of tax	(1.8)	19.6	34.2	11.8
Comprehensive income	111.8	106.2	352.3	252.4
Less: Comprehensive income attributable to noncontrolling interests	4.2	7.9	14.0	13.1
Comprehensive income attributable to ATI	$107.6	$98.3	$338.3	$239.3

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Year-to-date period ended
	September 28, 2025	September 29, 2024
Operating Activities:
Net income	$318.1	$240.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125.0	112.4
Share-based compensation	22.3	26.6
Deferred taxes	36.5	56.5
Net gain from disposal of property, plant and equipment	(10.6)	(6.0)
Net loss on sales of businesses	2.6	—
Changes in operating assets and liabilities:
Inventories	(57.5)	(198.4)
Accounts receivable	1.7	(111.3)
Accounts payable	(94.4)	20.2
Retirement benefits	(6.0)	(7.9)
Accrued liabilities and other	(39.2)	(106.4)
Cash provided by operating activities	298.5	26.3
Investing Activities:
Purchases of property, plant and equipment	(187.9)	(191.8)
Proceeds from disposal of property, plant and equipment	10.9	10.6
Proceeds from sales of businesses, net of transaction costs	21.2	—
Other	6.8	3.0
Cash used in investing activities	(149.0)	(178.2)
Financing Activities:
Payments on long-term debt and finance leases	(24.2)	(21.9)
Net borrowings (payments) under credit facilities	11.3	(5.1)
Receipt of convertible note capped call	—	76.1
Purchase of treasury stock	(470.0)	(190.0)
Shares repurchased for income tax withholding on share-based compensation and other	(29.7)	(25.3)
Cash used in financing activities	(512.6)	(166.2)
Effect of exchange rate changes on cash and cash equivalents	14.1	—
Less: Cash held for sale	—	(19.2)
Decrease in cash and cash equivalents	(349.0)	(337.3)
Cash and cash equivalents at beginning of period	721.2	743.9
Cash and cash equivalents at end of period	$372.2	$406.6
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, June 30, 2024	$13.4	$1,712.9	$78.4	$(359.3)	$(90.2)	$112.7	$1,467.9
Net income	—	—	82.7	—	—	3.9	86.6
Other comprehensive income	—	—	—	—	15.6	4.0	19.6
Conversion of convertible notes	0.9	140.1	(233.9)	384.6	—	—	291.7
Convertible note capped call	—	76.1	—	—	—	—	76.1
Purchase of treasury stock	—	—	—	(38.8)	—	—	(38.8)
Employee stock plans	—	8.7	—	0.2	—	—	8.9
Balance, September 29, 2024	$14.3	$1,937.8	$(72.8)	$(13.3)	$(74.6)	$120.6	$1,912.0
Balance, June 29, 2025	$14.3	$1,879.5	$262.2	$(356.1)	$(56.5)	$114.6	$1,858.0
Net income	—	—	110.0	—	—	3.6	113.6
Other comprehensive income (loss)	—	—	—	—	(2.4)	0.6	(1.8)
Purchase of treasury stock	—	—	—	(151.5)	—	—	(151.5)
Employee stock plans	—	7.3	—	0.2	—	—	7.5
Balance, September 28, 2025	$14.3	$1,886.8	$372.2	$(507.4)	$(58.9)	$118.8	$1,825.8

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2023	$13.2	$1,697.1	$(70.1)	$(184.0)	$(83.2)	$107.5	$1,480.5
Net income	—	—	230.7	—	—	9.9	240.6
Other comprehensive income	—	—	—	—	8.6	3.2	11.8
Conversion of convertible notes	0.9	140.1	(233.9)	384.6	—	—	291.7
Convertible note capped call	—	76.1	—	—	—	—	76.1
Purchase of treasury stock	—	—	—	(190.0)	—	—	(190.0)
Employee stock plans	0.2	24.5	0.5	(23.9)	—	—	1.3
Balance, September 29, 2024	$14.3	$1,937.8	$(72.8)	$(13.3)	$(74.6)	$120.6	$1,912.0
Balance, December 29, 2024	$14.3	$1,943.9	$64.3	$(82.6)	$(89.5)	$104.8	$1,955.2
Net income	—	—	307.7	—	—	10.4	318.1
Other comprehensive income	—	—	—	—	30.6	3.6	34.2
Purchase of treasury stock	—	—	—	(474.3)	—	—	(474.3)
Employee stock plans	—	(57.1)	0.2	49.5	—	—	(7.4)
Balance, September 28, 2025	$14.3	$1,886.8	$372.2	$(507.4)	$(58.9)	$118.8	$1,825.8

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
New Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to segment reporting disclosures. This guidance requires additional disclosures on an annual and interim basis of segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and the presentation and composition of other segment items, which is the difference between segment revenue less segment expenses and the measure of segment profit or loss. The guidance also requires that all current segment disclosures required on an annual basis be provided on an interim basis and requires disclosure of the title and position of the CODM and how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. This guidance does not change how an entity identifies its reportable segments. This new guidance, with the exception of interim disclosures, was effective for the Company in fiscal year 2024, and the Company adopted this new accounting guidance for annual disclosures effective January 1, 2024. The interim disclosures are effective for the Company in fiscal year 2025. The adoption of these changes did not have an impact on the Company’s consolidated financial statements other than disclosure requirements which are included in Note 11.
Pending Accounting Pronouncements
In December 2023, the FASB issued new accounting guidance related to income tax disclosures. This guidance requires an entity to disclose specific categories in its annual rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This guidance also requires additional annual disclosures for income taxes paid and requires disaggregation of income before tax, between domestic and foreign, and income tax expense, between federal, state and foreign. This guidance also eliminates several current disclosure requirements related to: (1) the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months, (2) making a statement that an estimate of the range cannot be made, and (3) disclosing the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. This new guidance includes annual disclosure requirements that will be effective for the Company for fiscal year 2025 and must be applied on a prospective basis with retrospective application permitted. The Company does not expect these changes to have an impact on the Company’s consolidated financial statements other than disclosure requirements.
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
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues by global and geographical markets for the quarters and year-to-date periods ended September 28, 2025 and September 29, 2024 is included in the following tables.

(in millions)	Quarter ended
	September 28, 2025			September 29, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$399.3	$34.3	$433.6	$341.9	$24.0	$365.9
Airframes- Commercial	71.0	126.7	197.7	84.1	96.7	180.8
Defense	83.8	77.6	161.4	48.9	58.2	107.1
Total Aerospace & Defense	554.1	238.6	792.7	474.9	178.9	653.8

Specialty Energy	19.4	34.5	53.9	26.3	43.6	69.9
Electronics	—	48.4	48.4	—	49.1	49.1
Medical	11.8	19.1	30.9	28.6	24.5	53.1
Other Core Markets	31.2	102.0	133.2	54.9	117.2	172.1

Core End Markets	585.3	340.6	925.9	529.8	296.1	825.9

Automotive	1.7	59.6	61.3	4.6	59.2	63.8
Conventional Energy	1.1	55.7	56.8	2.4	70.2	72.6
Construction/Mining	5.3	31.5	36.8	4.9	36.9	41.8
Other	9.5	35.2	44.7	10.7	36.4	47.1
Industrial Markets	17.6	182.0	199.6	22.6	202.7	225.3

Total	$602.9	$522.6	$1,125.5	$552.4	$498.8	$1,051.2

(in millions)	Year-to-date period ended
	September 28, 2025			September 29, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$1,216.2	$86.6	$1,302.8	$970.6	$59.3	$1,029.9
Airframes- Commercial	230.1	368.6	598.7	263.5	318.2	581.7
Defense	204.0	203.4	407.4	160.9	180.9	341.8
Total Aerospace & Defense	1,650.3	658.6	2,308.9	1,395.0	558.4	1,953.4

Specialty Energy	46.5	121.4	167.9	67.0	135.6	202.6
Electronics	—	131.7	131.7	3.0	139.8	142.8
Medical	43.0	69.2	112.2	97.5	76.4	173.9
Other Core Markets	89.5	322.3	411.8	167.5	351.8	519.3

Core End Markets	1,739.8	980.9	2,720.7	1,562.5	910.2	2,472.7

Conventional Energy	4.2	267.3	271.5	8.3	232.9	241.2
Automotive	5.9	180.8	186.7	13.4	177.2	190.6
Construction/Mining	20.5	82.5	103.0	19.9	93.3	113.2
Other	25.4	103.0	128.4	40.2	131.5	171.7
Industrial Markets	56.0	633.6	689.6	81.8	634.9	716.7

Total	$1,795.8	$1,614.5	$3,410.3	$1,644.3	$1,545.1	$3,189.4

(in millions)	Quarter ended
	September 28, 2025			September 29, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$337.7	$342.6	$680.3	$285.8	$339.8	$625.6
Europe	177.4	71.5	248.9	201.4	41.6	243.0
Asia	40.1	84.5	124.6	30.3	93.0	123.3
Canada	22.3	17.0	39.3	16.4	15.0	31.4
South America, Middle East and other	25.4	7.0	32.4	18.5	9.4	27.9
Total	$602.9	$522.6	$1,125.5	$552.4	$498.8	$1,051.2

(in millions)	Year-to-date period ended
	September 28, 2025			September 29, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$1,004.4	$970.1	$1,974.5	$797.9	$1,037.8	$1,835.7
Europe	537.4	208.0	745.4	636.9	146.5	783.4
Asia	117.2	270.9	388.1	106.5	258.5	365.0
Canada	59.4	59.6	119.0	45.4	39.5	84.9
South America, Middle East and other	77.4	105.9	183.3	57.6	62.8	120.4
Total	$1,795.8	$1,614.5	$3,410.3	$1,644.3	$1,545.1	$3,189.4

Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	September 28, 2025			September 29, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	44%	45%	44%	43%	50%	46%
Precision forgings, castings and components	40%	—%	22%	36%	—%	20%
Titanium and titanium-based alloys	16%	22%	19%	21%	12%	17%
Zirconium and related alloys	—%	20%	9%	—%	17%	8%
Precision rolled strip products	—%	13%	6%	—%	21%	9%
Total	100%	100%	100%	100%	100%	100%

	Year-to-date period ended
	September 28, 2025			September 29, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	43%	51%	47%	41%	50%	45%
Precision forgings, castings and components	39%	—%	21%	36%	—%	19%
Titanium and titanium-based alloys	18%	19%	18%	23%	13%	18%
Zirconium and related alloys	—%	19%	9%	—%	18%	9%
Precision rolled strip products	—%	11%	5%	—%	19%	9%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $3.6 billion and $3.9 billion at September 28, 2025 and September 29, 2024, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at September 28, 2025 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Contract balances
As of September 28, 2025 and December 29, 2024, accounts receivable from customers were $714.6 million and $724.2 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts and contract assets and liabilities for the year-to-date periods ended September 28, 2025 and September 29, 2024:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	September 28, 2025	September 29, 2024
Balance as of beginning of year	$15.0	$3.2
Expense to increase the reserve	2.1	—
Write-offs and recoveries of uncollectible accounts	(12.4)	(0.6)
Balance as of period end	$4.7	$2.6

(in millions)
Contract Assets
Short-term	September 28, 2025	September 29, 2024
Balance as of beginning of year	$75.6	$59.1
Recognized in current year	94.8	68.9
Reclassified to accounts receivable	(76.1)	(37.5)
Balance as of period end	$94.3	$90.5

(in millions)
Contract Liabilities
Short-term	September 28, 2025	September 29, 2024
Balance as of beginning of year	$169.4	$163.6
Recognized in current year	106.0	75.1
Amounts in beginning balance reclassified to revenue	(84.6)	(67.7)
Current year amounts reclassified to revenue	(44.3)	(36.9)
Other	(1.0)	—
Reclassification to/from long-term	13.7	12.4
Balance as of period end	$159.2	$146.5

Long-term (a)	September 28, 2025	September 29, 2024
Balance as of beginning of year	$45.3	$39.4
Recognized in current year	33.0	10.8
Amounts in beginning balance reclassified to revenue	(2.2)	—
Other	(2.7)	—
Reclassification to/from short-term	(13.7)	(12.4)
Balance as of period end	$59.7	$37.8
(a) Long-term contract liabilities are included in other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $14.2 million and $12.0 million as of September 28, 2025 and December 29, 2024, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the quarter and year-to-date period ended September 28, 2025 was $0.3 million and $1.2 million, respectively. Contract cost amortization expense for the quarter and year-to-date period ended September 29, 2024 was $0.2 million and $0.8 million, respectively.
Note 3. Inventories
Inventories at September 28, 2025 and December 29, 2024 were as follows (in millions):

	September 28, 2025	December 29, 2024
Raw materials and supplies	$242.1	$206.4
Work-in-process	1,151.5	1,144.1
Finished goods	89.5	71.0
	1,483.1	1,421.5
Inventory valuation reserves	(77.5)	(68.5)
Total inventories, net	$1,405.6	$1,353.0
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at September 28, 2025 and December 29, 2024 was as follows (in millions):

	September 28, 2025	December 29, 2024
Land	$31.2	$30.8
Buildings and leasehold improvements	746.0	735.2
Equipment	3,306.1	3,145.3
	4,083.3	3,911.3
Accumulated depreciation and amortization	(2,230.1)	(2,134.4)
Total property, plant and equipment, net	$1,853.2	$1,776.9

The construction in progress portion of property, plant and equipment at September 28, 2025 was $295.1 million. Capital expenditures on the consolidated statement of cash flows for the year-to-date periods ended September 28, 2025 and September 29, 2024 exclude $15.6 million and $28.3 million, respectively, of accrued capital expenditures that were included in property, plant and equipment at September 28, 2025 and September 29, 2024, respectively.
Note 5. Divestitures
During the third quarter of 2025, the Company completed the sale of its East Hartford, CT operations, an immaterial, non-core operation that was part of the Forged Products business unit, for $20.5 million. With $2.0 million of goodwill allocated to this operation from ATI’s Forged Products reporting unit, the Company recognized a $1.1 million gain on the sale of this operation which is reported in gain/loss on asset sales and sale of business, net, on the consolidated statement of operations for the quarter and year-to-date period ended September 28, 2025, and is excluded from segment results. The Company received proceeds, net of transaction costs and net working capital adjustments, of $18.1 million in the third quarter of 2025, which is reported as an investing activity on the consolidated statements of cash flows, and expects to receive an additional $1.5 million cash consideration on the sale of this operation by the end of fiscal year 2025. In fiscal year 2024, this operation had external sales of approximately $37.0 million and income before tax of approximately $2.9 million.
During the first quarter of 2025, the Company completed the sale of certain immaterial, non-core operations in Birmingham, UK and Dusseldorf, Germany, which were part of our European business in the HPMC Segment. A $3.7 million loss on sale of these operations is reported in gain/loss on asset sales and sales of businesses, net, on the consolidated statement of operations for the year-to-date period ended September 28, 2025, and is excluded from segment results. The Company received proceeds, net of transaction costs, of $3.1 million during the year-to-date period ended September 28, 2025, which is reported as an investing activity on the consolidated statement of cash flows. The Company will receive additional proceeds of approximately $6.7 million over the next 12 months for this sale, which is reported as an other receivable in prepaid expenses and other current assets on the consolidated balance sheet at September 28, 2025. In fiscal year 2024, these operations had external sales of approximately $39.1 million and income before tax of approximately $2.4 million.
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
Majority-Owned Joint Ventures
STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip (PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of September 28, 2025 were $99.1 million.

Note 7. Supplemental Financial Statement Information
Other income (expense), net for the quarters and year-to-date periods ended September 28, 2025 and September 29, 2024 was as follows:

(in millions)	Quarter ended		Year-to-date period ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Rent and royalty income	$1.7	$0.7	$5.0	$2.3
Gains from disposal of property, plant and equipment, net	10.5	3.7	10.5	3.7
Other	—	—	—	(0.8)
Total other income, net	$12.2	$4.4	$15.5	$5.2
Gains from disposal of property, plant and equipment, net include $10.5 million and $3.7 million for the quarter and year-to-date periods ended September 28, 2025 and September 29, 2024, respectively, on the sale of certain oil and gas rights. These cash gains are reported as an investing activity on the consolidated statement of cash flow for the year-to-date period ended September 29, 2024.
Restructuring
Restructuring charges were a credit of $0.4 million for the quarter ended September 28, 2025 and represent a reduction in severance-related reserves for the Company’s European restructuring. Restructuring charges were a credit of $1.7 million for the year-to-date period ended September 28, 2025, primarily for a reduction in severance-related reserves for approximately 40 employees for a previous restructuring in the AA&S segment. Restructuring charges were $0.5 million for the quarter ended September 29, 2024 and represent severance for the involuntary reduction of several domestic employees. Restructuring charges were a credit of $1.2 million for the year-to-date period ended September 29, 2024, primarily for a reduction in severance-related reserves for approximately 80 employees based on revised workforce reduction estimates, which included the restructuring for the Company’s European operations. These amounts are presented as restructuring charges/credits in the consolidated statements of operations and are excluded from segment results.
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 29, 2024	$9.0
Adjustments	(1.7)
Divestitures	(0.5)
Payments	(5.6)
Balance at September 28, 2025	$1.2
During the year-to-date period ended September 28, 2025, the Company derecognized $0.5 million of restructuring reserves in connection with the sale of non-core operations in Birmingham, UK and Dusseldorf, Germany (see Note 5 for further explanation). The $1.2 million restructuring reserve balance at September 28, 2025 is recorded in other current liabilities on the consolidated balance sheet.
Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a predetermined discount rate commensurate with the creditworthiness of ATI. As of September 28, 2025 and December 29, 2024, the Company had $42.1 million and $34.8 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.
Accounts Receivable Securitization
On September 19, 2025, ATI Specialty Materials, LLC (“Specialty Materials”) and its indirect wholly owned subsidiary, ATI Securitization LLC (“ATI Securitization”) entered into a three-year, $125.0 million Receivables Purchase and Financing Agreement (the “Receivables Facility”) with PNC Bank, National Association, as Administrative Agent, and certain Purchasers/Lenders party thereto. Under the Receivables Facility, Specialty Materials sells or contributes, on an ongoing basis, certain of its trade accounts receivable, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, ATI Securitization Holdings LLC (ATI Holdings). ATI Holdings subsequently sells or contributes those receivable and related security and interests to ATI Securitization, its wholly owned subsidiary, which is a consolidated bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Facility. ATI Securitization may borrow from, and/or sell receivables under the Receivables Facility at fair value and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interest in the proceeds thereof. In all instances, Specialty Materials retains the servicing of the accounts receivable transferred, which includes collection and administrative activities. ATI has agreed to guarantee the performance of Specialty Materials obligations under the Receivables Facility.
The maximum aggregate funding available under the Receivables Facility is $125.0 million at any one time, subject to the availability of eligible receivables and other customary factors and conditions as well as covenants as set forth in the Receivables Facility. Amounts outstanding under the Receivables Facility accrue interest at an adjusted SOFR plus the applicable margin. The Receivables Facility also requires the maintenance of a minimum utilization level equal to 50% of the facility amount.
ATI Securitization is a separate legal entity with its own creditors. In the event of a liquidation of ATI Securitization, its creditors would be entitled to be satisfied out of the assets of ATI Securitization prior to any assets or value becoming available to creditors or equity holders for other ATI entities. The assets of ATI Securitization, including any funds of ATI Securitization that may be commingled with funds of any of its affiliates for purposes of cash management and related efficiencies, are not available to pay creditors of ATI or any affiliate thereof, except to the extent collections of receivables are in excess of the amounts owed by ATI Securitization under the Receivables Facility.
Sales of accounts receivable under the Receivables Facility meet the sale criteria under ASC 860, Transfers and Servicing (“ASC 860”), and are derecognized from the consolidated balance sheet. Cash receipts, received at the time of the sale of receivables under the Receivables Facility, are classified as cash flow from operating activities in the consolidated statement of cash flows. As the Company retains the servicing rights of the receivables sold, the Company assessed the associated servicing liability under ASC 860 and determined that the liability is immaterial to the Company’s financial statements.
For the three and nine months ended September 28, 2025, ATI Securitization sold $80.0 million of accounts receivable in exchange for $80.0 million of cash. The Company recorded a $0.9 million charge associated with the sale of the accounts receivable within selling and administrative expenses on its consolidated statement of operations. As of September 28, 2025, $80.0 million of the sold accounts receivable remained outstanding, which represents our maximum potential exposure under the guarantee.
There were no borrowings during the three and nine months ended September 28, 2025 under the Receivable Facility.
Sale of Receivables Program
During the fourth quarter of 2024, the Company entered into an accounts receivables purchase agreement (Receivables Purchase Agreement) with a third-party financial institution to periodically sell certain accounts receivable at a discount. These accounts receivable sales are accounted for as a sale of assets under ASC 860, Transfers and Servicing, as the Company’s continuing involvement is limited to servicing the accounts receivable, collecting the payments for the underlying accounts receivable and remitting such collections to the financial institution. The financial institution is responsible for any credit risk associated with the sold accounts receivable. The Company receives the purchase price, equal to the accounts receivable less the discount, at the time of the sale.
The Company sold $26.0 million and $94.2 million of its receivables under this program during the quarter and year-to-date periods ended September 28, 2025, respectively, resulting in de-recognition of the receivables from the Company’s consolidated balance sheet. The Company had no amounts collected on behalf of the financial institution under the Receivables Purchase Agreement at September 28, 2025. The losses associated with these transactions of $0.2 million and $0.7 million are reflected in the Company’s consolidated statement of operations for the quarter and year-to-date periods ended September 28, 2025, respectively, and are excluded from segment results. The cash received on these sales of accounts receivable during the year-to-date period ended September 28, 2025 is presented in changes in receivables within operating activities in the consolidated statement of cash flows.
Other Customer Receivable Sales
In the third quarter and year-to-date period ended September 28, 2025, the Company sold $107.0 million and $271.1 million, respectively, of certain customers’ accounts receivable through programs established by those customers with third-party financial institutions. In the third quarter and year-to-date period ended September 29, 2024, the Company sold $69.8 million and $212.1 million, respectively, of certain customers’ accounts receivable through programs established by those customers with third-party financial institutions. These customers have extended payment terms and provide the programs to enable suppliers to receive more timely payments. The Company has no continuing involvement with the receivables sold under these programs, including no servicing requirement. The proceeds from these transactions are presented as changes in receivables within operating activities in the consolidated statement of cash flows. The losses associated with these transactions of $1.4 million and $4.1 million for the quarter and year-to-date periods ended September 28, 2025, respectively, and $1.4 million and $4.3 million for the quarter and year-to-date periods ended September 29, 2024, respectively, are reflected in the Company’s consolidated statements of operations and are excluded from segment results.
Note 8. Debt
Debt at September 28, 2025 and December 29, 2024 was as follows (in millions):

	September 28, 2025	December 29, 2024
ATI Inc. 7.25% Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
Allegheny Ludlum 6.95% Debentures due 2025 (a)	150.0	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	11.4	—
Finance leases and other	107.7	109.5
Debt issuance costs	(12.2)	(14.2)
Debt	1,906.9	1,895.3
Short-term debt and current portion of long-term debt	191.7	180.4
Long-term debt	$1,715.2	$1,714.9

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
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of September 28, 2025. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 6.95% Debentures due 2025 issued by the Company’s wholly owned subsidiary, Allegheny Ludlum LLC, the 5.875% Senior Notes due 2027 and the 4.875% Notes due 2029. Costs associated with entering into the June 2025 ABL amendment were $2.8 million, and are being amortized to interest expense over the extended term of the facility ending June 2030, along with $1.9 million of unamortized deferred costs previously recorded for the ABL. The ABL, as amended, also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.
As of September 28, 2025, there were no outstanding borrowings under the revolving portion of the ABL facility, and $29.4 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $3.5 million bearing an average annual interest rate of 6.5% under the ABL facility for the year-to-date period ended September 28, 2025. There were no revolving credit borrowings under the ABL facility during the year-to-date period ended September 29, 2024. The Company also has foreign credit facilities, primarily in China, that total $72.1 million based on September 28, 2025 foreign exchange rates, $11.4 million of which was drawn as of September 28, 2025. There were no amounts drawn under foreign credit facilities as of December 29, 2024.
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
The majority of ATI’s products are sold under contractual arrangements that include raw material surcharges and index mechanisms. However, as of September 28, 2025, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 1 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 2% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged is the variable selling price or the variable raw material cost, respectively.
At September 28, 2025, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility consisted of natural gas cost hedges. At September 28, 2025, the Company hedged approximately 60% of its forecasted domestic requirements for natural gas for the remainder of 2025 and approximately 35% for 2026.
While most of the Company’s direct export sales are transacted in U.S. dollars, it uses foreign currency exchange contracts, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies it expects to receive from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 28, 2025, the Company had no material outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no outstanding derivative interest rate contracts at September 28, 2025.
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

(In millions) Asset derivatives	Balance sheet location	September 28, 2025	December 29, 2024
Derivatives designated as hedging instruments:
Natural gas contracts	Prepaid expenses and other current assets	$0.4	$0.8
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.1	—
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	0.2
Nickel and other raw material contracts	Other assets	0.1	—
Natural gas contracts	Other assets	0.2	0.9
Total derivatives designated as hedging instruments		$0.9	$1.9
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Other current liabilities	$1.0	$4.2
Natural gas contracts	Other current liabilities	0.7	1.7
Natural gas contracts	Other long-term liabilities	—	0.1
Nickel and other raw material contracts	Other long-term liabilities	0.1	—
Total derivatives designated as hedging instruments		$1.8	$6.0
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of September 28, 2025. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at September 28, 2025, a pre-tax loss of $1.1 million is expected to be recognized over the next 12 months.
Activity for derivatives designated as cash flow hedges for the quarters and year-to-date periods ended September 28, 2025 and September 29, 2024 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Quarter ended		Quarter ended
Derivatives in Cash Flow Hedging Relationships	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Nickel and other raw material contracts	$—	$(0.2)	$(1.1)	$(1.4)
Natural gas contracts	(2.6)	(1.1)	(0.3)	(1.4)
Foreign exchange contracts	0.1	(0.2)	—	—
Interest rate swap	—	—	—	—
Total	$(2.5)	$(1.5)	$(1.4)	$(2.8)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Year-to-date period ended		Year-to-date period ended
Derivatives in Cash Flow Hedging Relationships	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Nickel and other raw material contracts	$(0.7)	$(1.3)	$(3.3)	$(2.5)
Natural gas contracts	(0.2)	(2.1)	(0.2)	(5.0)
Foreign exchange contracts	(0.1)	0.1	0.1	0.2
Interest rate swap	—	—	—	1.2
Total	$(1.0)	$(3.3)	$(3.4)	$(6.1)
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
The Company may also use derivative instruments that are not designated as hedges to protect the Company’s results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and the Company recognized $0.6 million of expense and $2.3 million of income, net, for settled foreign currency forward contracts that were not designated as hedges during the third quarter and year-to-date period ended September 28, 2025, respectively, and $1.0 million and $0.5 million of income, net, during the third quarter and year-to-date period ended September 29, 2024, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of September 28, 2025.
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 28, 2025 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$372.2	$372.2	$372.2	$—
Derivative financial instruments:
Assets	0.9	0.9	—	0.9
Liabilities	1.8	1.8	—	1.8
Debt (a)	1,919.1	1,936.5	1,617.4	319.1
The estimated fair value of financial instruments at December 29, 2024 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$721.2	$721.2	$721.2	$—
Derivative financial instruments:
Assets	1.9	1.9	—	1.9
Liabilities	6.0	6.0	—	6.0
Debt (a)	1,909.5	1,889.7	1,580.2	309.5
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

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Quarter ended September 28, 2025			Quarter ended September 29, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$602.9	$522.6	$1,125.5	$552.4	$498.8	$1,051.2
Intersegment sales	58.6	47.5	106.1	60.5	89.6	150.1
Total sales	661.5	570.1	1,231.6	612.9	588.4	1,201.3

Reconciliation of sales
Elimination of intersegment sales			(106.1)			(150.1)
Total consolidated sales			$1,125.5			$1,051.2

Less(1):
Allocated corporate overhead	14.3	14.2		17.9	18.4
Other segment items(2)	501.4	465.5		471.8	496.4
Segment EBITDA	145.8	90.4	236.2	123.2	73.6	196.8

Reconciliation of segment EBITDA
Corporate expenses			(15.6)			(13.4)
Closed operations and other income			4.5			2.3
Depreciation & amortization			(42.6)			(38.5)
Interest expense, net			(26.1)			(28.0)
Restructuring and other charges			(12.9)			(4.3)
Gain on sales of businesses			1.1			—

Income before taxes			$144.6			$114.9

	Year-to-date period ended September 28, 2025			Year-to-date period ended September 29, 2024
	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$1,795.8	$1,614.5	$3,410.3	$1,644.3	$1,545.1	$3,189.4
Intersegment sales	171.8	151.8	323.6	184.3	208.6	392.9
Total sales	1,967.6	1,766.3	3,733.9	1,828.6	1,753.7	3,582.3

Reconciliation of sales
Elimination of intersegment sales			(323.6)			(392.9)
Total consolidated sales			$3,410.3			$3,189.4

Less(1):
Allocated corporate overhead	48.6	50.2		50.4	50.8
Other segment items(2)	1,498.2	1,465.6		1,443.6	1,470.0
Segment EBITDA	420.8	250.5	671.3	334.6	232.9	567.5

Reconciliation of segment EBITDA
Corporate expenses			(48.4)			(49.9)
Closed operations and other income			4.5			1.7
Depreciation & amortization			(125.0)			(112.4)
Interest expense, net			(74.5)			(83.0)
Restructuring and other charges			(25.9)			(12.8)
Loss on sales of businesses, net			(2.6)			—

Income before taxes			$399.4			$311.1
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
Total international sales for the quarter and year-to-date period ended September 28, 2025 were $445.3 million and $1,435.9 million, respectively, and $425.7 million and $1,353.8 million for the quarter and year-to-date period ended September 29, 2024, respectively. Of these amounts, sales by operations in the U.S. to customers in other countries for the third quarter and year-to-date period ended September 28, 2025 were $348.6 million and $1,156.9 million, respectively, and $333.5 million and $1,050.1 million for the third quarter and year-to-date period ended September 29, 2024, respectively.
Restructuring and other charges of $12.9 million for the quarter ended September 28, 2025 include $7.2 million of start-up and transaction-related costs, which are primarily included within cost of sales on the consolidated statements of operations, and $3.6 million of transformation-related costs and $2.5 million of losses on the sale of accounts receivable, which are included within selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $0.4 million due to a reduction in severance-related reserves for our European restructuring (see Note 7). Restructuring and other charges of $25.9 million for the year-to-date period ended September 28, 2025 include $17.2 million of start-up and transaction-related costs, which are primarily included within cost of sales on the consolidated statements of operations, and $4.7 million of transformation-related costs and $5.7 million of losses on the sale of accounts receivable, which are included within selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $1.7 million primarily due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment (see Note 7).
Restructuring and other charges of $4.3 million for the quarter ended September 29, 2024 include $2.5 million of start-up costs, partially offset by a $0.4 million credit for adjustments to inventory reserves related to the Company’s European restructuring, both of which are included within cost of sales on the consolidated statements of operations. These charges also include $1.7 million of transaction costs, which are included within selling and administrative expenses on the consolidated statements of operations, and restructuring charges of $0.5 million (see Note 7). Restructuring and other charges of $12.8 million for the year-to-date period ended September 29, 2024 include $7.2 million of start-up costs and $5.1 million of inventory write-downs related to the Company’s European restructuring, both of which are included within cost of sales on the consolidated statements of operations. These charges also include $1.7 million of transaction costs, which are included within selling and administrative expenses on the consolidated statements of operations, and restructuring credits of $1.2 million primarily for revised workforce reduction estimates (see Note 7).
Certain additional information regarding the Company’s business segments is presented below:

	Quarter ended		Year-to-date period ended
(In millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Depreciation and amortization:
High Performance Materials & Components	$21.2	$18.6	$61.8	$52.8
Advanced Alloys & Solutions	19.7	18.2	58.3	54.5
Other	1.7	1.7	4.9	5.1
Total depreciation and amortization	$42.6	$38.5	$125.0	$112.4
Capital expenditures:
High Performance Materials & Components	$36.9	$32.7	$111.5	$111.2
Advanced Alloys & Solutions	25.2	31.6	74.4	77.1
Corporate	0.4	1.5	2.0	3.5
Total capital expenditures	$62.5	$65.8	$187.9	$191.8

Identifiable assets:	September 28, 2025	December 29, 2024
High Performance Materials & Components	$2,340.4	$2,225.9
Advanced Alloys & Solutions	2,240.8	2,207.8
Corporate:
Deferred Taxes	37.3	46.5
Cash and cash equivalents and other	384.2	750.4
Total assets	$5,002.7	$5,230.6

($ in millions)	September 28, 2025	Percent of total	December 29, 2024	Percent of total
Total assets:
United States	$4,469.5	89%	$4,666.3	89%
China	313.3	6%	310.3	6%
Other	219.9	5%	254.0	5%
Total Assets	$5,002.7	100%	$5,230.6	100%
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
For the quarters ended September 28, 2025 and September 29, 2024, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Quarter ended		Quarter ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service cost - benefits earned during the year	$1.3	$1.5	$0.1	$0.2
Interest cost on benefits earned in prior years	4.4	4.1	2.5	2.5
Expected return on plan assets	(4.0)	(4.1)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.3)	(0.2)
Amortization of net actuarial loss	—	—	1.2	1.3
Total retirement benefit expense	$1.8	$1.6	$3.5	$3.8
For the year-to-date periods ended September 28, 2025 and September 29, 2024, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year-to-date period ended		Year-to-date period ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service cost - benefits earned during the year	$4.0	$4.4	$0.3	$0.4
Interest cost on benefits earned in prior years	13.0	12.3	7.4	7.6
Expected return on plan assets	(11.9)	(12.3)	—	—
Amortization of prior service cost (credit)	0.3	0.2	(0.7)	(0.6)
Amortization of net actuarial loss	—	—	3.8	3.9
Total retirement benefit expense	$5.4	$4.6	$10.8	$11.3
Note 13. Income Taxes
For the quarter and year-to-date period ended September 28, 2025, the Company’s effective tax rate was 21.4% and 20.4%, respectively, resulting in an income tax provision of $31.0 million and $81.3 million, respectively. For the quarter and year-to-date period ended September 29, 2024, the Company’s effective tax rate was 24.6% and 22.7%, respectively, resulting in an income tax provision of $28.3 million and $70.5 million, respectively. The effective tax rate for the quarter ended September 28, 2025 included discrete tax expense of $2.8 million, primarily related to return-to-provision adjustments for limitations of permanent benefits due to decreased taxable income, and the effective tax rate for the year-to-date period ended September 28, 2025 included discrete tax benefits of $1.7 million, primarily for share-based compensation. Excluding discrete tax impacts, the Company’s effective tax rate for the quarter and year-to-date period ended September 28, 2025 was 19.5% and 20.8%, respectively. The effective tax rate for the quarter ended September 29, 2024 included discrete tax expense of $0.2 million and the effective tax rate for the year-to-date period ended September 29, 2024 included discrete tax benefits of $4.5 million. Excluding discrete tax impacts, the Company’s effective tax rate for the quarter and year-to-date period ended September 29, 2024 was 24.5% and 24.1%, respectively.
On July 4, 2025, the One Big Beautiful Bill Act, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes, was enacted. Pursuant to ASC 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment, the impact of which are not material and are reflected in the Company’s effective tax rate in the quarter. The Company anticipates that the impacts related to the tax law changes will be favorable to future years’ cash tax payments due to changes in bonus depreciation, domestic research expensing and certain international provisions.

Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

(In millions, except per share amounts)	Quarter ended		Year-to-date period ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$110.0	$82.7	$307.7	$230.7
Effect of dilutive securities:
3.5% Convertible Senior Notes due 2025	—	1.7	—	6.0
Numerator for diluted net income per common share –
Net income attributable to ATI after assumed conversions	$110.0	$84.4	$307.7	$236.7
Denominator:
Denominator for basic net income per common share – weighted average shares	137.0	128.7	139.5	126.5
Effect of dilutive securities:
Share-based compensation	3.5	3.7	3.1	3.1
3.5% Convertible Senior Notes due 2025	—	14.4	—	17.3
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	140.5	146.8	142.6	146.9
Basic net income attributable to ATI per common share	$0.80	$0.64	$2.21	$1.82
Diluted net income attributable to ATI per common share	$0.78	$0.57	$2.16	$1.61
Common stock that would have been issuable upon the assumed conversion of the Company’s 3.5% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”), prior to their redemption during the third quarter of 2024, and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the quarters and year-to-date periods ended September 28, 2025 and September 29, 2024.
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), most recently authorizing the repurchase of up to $700 million, as announced in September 2024. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter and year-to-date period ended September 28, 2025, ATI used $150.0 million and $470.0 million, respectively, to repurchase 2.0 million and 6.4 million, respectively, of its common stock under the Share Repurchase Program. At September 28, 2025, the Company has utilized $580 million of the $700 million currently authorized under the Share Repurchase Program. In the quarter and year-to-date period ended September 29, 2024, ATI used $40.0 million and $190.0 million, respectively, to repurchase 0.7 million and 4.1 million, respectively, of its common stock under the Share Repurchase Program.
The Company’s share repurchases are subject to a 1% excise tax due to the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock. The cost of share repurchases for the quarter and year-to-date period ended September 28, 2025 of $151.5 million and $474.3 million, respectively, differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes. However, for 2024, there was no excise tax due to the impact of the conversion of the 2025 Convertible Notes.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the quarter ended September 28, 2025 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 29, 2025		$(28.8)		$(52.0)		$1.0		$23.3	$(56.5)
OCI before reclassifications		—		(2.2)		(2.5)		—	(4.7)
Amounts reclassified from AOCI	(a)	0.9	(c)	—	(d)	1.4	(e)	—	2.3
Net current-period OCI		0.9		(2.2)		(1.1)		—	(2.4)
Balance, September 28, 2025		$(27.9)		$(54.2)		$(0.1)		$23.3	$(58.9)
Attributable to noncontrolling interests:
Balance, June 29, 2025		$—		$8.7		$—		$—	$8.7
OCI before reclassifications		—		0.6		—		—	0.6
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		0.6		—		—	0.6
Balance, September 28, 2025		$—		$9.3		$—		$—	$9.3

The changes in AOCI by component, net of tax, for the year-to-date period ended September 28, 2025 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 29, 2024		$(30.5)		$(79.8)		$(2.5)		$23.3	$(89.5)
OCI before reclassifications		—		20.5		(1.0)		—	19.5
Amounts reclassified from AOCI	(a)	2.6	(b)	5.1	(d)	3.4	(e)	—	11.1
Net current-period OCI		2.6		25.6		2.4		—	30.6
Balance, September 28, 2025		$(27.9)		$(54.2)		$(0.1)		$23.3	$(58.9)
Attributable to noncontrolling interests:
Balance, December 29, 2024		$—		$5.7		$—		$—	$5.7
OCI before reclassifications		—		3.6		—		—	3.6
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		3.6		—		—	3.6
Balance, September 28, 2025		$—		$9.3		$—		$—	$9.3
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)Amounts were included in gain/loss of asset sales and sales of businesses, net, as part of the loss on sale of the Birmingham, UK and Dusseldorf, Germany operations (see Note 5).
(c)No amounts were reclassified to earnings.
(d)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).
(e)Represents the net change in deferred tax asset valuation allowances on changes in AOCI balances between the balance sheet dates.

The changes in AOCI by component, net of tax, for the quarter ended September 29, 2024 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, June 30, 2024		$(30.7)		$(77.9)		$(4.9)		$23.3	$(90.2)
OCI before reclassifications		—		13.4		(1.5)		—	11.9
Amounts reclassified from AOCI	(a)	0.9	(b)	—	(c)	2.8	(d)	—	3.7
Net current-period OCI		0.9		13.4		1.3		—	15.6
Balance, September 29, 2024		$(29.8)		$(64.5)		$(3.6)		$23.3	$(74.6)
Attributable to noncontrolling interests:
Balance, June 30, 2024		$—		$6.5		$—		$—	$6.5
OCI before reclassifications		—		4.0		—		—	4.0
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		4.0		—		—	$4.0
Balance, September 29, 2024		$—		$10.5		$—		$—	$10.5
The changes in AOCI by component, net of tax, for the year-to-date period ended September 29, 2024 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 31, 2023		$(32.5)		$(68.4)		$(6.4)		$24.1	$(83.2)
OCI before reclassifications		—		3.9		(3.3)		—	0.6
Amounts reclassified from AOCI	(a)	2.7	(b)	—	(c)	6.1	(d)	(0.8)	8.0
Net current-period OCI		2.7		3.9		2.8		(0.8)	8.6
Balance, September 29, 2024		$(29.8)		$(64.5)		$(3.6)		$23.3	$(74.6)
Attributable to noncontrolling interests:
Balance, December 31, 2023		$—		$7.3		$—		$—	$7.3
OCI before reclassifications		—		3.2		—		—	3.2
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		3.2		—		—	$3.2
Balance, September 29, 2024		$—		$10.5		$—		$—	$10.5
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

Reclassifications out of AOCI for the quarters and year-to-date periods ended September 28, 2025 and September 29, 2024 were as follows:

Details about AOCI Components (In millions)	Three months ended September 28, 2025	Three months ended September 29, 2024	Year-to-date period ended September 28, 2025	Year-to-date period ended September 29, 2024		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.2	0.1	$0.4	0.4	(a)
Actuarial losses	(1.2)	(1.3)	(3.8)	(3.9)	(a)
	(1.0)	(1.2)	(3.4)	(3.5)	(d)	Total before tax
	(0.1)	(0.3)	(0.8)	(0.8)		Tax benefit (e)
	$(0.9)	$(0.9)	$(2.6)	$(2.7)		Net of tax

Currency translation adjustment	$—	$—	$(5.1)	$—	(b,d)

Derivatives
Nickel and other raw material contracts	$(1.4)	$(1.9)	$(4.3)	$(3.3)	(c)
Natural gas contracts	(0.4)	(1.8)	(0.2)	(6.5)	(c)
Foreign exchange contracts	—	—	0.1	0.2	(c)
Interest rate swap	—	—	—	1.6	(c)
	(1.8)	(3.7)	(4.4)	(8.0)	(d)	Total before tax
	(0.4)	(0.9)	(1.0)	(1.9)		Tax benefit (e)
	$(1.4)	$(2.8)	$(3.4)	$(6.1)		Net of tax

(a)Amounts are reported in nonoperating retirement benefit expense (see Note 12).
(b)Amounts in 2025 were included in gain/loss on asset sales and sales of businesses, net, as part of the loss on sale of the Birmingham, UK and Dusseldorf, Germany operations (see Note 5).
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
At September 28, 2025, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $6 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
The Company received employee retention tax credits under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) during the fiscal year ended December 31, 2022. Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the year-to-date period ended September 28, 2025, the Company recognized a benefit of approximately $7 million in cost of sales on the consolidated statement of operations due to the expiration of the statute of limitations for a portion of these credits. As of September 28, 2025, The Company has approximately $5 million of remaining deferred retention tax credits, of which the statute of limitations expires in 2028.
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania. These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company filed a Motion to Dismiss the consolidated claims in January 2025. Following an August 2025 hearing on the Motion to Dismiss, the magistrate judge overseeing the Motion issued a report recommending that all of the plaintiffs’ claims be dismissed for lack of standing. The recommendation remains subject to review and disposition by the presiding judge. The Company disputes and intends to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. Our largest market is aerospace & defense, representing 68% of sales for the year-to-date period ended September 28, 2025, led by products for jet engines and airframes. Additionally, we have a strong presence in the specialty energy, medical and electronics markets. In aggregate, these markets represented 80% of our sales for the year-to-date period ended September 28, 2025. ATI is a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, including those used in latest generation jet engines and 3D-printed aerospace products.
ATI follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years and quarters in this Quarterly Report on Form 10-Q relate to fiscal years and quarters, rather than calendar years and quarters.
Results of Operations
Sales
Third quarter 2025 sales increased 7% to $1.13 billion, compared to $1.05 billion of sales for the third quarter 2024, primarily due to increased demand in the aerospace & defense market, partially offset by a decline in sales to our other core and industrial markets. In aggregate, ATI’s aerospace & defense market sales increased 21% to $792.7 million, or 70% of total sales in the third quarter 2025, compared to $653.8 million, or 62% of total sales in the third quarter 2024. The increase in aerospace & defense market sales was partially offset by sales declines in other core and industrial markets of 23% and 11%, respectively.
Sales for the year-to-date period ended September 28, 2025 increased 7% to $3.41 billion, compared to sales of $3.19 billion for the comparable 2024 period. The increase in sales was primarily due to an 18% increase in sales to the aerospace & defense market, partially offset by sales declines in other core and industrial markets of 21% and 4%, respectively.

Comparative information regarding our overall revenues (in millions) by end market and their respective percentages of total revenues for the quarters and year-to-date periods ended September 28, 2025 and September 29, 2024 is shown below.

	Quarter ended		Quarter ended
Markets	September 28, 2025		September 29, 2024
Aerospace & Defense:
Jet Engines- Commercial	$433.6	38%	$365.9	35%
Airframes- Commercial	197.7	18%	180.8	17%
Defense	161.4	14%	107.1	10%
Total Aerospace & Defense	792.7	70%	653.8	62%

Specialty Energy	53.9	5%	69.9	7%
Electronics	48.4	4%	49.1	5%
Medical	30.9	3%	53.1	5%
Other Core Markets	133.2	12%	172.1	17%

Core End Markets	925.9	82%	825.9	79%

Automotive	61.3	6%	63.8	6%
Conventional Energy	56.8	5%	72.6	7%
Construction/Mining	36.8	3%	41.8	4%
Other	44.7	4%	47.1	4%
Industrial Markets	199.6	18%	225.3	21%

Total	$1,125.5	100%	$1,051.2	100%

	Year-to-date period ended		Year-to-date period ended
Markets	September 28, 2025		September 29, 2024
Aerospace & Defense:
Jet Engines- Commercial	$1,302.8	38%	$1,029.9	32%
Airframes- Commercial	598.7	18%	581.7	18%
Defense	407.4	12%	341.8	11%
Total Aerospace & Defense	2,308.9	68%	1,953.4	61%

Specialty Energy	167.9	5%	202.6	6%
Electronics	131.7	4%	142.8	4%
Medical	112.2	3%	173.9	6%
Other Core Markets	411.8	12%	519.3	16%

Core End Markets	2,720.7	80%	2,472.7	77%

Conventional Energy	271.5	8%	241.2	8%
Automotive	186.7	5%	190.6	6%
Construction/Mining	103.0	3%	113.2	4%
Other	128.4	4%	171.7	5%
Industrial Markets	689.6	20%	716.7	23%

Total	$3,410.3	100%	$3,189.4	100%
For the third quarter 2025, international sales increased to $445 million, or 40% of total sales, from $426 million, or 40% of total sales, in the third quarter 2024. ATI’s international sales are mostly to our core end markets.

Comparative information regarding our major products based on their percentages of revenues are shown below. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended		Year-to-date period ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Nickel-based alloys and specialty alloys	44%	46%	47%	45%
Precision forgings, castings and components	22%	20%	21%	19%
Titanium and titanium-based alloys	19%	17%	18%	18%
Zirconium and related alloys	9%	8%	9%	9%
Precision rolled strip products	6%	9%	5%	9%
Total	100%	100%	100%	100%
Gross Profit
Gross profit for the third quarter of 2025 was $255.3 million, or 22.7% of sales, compared to $224.8 million, or 21.4% of sales, for the third quarter 2024. Third quarter 2025 gross profit includes $7.0 million of start-up and transaction-related costs, which are excluded from Adjusted EBITDA. Third quarter 2024 gross profit includes a benefit of $4.8 million related to the recognition of previously deferred employee retention tax credits, of which $2.9 million related to the HPMC segment and $1.9 million related to the AA&S segment. Third quarter 2024 gross profit also includes $2.5 million of start-up costs, partially offset by a $0.4 million credit for adjustments to inventory reserves related to our European restructuring, which are excluded from Adjusted EBITDA.
Our gross profit was $733.6 million, or 21.5% of sales, for the year-to-date period ended September 28, 2025, compared to $649.6 million, or 20.4% of sales for the year-to-date period ended September 29, 2024. Year-to-date 2025 gross profit includes a benefit of $7.2 million related to the recognition of previously deferred employee retention tax credits, of which $4.4 million related to the HPMC segment and $2.8 million related to the AA&S segment. Year-to-date 2025 gross profit also includes start-up and transaction-related costs of $17.0 million, which are excluded from Adjusted EBITDA. Year-to-date 2024 gross profit includes a benefit of $13.4 million related to the recognition of previously deferred employee retention tax credits, of which $6.4 million related to the HPMC segment and $7.0 million related to the AA&S segment. Year-to-date 2024 gross profit also includes $7.2 million of start-up costs and $5.1 million of charges for inventory write-downs related to our European restructuring, which are excluded from Adjusted EBITDA.
Selling and Administrative Expenses
Selling and administrative expenses for the third quarter 2025 were $94.6 million, an increase of 15% compared to $82.4 million for the third quarter 2024. The increase was primarily due to higher incentive compensation costs, foreign exchange losses compared to gains in the prior year period, and higher research and development expenses. Third quarter 2025 includes $3.8 million of transformation and transaction-related costs and $2.5 million of losses on the sale of customer accounts receivable, which are excluded from Adjusted EBITDA. Third quarter 2024 includes $1.7 million of transaction costs, which are excluded from Adjusted EBITDA.
Selling and administrative expenses for the year-to-date 2025 period were $262.4 million, an increase of 4% compared to $253.3 million for the 2024 year-to-date period. The increase was primarily due to higher incentive compensation costs, foreign exchange losses, and higher research and development expenses. Year-to-date 2025 includes $4.9 million of transformation and transaction-related costs and $5.7 million of losses on the sale of customer accounts receivable, which are excluded from Adjusted EBITDA. Year-to-date 2024 includes $1.7 million of transaction costs, which are excluded from Adjusted EBITDA.
Restructuring (Credits) Charges
Third quarter 2025 included restructuring credits of $0.4 million due to a reduction in severance-related reserves primarily for our previous European restructuring. Third quarter 2024 included restructuring charges of $0.5 million for severance-related reserves for the involuntary reduction of several domestic employees.
The year-to-date periods ended September 28, 2025 and September 29, 2024 included restructuring credits of $1.7 million and $1.2 million, respectively, primarily due to reductions in severance-related reserves for previous European and AA&S restructuring activities.

(Gain) Loss on Asset Sales and Sales of Businesses, net
Gain on asset sales and sales of businesses, net of $1.3 million for the third quarter of 2025 primarily includes a $1.1 million gain on the sale of our East Hartford, CT operations, an immaterial, non-core operation that was part of the Forged Products business unit in the HPMC segment. The year-to-date period ended September 28, 2025 loss on asset sales and sales of businesses, net of $2.6 million also includes a $3.7 million loss for the sale of certain immaterial, non-core operations in Birmingham, UK and Dusseldorf, Germany, which were part of our European business in the HPMC Segment.
Gains on asset sales and sales of businesses, net of $2.5 million for the year-to-date 2024 period was mostly comprised of a $2.3 million gain on the sale of our idled Houston, PA facility.
Interest Expense, Net
Interest expense, net decreased to $26.1 million in the third quarter of 2025 compared to $28.0 million in the third quarter of 2024. Capitalized interest reduced interest expense by $2.4 million in the third quarter 2025 and $2.9 million in the third quarter 2024. In addition, interest expense, net in the year-to-date period ended September 28, 2025 decreased to $74.5 million compared to $83.0 million in the year-to-date period ended September 29, 2024. For the year-to-date periods ended September 28, 2025 and September 29, 2024, capitalized interest was $7.6 million and $8.8 million, respectively. The decrease in interest expense, net in both the quarter and year-to-date periods was primarily due to the redemption of the 2025 Convertible Notes in the third quarter of 2024.
Other Income, Net
Other income, net for the third quarter and year-to date period ended September 28, 2025 of $12.2 million and $15.5 million, respectively, included a gain of $10.5 million from the sale of certain oil and gas rights. Other income, net for the third quarter and year-to date period ended September 29, 2024 of $4.4 million and $5.2 million, respectively, included a gain of $3.7 million from the sale of certain oil and gas rights.
Income Taxes
Our effective tax rate for the third quarter of 2025 was 21.4%, resulting in an income tax provision of $31.0 million, and our effective tax rate for the third quarter of 2024 was 24.6%, resulting in an income tax provision of $28.3 million. The effective tax rate for the third quarter of 2025 includes discrete tax expense of $2.8 million, primarily related to return-to-provision adjustments for limitations of permanent benefits due to decreased taxable income. The effective tax rate for the third quarter of 2024 includes discrete tax expense of $0.2 million. Excluding the discrete tax items, the Company’s effective tax rates for the third quarter of 2025 and 2024 were 19.5% and 24.5%, respectively. The decline in the effective tax rate was primarily due to deductions previously limited by net operating losses.
Our effective tax rate for the year-to-date period ended September 28, 2025 was 20.4%, resulting in an income tax provision of $81.3 million. Our effective tax rate for the year-to-date period ended September 29, 2024 was 22.7%, resulting in an income tax provision of $70.5 million. The effective tax rate for the year-to-date period ended September 28, 2025 includes discrete tax benefits of $1.7 million, inclusive of $4.1 million for share-based compensation. The effective tax rate for the year-to-date period ended September 29, 2024 includes discrete tax benefits of $4.5 million, inclusive of $3.3 million for share-based compensation, as well as the impact from the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss due to the maturity of our interest rate swap. Excluding the discrete tax items, the Company’s effective tax rate for the year-to-date periods ended September 28, 2025 and September 29, 2024 was 20.8% and 24.1%, respectively. The decline in the effective tax rate was primarily due to deductions previously limited by net operating losses.
On July 4, 2025, the One Big Beautiful Bill Act, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes, was enacted. Pursuant to ASC 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment, the impact of which are not material and are reflected in the Company’s effective tax rate in the quarter. The Company anticipates that the impacts related to the tax law changes will be favorable to future years’ cash tax payments due to changes in bonus depreciation, domestic research expensing and certain international provisions.
Net Income
Net income attributable to ATI was $110.0 million, or $0.78 per share, in the third quarter of 2025, compared to $82.7 million, or $0.57 per share, for the third quarter of 2024.
Net income attributable to ATI was $307.7 million, or $2.16 per share, in the year-to-date period ended September 28, 2025, compared to a net income attributable to ATI of $230.7 million, or $1.61 per share, for the prior year period.

Business Segment Results
Comparative financial information (in millions) for our segments and corporate operations for the quarters and year-to-date periods ended September 28, 2025 and September 29, 2024 is shown below.

	Quarter Ended		Year-to-date period ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales:
High Performance Materials & Components	$602.9	$552.4	$1,795.8	$1,644.3
Advanced Alloys & Solutions	522.6	498.8	1,614.5	1,545.1
Total external sales	$1,125.5	$1,051.2	$3,410.3	$3,189.4

Segment EBITDA(a):
High Performance Materials & Components	$145.8	$123.2	$420.8	$334.6
% of Sales	24.2%	22.3%	23.4%	20.4%
Advanced Alloys & Solutions	90.4	73.6	250.5	232.9
% of Sales	17.3%	14.8%	15.5%	15.1%

Corporate, Closed Operations and Other (income) expense(b):
Corporate expense	$15.6	$13.4	$48.4	$49.9
Closed operations and other (income) expense	(4.5)	(2.3)	(4.5)	(1.7)
Total Corporate, Closed Operations and Other expense	$11.1	$11.1	$43.9	$48.2

Depreciation & Amortization:
High Performance Materials & Components	$21.2	$18.6	$61.8	$52.8
Advanced Alloys & Solutions	19.7	18.2	58.3	54.5
Other	1.7	1.7	4.9	5.1
Total depreciation & amortization	$42.6	$38.5	$125.0	$112.4

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

High Performance Materials & Components Segment
Third quarter 2025 sales were $602.9 million, an increase of $50.5 million, or 9%, compared to the third quarter 2024, primarily due to a $79.2 million, or 17%, increase in sales to the aerospace & defense market. The increase in aerospace & defense sales was primarily driven by strong demand for commercial jet engine and defense products. This increase was partially offset by a decline in sales to the medical, specialty energy, and industrial markets, inclusive of a $9 million negative impact due to the first quarter 2025 disposition of certain non-core operations in Europe.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended September 28, 2025 and September 29, 2024 is as follows:

	Quarter ended		Quarter ended
Markets	September 28, 2025		September 29, 2024
Aerospace & Defense:
Jet Engines- Commercial	$399.3	66%	$341.9	62%
Airframes- Commercial	71.0	12%	84.1	15%
Defense	83.8	14%	48.9	9%
Total Aerospace & Defense	554.1	92%	474.9	86%

Specialty Energy	19.4	3%	26.3	5%
Medical	11.8	2%	28.6	5%
Electronics	—	—%	—	—%
Other Core Markets	31.2	5%	54.9	10%

Core End Markets	585.3	97%	529.8	96%

Construction/Mining	5.3	1%	4.9	1%
Automotive	1.7	—%	4.6	1%
Conventional Energy	1.1	—%	2.4	—%
Other	9.5	2%	10.7	2%
Industrial Markets	17.6	3%	22.6	4%

Total	$602.9	100%	$552.4	100%
International sales represented 44% of total segment sales for the third quarter 2025, compared to 48% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the quarters ended September 28, 2025 and September 29, 2024, is as follows:

	Quarter ended
	September 28, 2025	September 29, 2024
Nickel-based alloys and specialty alloys	44%	43%
Precision forgings, castings and components	40%	36%
Titanium and titanium-based alloys	16%	21%
Total	100%	100%
Segment EBITDA in the third quarter 2025 was $145.8 million, or 24.2% of total sales, compared to $123.2 million, or 22.3% of total sales, for the third quarter 2024. The increase in segment EBITDA, as a percentage of sales, was primarily due to higher sales and favorable pricing of nickel-based and specialty alloys. Results in the third quarter of 2024 included a benefit of $2.9 million from the recognition of previously deferred employee retention tax credits.
Sales for the year-to-date period ended September 28, 2025 were $1,795.8 million, an increase of $151.5 million, or 9%, compared to the year-to-date period ended September 29, 2024, primarily due to a $255.3 million, or 18%, increase in sales to the aerospace & defense market. The increase in aerospace & defense sales was primarily due to strong demand for commercial jet engine and defense products. This increase was partially offset by a decline in sales to the medical, industrial, and specialty energy markets, inclusive of a $39 million negative impact due to the first quarter 2025 disposition of certain non-core operations in Europe.

Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended September 28, 2025 and September 29, 2024 is as follows:

	Year-to-date period ended		Year-to-date period ended
Markets	September 28, 2025		September 29, 2024
Aerospace & Defense:
Jet Engines- Commercial	$1,216.2	68%	$970.6	59%
Airframes- Commercial	230.1	13%	263.5	16%
Defense	204.0	11%	160.9	10%
Total Aerospace & Defense	1,650.3	92%	1,395.0	85%

Specialty Energy	46.5	3%	67.0	4%
Medical	43.0	2%	97.5	6%
Electronics	—	—%	3.0	—%
Other Core Markets	89.5	5%	167.5	10%

Core End Markets	1,739.8	97%	1,562.5	95%

Construction/Mining	20.5	1%	19.9	1%
Automotive	5.9	—%	13.4	1%
Conventional Energy	4.2	—%	8.3	1%
Other	25.4	2%	40.2	2%
Industrial Markets	56.0	3%	81.8	5%

Total	$1,795.8	100%	$1,644.3	100%
International sales represented 44% of total segment sales for the 2025 year-to-date period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the year-to-date periods ended September 28, 2025 and September 29, 2024, is as follows:

	Year-to-date period ended
	September 28, 2025	September 29, 2024
Nickel-based alloys and specialty alloys	43%	41%
Precision forgings, castings and components	39%	36%
Titanium and titanium-based alloys	18%	23%
Total	100%	100%
Segment EBITDA in the year-to-date period ended September 28, 2025 increased to $420.8 million, or 23.4% of total sales, compared to $334.6 million, or 20.4% of total sales, for the year-to-date period ended September 29, 2024. The increase in segment EBITDA, as a percentage of sales, was primarily due to higher sales and favorable pricing of nickel-based and specialty alloys. Results for the year-to-date periods ended September 28, 2025 and September 29, 2024 included benefits of $4.4 million and $6.4 million, respectively, from the recognition of previously deferred employee retention tax credits.
The Company’s investments to increase capacity and focus on continuous improvement are driving improvements to our work-flow processes and operations. HPMC results for 2025 reflected year-over-year improved operating leverage and pricing as we continued to experience increasing demand from the aerospace & defense market, especially for commercial jet engines. Although macro risks and uncertainty continue, we believe our capabilities, strong backlog and long-term agreements with aerospace market OEMs for our specialty materials, including powders, parts and components, position the HPMC segment for profitable growth for the next several years. ATI has prepared for the potential risks of tariffs for many years, and we have taken actions to minimize the impact of tariffs in our contracts and supply chains. While we expect continued, near-term challenges, we believe the backlog of commercial aircraft production, increasing requirements for maintenance, repair, and operations, and the current OEM production forecasts support our long-term growth expectations in this end market.

Advanced Alloys & Solutions Segment

Third quarter 2025 sales were $522.6 million, an increase of $23.8 million, or 5%, compared to the third quarter 2024. Sales to the aerospace & defense market increased $59.7 million, or 33%, due to higher commercial airframe and jet engine sales of $40.3 million and a $19.4 million increase in sales of defense products. Aerospace & defense sales were 46% of the total AA&S sales in the third quarter 2025 compared to 36% in third quarter 2024. The sales increase for aerospace & defense was partially offset by declines in sales to our other core markets, primarily specialty energy and medical, of $14.5 million, or 21%.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended September 28, 2025 and September 29, 2024 is shown below.

	Quarter ended		Quarter ended
Markets	September 28, 2025		September 29, 2024
Aerospace & Defense:
Jet Engines- Commercial	$34.3	7%	$24.0	5%
Airframes- Commercial	126.7	24%	96.7	19%
Defense	77.6	15%	58.2	12%
Total Aerospace & Defense	238.6	46%	178.9	36%

Electronics	48.4	9%	49.1	10%
Specialty Energy	34.5	7%	43.6	9%
Medical	19.1	3%	24.5	5%
Other Core Markets	102.0	19%	117.2	24%

Core End Markets	340.6	65%	296.1	60%

Automotive	59.6	11%	59.2	12%
Conventional Energy	55.7	11%	70.2	14%
Construction/Mining	31.5	6%	36.9	7%
Other	35.2	7%	36.4	7%
Industrial Markets	182.0	35%	202.7	40%

Total	$522.6	100%	$498.8	100%
International sales represented 35% of total segment sales for the third quarter of 2025, compared to 32% in the prior year’s third quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended September 28, 2025 and September 29, 2024, is presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Quarter ended
	September 28, 2025	September 29, 2024
Nickel-based alloys and specialty alloys	45%	50%
Titanium and titanium-based alloys	22%	12%
Zirconium and related alloys	20%	17%
Precision rolled strip products	13%	21%
Total	100%	100%
Segment EBITDA was $90.4 million, or 17.3% of sales, for the third quarter 2025, compared to segment EBITDA of $73.6 million, or 14.8% of sales, for the third quarter 2024. The margin increase compared to the prior year was primarily due to favorable sales mix and pricing of exotic alloys. Third quarter 2024 included a $1.9 million benefit from the recognition of previously deferred employee retention tax credits.

Sales for the year-to-date period ended September 28, 2025 were $1,614.5 million, an increase of $69.4 million or 5% compared to the year-to-date period ended September 29, 2024. Sales to the aerospace & defense market increased by $100.2 million, or 18%, due to higher commercial airframe and jet engine sales of $77.7 million and a $22.5 million increase in defense sales. The increase in aerospace & defense sales was partially offset by a decline in sales to our other core markets of $29.5 million, or 8%. Sales to industrial markets were essentially flat compared to the prior year period.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended September 28, 2025 and September 29, 2024 is shown below.

	Year-to-date period ended		Year-to-date period ended
Markets	September 28, 2025		September 29, 2024
Aerospace & Defense:
Jet Engines- Commercial	$86.6	5%	$59.3	4%
Airframes- Commercial	368.6	23%	318.2	20%
Defense	203.4	13%	180.9	12%
Total Aerospace & Defense	658.6	41%	558.4	36%

Electronics	131.7	8%	139.8	9%
Specialty Energy	121.4	8%	135.6	9%
Medical	69.2	4%	76.4	5%
Other Core Markets	322.3	20%	351.8	23%

Core End Markets	980.9	61%	910.2	59%

Conventional Energy	267.3	17%	232.9	15%
Automotive	180.8	11%	177.2	11%
Construction/Mining	82.5	5%	93.3	6%
Other	103.0	6%	131.5	9%
Industrial Markets	633.6	39%	634.9	41%

Total	$1,614.5	100%	$1,545.1	100%
International sales represented 40% of total segment sales for the year-to-date period ended September 28, 2025, compared to 33% the prior year. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended September 28, 2025 and September 29, 2024, is presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Year-to-date period ended
	September 28, 2025	September 29, 2024
Nickel-based alloys and specialty alloys	51%	50%
Zirconium and related alloys	19%	18%
Titanium and titanium-based alloys	19%	13%
Precision rolled strip products	11%	19%
Total	100%	100%
Segment EBITDA was $250.5 million, or 15.5% of sales, for the year-to-date period ended September 28, 2025, compared to segment EBITDA of $232.9 million, or 15.1% of sales, for the year-to-date period ended September 29, 2024. The margin increase compared to the prior year was primarily due to higher sales, a favorable sales mix, and pricing of exotic alloys. Results for the year-to-date period ended September 28, 2025 include a benefit of $2.8 million from the recognition of previously deferred employee retention tax credits and a benefit of $2.6 million due to a customer recovery for previously reserved accounts receivable. Results for the year-to-date period ended September 29, 2024 includes a benefit of $7.0 million from the recognition of previously deferred employee retention tax credits.
Margins for our AA&S segment increased on a year-over-year basis, as expected, through improved sales mix and operating performance. We continue to closely monitor macro risks and uncertainty, and have taken actions to minimize the impact of tariffs in our contracts and supply chains.

Corporate Items
Corporate expenses for the third quarter of 2025 were $15.6 million, compared to $13.4 million for the third quarter 2024. The increase in corporate expenses for the quarter ended September 28, 2025 was primarily due to higher incentive compensation costs. For the year-to-date period ended September 28, 2025, corporate expenses were $48.4 million, compared to $49.9 million for the year-to-date period ended September 29, 2024. The decrease in corporate expenses for the year-to-date period ended September 28, 2025 was primarily due to lower incentive compensation costs.
Closed operations and other income/expense for the third quarter 2025 was income of $4.5 million, compared to income of $2.3 million for the third quarter 2024. For the year-to-date period ended September 28, 2025, closed operations and other income/expense was income $4.5 million, compared to income of $1.7 million for the year-to-date period ended September 29, 2024. Closed operations and other income/expense for the quarter and year-to-date periods ended September 28, 2025 and September 29, 2024 includes gains of $10.5 million and $3.7 million, respectively, on the sale of certain oil and gas rights, included within other income, net, on the consolidated statements of operations.
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
At September 28, 2025, Managed working capital increased as a percentage of annualized sales to 36.4% compared to 30.9% at December 29, 2024. The increase in Managed working capital as a percentage of annualized sales was primarily due to seasonal inventory builds to support increased operating levels and the timing of shipments, which impacts days sales outstanding, and vendor payments in the quarter. Days sales outstanding, which measures actual collection timing for accounts receivable, worsened by 5% as of September 28, 2025 compared to year end 2024. Gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, worsened by 8% as of September 28, 2025 compared to year end 2024.

The computations of Managed working capital at September 28, 2025 and December 29, 2024, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows. The December 29, 2024 amounts include management working capital balances that are classified as held for sale.

	September 28,	December 29,
(In millions)	2025	2024
Accounts receivable	$709.9	$709.2
Short-term contract assets	94.3	75.6
Inventory	1,405.6	1,353.0
Accounts payable	(493.5)	(609.1)
Short-term contract liabilities	(159.2)	(169.4)
Subtotal	1,557.1	1,359.3
Allowance for doubtful accounts	4.7	15.0
Inventory valuation reserves	77.5	68.5
Net managed working capital held for sale	—	8.5
Managed working capital	$1,639.3	$1,451.3
Annualized prior 3 months sales	$4,502.2	$4,690.5
Managed working capital as a % of annualized sales	36.4%	30.9%
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
As of September 28, 2025, there were no outstanding borrowings under the revolving portion of the ABL facility, and $29.4 million was utilized to support the issuance of letters of credit. At September 28, 2025, we had $372.2 million of cash and cash equivalents, available additional liquidity under the ABL facility of approximately $570 million, and up to $100 million of availability under the Delayed-Draw Term Loan. Our next significant debt maturity is in the fourth quarter of this year and relates to the 6.95% Debentures due 2025 issued by our wholly owned subsidiary, Allegheny Ludlum LLC.
Periodically, our Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $700 million that was announced in September 2024. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter and year-to-date period ended September 28, 2025, ATI used $150 million and $470 million, respectively, to repurchase 2.0 million and 6.4 million, respectively, of its common stock under the Share Repurchase Program. At September 28, 2025, the Company has utilized $580 million of the $700 million currently authorized under the Share Repurchase Program.
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
Our Total Debt to Adjusted EBITDA Leverage ratio improved in the third quarter of 2025 compared to year end 2024, while our Net Debt to Adjusted EBITDA Leverage ratio worsened in the third quarter of 2025 compared to year end 2024, largely due to a lower cash balance. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Quarter ended		Trailing 12-month period ended	Year ended
	September 28, 2025	September 29, 2024	September 28, 2025	December 29, 2024
Net income attributable to ATI	$110.0	$82.7	$444.8	$367.8
Net income attributable to noncontrolling interests	3.6	3.9	15.4	14.9
Net income	113.6	86.6	460.2	382.7
Interest expense	26.1	28.0	99.7	108.2
Depreciation and amortization	42.6	38.5	164.1	151.5
Income tax provision (benefit)	31.0	28.3	114.2	103.4
Pension remeasurement loss	—	—	14.1	14.1
Restructuring and other charges	12.9	4.3	35.2	22.1
Gain on asset sales and sale of businesses, net	(1.1)	—	(50.3)	(52.9)
Adjusted EBITDA	$225.1	$185.7	$837.2	$729.1

Debt			$1,906.9	$1,895.3
Add: Debt issuance costs			12.2	14.2
Total debt			1,919.1	1,909.5
Less: Cash			(372.2)	(721.2)
Net debt			$1,546.9	$1,188.3

Total Debt to Adjusted EBITDA			2.29	2.62
Net Debt to Adjusted EBITDA			1.85	1.63
Cash Flow
Cash provided by operations was $298.5 million in the year-to-date period ended September 28, 2025, a significant improvement compared to $26.3 million in the year-to-date period ended September 29, 2024. The 2025 period improvement was due to higher net income and improved working capital changes compared to the 2024 period, including cash flows from accounts receivable and inventory balances. Accounts receivable were positively impacted by the sale of $80 million of accounts receivable in exchange for cash under the new Receivables Facility. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. Other significant 2025 and 2024 operating cash flow items included payment of the annual cash incentive compensation.
Cash used in investing activities was $149.0 million in the year-to-date period ended September 28, 2025, which included $187.9 million for capital expenditures primarily to support various growth projects in our aerospace & defense and other core markets. Cash used in investing activities was $178.2 million in the year-to-date period ended September 29, 2024, reflecting $191.8 million in capital expenditures. Proceeds from disposals of property, plant and equipment in the year-to-date period ended September 28, 2025 of $10.9 million mostly relates to $10.5 million of proceeds on the sale of certain oil and gas rights. Proceeds from disposals of property, plant and equipment in the year-to-date period ended September 29, 2024 of $10.6 million related to $3.7 million of proceeds on the sale of certain oil and gas rights and $3.5 million of proceeds received for the sale of assets for our idled Houston, PA facility. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, borrowings under the ABL facility.
Cash used in financing activities was $512.6 million in the year-to-date period ended September 28, 2025, which included $470.0 million to repurchase 6.4 million shares of ATI stock under our Share Repurchase Program. For the year-to-date period ended September 29, 2024, cash used in financing activities was $166.2 million, which included $190.0 million to repurchase 4.1 million shares of ATI stock under our Share Repurchase Program.
At September 28, 2025, cash and cash equivalents on hand totaled $372.2 million, a decrease of $349.0 million from year end 2024. Cash and cash equivalents held by our foreign subsidiaries was $179.1 million at September 28, 2025, of which $99.1 million was held by the STAL joint venture.
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
Non-GAAP financial measures should be viewed in addition to, and not superior to or as an alternative for, the Company’s reported results prepared in accordance with GAAP. The following table provides the reconciliation of net income attributable to ATI to the Adjusted EBITDA non-GAAP financial measures:

	Quarter Ended		Year-to-date period ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income attributable to ATI	$110.0	$82.7	$307.7	$230.7
Net income attributable to noncontrolling interests	3.6	3.9	10.4	9.9
Net income	113.6	86.6	318.1	240.6
(+) Depreciation and amortization	42.6	38.5	125.0	112.4
(+) Interest expense	26.1	28.0	74.5	83.0
(+) Income tax provision	31.0	28.3	81.3	70.5
EBITDA	$213.3	$181.4	$598.9	$506.5
Adjustments for special items, pre-tax:
(+) Restructuring and other charges(a)	12.9	4.3	25.9	12.8
(-/+) (Gain) loss on sales of businesses, net(b)	(1.1)	—	2.6	—
Adjusted EBITDA	$225.1	$185.7	$627.4	$519.3
Adjusted EBITDA as a % of sales	20.0%	17.7%	18.4%	16.3%
(a)Third quarter 2025: Restructuring and other charges of $12.9 million include $7.2 million of start-up and transaction-related costs, which are primarily reported within cost of sales on the consolidated statements of operations, and $3.6 million of transformation-related costs and $2.5 million for losses on sale of accounts receivable, which are reported in selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $0.4 million due to a reduction in severance-related reserves for our European restructuring.

Third quarter 2024: Restructuring and other charges of $4.3 million include $2.5 million of start-up costs, partially offset by a $0.4 million credit for adjustments to inventory reserves related to our European restructuring, both of which are reported within cost of sales on the consolidated statements of operations. These charges also included $1.7 million of transaction costs, which are reported in selling and administrative expense on the consolidated statements of operation, and restructuring charges of $0.5 million.
Year-to-date 2025: Restructuring and other charges of $25.9 million include $17.2 million of start-up and transaction-related costs, which are primarily reported within cost of sales on the consolidated statements of operations, and $4.7 million of transformation-related costs and $5.7 million for losses on sale of accounts receivable, which are reported in selling and administrative expenses on the consolidated statement of operations. These charges were partially offset by credits of $1.7 million due to a reduction in severance-related reserves primarily for a previous restructuring in the AA&S segment.
Year-to-date 2024: Restructuring and other charges of $12.8 million include $7.2 million of start-up costs and $5.1 million of inventory write-downs related to our European restructuring, both of which are reported within cost of sales on the consolidated statements of operations. These charges also include $1.7 million of transaction costs, which are reported within selling and administrative expenses on the consolidated statements of operations, and restructuring credits $1.2 million primarily for revised workforce reduction estimates.
(b)(Gain) loss on sales of businesses, net, for the third quarter of 2025 includes a $1.1 million gain on the sale of a non-core operation from the Forged Products business unit, which is part of the HPMC segment. (Gain) loss on sales of businesses, net, of $2.6 million for the year-to-date period ended September 28, 2025 also includes a $3.7 million loss on the sale of certain non-core European operations from the HPMC segment.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. Any gain or loss associated with this hedging arrangement was included in interest expense. There are no outstanding derivative interest rate contracts at September 28, 2025.
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
At September 28, 2025, the outstanding financial derivatives used to hedge our exposure to energy cost volatility consisted of natural gas hedges covering approximately 60% of our forecasted domestic requirements for natural gas for the remainder of 2025 and approximately 35% for 2026. At September 28, 2025, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $0.1 million, comprised of $0.4 million in prepaid expenses and other current assets, $0.2 million in other long-term assets and $0.7 million in other current liabilities on the balance sheet. For the quarter ended September 28, 2025, natural gas hedging activity increased cost of sales by $0.4 million.
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
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 28, 2025, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 1 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 2% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At September 28, 2025, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $0.9 million, comprised of $0.1 million in prepaid expenses and other current assets, $0.1 million in other long-term assets, $1.0 million in other current liabilities and $0.1 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies we expect to receive from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 28, 2025, we had no material outstanding foreign currency forward contracts.

We may also use derivative instruments that are not designated as hedges to protect our results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and we recognized $0.6 million of expense and $2.3 million of income, net, for settled foreign currency forward contracts that were not designated as hedges during the third quarter and year-to-date period ended September 28, 2025, respectively, and $1.0 million and $0.5 million of income, net, during the third quarter and year-to-date period ended September 29, 2024, respectively, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of September 28, 2025.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 28, 2025, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 28, 2025 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Pension Annuitization Litigation. In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania. These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company filed a Motion to Dismiss the consolidated claims in January 2025. Following an August 2025 hearing on the Motion to Dismiss, the magistrate judge overseeing the Motion issued a report recommending that all of the plaintiffs’ claims be dismissed for lack of standing. The recommendation remains subject to review and disposition by the presiding judge. The Company disputes and intends to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

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
Labor Matters. We have approximately 7,600 active employees, of which approximately 10% are located outside the United States. Approximately 35% of our workforce is covered by various collective bargaining agreements (“CBAs”), predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation. Generally, CBAs that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire. On April 22, 2025, we reached agreements with the USW for new CBAs that cover nearly 1,000 USW represented full-time employees within our AA&S operations for a six-year term that extends through February 28, 2031.
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
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits, filed in federal district court for the Western District of Pennsylvania, that assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. These two lawsuits were consolidated in late 2024. In January 2025, we filed a Motion to Dismiss the consolidated claims, and following an August 2025 hearing on the Motion to Dismiss, the magistrate judge overseeing the Motion issued a report recommending that all of the plaintiffs’ claims be dismissed for lack of standing. The recommendation remains subject to review and disposition by the presiding judge. We intend to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.

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

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 30, 2025 - August 3, 2025	—	$—	—	$270,000,178
August 4, 2025 - August 31, 2025	1,273,739	$75.51	1,271,623	$174,000,402
September 1, 2025 - September 28, 2025	700,728	$77.08	700,713	$120,000,228
Total	1,974,467	$76.07	1,972,336	$120,000,228
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases

Item 5.	Other Information
Rule 10b5-1 Plan Elections

During the fiscal quarter ended September 28, 2025, Robert S. Wetherbee, the Company’s Executive Chairman, entered into a pre-arranged stock trading plan on August 15, 2025, which provides for the potential sale of up to 300,000 shares of the Company’s common stock between November 18, 2025 and August 14, 2026 for his personal tax and estate planning purposes. Additionally, Timothy J. Harris, the Company’s Senior Vice President and Chief Digital and Information Officer, entered into a pre-arranged stock trading plan on August 6, 2025, which provides for the potential sale of up to 42,170 shares of the Company’s common stock between November 4, 2025 and January 30, 2026 for his personal tax and estate planning purposes. These trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense criteria articulated by Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, as well as the Company’s policies and procedures pertaining to transactions in Company securities.

Item 6.	Exhibits
(a) Exhibits

10.1
Receivables Purchase and Financing Agreement, dated as of September 19, 2025, by and among the ATI Securitization LLC, the Purchasers and Lenders from time to time party thereto, ATI Specialty Materials LLC, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (filed herewith).*

10.2	First Tier Purchase and Sale Agreement, dated as of September 19, 2025, between ATI Specialty Materials LLC, as Servicer and ATI Securitization Holdings LLC (filed herewith).

10.3	Second Tier Purchase and Sale Agreement, dated as of September 19, 2025, between ATI Specialty Materials LLC, as Servicer, ATI Securitization Holdings LLC and ATI Securitization LLC (filed herewith).

10.4	Retirement and Consulting Agreement, dated as of October 27, 2025, between the Company and Donald P. Newman (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
ATI INC.
(Registrant)

Date:	October 28, 2025	By	/s/ Donald P. Newman
Donald P. Newman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	October 28, 2025	By	/s/ Michael B. Miller
Michael B. Miller
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)