Form 10-K
period 2025-12-28
ATI INC
filed 2026-02-20
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statement. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
On January 30, 2026, the Registrant had outstanding 136,936,299 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 29, 2025 was approximately $12.0 billion, based on the closing price per share of Common Stock on June 29, 2025 of $86.80 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2026 are incorporated by reference into Part III of this Report.

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
When used in this Annual Report on Form 10-K, unless the context otherwise requires or unless otherwise specified, any reference to “year” is to the Company’s fiscal year. The Company follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Fiscal years 2025, 2024 and 2023 ended on December 28, 2025, December 29, 2024, and December 31, 2023, respectively. All fiscal years presented include 52 weeks of operations.
Our Business

ATI produces specialty materials, highly differentiated by our materials science expertise and advanced process technologies. Our mission is to solve the world’s challenges through materials science. Aerospace & defense, our largest end markets, represent approximately 68% of total sales, led by products for jet engines and airframes in addition to a wide range of defense applications. Additionally, we have a strong presence the specialty energy market and also serve customers in several other markets including conventional energy, medical, electronics and other industrial markets.
We operate in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys. These products are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. HPMC’s capabilities range from cast/wrought and powder alloy development to production of highly engineered finished components, and 3D-printed aerospace products. The HPMC segment’s primary focus is on maximizing jet engine materials and components growth, with approximately 92% of its revenue derived from the aerospace & defense markets, including nearly 68% from products for commercial jet engines. Commercial aerospace products have been the main source of sales and EBITDA growth for HPMC over the last several years and are expected to continue to drive HPMC and overall ATI results in the future. HPMC has also experienced strong growth in defense products, with fiscal year 2025 sales growth of 24%. Sales of defense products comprise almost 11% of HPMC's total sales.
The AA&S segment produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys, including zirconium, hafnium, and niobium, in a variety of forms including plate, sheet, and strip products. AA&S focuses on high-value materials that are utilized in technically challenging and extreme environments, which require materials that can withstand extreme heat, radiation and corrosion. AA&S continued its focus of growing sales to the aerospace & defense end markets, with fiscal year 2025 sales to those markets increasing 15%. Aerospace & defense now comprises approximately 41% of AA&S total revenue. AA&S also serves customers across several other markets, notably specialty energy and conventional energy, as well as electronics and certain industrial markets.
End-use markets for our products include:
Aerospace & Defense. We are a world leader in the production of specialty materials and components for both commercial and military jet engines and airframes, supporting customer needs for initial build requirements and for spare parts. We believe that through alloy development, internal growth efforts, and long-term supply agreements on current and next-generation jet engines and airframes, we are well-positioned with a fully qualified asset base to meet the expected multi-year demand growth from the commercial aerospace market.
Nickel-based alloys and superalloys remain extremely strong at high temperatures and resist degradation under extreme conditions. Next-generation jet engines use advanced nickel-based superalloys and metallic powder alloys to enable increased fuel efficiency requirements that require hotter-burning engines. Typical aerospace applications for the nickel-based alloys and superalloys and advanced metallic powders we produce include jet engine disks, blades, vanes, rings, casings and shafts. Our specialty materials are also used in the manufacture of aircraft landing gear and structural components.
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
Additionally, the products and components made from the titanium and titanium-based alloys we produce, such as jet engine components including disks, blades and vanes, and airframe components such as structural members, landing gears, and hydraulic systems, are also critical in aerospace applications. These materials and components possess an extraordinary combination of properties that help to increase jet engine fuel efficiency and product longevity, including superior strength-to-weight ratios, elevated temperature resistance, low coefficient of thermal expansion, and extreme corrosion resistance.
We produce a wide-range of military-grade materials including titanium, nickel-based alloys, zirconium, tungsten, and hafnium, as well as components for our defense customers. Our materials and components are used for many applications, including naval nuclear products, military jet engines, fixed wing and rotorcraft products, armor applications and munitions materials. In fiscal year 2025, sales to our defense end market increased by 14% and we expect continued growth in this important end market in the coming years.
We continuously seek to develop and manufacture innovative new alloys to better serve the needs of the aerospace & defense markets, and several of the alloys we produce have won significant share in current and next-generation jet engines. ATI’s metallic powder technology delivers alloy compositions and refined microstructures that offer increased performance and longer useful lives in high-temperature aerospace environments, as well as improved jet engine efficiency. We continue to increase our production capacity for advanced metallic powders for use in next-generation aerospace products, including additive manufacturing applications. ATI also has a dedicated additive manufacturing and post-processing facility to tap into significant aerospace & defense demand for additively manufactured laser powered bed fusion parts, serving both commercial and defense customers.
Energy. Our products are sold to a variety of end customers in the end-use energy market, with a focus on specialty energy, which includes nuclear power generation and gas turbines. Our high-performance products meet a wide range of needs for protection, conductivity, thermal performance and corrosion resistance. ATI's solutions for the energy industry include specialty materials for solar, geothermal and wind applications, reactor-grade zirconium and hafnium alloys, pioneered by ATI, for nuclear plants; and corrosion-resistant alloys for water systems and scrubbers in coal plants. We believe clean energy needs, the electrification of developing countries, and energy requirements to support data center growth will continue to drive demand for our specialty materials and products for use in these industries over the long term.
Further, we are an industry pioneer in producing nuclear reactor fuel cladding and structural components utilizing zirconium and hafnium alloys for use in nuclear power generation. We also are a technology leader for large diameter components used in natural gas land-based turbines for power generation, and our alloys are used for alternative energy generation, including solar, fuel cell, wind and geothermal applications.
Both of our business segments also produce specialty materials that are critical to the conventional energy market, which includes the oil and gas and chemical and hydrocarbon processing industries. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and high temperature conditions in sour wells, and other unconventional sources. These challenging offshore environments are located further off the continental shelf, including locations in arctic and tropical waters where drilling is more difficult than previously-sourced locations. Our specialty materials, including nickel-based alloys, duplex alloys and other specialty alloys, have the strength and corrosion-resistant properties necessary to meet these challenging operating conditions. We enable our customers’ success in these applications by developing and producing specialty materials for equipment that can operate for up to 30 years in these harsh environments.
Other Markets. We also serve several other customer end markets, including electronics, medical, and industrial. Customers in the medical end market use ATI’s advanced specialty materials in medical device products that enhance the quality of lives around the world. Manufacturers of magnetic resonance imaging (MRI) devices rely on our niobium superconducting wire to help produce electromagnetic fields that allow physicians to safely scan the body’s soft tissue. Our specialty alloys also are used for replacement knees, hips and other prosthetic devices. The use of our alloys in these replacement devices offers the potential for longer product lifespans versus previous implant generations. Our biocompatible nickel-titanium (nitinol) shape memory alloy is used for stents to support collapsed or clogged blood vessels.
In the electronics market, nickel alloys and Precision Rolled Strip® (PRS) from Specialty Rolled Products (SRP) and our Asian PRS joint venture are used in computers and smart phones. PRS is selected for electronics and communications applications based on corrosion resistance, strength, wear resistance, electrical resistivity or thermal expansion. In addition, metal precursors – which use chemicals produced by ATI, such as hafnium – have a variety of important applications in consumer and industrial electronics.
Finally, ATI's materials and products are used across a wide range of industrial markets, including automotive and construction and mining.

Business Segments
Our two business segments accounted for the following percentages of total revenues of $4.6 billion, $4.4 billion, and $4.2 billion for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
High Performance Materials & Components	53%	52%	51%
Advanced Alloys & Solutions	47%	48%	49%
Information with respect to our business segments is presented below and in Note 18 of the notes to the consolidated financial statements.
High Performance Materials & Components Segment
Our HPMC segment produces a wide range of high performance specialty materials, parts and components for our aerospace & defense, specialty energy, and medical markets, with approximately 92% of fiscal year 2025 revenues derived from the aerospace & defense markets. Most of the products in this segment are sold directly to end-use customers, and a substantial portion of our HPMC segment products are sold under multi-year agreements. Demand for our products is driven primarily by the commercial aerospace cycle. Large aircraft and jet engines are manufactured by a small number of companies, such as The Boeing Company (Boeing), Airbus S.A.S. (an Airbus Group company) including the former operations of Bombardier Aerospace, and Empresa Brasileira de Aeronáutica S.A. (Embraer) for airframes. GE Aerospace, Rolls-Royce plc, Pratt & Whitney (a division of Raytheon Technologies Corporation), and Safran Aircraft Engines. These companies and their suppliers form a substantial part of our customer base in this business segment. We have long-term agreements (LTAs) in place with most major aerospace market original equipment manufacturers (OEMs). The loss of one or more of our customers in the aerospace or defense markets could have a material adverse effect on ATI’s results of operations and financial condition (see Item 1A. Risk Factors).
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
Advanced Alloys & Solutions Segment
Our AA&S segment produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms, including plate and sheet products. The major end markets for our flat rolled products are aerospace & defense, specialty and conventional energy, automotive, medical and electronics markets. The operations in this segment include our Specialty Rolled Products and Specialty Alloys & Components businesses in addition to our Shanghai STAL Precision Stainless Steel Company Limited (STAL) PRS joint venture in China, in which we hold a 60% interest.
Nickel-based alloys, titanium, and stainless sheet products are used in a wide variety of industrial and consumer applications. In fiscal year 2025, approximately 50% of our stainless sheet products by volume were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
Nickel-based alloy, titanium, and specialty alloy plate products are primarily used in aerospace & defense, and corrosion and industrial markets. In fiscal year 2025, approximately 40% of our plate products by volume were sold to independent service centers, with the remainder sold directly to end-use customers.
Principal competitors for nickel-based alloys, superalloys, and specialty alloys produced by AA&S include Haynes International and VDM Metals GmbH, a subsidiary of Acerinox S.A.
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
•Zirconium: U.S. and China.
•Hafnium: U.S. and China.
•Cobalt: Norway and Japan.
•Chromium: the United Kingdom (U.K.), South Africa, Germany and Turkey.
•Niobium: Brazil.
•Molybdenum: U.S., Brazil, and China.
•Titanium sponge: Japan, Kazakhstan, Saudi Arabia, and China
Some raw materials, such as nickel, titanium sponge, cobalt, and ferrochromium, are mostly available from foreign sources in countries that may be subject to unstable political and economic conditions, which could disrupt supplies or affect the price of these materials. Further, changes in global trade policies could materially impact the total cost of imported materials.
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
Export Sales and Foreign Operations
International sales represent approximately 42% of our total annual sales, with direct export sales by our U.S.-based operations to customers in foreign countries accounting for approximately 34% of our total sales. Our overseas sales, marketing and distribution efforts are aided by our international marketing team or by independent representatives throughout the world. Changes in global trade policies may negatively impact our international sales if export or import tariffs increase the cost of our products.
Our HPMC segment has manufacturing capabilities for precision forging and machining in Poland, primarily serving the aerospace, construction & mining, and transportation markets. Within our AA&S segment, our Asian joint venture makes PRS products, which enables us to offer these products more effectively to markets in China and other Asian countries.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $3.7 billion at December 28, 2025 and $3.9 billion at December 29, 2024. We expect that approximately 70% of confirmed orders on hand at December 28, 2025 will be filled during fiscal year 2026. Our HPMC segment’s backlog of confirmed orders was approximately $3.1 billion at December 28, 2025 and $3.3 billion at December 29, 2024. We expect that approximately 70% of the confirmed orders on hand at December 28, 2025 for this segment will be filled during fiscal year 2026. Our AA&S segment’s backlog of confirmed orders was approximately $0.6 billion at December 28, 2025 and December 29, 2024. We expect that approximately 90% the confirmed orders on hand at December 28, 2025 for this segment will be filled during fiscal year 2026.
Demand for our products is cyclical over longer periods because specialty materials customers generally operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries. Historically, we have experienced modest seasonal weakness in the third quarter of each fiscal year. This is mostly due to planned outages by certain European customers, particularly those in the aerospace supply chain, that are typically scheduled for the late summer months each year.
Research, Development and Technical Services
We believe that our research and development capabilities give ATI a competitive advantage in developing new products and manufacturing processes that contribute to the long-term profitable growth potential of our businesses. We conduct research and development at our various operating locations both for ourselves and, on a limited basis, for customers on a contract basis. Research and development expenditures for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 included the following:

	Fiscal Year Ended
(In millions)	December 28, 2025	December 29, 2024	December 31, 2023
Company-Funded:
High Performance Materials & Components	$10.1	$10.4	$9.6
Advanced Alloys & Solutions	10.3	8.4	10.2
Corporate	0.9	0.8	0.9
	21.3	19.6	20.7
Customer-Funded:
High Performance Materials & Components	1.9	2.5	1.4
Total Research and Development	$23.2	$22.1	$22.1
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
Human Capital Management
We believe that our people and culture are a competitive differentiator. We attract, develop, and retain purpose and performance-driven leaders. Those leaders build teams with diverse, empowered and fulfilled employees who want to stay and grow with the company. As of December 28, 2025, we employed approximately 7,600 active employees, 15% of whom are located outside the U.S. across 15 countries.
Our Culture: At the center of our commitment to excellence are our values, which drive how we succeed: Accountability, Integrity, Innovation, Safety & Sustainability, and Teamwork & Respect.
We continuously strive to cultivate and support a highly engaged and productive workforce. We actively seek opportunities for listening and communication by our CEO and other senior executive leaders with our employees. Periodically, we conduct confidential company-wide engagement surveys that offer our employees the ability to provide feedback, which supports employee engagement and our overall human capital strategy.
Our long tradition of innovation and operational excellence demands the contributions of leaders and team members with a wide array of characteristics, backgrounds, experiences, knowledge, and skills. We believe our business success is intricately tied to cultivating a culture in which all members of our workforce are included and empowered to do their best work.
Governance: The Compensation and Leadership Development Committee of our Board oversees the Company’s human capital management policies and procedures, including its workforce and professional development programs, and is responsible for establishing and administering the policies governing annual compensation and long-term compensation to ensure the policies are designed to align compensation with our overall business strategy and performance to link to the interests of our stockholders.

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
Talent Acquisition: Our performance and development process is integrated in the ATI business strategy, and is a key component to recruiting, hiring, and developing top-performing talent. We believe in providing an assessment and interviewing process that encourages people from all backgrounds to consider ATI. We partner with top academic institutions that have programs relevant to our business, external professional organizations, trade schools and high schools to identify materials science, STEM and other relevant expertise.
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
Labor Relations and Collective Bargaining: Approximately 35% of our workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union (USW). On April 22, 2025, we reached agreements with the USW for new CBAs that cover approximately 1,100 USW represented full-time employees within our AA&S operations for a six-year term that extends through February 28, 2031.
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
Risks Associated with Cyclicality in General Industrial Markets. Our exposure to general industrial markets is primarily in our AA&S segment, where we have sales to the oil and gas industry, automotive, food equipment & appliances and construction and mining markets. These markets tend to be highly cyclical and subject to volatility as a result of fluctuations in worldwide economic activity and associated demand, changes in applicable regulation, global geopolitical conditions and numerous other factors. Demand for our products, particularly within the AA&S segment, is subject to these trends, and in recent years, our business has at times been negatively impacted by depressed demand from general industrial markets. We expect that these end markets will remain highly cyclical. Future downturns in these markets could have an adverse effect on the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.
Risks Associated with Product Pricing. From time-to-time, reduced demand, intense competition, and excess manufacturing capacity have resulted in reduced prices, excluding raw material surcharges, for many of our products. These factors, recent inflationary trends for certain critical raw material costs, and potential international trade actions, as discussed below, have had and may have an adverse impact on our revenues, operating results, and financial condition.
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
Risks Associated with Key Customers. We have long-term contracts with certain of our customers, some of which are subject to renewal, renegotiation, or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or favorably re-price such agreements, or a material deterioration in or termination of these or other key customer relationships, could result in a reduction or loss in customer purchase revenue. Loss of a key customer could negatively impact our business. Additionally, a significant downturn or deterioration in the markets we serve could cause key customers to change their business strategies or modify their business relationships with us, including to reduce the amount of our products they purchase or to switch to alternative suppliers, as a result of which our financial condition and results of operations may be adversely affected.
RISKS RELATED TO THE RAW MATERIALS AND SUPPLIES THAT WE USE
Dependence on Critical Raw Materials Subject to Price and Availability Fluctuations. We rely to a substantial extent on third parties to supply certain raw materials that are critical to the manufacture of our products. Purchase prices and availability of these critical items are subject to volatility, and in some cases, we have supply arrangements with only a limited number of suppliers for a given material. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms acceptable to us, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or any part of the increased cost of the raw materials. We source some of these materials from China, which has imposed, and may in the future continue to impose, export controls that could limit or significantly delay our access to such materials and could compel us to identify alternative sources, which we may not be able to do in a timely fashion or at all. The prices for many of the raw materials we use have been volatile during the past several years. Due to the long lead times required to manufacture many of our products, volatility in raw material prices exposes us to cash costs that may not be fully recovered through surcharge and index pricing mechanisms. Recently, due to inflationary trends, certain critical raw material costs, such as for nickel, hafnium, titanium sponge, cobalt, chromium, molybdenum, and scrap containing iron, nickel, titanium, chromium and molybdenum, have been volatile, and they may continue to be so in the future, including as a result of changes in international trade policy. While we have been able to mitigate some of the adverse impact of volatile raw material costs through various means, including the application of raw material surcharges or pricing indices to customers, rapid changes in raw material costs cause volatility in, and may adversely affect, our results of operations.
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
Dependence on Critical Supplies Subject to Price and Availability Fluctuations. We rely on third parties for certain supplies, such as graphite electrodes and industrial gases including helium and argon, that are critical to the manufacture of our products. Purchase prices and availability of these critical items are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical supplies on a timely basis, on price and other terms acceptable to us, or at all. The manufacture of some of our products is a complex process and requires long lead times. If suppliers increase the price of these critical supplies, we may not have alternative sources of supply. As a result, we may experience delays or shortages of critical supplies. If unable to obtain adequate and timely deliveries of required supplies, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions, or suffer harm to our reputation.
Availability of Energy Resources. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors and by supply and demand trends that are beyond our control. Disruptions in the supply of energy resources could temporarily impair our ability to manufacture products for customers. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, has in the past adversely affected our profitability and may continue to do so in the future. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.
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
Labor Matters. We have approximately 7,600 active employees, of which approximately 15% are located outside the U.S.  Approximately 35% of our workforce is covered by various CBAs, predominantly with the USW. At various times, our CBAs expire and are subject to renegotiation. Generally, CBAs that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. Additionally, labor organizations may from time to time attempt to organize groups of additional employees who are not currently covered by any of the CBAs to which we are a party. The outcome of any such efforts may be influenced by many factors and is difficult to predict. There can be no assurance that we will succeed in obtaining CBAs to replace those that expire or in negotiating new CBAs on terms acceptable to us or at all.
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
Risks Associated with Cybersecurity Threats. Increased global information technology threats, vulnerabilities, and a rise in sophisticated and targeted international computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We believe that ATI faces the threat of such cyberattacks due to the markets we serve, the products we manufacture, the locations of our operations, and global interest in our technology. Due to the evolving nature of cybersecurity threats, the scope and impact of any incident cannot be predicted. We continually work to strengthen our threat countermeasures, safeguard our systems and mitigate potential risks. Despite our efforts to fortify our cybersecurity and protect sensitive information and confidential and personal data, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches. A significant security breach could lead to unanticipated disclosure, modification or destruction of proprietary and other key information, production downtimes, operational disruptions, the loss of customers, and remediation costs and other losses or liabilities, which in turn could adversely affect our reputation, competitiveness and results of operations.
RISK RELATED TO CLIMATE CHANGE AND OTHER ENVIRONMENTAL MATTERS
Risks Associated with Climate Change.
While the prospect of a lower-carbon economy presents a number of opportunities for our business, the physical impacts of climate change, regulatory efforts to transition to a lower-carbon economy in the regions in which we, our customers and our suppliers operate, and the focus and evolving views of our various stakeholders on climate change issues could create risks to our business.
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
Market and Reputational Risks. Technology to support the transition to lower-carbon operations within the timeframe that could be required by future regulation or expected in the future by our customers may not be available at the scale necessary to support our operations in a timely or cost-effective manner or at all. It is possible that, over time, due to both regulatory action and/or changing customer and societal norms and expectations regarding the causes and importance of climate change issues, demand for products in one or more of our significant end markets could decline or, if we fail to keep pace with changing demand and technological advancement, shift in favor of products that we do not produce. If we fail to appropriately adapt to the expectations of our customers or other stakeholders, fail to achieve or properly report progress toward our environmental sustainability goals and targets or otherwise are perceived as failing to adequately address climate change concerns, the resulting negative perceptions could adversely affect our business, reputation and access to capital.
Risks Associated with Other Environmental Compliance Matters. We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants and disposal of wastes, and may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party sites. With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at 40 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 19 of these sites, and potential loss exposure with respect to 13 individual sites is not considered to be material. The potential loss exposure on the remaining eight sites could be material. We are a party to various cost-sharing arrangements with other PRPs at many of the sites. The terms of the cost-sharing arrangements are subject to non-disclosure agreements as confidential information. Nevertheless, the cost-sharing arrangements generally require all PRPs to post financial assurance of the performance of the obligations or to pre-pay into an escrow or trust account their share of anticipated site-related costs. In addition, the Federal government, through various agencies, is a party to several such arrangements.
From time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable or if liability is probable or to reasonably estimate the potential loss or range of loss associated with an alleged claim. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 28, 2025, our reserves for environmental matters totaled approximately $15 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
OTHER OPERATIONAL AND STRATEGIC RISKS
Risks Associated with Disruptions to our Manufacturing Processes. The manufacture of many of our products is a highly exacting and complex process. If we encounter disruptions to our manufacturing processes due to equipment malfunction, failure to follow specific protocols, specifications and procedures, supply chain interruptions, natural disasters, geopolitical volatility, health pandemics, cybersecurity breaches, labor unrest, or otherwise, it could have an adverse impact on our ability to fulfill orders or on product quality or performance which could result in significant costs to and liability for us that could have a material adverse effect on our business, financial condition or results of operations, as well as negative publicity and damage to our reputation, which could adversely impact product demand and customer relationships. Additionally, our operations depend on the continued and efficient functioning of our facilities, including critical equipment. If our operations, particularly one of our manufacturing facilities, were to be materially disrupted for any reason, we may be unable to effectively meet our obligations to or demand from our customers, which could adversely affect our financial performance.
Risks Associated with Export Sales and International Trade Matters. We believe that export sales will continue to account for a significant percentage of our future revenues. We also import certain raw materials that are important to our business, including nickel, zirconium, niobium, chromium, hafnium, cobalt, vanadium and titanium sponge, among others. Risks associated with such international trade include, among others: political and economic instability, including weak conditions in the world’s economies; accounts receivable collection; export controls; trade sanctions; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws, including taxes on repatriation of foreign earnings; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on export sales when converted into dollars). Any of these factors could materially adversely affect our results for the period in which they occur. We source some materials from China, which has and may in the future continue to impose export controls that could limit or significantly delay our access to such materials and could compel us to identify alternative sources, which we may not be able to do in a timely fashion or at all.
Additionally, global trade policy may, at times, be volatile and unpredictable, and changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business. Tariffs, or other changes in U.S. trade policy, have resulted in and may continue to trigger, retaliatory actions by affected countries. At times, certain foreign governments have instituted or considered imposing trade sanctions on certain U.S. goods, or taking action to deny U.S. companies access to critical raw materials in response to U.S. trade actions, and these or other foreign governments could continue or expand upon these actions in the future. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.
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
Risks Associated with Current or Future Litigation and Claims. A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial disputes, government contracting, employment matters, employee and retiree benefits, taxes, environmental matters, personal injury and health and safety and occupational disease, and stockholder and corporate governance matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity. However, the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. Also, we can give no assurance that any other claims brought in the future will not have a material effect on our financial condition, liquidity or results of operations.
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits, filed in federal district court for the Western District of Pennsylvania, that assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. These two lawsuits were consolidated in late 2024, and in January 2025, we filed a motion to dismiss the consolidated claims. Following an August 2025 hearing on the motion to dismiss, the magistrate judge covering the Motion issued a report recommending that all of the plaintiffs’ claims be dismissed for lack of standing. The recommendation remains subject to review and disposition by the presiding judge. We intend to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.
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
Risks Associated with Acquisition and Disposition Strategies. We intend to continue to strategically position our businesses to improve our ability to compete. Strategies we employ to accomplish this may include seeking new or expanding existing specialty market niches for our products, expanding our global presence, acquiring businesses complementary to existing strengths, and continually evaluating the performance and strategic fit of our existing business units and their components, as a result of which we may choose to dispose of any such business or related assets. From time-to-time, management holds discussions with management of other companies to explore acquisitions, joint ventures, and other business combination opportunities, as well as possible asset acquisitions or dispositions. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: the relative accuracy of our assessment of the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; unanticipated conditions or events that impact our ability to achieve identified financial and operating synergies, growth or other benefits anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions. The relative success of any business or asset acquisitions and other similar transactions, particularly any cross-border transaction, also could be negatively affected by export controls, exchange rate fluctuations, domestic and foreign trade policy and other geopolitical conditions, changes in tax laws and deterioration in domestic and foreign economic conditions.
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
Risks Associated with Political and Social Turmoil. The war on terrorism, as well as global political and social turmoil, generally, could put pressure on economic conditions in the U.S. and worldwide. These political, social and economic conditions could make it difficult for us, our suppliers, and our customers to forecast accurately and plan future business activities, and could adversely affect the financial condition of our suppliers and customers and affect customer decisions as to the amount and timing of purchases from us. As a result, our business, financial condition and results of operations could be materially adversely affected.
RISKS ASSOCIATED WITH OUR INDEBTEDNESS; OTHER FINANCIAL AND FINANCIAL ACCOUNTING RISKS
Risks Associated with Indebtedness. Our substantial indebtedness could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under our outstanding indebtedness. As of December 28, 2025, our total consolidated indebtedness was approximately $1.7 billion. We also had the ability to borrow approximately $569 million under our Asset Based Lending (ABL) credit facility, and up to $100 million of availability under the Delayed-Draw Term Loan as of December 28, 2025. This substantial level of indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
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
Risks Associated with Retirement Benefits. On October 17, 2023, we purchased group annuity contacts from an insurer covering approximately 85% of our U.S. qualified defined benefit plan obligations. Under these contracts, we transferred the pension obligations and associated assets for the significant majority of our remaining plan participants to the selected insurance company. Using our long-term weighted average expected return on pension plan assets and other actuarial assumptions, we expect to have approximately $40 million of minimum cash funding requirements to the defined benefit pension plan over the next ten years. Minimum cash funding requirements are not expected to be significant in any individual year. However, these estimates are based on various assumptions and are subject to significant uncertainty, including with respect to the performance of our pension trust assets, and our expectations therefore could prove to be inaccurate. Significantly lower than expected returns on our pension assets could result in otherwise unanticipated pension contribution obligations in the future. Depending on the timing and amount, a requirement that we fund the U.S. qualified defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
Risks Associated with Goodwill or Long-Lived Asset Impairments. We have various long-lived assets that are subject to impairment testing. We review the recoverability of goodwill annually, or more frequently whenever significant events or changes in circumstances indicate that the recorded goodwill of a reporting unit may be below that reporting unit’s fair value. Our businesses operate in highly cyclical industries, such as commercial aerospace, and as such, our estimates of future cash flows, market demand, the cost of capital, and forecasted growth rates and other factors may fluctuate, which may lead to changes in estimated fair value and, therefore, impairment charges in future periods. For the fiscal year 2025 annual goodwill impairment evaluation, both of our reporting units with goodwill had fair values that were in excess of carrying value. Additionally, we have a significant amount of property, plant and equipment and acquired intangible assets that may be subject to impairment testing, depending on factors such as market conditions, the demand for our products, and facility utilization levels. Any determination requiring the impairment of a significant portion of goodwill or other long-lived assets has had, and may in the future have, a negative impact on our financial condition and results of operations.
Risks Associated with Internal Controls Over Financial Reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Our Comprehensive Program
We take a comprehensive, standards-driven approach to our cybersecurity through an enterprise-wide cybersecurity program aligned with the National Institute on Standards and Technology’s Cybersecurity Framework. Our program includes an extensive set of systems, network and application-level controls that protect our corporate data and systems. Our Chief Digital and Information Officer (“CDIO”) and our Chief Information Security Officer (“CISO”), each of whom have extensive cybersecurity training and expertise and more than 25 years and 19 years of information technology and cybersecurity experience, respectively, hold primary responsibility within management for assessing, monitoring and managing our cybersecurity risks and program. They are supported by a dedicated, enterprise-wide cybersecurity team that, with the assistance of third-party providers, monitors our program and controls, as well as available cybersecurity intelligence, on a continuous basis to ensure that, as an organization, we are informed of emerging risks, identify specific threats and potential incidents, and promptly escalate the evaluation and management of identified incidents as appropriate. Components of our comprehensive program include, among others:
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
We have not experienced any material operational or financial impacts as a result of any cybersecurity incident or the cybersecurity risks that we face. At this time, while the threat of a cybersecurity incident is always present, we view our comprehensive mitigation strategies and procedures as appropriately calibrated safeguards against any material impact to our results of operation and financial condition as a result of a cybersecurity incident and believe that we are prepared to appropriately mitigate and respond to such an incident, should it occur.
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
Item 2. Properties
Our principal domestic facilities for the HPMC segment include melting operations and production facilities that perform processing and finishing operations, which are all substantially owned. Domestic melting operations are located in Monroe and Bakers, NC, and Richland, WA (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting, electron beam melting). Production of high performance materials, most of which are in long product form, takes place at our domestic facilities in Monroe and Bakers, NC, Richburg, SC, and Oakdale, PA. Our production of highly engineered forgings and machined components takes place at facilities in Cudahy, Appleton and Coon Valley, WI, and Irvine, CA. In addition, we lease a facility in Margate, Florida to perform metal alloy-based additive manufacturing for the aerospace & defense industries.
Within the AA&S segment, our production of zirconium, hafnium, niobium and related specialty alloys takes place at facilities located in Millersburg, OR and Huntsville, AL. Nickel melting operations are located in Lockport, NY (vacuum induction melting, vacuum arc re-melt, and electro-slag re-melt), and titanium melting operations are located in Albany, OR (vacuum arc re-melt). Our principal AA&S locations for melting flat-rolled specialty materials are located in Brackenridge and Latrobe, PA. Hot-rolling is performed at our domestic facilities in Brackenridge and Washington, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Vandergrift, WA, Rochester, Monaca, and Zelienople, PA, and Pageland, SC. Substantially all of these properties are owned.
We lease facilities, primarily sales and administrative offices, in a number of foreign countries, including France, Germany, the U.K., Poland, Mexico, and the People’s Republic of China. We also own highly engineered forging and machining operations in Stalowa Wola, Poland. Through our STAL joint venture, we operate facilities for finishing PRS products in the Xin-Zhuang Industrial Zone, Shanghai, China.

Our corporate headquarters in Dallas, TX and enterprise resource center in Pittsburgh, PA are leased.
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
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania. These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. We filed a Motion to Dismiss the consolidated claims in January 2025. Following an August 2025 hearing on the Motion to Dismiss, the magistrate judge covering the Motion issued a report recommending that all the plaintiffs’ claims be dismissed for lack of standing. The recommendation remains subject to review and disposition by the presiding judge. We dispute and intend to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.
Information relating to legal proceedings is included in Note 21. Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At January 30, 2026, there were 1,527 record holders of ATI Inc. common stock. Currently, we do not pay a dividend. The future payment of dividends and the amount of such dividends would depend upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed appropriate.  Further, our ABL credit facility restricts our ability to pay dividends in certain circumstances.  For more information on the restrictions under our ABL credit facility, see Note 16 of Item 8. “Financial Statements and Supplementary Data.”
Sales of Equity Securities
Set forth below is information regarding our stock repurchases during the fourth quarter of fiscal year 2025, comprised of shares repurchased by ATI under the $700 million repurchase program authorized by our Board of Directors in September 2024 and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Fiscal Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29 - November 2, 2025	48,165	$81.70	—	$120,000,228
November 3 - November 30, 2025	4,856	$98.81	—	$120,000,228
December 1 - 28, 2025	—	$—	—	$120,000,228
Total	53,021	$83.27	—	$120,000,228
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases.

Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from January 3, 2021 through December 28, 2025, as compared to the S&P 500 Index, the S&P MidCap 400 Industrials Index and the Russell 2000 Index. The graph assumes that $100 was invested on January 3, 2021. The stock performance information included in this graph is based on historical results and is not necessarily indicative of future stock price performance.

Company / Index	Dec 2020	Dec 2021	Dec 2022	Dec 2023	Dec 2024	Dec 2025
ATI	100.00	94.99	178.06	271.14	330.65	697.38
S&P 500 Index	100.00	128.71	105.40	133.10	168.91	198.55
S&P MidCap 400 Industrials Index	100.00	128.45	113.68	149.41	170.68	193.36
Russell 2000 Index	100.00	114.82	91.35	106.82	119.85	137.17
Source: Standard & Poor’s
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition or the year ended December 28, 2025 (fiscal year 2025) as compared to the year ended December 29, 2024 (fiscal year 2024). The MD&A includes certain statements that are forward-looking statements. Actual results or performance could differ materially from those encompassed within such forward-looking statements as a result of various factors, including those described below. The MD&A should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 (Financial statements and Supplementary Data) of this Form 10-K. Information on the Company’s results of operations, financial condition and liquidity for fiscal year 2024 as compared to the year ended December 31, 2023 (fiscal year 2023) is included in our Annual Report on Form 10-K in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on February 21, 2025 and is incorporated herein by reference.
ATI Overview
ATI is a global manufacturer of technically advanced specialty materials and complex components. We are a market leader in manufacturing differentiated products that require our materials science capabilities and unique process technologies, including our new product development competence. Our largest markets are aerospace & defense, representing approximately 68% of total sales, led by products for jet engines and airframes. Additionally, we have a strong presence in the specialty energy end market, which includes products for nuclear and renewable energy applications. In aggregate, these markets represent over 73% of our total revenue. We also sell to several other end markets, including industrial, electronics and medical.
We operate in two business segments: HPMC and AA&S. The HPMC segment produces a wide range of high performance materials, components, and advanced metallic powder alloys. These products are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. HPMC’s capabilities range from cast/wrought and powder alloy development to production of highly engineered components, and 3D-printed aerospace products. The HPMC segment’s primary focus is on maximizing jet engine materials and components growth, with approximately 92% of its revenue derived from the aerospace & defense markets, including nearly 68% from products for commercial jet engines. Commercial aerospace products have been the main source of sales and EBITDA growth for HPMC over the last several years and are expected to continue to drive HPMC and overall ATI results in the future. HPMC has also experienced strong growth in defense products, with fiscal year 2025 sales growth of 24%. Sales of defense products comprise almost 11% of HPMC's total sales.
The AA&S segment produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate, sheet, and strip products. AA&S focuses on high-value materials that are utilized in technically challenging and extreme environments, which require materials that can withstand extreme heat, radiation and corrosion. AA&S continued its focus of growing sales to the aerospace & defense end markets, with fiscal year 2025 sales to those markets increasing 15%. Aerospace & defense now comprises approximately 41% of AA&S total revenue. AA&S also serves customers across several other markets, notably specialty energy and conventional energy, as well as electronics and certain industrial markets.
Overview of Fiscal Year 2025 Financial Performance
Sales in fiscal year 2025 increased 5%, to $4.6 billion, and gross profit increased 12%, to $1.0 billion, compared to fiscal year 2024, reflecting increased demand for products within our aerospace & defense end markets, partially offset by softness in the medical, other industrial, and specialty energy end markets. International sales, including both U.S. exports and foreign sales from our foreign operations, were $1.9 billion in fiscal year 2025 and represented 43% of total sales, compared to $1.8 billion or 42% of total sales in fiscal year 2024.
Results for fiscal year 2025 included $70 million of net pre-tax charges and fiscal year 2024 included $17 million of net pre-tax gains as further described in the Results of Operations section below. The Company’s net income for fiscal year 2025 was $404.3 million, or $2.85 per share. ATI Adjusted EBITDA for fiscal year 2025 was $859.3 million, or 18.7% of sales, compared to $729.1 million, or 16.7% of sales, for fiscal year 2024. See further explanation below for non-GAAP definitions and calculations.
A summary of our results is as follows:

	Fiscal Year
(Dollars in millions, except per share amounts)	2025	2024
Sales	$4,587.4	$4,362.1
Gross profit	$1,007.0	$898.2
Gross profit % of sales	22.0%	20.6%
Operating income	$640.9	$608.9
Income before income taxes	$522.3	$486.1
Net income attributable to ATI	$404.3	$367.8
Diluted net income attributable to ATI per common share	$2.85	$2.55
Key financial highlights of fiscal year 2025 include the following:

•Year-over-year sales growth of approximately 5%, with ATI’s 2025 sales representing our highest total since 2012. Fiscal year 2025 sales to the aerospace & defense markets increased 14% and represented 68% of our total sales, compared to 62% of total sales in fiscal year 2024.
•Growth in aerospace & defense drove year-over-year increases in operating income of 5% and net income attributable to ATI of 10%. Adjusted EBITDA improved to $859.3 million compared to $729.1 million in 2024, an increase of 18%. Adjusted EBITDA as a percentage of sales was 18.7% for fiscal year 2025, an improvement of 200 basis points compared to fiscal year 2024.
•We generated cash flow of $614.3 million from operating activities in fiscal year 2025, an increase of almost 51% compared to fiscal year 2024, as we continued efforts to focus on operational improvements to positively impact the inventory intensity of our business and reduce the required investment of managed working capital in relation to our growth in sales. Managed working capital as a percent of sales was 32.5% as of December 28, 2025, compared to 30.9% as of December 29, 2024, primarily due to the timing of payments to vendors and the 5% increase in 2025 sales.
•We continued our disciplined approach to capital allocation, funding growth while returning cash to our shareholders through the repurchase of our stock. We repurchased approximately 6.4 million shares of ATI stock for $470 million in fiscal year 2025. We have approximately $120 million of share repurchase authorization remaining under the plan approved by our Board of Directors.

•We continued to deleverage our balance sheet, repaying $150 million of debentures in the fourth quarter of 2025. Further, we reduced our interest expense in fiscal year 2025 by approximately $9.0 million compared to fiscal year 2024, which was due to the redemption of the $291.4 million outstanding principal amount of 3.5% Convertible Senior Notes due 2025 (2025 Convertible Notes) during the third quarter of 2024.
Results of Operations
Fiscal Year 2025 Compared to Fiscal Year 2024
Sales
Fiscal year 2025 sales increased $225.3 million to $4.6 billion compared to fiscal year 2024, primarily due to increased demand for commercial jet engine products and defense applications. Total sales to the aerospace & defense markets increased by 14% compared to fiscal year 2024. This increase was partially offset by lower sales to the medical, specialty energy, and certain industrial end markets.
Comparative information for our overall revenues by end market, and their respective percentages of total revenues, is as follows:

(In millions)	Fiscal Year
	2025		2024
Aerospace & Defense:
Jet Engines- Commercial	$1,762.9	39%	$1,457.8	33%
Airframes- Commercial	790.9	17%	772.9	18%
Defense	557.7	12%	490.2	11%
Total Aerospace & Defense	3,111.5	68%	2,720.9	62%

Other Markets:
Specialty Energy	257.3	6%	284.6	7%
Electronics	184.8	4%	194.3	4%
Medical	139.4	3%	224.9	5%
Automotive	244.6	5%	259.4	6%
Conventional Energy	328.4	7%	302.0	7%
Construction/Mining	145.4	3%	158.5	4%
Other	176.0	4%	217.5	5%
Total Other Markets	$1,475.9	32%	$1,641.2	38%

Total	$4,587.4	100%	$4,362.1	100%
Comparative information for our major products, based on their percentages of revenues, is as follows. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Fiscal Year
	2025	2024
Nickel-based alloys and specialty alloys	46%	45%
Precision forgings, castings and components	22%	19%
Titanium and titanium-based alloys	18%	18%
Zirconium and related alloys	9%	9%
PRS products	5%	9%
Total	100%	100%
Sales by geographic area and as a percentage of total sales, were as follows:

(In millions)	Fiscal Year
	2025		2024
United States	$2,639.8	57%	$2,525.2	58%
Europe	1,024.1	22%	1,062.4	24%
Asia	537.6	12%	508.6	12%
Canada	169.5	4%	116.2	3%
Other	216.4	5%	149.7	3%
Total sales	$4,587.4	100%	$4,362.1	100%
Gross Profit
Fiscal year 2025 gross profit was $1,007.0 million, or 22.0% of sales, a $108.8 million increase compared to fiscal year 2024. Gross profit in fiscal year 2025 includes $23.6 million of start-up and transaction-related costs, which are excluded from Adjusted EBITDA. Fiscal year 2025 gross profit also includes a benefit of $7.2 million related to the recognition of previously deferred employee retention tax credits, of which $4.4 million related to the HPMC segment and $2.8 million related to the AA&S segment.
Fiscal year 2024 gross profit was $898.2 million, or 20.6% of sales, and included $15.3 million primarily for start-up and transaction-related costs, which are excluded from Adjusted EBITDA. Fiscal year 2024 gross profit also included a benefit of $16.7 million related to the recognition of previously deferred employee retention tax credits, of which $9.0 million of the benefit was recognized in the HPMC segment and $7.7 million in the AA&S segment.
The overall 140 basis points improvement in fiscal year 2025 gross profit margin as compared to fiscal year 2024 gross profit was primarily due to favorable sales mix and pricing as well as higher volumes.
Selling and Administrative Expenses
Selling and administrative expenses for fiscal year 2025 were $365.1 million, an increase of $22.8 million from 2024. The increase was primarily due to professional fees associated with transformation activities, losses on the sale of customer accounts receivable, and higher incentive compensation costs. Transformation-related costs were $17.1 million and losses on the sale of customer accounts receivable were $7.8 million. In addition, fiscal year 2025 selling and administrative expenses included $2.2 million of transaction-related costs. The charges for transformation-related costs, losses on the sale of customer accounts receivable, and transaction-related costs are excluded from Adjusted EBITDA.
Fiscal year 2024 included $2.7 million of transaction-related costs and costs associated with our European restructuring, which are excluded from Adjusted EBITDA. Fiscal year 2024 also included charges of $11.8 million primarily related to a commercial negotiation with a customer. HPMC segment results reflect $6.3 million of this charge, while the remaining $5.5 million is reflected in the AA&S segment results.
Restructuring (Credits) Charges
For the fiscal year ended December 28, 2025, restructuring credits were $1.9 million due to a reduction in severance-related reserves for a previous restructuring, primarily in the AA&S segment. These credits are excluded from Adjusted EBITDA.
For the fiscal year ended December 29, 2024, restructuring charges were $4.1 million for severance-related reserves primarily related to cost reduction actions in our domestic operations. These charges are excluded from Adjusted EBITDA.
Loss (Gain) on Asset Sales and Sales of Businesses, net
The fiscal year 2025 loss on assets sales and sales of businesses, net is comprised of an $0.8 million gain for the sale of a non-core business previously reported in the HPMC segment, for which ATI received $19.3 million of proceeds, net of transaction costs and a working capital adjustment. This gain is offset by a $3.7 million loss of the sale of certain non-core European operations from the HPMC segment for which ATI received $5.0 million of proceeds, net of transaction costs. The proceeds from both transactions were reported as an investing activity on the consolidated statement of cash flow.
The fiscal year 2024 gain on asset sales and sales of businesses, net was primarily due to a $52.9 million gain on the sale of our precision rolled strip operations, for which ATI received $48.0 million of proceeds, net of transaction costs, that were reported as an investing activity on the consolidated statement of cash flows.
Pension Remeasurement Gains and Losses
The Company recognizes gains and losses from the remeasurement of the projected benefit obligation and plan assets for defined benefit pension plans immediately in earnings through net periodic pension benefit cost. The Company completes the remeasurements of these plans in the fourth quarter of each fiscal year and, as a result, we recognized pension remeasurement losses of $18.6 million and $14.1 million in fiscal years 2025 and 2024, respectively. These losses are excluded from Adjusted EBITDA and recorded in nonoperating retirement benefit income/expense on the consolidated statements of operations.

Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $98.6 million in fiscal year 2025, compared to $108.2 million in fiscal year 2024. The decrease in fiscal year 2025 compared to fiscal year 2024 is due to the redemption of the 2025 Convertible Notes during the third quarter of 2024. Further, interest expense is presented net of interest income of $12.1 million in fiscal year 2025 and $16.0 million in fiscal year 2024. Interest expense in fiscal years 2025 and 2024 was reduced by $10.6 million and $11.8 million, respectively, related to interest capitalization on large, strategic capital projects.
Other Income, Net
Other income, net for fiscal year 2025 of $14.6 million included a gain of $10.5 million from the sale of certain oil and gas rights. Other income, net for fiscal year 2024 of $14.4 million included a gain of $11.6 million from the sale of certain oil and gas rights.
Income Taxes
The fiscal year 2025 effective tax rate was 19.9%, resulting in an income tax provision of $103.7 million, compared to an effective tax rate of 21.3%, resulting in an income tax provision of $103.4 million in fiscal year 2024. The effective tax rates for fiscal years 2025 and 2024 included discrete tax benefits of $6.0 million and $6.2 million, respectively. The discrete tax benefits in fiscal years 2025 and 2024 included $4.3 million and $3.3 million, respectively, for share-based compensation.
The 140 basis point decrease in the effective tax rate in fiscal year 2025 as compared to fiscal year 2024 was primarily due to higher deductions for benefits that were previously limited due to our net operating losses, such as foreign derived intangible income.
Net Income
Net income attributable to ATI was $404.3 million, or $2.85 per share, in fiscal year 2025, compared to $367.8 million, or $2.55 per share, for fiscal year 2024.
Results by Business Segment
As discussed above, we operate in two business segments: HPMC and AA&S. HPMC sales increased 7% in fiscal year 2025 compared to fiscal year 2024, primarily due to higher aerospace & defense market sales. Increased demand for commercial jet engines and defense applications resulted in a 14% increase in sales to the aerospace & defense markets. Full fiscal year 2025 AA&S sales increased 3% due to a 15% increase in aerospace & defense sales and a 10% increase in conventional energy market sales partially offset by softness in other certain other markets, including specialty energy, medical and electronics.
Comparative financial information (in millions) for our segments and corporate operations for the year-to-date periods ended December 28, 2025 and December 29, 2024 is shown below.

(In millions)	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2025	2024	2023
Sales:
High Performance Materials & Components	$2,441.7	$2,278.5	$2,120.2
Advanced Alloys & Solutions	2,145.7	2,083.6	2,053.5
Total external sales	$4,587.4	$4,362.1	$4,173.7

Segment EBITDA(a):
High Performance Materials & Components	$575.8	$461.4	$433.6
% of Sales	23.6%	20.3%	20.5%
Advanced Alloys & Solutions	349.0	320.9	276.6
% of Sales	16.3%	15.4%	13.5%

Corporate, Closed Operations and Other (income) expense(b):
Corporate expenses	67.8	64.0	62.3
Closed operations and other (income) expense	(2.3)	(10.8)	13.3
Total Corporate, Closed Operations and Other expense	$65.5	$53.2	$75.6

Depreciation & amortization
High Performance Materials & Components	84.2	71.6	71.1
Advanced Alloys & Solutions	77.4	73.2	67.9
Other	6.5	6.7	7.1
Total depreciation & amortization	$168.1	$151.5	$146.1
(a)The Company’s Chief Operating Decision Maker (“CODM”) utilizes the Segment EBITDA as a key metric to evaluate segment performance. Our measure of Segment EBITDA, which we use to analyze the performance and results of our business segments, excludes net interest expense, income taxes, depreciation and amortization, special charges, unallocated corporate expenses, closed operations and other (income) expense. See Note 18 for the reconciliation of Segment EBITDA to Income before taxes.
(b)Amounts exclude depreciation and amortization.

High Performance Materials & Components

	Fiscal Year		Fiscal Year
(In millions)	2025	% Change	2024
Sales to external customers	$2,441.7	7%	$2,278.5
Segment EBITDA	$575.8	25%	$461.4
Segment EBITDA as a percentage of sales	23.6%		20.3%
International sales as a percentage of sales	45.3%		50.2%
Our HPMC segment produces a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings, components, and machined parts.
Fiscal Year 2025 Compared to Fiscal Year 2024
Sales of $2.4 billion for the HPMC segment in fiscal year 2025 increased 7% compared to fiscal year 2024, primarily due to strong demand in aerospace & defense markets, which were up 14% compared to fiscal year 2024. Sales to the commercial aerospace market increased 13% due to an increase in commercial jet engine sales of 21%, which was partially offset by a decrease in commercial air frame sales of 16%. In addition, sales of defense products increased 24% compared to fiscal year 2024. These increases were partially offset by lower sales to the medical, specialty energy, and other industrial end markets.

Comparative information for our HPMC segment revenues by market, the respective percentages of overall segment revenues for the fiscal years 2025 and 2024, and the percentage change in revenues by market for fiscal year 2025 is as follows:

(In millions)	Fiscal Year
Market	2025		2024		Change
Aerospace & Defense:
Jet Engines- Commercial	$1,649.6	68%	$1,365.4	60%	$284.2	21%
Airframes- Commercial	312.1	13%	369.7	16%	(57.6)	(16)%
Defense	277.7	11%	224.8	10%	52.9	24%
Total Aerospace & Defense	2,239.4	92%	1,959.9	86%	279.5	14%

Other Markets:
Specialty Energy	75.8	3%	96.8	4%	(21.0)	(22)%
Medical	55.2	2%	115.5	5%	(60.3)	(52)%
Electronics	—	—%	3.0	—%	(3.0)	(100)%
Construction/Mining	27.7	1%	26.3	1%	1.4	5%
Automotive	6.5	1%	15.2	1%	(8.7)	(57)%
Conventional Energy	6.1	—%	9.8	1%	(3.7)	(38)%
Other	31.0	1%	52.0	2%	(21.0)	(40)%
Total Other Markets	202.3	8%	318.6	14%	(116.3)	(37)%

Total	$2,441.7	100%	$2,278.5	100%	$163.2	7%
We utilize LTAs for our specialty materials, including powders, parts and components, with certain of our customers, including several aerospace market OEMs, to reduce their supply uncertainty. These LTAs cover sales of ATI’s specialty materials, precision forgings, components, and machined parts that are used in both next-generation and legacy aircraft platforms, including jet engines. Our LTAs include a titanium products supply agreement for aircraft airframes and structural components with Boeing. This LTA covers value-added titanium products and provides opportunities for greater use of ATI’s next generation and advanced titanium alloys in both long product and flat-rolled product forms. The agreement includes both long-product forms that are manufactured within the HPMC segment, and a significant amount of plate products that are manufactured utilizing assets of both the HPMC and AA&S segments. Revenues and profits associated with these titanium products covered by the Boeing LTA are included primarily in the results for the HPMC segment. The HPMC segment also includes revenues and profits under our LTA with Airbus for titanium airframe products.
We have LTAs with several aircraft engine manufacturers, including GE Aviation and Safran, to supply premium titanium alloys, nickel-based alloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications. In addition, we have LTAs with Rolls-Royce plc for the supply of disc-quality mill products and precision forgings for commercial jet engine applications and with Pratt & Whitney to provide isothermal and conventional forgings for use in jet engines. We also supply products to other important parts of the aircraft market such as helicopters and rotary engine fixed wing aircraft.
New airframe designs contain a larger percentage of titanium alloys, and the jet engines that power them use newer nickel and titanium-based alloys for improved performance and more economical operating costs. Boeing and Airbus continue to have multi-year backlogs of orders for both legacy models and next-generation aircraft, and there are over 30,000 jet engines with firm orders (Aero Engine News, Fourth Quarter 2025). Due to manufacturing cycle times, demand for our specialty materials leads the deliveries of new aircrafts by approximately 6 to 12 months.
Use of these newer materials, particularly for jet engine applications, is expected to continue to increase for several years, with strong growth expected in powder metal alloys, including increased usage of iso-thermal forging and additive manufacturing production processes.
In addition, as our specialty materials are used in rotating components of jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities. As the number of aircraft in service and flight activity increases, the need for our materials associated with engine refurbishment is expected to increase.

Comparative information for HPMC’s major product categories based on their percentages of the segment’s overall revenue is as follows:

	Fiscal Year
	2025	2024
Nickel-based alloys and specialty alloys	43%	41%
Precision forgings, castings and components	40%	36%
Titanium and titanium-based alloys	17%	23%
Total	100%	100%

HPMC Segment EBITDA for fiscal year 2025 increased 25% to $575.8 million, or 23.6% of sales, compared to $461.4 million, or 20.3% of sales, in fiscal year 2024. The fiscal year 2025 increase in Segment EBITDA as a percentage of sales was primarily due to favorable sales mix and pricing as well as higher volumes. Results in fiscal year 2025 included $4.4 million of benefits related to the recognition of previously deferred employee retention tax credits. Results in fiscal year 2024 included $9.0 million of benefits related to the recognition of previously deferred employee retention tax credits, which were partially offset by a charge of approximately $6.3 million due to a commercial negotiation with a customer and higher incentive compensation, maintenance and outsourcing costs.
Advanced Alloys & Solutions

	Fiscal Year		Fiscal Year
(In millions)	2025	% Change	2024
Sales to external customers	$2,145.7	3%	$2,083.6
Segment EBITDA	$349.0	9%	$320.9
Segment EBITDA as a percentage of sales	16.3%		15.4%
International sales as a percentage of sales	39.2%		33.2%
Fiscal Year 2025 Compared to Fiscal Year 2024
Sales of $2.1 billion for the AA&S segment in fiscal year 2025 increased 3% compared to fiscal year 2024, primarily due to an increase in aerospace & defense sales of 15%, driven by growth for commercial airframe products and jet engine products, as well as a 10% increase in sales to the conventional energy market. These increases were partially offset by lower sales to medical, construction and mining and other industrial markets.

Comparative information for our AA&S segment revenues by market, the respective percentages of overall segment revenues, for the fiscal years 2025 and 2024, and the percentage change in revenues by market for fiscal year 2024 is as follows:

(In millions)	Fiscal Year
	2025		2024		Change
Aerospace & Defense:
Jet Engines- Commercial	113.3	6%	92.4	4%	20.9	23%
Airframes- Commercial	478.8	22%	403.2	19%	75.6	19%
Defense	280.0	13%	265.4	13%	14.6	6%
Total Aerospace & Defense	872.1	41%	761.0	36%	111.1	15%

Other Markets:
Electronics	184.8	9%	191.3	9%	(6.5)	(3)%
Specialty Energy	181.5	8%	187.8	9%	(6.3)	(3)%
Medical	84.2	4%	109.4	6%	(25.2)	(23)%
Conventional Energy	322.3	15%	292.2	14%	30.1	10%
Automotive	238.1	11%	244.2	12%	(6.1)	(2)%
Construction/Mining	117.7	5%	132.2	6%	(14.5)	(11)%
Other	145.0	7%	165.5	8%	(20.5)	(12)%
Total Other Markets	$1,273.6	59%	$1,322.6	64%	$(49.0)	(4)%

Total	$2,145.7	100%	$2,083.6	100%	$62.1	3%
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

	Fiscal Year
	2025	2024
Nickel-based alloys and specialty alloys	50%	49%
Zirconium and related alloys	19%	19%
Titanium and titanium-based alloys	19%	13%
PRS products	12%	19%
Total	100%	100%

Segment EBITDA was $349.0 million, or 16.3% of sales, an 9% increase from Segment EBITDA of $320.9 million, or 15.4% of sales, in fiscal year 2024. The margin increase compared to the prior year was primarily due to favorable pricing for exotic alloys and improved sales mix on higher demand for nickel-based alloys and titanium mill products. Results in fiscal year 2025 included $2.8 million of benefits related to the recognition of previously deferred employee retention tax credits. Fiscal year 2024 also included $7.7 million of benefits related to the recognition of previously deferred employee retention tax credits, which were partially offset by a charge of approximately $5.5 million due to a commercial negotiation with a customer and higher incentive compensation and maintenance costs.
Corporate Items
Corporate expenses, which are primarily included in selling and administrative expenses in the statement of operations, were $67.8 million in fiscal year 2025 compared to $64.0 million in fiscal year 2024. The increase in expenses in fiscal year 2025 as compared to fiscal year 2024 was primarily due to higher incentive compensation costs and prior year benefits due to insurance settlements.
Closed operations and other income/expenses are presented primarily in selling and administrative expenses in the consolidated statements of operations and include legal, environmental, retirement benefits and insurance obligations associated with closed operations as well as gains from the sale of non-core assets. Closed operations and other expenses provided income of $2.3 million in fiscal year 2025 and $10.8 million in fiscal year 2024. Fiscal year 2025 includes a $10.5 million gain on the sale of certain oil and gas rights, included within other income, net, on the consolidated statement of operations. This gain was offset by unfavorable foreign currency transaction impacts compared to the prior year period. Fiscal year 2024 includes an $11.6 million gain on the sale of certain oil and gas rights, included within other income, net, on the consolidated statement of operations. Fiscal year 2024 also includes a $2.3 million gain on the sale of assets for our idled Houston, PA facility included within gain on asset sales and sales of businesses, net, on the consolidated statement of operations.
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
At December 28, 2025, Managed Working Capital was 32.5% of annualized total ATI sales compared to 30.9% of annualized sales at December 29, 2024. The increase in Managed Working Capital as a percentage of annualized sales year over year was primarily due to inventory builds to support increased operating levels and the timing of shipments and vendor payments. The $80.8 million increase in overall Managed Working Capital in fiscal year 2025 is detailed in the table below. Days sales outstanding, which measures actual collection timing for accounts receivable, improved slightly by 3% as of December 28, 2025 compared to fiscal year 2024. Gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, worsened by 8% in fiscal year 2025 compared to fiscal year 2024. We continue our focus on operational improvements to positively impact the inventory intensity of our business and reduce the required investment of Managed Working Capital in our growing business.
The computations of Managed Working Capital at December 28, 2025 and December 29, 2024 reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

(In millions)	December 28, 2025	December 29, 2024
Accounts receivable	$686.1	$709.2
Short-term contract assets	72.8	75.6
Inventory	1,403.2	1,353.0
Accounts payable	(568.2)	(609.1)
Short-term contract liabilities	(146.4)	(169.4)
Subtotal	1,447.5	1,359.3
Allowance for doubtful accounts	4.2	15.0
Inventory reserves	80.4	68.5
Net managed working capital held for sale	—	8.5
Managed working capital	$1,532.1	$1,451.3
Annualized prior 3 months sales	$4,708.2	$4,690.5
Managed working capital as a % of annualized sales	32.5%	30.9%
December 29, 2025 change in managed working capital	$80.8
Financial Condition and Liquidity
On June 13, 2025, we amended our Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our operations and also provides us with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. This amendment extended the facility through June 2030. The amended ABL includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (Term Loan), and a swing loan facility of up to $60 million. Additionally, the amendment gives the Company the ability, through June 13, 2026, and as long as no default or event of default has occurred and is continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw

Term Loan). The ABL Term Loan and any Delayed-Draw Term Loan can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, we have the right to request an increase of up to $300 million under the revolving credit facility for the duration of the ABL.
As of December 28, 2025, there were no outstanding borrowings under the revolving credit portion of the ABL, and $29.3 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $2.6 million bearing an average annual interest rate of 6.5% under the ABL during fiscal year 2025. There were no revolving credit borrowings under the ABL during fiscal year 2024.
The ABL Term Loan and Delayed-Draw Term Loan have an interest rate of 2.0% above the adjusted Secured Overnight Financing Rate (SOFR). The applicable interest rate for revolving credit borrowings under the ABL credit facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings.
The ABL credit facility contains a financial covenant whereby we must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding ABL Term Loan balance, or (ii) $60.0 million. We were in compliance with the fixed charge coverage ratio as of December 28, 2025.
During 2025, we received $26.8 million of proceeds from the sale of non-core businesses previously reported in the HPMC segment and proceeds of $11.1 million from property, plant and equipment sales, primarily for oil and gas rights.
At December 28, 2025, we had total liquidity of $1.1 billion, comprised of $417 million of cash and cash equivalents, $569 million of undrawn capacity under the ABL credit facility, and up to $100 million of availability under the Delayed-Draw Term Loan. Our next meaningful debt maturity is $350 million of Senior Notes in the fourth quarter of fiscal year 2027.
Our U.S. qualified defined benefit plan has approximately 2,000 participants. Based on current actuarial assumptions, we are required to make a $4 million contribution to the plan during fiscal year 2026. Using our long-term weighted average expected rate of return on pension plan assets and other actuarial assumptions, we expect to have approximately $40 million of minimum cash funding requirements to the defined benefit pension plan over the next ten years. Minimum cash funding requirements are not expected to be significant in any individual year. However, these funding estimates are subject to significant uncertainty including the actual pension trust assets and the discount rates used to measure pension liabilities.
Periodically, our Board of Directors authorizes the repurchase of ATI Common stock (the “Share Repurchase Program”), the most recent of which was $700 million that was announced in September 2024. In fiscal year 2025, ATI used $470 million to repurchase 6.4 million shares of its common stock under the Share Repurchase Program. As of December 28, 2025, there is $120 million of authorization remaining under the Share Repurchase Program. Repurchases under these programs can be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The current Share Repurchase Program has no time limit, does not obligate the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.
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

Our Debt to Adjusted EBITDA Leverage Ratio and Net Debt to Adjusted EBITDA Leverage ratio improved in fiscal year 2025 compared to fiscal year 2024, resulting from higher earnings and lower debt as a result of the redemption of the 2025 debentures. The reconciliations of our Adjusted EBITDA Leverage Ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	December 28, 2025	December 29, 2024
Net income attributable to ATI	$404.3	$367.8
Net income attributable to noncontrolling interests	14.3	14.9
Net income	418.6	382.7
Interest expense	98.6	108.2
Depreciation and amortization	168.1	151.5
Income tax provision (benefit)	103.7	103.4
Pension remeasurement loss	18.6	14.1
Restructuring and other charges	48.8	22.1
Loss (gain) on asset sales and sale of business	2.9	(52.9)
Adjusted EBITDA	$859.3	$729.1

Debt	$1,749.4	$1,895.3
Add: Debt issuance costs	11.6	14.2
Total debt	1,761.0	1,909.5
Less: Cash	(416.7)	(721.2)
Net debt	$1,344.3	$1,188.3

Debt to Adjusted EBITDA	2.05	2.62
Net Debt to Adjusted EBITDA	1.56	1.63

We believe that internally generated funds, current cash on hand and available borrowings under the ABL credit facility will be adequate to meet our liquidity needs, including the scheduled debt maturity in the fourth quarter of fiscal year 2027. We regularly review our capital structure, various financing alternatives and conditions in the debt and equity markets in order to opportunistically enhance our capital structure and reduce financing costs. As a result, we may seek to refinance or retire existing indebtedness, incur new or additional indebtedness or issue equity or equity-linked securities, in each case, depending on market and other conditions. Further, in the event we seek additional or new financing, the cost, terms and conditions of such borrowings would be impacted by our credit rating. As of December 28, 2025, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow
Cash provided by operations was $614.3 million for fiscal year 2025 and $407.2 million fiscal year 2024. The 2025 period improvement was due to higher net income and improved working capital changes compared to the 2024 period, including cash flows from accounts receivable. Accounts receivable were positively impacted by the sale of $80 million of accounts receivable in exchange for cash under the new Receivables Facility. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. However, we actively manage our working capital to allow for the required flexibility to meet our strategic objectives. Other significant fiscal year 2025 operating cash flow items included payment of 2024 annual incentive compensation. Other significant fiscal year 2024 operating cash flow items included payment of 2023 annual incentive compensation.
Cash used in investing activities was $234.5 million in fiscal year 2025, reflecting $280.6 million in capital expenditures to grow our capacity and capabilities with a focus on our aerospace & defense market. These investing activity outflows were partially offset by $26.8 million of proceeds from the sale of non-core businesses previously reported in the HPMC segment and proceeds of $11.1 million from property, plant and equipment sales, primarily for oil and gas rights. We expect to fund our capital expenditures with cash on hand, cash flow generated from our operations and, if needed, by using a portion of the ABL credit facility. Cash used in investing activities was $159.6 million in fiscal year 2024, reflecting $239.1 million in capital expenditures to grow our capacity and capabilities with a focus on aerospace & defense. These investing activity outflows were partially offset by $48.0 million of proceeds from the sale of our New Bedford, MA operations and Remscheid, Germany operations and $27.6 million of proceeds from property, plant and equipment sales, which included $11.6 million of proceeds on the sale of certain oil and gas rights and $3.5 million of proceeds received for the sale of assets for our idled Houston, PA facility.
Cash used by financing activities in fiscal year 2025 was $699.9 million, which included $470.0 million to repurchase 6.4 million shares of ATI stock under our Share Repurchase Program, $150.0 million for the repayment of our 2025 debentures and $13.2 million in dividend payments to the 40% noncontrolling interest in our PRS joint venture in China. Cash provided by financing activities in fiscal year 2024 was $260.4 million, which included $260.0 million to repurchase 5.3 million shares of

ATI stock under our Share Repurchase Program and $16.0 million in dividend payments to the 40% noncontrolling interest in our PRS joint venture in China, partially offset by $76.1 million in cash received from the settlement of the capped call as a result of the redemption of the 2025 Convertible Notes.
At December 28, 2025, cash and cash equivalents on hand totaled $416.7 million, a $304.5 million decrease from fiscal year-end 2024. Cash and cash equivalents held by our foreign subsidiaries was $183.7 million at December 28, 2025, of which $97.6 million was held by our PRS joint venture in China.
Contractual Obligations
A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Total Debt including Finance Leases (A)	$1,761.0	$31.6	$402.2	$977.1	$350.1
Interest on Debt (B)	427.5	98.9	177.3	133.4	17.9
Operating Lease Obligations (C)	110.4	22.3	35.4	24.6	28.1
Other Long-term Liabilities	132.2	—	57.9	37.6	36.7
Pension and OPEB Obligations (D)	251.2	32.5	65.1	64.5	89.1
Unconditional Purchase Obligations
Raw Materials (E)	1,032.1	541.5	359.6	131.0	—
Capital expenditures	247.4	148.7	98.7	—	—
Other (F)	166.8	89.6	44.6	30.5	2.1
Total	$4,128.6	$965.1	$1,240.8	$1,398.7	$524.0
Other Financial Commitments
Lines of Credit (G)	$673.2	$73.2		$600.0	$—
Guarantees	$17.8
(A)Amounts exclude $72 million for certain finance lease contracts the Company has agreed to enter into. See Note 11, Leases for further information.
(B)Amounts include contractual interest payments using the interest rates in effect as of December 28, 2025 applicable to the Company’s ABL Term Loan due 2030, the 5.875% Senior Notes due 2027, the 4.875% Senior Notes due 2029, the 7.25% Senior Notes due 2030, and the 5.125% Senior Notes due 2031.
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
(E)We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 28, 2025, for raw material obligations with variable pricing.
(F)We have various contractual obligations that extend through fiscal year 2031 for services involving production facilities, information technology services and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.
(G)At December 28, 2025, drawn amounts on the U.S. facility were $29.3 million utilized for standby letters of credit under the $600 million ABL credit facility, which renew annually. These standby letters of credit are used to support: $19.6 million in workers’ compensation and general insurance arrangements, $5.4 million related to environmental matters and $4.3 million for performance assurances.

Commitments and Contingencies
At December 28, 2025, our reserves for environmental remediation obligations totaled approximately $15 million, of which $7 million was included in other current liabilities. These reserves included estimated probable future costs of: $2 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for remediation or indemnification obligations; and $6 million for owned or controlled sites at which our operations have been or plan to be discontinued. We continue to evaluate whether we may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate. The timing of expenditures depends on a number of factors that vary by site. ATI expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
Asset retirement obligations (AROs) recorded by the Company were $8 million at December 28, 2025. These AROs related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials. During fiscal year 2024, we derecognized $10 million of AROs in connection with the sale of our precision rolled strip operations.
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
Retirement Benefits
ATI’s defined benefit pension plans are closed to new entrants, and at most ATI operations with pension participants, the plans are frozen for all future benefit accruals, with less than 700 participants still accruing benefit service. Additionally, all of the remaining collectively-bargained defined benefit retiree health care plans at ATI’s operations are now closed to new entrants, with cost caps in place for these obligations. As a result of these actions, ATI’s retirement savings and other postretirement benefit programs have largely transitioned to a defined contribution structure. From fiscal years 2013 to 2022, five annuity buyouts of retired participants and two voluntary cash out programs of deferred participants helped to reduce the total participants in ATI’s U.S. qualified defined benefit pension plans by more than 60%. During the fourth quarter of fiscal year 2023, we purchased group annuity contracts from an insurer covering approximately 85% of our U.S. qualified defined benefit pension plan obligations. Under these contracts, we transferred the pension obligations and associated assets for approximately 8,200 plan participants to the selected insurance company. To facilitate this pension derisking strategy, we completed a voluntary cash out for term vested employees and contributed $222 million to our pension plan in the third quarter of fiscal year 2023, to fully fund remaining pension liabilities ahead of this annuity transaction. After these actions, our U.S. qualified defined benefit pension plan includes approximately 2,000 participants.
At December 28, 2025, our defined benefit pension plans were approximately 86% funded in accordance with U.S. GAAP, and were remeasured at that date using a 5.90% discount rate to measure the projected benefit obligation. Discount rates used to measure pension liabilities for U.S. qualified defined benefit plans for ERISA funding purposes are calculated on a different basis using an IRS-determined segmented yield curve. Funding requirements are also affected by IRS-determined mortality assumptions, which may differ from those used under accounting standards. Based on current actuarial assumptions, we are required to make a $4 million contribution to our qualified defined benefit pension plan during fiscal year 2026. Using our long-term weighted average expected return on pension plan assets and other actuarial assumptions, we expect to have approximately $40 million of minimum cash funding requirements to the qualified defined benefit pension plan over the next ten years. Minimum cash funding requirements are not expected to be significant in any individual year. However, these estimates are subject to significant uncertainty, including the performance of our pension trust assets and the discount rates used to measure pension liabilities. Pension trust asset performance for both our accounting and ERISA funding calculations is determined using the market value of plan assets at the end of each year.

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
Non-GAAP financial measures should be viewed in addition to, and not superior to or as an alternative for, the Company’s reported results prepared in accordance with GAAP. The following table provides the reconciliation of net income attributable to ATI to the Adjusted EBITDA non-GAAP financial measures:

Earnings before interest, taxes, depreciation and amortization (EBITDA)
	Fiscal Year Ended
	December 28, 2025	December 29, 2024
Net income attributable to ATI	$404.3	$367.8
Net income attributable to noncontrolling interests	14.3	14.9
Net income	418.6	382.7
(+) Depreciation and amortization	168.1	151.5
(+) Interest expense	98.6	108.2
(+) Income tax provision	103.7	103.4
EBITDA	789.0	745.8
Adjustments for special items, pre-tax:
(+) Restructuring and other charges (a)	48.8	22.1
(+) Pension settlement loss (b)	18.6	14.1
(+/-) Loss (gain) on sales of businesses (c)	2.9	(52.9)
Adjusted EBITDA	$859.3	$729.1
Adjusted EBITDA as a % of sales	18.7%	16.7%
Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is most appropriate in our specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.

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
Goodwill is reviewed annually in the fourth quarter of each fiscal year for impairment or more frequently if impairment indicators arise. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. At December 28, 2025, the Company had $225.2 million of goodwill on its consolidated balance sheet, all of which relates to the HPMC segment.
We performed quantitative goodwill assessments for the two HPMC reporting units with goodwill during the fourth quarter of fiscal year 2025. Fair values were determined using discounted cash flows, which represents Level 3 unobservable information in the fair value hierarchy. These quantitative assessments and valuations require us to make estimates and assumptions regarding revenue growth, changes in working capital, capital expenditures, selling prices, income taxes, and profitability, all of which impact estimated future cash flows. In addition, discounted cash flow valuations are impacted by the determination of our weighted cost of capital (WACC), which also requires us to exercise judgment and make estimates. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. For example, the WACC utilized in our discounted cash flow assessments was 10.5% and long-term growth rates ranged from 3% to 3.5%. The estimated effect of a 1% change in the WACC would result in a 15% change in the fair value of the Specialty Materials reporting unit and less than a 2% change in the fair value of the Forged Products reporting unit.
Further, to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to our market capitalization is performed, taking into account a reasonable control premium.
The $225.2 million of goodwill remaining as of December 28, 2025 on our consolidated balance sheet is comprised of $159.2 million at the Forged Products reporting unit and $66.0 million at the Specialty Materials reporting unit. The goodwill impairment assessment performed in the fourth quarter of fiscal year 2025 determined that our Specialty Materials and Forged Products reporting units' had fair values in excess of their respective carrying values. As a result, no impairments were determined to exist. In addition, no indicators of impairment were observed in fiscal year 2025 associated with any of our long-lived assets.
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
Retirement Benefits
We have defined contribution retirement plans or benefit pension plans covering substantially all of our employees. We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees that provide health care and life insurance benefits for eligible employees. Company contributions to defined contribution retirement plans are generally based on a percentage of eligible pay or based on hours worked, and are funded with cash.
ATI’s defined benefit pension plans are closed to new entrants, and at most ATI operations with pension participants, the plans are frozen for all future benefit accruals, with less than 700 participants still accruing benefit service. Additionally, all of the remaining collectively-bargained defined benefit retiree health care plans at ATI’s operations are now closed to new entrants, with cost caps in place for these obligations. As a result of these actions, ATI’s retirement savings and other postretirement benefit programs have largely transitioned to a defined contribution structure.

Under U.S. GAAP, amounts recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income or expense in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third-party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our weighted average expected long-term return on pension plan investments was 5.80% in fiscal year 2025. The expected long-term rate of return on pension plan investments for fiscal year 2026 will be 5.80%. We apply the assumed rate of return to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. The actual returns on pension plan assets for fiscal year 2025 was 5.9%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% would result in additional pre-tax annual income, or expense, of approximately $1 million. The cumulative difference between the expected return and the actual return on plan assets is immediately recognized in earnings through net periodic pension benefit cost within nonoperating retirement benefit expense on the consolidated statements of operations when pension plans are remeasured annually in the fourth quarter or on an interim basis as triggering events require remeasurement. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. GAAP allows companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the SEC does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
We also determine the discount rate used to value pension plan liabilities as of the last day of our fiscal year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment, we established a discount rate of 5.90% for valuing the pension liabilities as of December 28, 2025, and for determining the pension expense for fiscal year 2026. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate or increase pension liabilities in the case of a decrease in the discount rate, by approximately $20 million. Such a change in the discount rate would have an insignificant impact to pension expense. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are immediately recognized in earnings through net periodic pension benefit cost within nonoperating retirement benefit expense on the consolidated statements of operations when pension plans are remeasured annually in the fourth quarter or on an interim basis as triggering events require remeasurement.
With respect to our postretirement plans, under most of the plans, our contributions towards retiree medical premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. In accordance with U.S. GAAP, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each fiscal year, is developed based upon rates of return on high quality, fixed-income investments. At the end of fiscal year 2025, we determined the rate to be 5.30%, compared to a 5.60% discount rate in fiscal year 2024, and a 5.40% discount rate in fiscal year 2023. The estimated effect of changing the discount rate by 0.50% would decrease postretirement obligations in the case of an increase in the discount rate or increase postretirement obligations in the case of a decrease in the discount rate, by approximately $6 million. Such a change in the discount rate would have an insignificant impact to postretirement benefit expense. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 8.5% in 2026 and is assumed to gradually decrease to 4.0% in the year 2051 and remain level thereafter. Assumed health care cost trend rates can have a significant effect on the benefit obligation for health care plans, however, the Company’s contributions for most of its retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As part of our risk management strategy, we utilize derivative financial instruments, from time to time, to hedge our exposure to changes in energy and raw material prices, foreign currencies, and interest rates. We monitor the third-party financial institutions that are our counterparties to these financial instruments on a daily basis and diversify our transactions among counterparties to minimize exposure to any one of these entities. Fair values for derivatives were measured using exchange-traded prices for the hedged items including consideration of counterparty risk and ATI’s credit risk. Our exposure to volatility in interest rates is presently not material, as nearly all of our debt is at fixed interest rates.
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. ATI previously maintained a $50 million floating-for-fixed interest rate swap which converted a portion of the ABL Term Loan to a 4.21% fixed rate that matured during the quarter ended June 30, 2024. There are no outstanding derivative interest rate contracts at December 28, 2025.
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
At December 28, 2025, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. At December 28, 2025, we hedged approximately 65% of our annual forecasted domestic requirements for natural gas for fiscal year 2026 and approximately 25% for fiscal year 2027. At December 28, 2025, the net mark-to-market valuation of the outstanding natural gas hedges was an unrealized pre-tax loss of $0.6 million, comprised of $1.0 million in prepaid expenses and other current assets, $0.1 million in other long-term assets, $1.3 million in other current liabilities and $0.4 million in other long-term liabilities on the balance sheet. For the year ended December 28, 2025, the effects of natural gas hedging activity increased cost of sales by $0.4 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in fiscal year 2025 we used approximately 70 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of December 28, 2025, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders, for an aggregate amount of approximately 2 million pounds of nickel with hedge dates through fiscal year 2027. The aggregate notional amount hedged is less than 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At December 28, 2025, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $0.5 million, comprised of $0.6 million in prepaid expenses and other current assets and $0.1 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 28, 2025, we had no significant outstanding foreign currency forward contracts.
We may also use derivative instruments that are not designated as hedges to protect our results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and we recognized $2.6 million of income and $2.2 million of expense, net, for settled foreign currency forward contracts that were not designated as hedges during the fiscal years ended December 28, 2025 and December 29, 2024, respectively, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of December 28, 2025.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ATI Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ATI Inc. and Subsidiaries (the Company) as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive income, cash flows and statements of changes in consolidated equity for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

Goodwill impairment assessment
Description of the Matter
At December 28, 2025, the Company had $225 million of goodwill on its consolidated balance sheet. As discussed in Note 1 to the consolidated financial statements, goodwill is reviewed annually for impairment, or more frequently if impairment indicators arise. The assessment of goodwill for impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations to its carrying amount, including goodwill. If the Company’s carrying amount of a reporting unit exceeds its fair value, an impairment loss would be measured as the excess of the carrying value over the calculated fair value.

Auditing the Company’s annual goodwill impairment assessment for the Company’s reporting units was complex due to the use of valuation methodologies in the determination of the estimated fair value, which included the evaluation of the underlying assumptions, such as the discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process.

Our audit procedures to test management’s impairment evaluation of the Company’s reporting units included, among others, assessing the valuation methodologies, assessing the historical accuracy of management’s estimates and performing independent sensitivity analyses. We involved our valuation specialists to assist in evaluating the methodologies and discount rate used to calculate the estimated fair value of the Company’s reporting units.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
Pittsburgh, Pennsylvania
February 20, 2026

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Sales	$4,587.4	$4,362.1	$4,173.7

Cost of sales	3,580.4	3,463.9	3,371.1
Gross profit	1,007.0	898.2	802.6
Selling and administrative expenses	365.1	342.3	328.1
Restructuring (credits) charges	(1.9)	4.1	7.7
Loss (gain) on asset sales and sales of businesses, net	2.9	(57.1)	0.4
Operating income	640.9	608.9	466.4
Nonoperating retirement benefit expense	(34.6)	(29.0)	(79.7)
Interest expense, net	(98.6)	(108.2)	(92.8)
Other income, net	14.6	14.4	1.3
Income before income taxes	522.3	486.1	295.2
Income tax provision (benefit)	103.7	103.4	(128.2)
Net income	418.6	382.7	423.4
Less: Net income attributable to noncontrolling interests	14.3	14.9	12.6
Net income attributable to ATI	$404.3	$367.8	$410.8

Basic net income attributable to ATI per common share	$2.92	$2.82	$3.21

Diluted net income attributable to ATI per common share	$2.85	$2.55	$2.81
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net income	$418.6	$382.7	$423.4
Currency translation adjustment
Unrealized net change arising during the period	28.9	(13.0)	1.3
Reclassification adjustment included in net income	5.1	—	—
Total	34.0	(13.0)	1.3
Derivatives
Net derivatives loss on hedge transactions	(1.3)	(5.9)	(28.5)
Reclassification to net income of net realized loss	5.3	11.0	2.5
Income taxes on derivative transactions	0.9	2.0	(6.1)
Total	3.1	3.1	(19.9)
Postretirement benefit plans
Actuarial gain/loss
Amortization of net actuarial loss	5.1	5.2	6.0
Net loss arising during the period	(6.7)	(2.2)	(3.8)
Prior service cost
Amortization to net income of net prior service credits	(0.5)	(0.5)	(0.6)
Settlement loss included in net income	—	—	1.1
Income taxes on postretirement benefit plans	(0.4)	0.5	0.3
Total	(1.7)	2.0	2.4
Other comprehensive income (loss), net of tax	35.4	(7.9)	(16.2)
Comprehensive income	454.0	374.8	407.2
Less: Comprehensive income attributable to noncontrolling interests	20.6	13.3	12.2
Comprehensive income attributable to ATI	$433.4	$361.5	$395.0
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 28, 2025	December 29, 2024
Assets
Cash and cash equivalents	$416.7	$721.2
Accounts receivable, net	686.1	709.2
Short-term contract assets	72.8	75.6
Inventories, net	1,403.2	1,353.0
Prepaid expenses and other current assets	101.2	86.0
Total Current Assets	2,680.0	2,945.0
Property, plant and equipment, net	1,940.6	1,776.9
Goodwill	225.2	227.2
Other assets	253.8	281.5
Total Assets	$5,099.6	$5,230.6
Liabilities and Stockholders’ Equity
Accounts payable	$568.2	$609.1
Short-term contract liabilities	146.4	169.4
Short-term debt and current portion of long-term debt	31.1	180.4
Other current liabilities	260.6	249.6
Total Current Liabilities	1,006.3	1,208.5
Long-term debt	1,718.3	1,714.9
Accrued postretirement benefits	158.5	164.3
Pension liabilities	41.4	37.2
Other long-term liabilities	258.4	150.5
Total Liabilities	3,182.9	3,275.4
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued- 142,871,688 shares at December 28, 2025 and 142,871,688 shares at December 29, 2024; outstanding-135,934,852 shares at December 28, 2025 and 141,387,049 shares at December 29, 2024	14.3	14.3
Additional paid-in capital	1,884.6	1,943.9
Retained earnings	468.7	64.3
Treasury stock: 6,936,836 shares at December 28, 2025 and 1,484,639 shares at December 29, 2024	(502.7)	(82.6)
Accumulated other comprehensive loss, net of tax	(60.4)	(89.5)
Total ATI Stockholders’ Equity	1,804.5	1,850.4
Noncontrolling Interests	112.2	104.8
Total Stockholders’ Equity	1,916.7	1,955.2
Total Liabilities and Stockholders’ Equity	$5,099.6	$5,230.6
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Operating Activities:
Net income	$418.6	$382.7	$423.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168.1	151.5	146.1
Share-based compensation	29.0	34.1	29.1
Deferred taxes	59.1	86.4	(138.2)
Gain from disposal of property, plant and equipment, net	(10.7)	(15.7)	(0.6)
Net loss (gain) from sales of businesses	2.9	(52.9)	0.6
Non-cash impairment charges	—	—	3.0
Change in operating assets and liabilities:
Pension plan contributions	—	—	(272.0)
Retirement benefits	11.2	4.4	53.8
Accounts receivable	27.1	(85.0)	(46.1)
Inventories	(52.8)	(118.5)	(51.8)
Accounts payable	(43.4)	87.6	(29.8)
Accrued income taxes	(26.4)	(0.3)	(4.8)
Accrued liabilities and other	31.6	(67.1)	(26.8)
Cash provided by operating activities	614.3	407.2	85.9
Investing Activities:
Purchases of property, plant and equipment	(280.6)	(239.1)	(200.7)
Proceeds from disposal of property, plant and equipment	11.1	27.6	3.8
Proceeds from sales of businesses, net of transaction costs	26.8	48.0	(0.3)
Other	8.2	3..9	4.0
Cash used in investing activities	(234.5)	(159.6)	(193.2)
Financing Activities:
Borrowings on long-term debt	—	—	425.0
Payments on long-term debt and finance leases	(182.6)	(29.6)	(25.2)
Net payments under credit facilities	—	(4.9)	(14.0)
Debt issuance costs	—	—	(6.2)
Receipt of convertible note capped call	—	76.1	—
Purchase of treasury stock	(470.0)	(260.0)	(85.2)
Dividends paid to noncontrolling interests	(13.2)	(16.0)	(16.0)
Shares repurchased for income tax withholding on share-based compensation	(34.1)	(26.0)	(11.2)
Cash provided by (used in) financing activities	(699.9)	(260.4)	267.2
Effect of exchange rate changes on cash and cash equivalents	15.6	(7.6)	—
Less: Cash held for sale	—	(2.3)	—
Increase (decrease) in cash and cash equivalents	(304.5)	(22.7)	159.9
Cash and cash equivalents at beginning of year	721.2	743.9	584.0
Cash and cash equivalents at end of year	$416.7	$721.2	$743.9
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in consolidated balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity

	ATI Stockholders
(In millions)	Common Stock	Additional Paid-In Capital	Retained Earnings (Loss)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, January 1, 2023	$13.1	$1,668.1	$(480.9)	$(87.0)	$(67.4)	$111.3	$1,157.2
Net income	—	—	410.8	—	—	12.6	423.4
Other comprehensive loss	—	—	—	—	(15.8)	(0.4)	(16.2)
Purchase of treasury stock	—	—	—	(85.8)	—	—	(85.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(16.0)	(16.0)
Employee stock plans	0.1	29.0	—	(11.2)	—	—	17.9
Balance, December 31, 2023	$13.2	$1,697.1	$(70.1)	$(184.0)	$(83.2)	$107.5	$1,480.5
Net income	—	—	367.8	—	—	14.9	382.7
Other comprehensive loss	—	—	—	—	(6.3)	(1.6)	(7.9)
Conversion of convertible notes	0.9	140.1	(233.9)	384.6	—	—	291.7
Convertible note capped call	—	76.1	—	—	—	—	76.1
Purchase of treasury stock	—	—	—	(260.0)	—	—	(260.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	(16.0)	(16.0)
Employee stock plans	0.2	30.6	0.5	(23.2)	—	—	8.1
Balance, December 29, 2024	$14.3	$1,943.9	$64.3	$(82.6)	$(89.5)	$104.8	$1,955.2
Net income	—	—	404.3	—	—	14.3	418.6
Other comprehensive income	—	—	—	—	29.1	6.3	35.4
Purchase of treasury stock	—	—	—	(474.2)	—	—	(474.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(13.2)	(13.2)
Employee stock plans	—	(59.3)	0.1	54.1	—	—	(5.1)
Balance, December 28, 2025	$14.3	$1,884.6	$468.7	$(502.7)	$(60.4)	$112.2	$1,916.7
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Reporting
The consolidated financial statements include the accounts of ATI Inc. and its subsidiaries. The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statement of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity. The results for the Shanghai STAL Precision Stainless Steel Company Limited (STAL) are reported on a one month lag (see Note 7 for further discussion). Intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, “ATI” and the “Company” refer to ATI Inc. and its subsidiaries.

Fiscal Year
The Company follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years in this Annual Report on Form 10-K relate to fiscal years, rather than calendar years. Fiscal years 2025, 2024 and 2023 ended on December 28, 2025, December 29, 2024 and December 31, 2023, respectively. All fiscal years presented include 52 weeks of operations.

Risks and Uncertainties and Use of Estimates
The preparation of consolidated financial statements in conformity with United States (U.S.) generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.
The Company markets its products to a diverse customer base, principally throughout the U.S. No single customer accounted for more than 10% of sales for any year presented. The core end markets for ATI’s products are customers in the aerospace & defense, specialty energy, electronics, and medical markets.
At December 28, 2025, ATI has approximately 7,600 active employees, of which approximately 15% are located outside the U.S. Approximately 35% of ATI’s workforce is covered by various collective bargaining agreements (CBAs), predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union (USW). On April 22, 2025, we reached agreements with the USW for new CBAs that cover approximately 1,100 USW represented full-time employees within our AA&S operations for a six-year term that extends through February 28, 2031.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments that are readily convertible to cash with original maturities of three months or less.
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $4.2 million and $15.0 million at December 28, 2025 and December 29, 2024, respectively. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to perform its obligations. The Company determines a reserve for doubtful accounts based on an aging of accounts receivable and reviews of specific accounts identified as collection risks, as well as expected credit losses. Amounts are written-off against the reserve in the period it is determined that the receivable is uncollectible.
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
Generally accepted accounting principles provide the option to qualitatively assess goodwill for impairment before completing a quantitative assessment. Under the qualitative approach, if, after assessing the totality of events or circumstances, including both macroeconomic, industry and market factors, and entity-specific factors, the Company determines it is likely (more likely than not) that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment analysis is not required. The quantitative assessment may be performed each year for a reporting unit at the Company’s option without first performing a qualitative assessment. The Company’s quantitative assessments of goodwill for possible impairment includes estimating the fair value of a reporting unit which has goodwill associated with its operations using discounted cash flows. These impairment assessments and valuation methods require the Company to make estimates and assumptions regarding revenue growth, changes in working capital and capital expenditures, selling prices and profitability that drive cash flows, and the weighted average cost of capital. Many of these assumptions are determined by reference to market participants identified by the Company. Although management believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
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
Sales Recognition
The Company’s contracts with customers are comprised of purchase orders, and for larger customers long-term agreements (LTAs). LTAs typically extend multiple years and are utilized by the Company and certain of its customers for its specialty materials, in the form of mill products, powders, parts and components, to reduce supply uncertainty. While LTAs generally define commercial terms including pricing, termination clauses and other contractual requirements, the Company has determined that the contract with a customer is typically established when the customer purchase order is accepted or acknowledged.
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
Research and Development
Research, development and technical service activities are closely interrelated and directed toward development of new products, improvement of existing products, quality assurance, development of new manufacturing methods, improvement of existing manufacturing methods, and reducing the Company’s manufacturing costs. Research and development costs are expensed as incurred. Company funded research and development costs were $21.3 million in fiscal year 2025, $19.6 million in fiscal year 2024, and $20.7 million in fiscal year 2023. Customer funded research and development costs were $1.9 million in fiscal year 2025, $2.5 million in fiscal year 2024, and $1.4 million in fiscal year 2023.
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
ATI is a party to various U.S. states’ economic development incentive programs that provide economic benefits in the forms of property tax relief or cash payments to offset capital expenditures. These programs generally include requirements for levels of capital spending and/or employment to qualify for the government assistance. For the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, these state-level programs reduced selling, general and administrative expenses by $2.4 million, $1.7 million, $1.4 million, respectively, and cash receipts were $1.8 million, $2.5 million and $3.4 million, respectively. Receivables for ongoing programs are $1.2 million as of both December 28, 2025 and December 29, 2024.

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

This guidance also eliminates several current disclosure requirements related to the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months and making a statement that an estimate of the range cannot be made and disclosing the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The Company adopted this new guidance for fiscal year 2025. The adoption of these changes did not have an impact on the Company’s consolidated financial statements other than disclosure requirements which are included in Note 17.
Pending Accounting Pronouncements
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
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets, and diversified products. Comparative information of the Company’s overall revenues (in millions) by global and geographical markets for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 is as follows:

	Fiscal Year
(in millions)	2025			2024			2023
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Aerospace & Defense:
Jet-Engines- Commercial	$1,649.6	$113.3	$1,762.9	$1,365.4	$92.4	$1,457.8	$1,255.3	$78.2	$1,333.5
Airframes- Commercial	312.1	478.8	790.9	369.7	403.2	772.9	350.6	388.8	739.4
Defense	277.7	280.0	557.7	224.8	265.4	490.2	181.0	220.9	401.9
Total Aerospace & Defense	$2,239.4	$872.1	$3,111.5	$1,959.9	$761.0	$2,720.9	$1,786.9	$687.9	$2,474.8

Other Markets:
Specialty Energy	75.8	181.5	257.3	96.8	187.8	284.6	93.9	179.3	273.2
Electronics	—	184.8	184.8	3.0	191.3	194.3	3.1	156.8	159.9
Medical	55.2	84.2	139.4	115.5	109.4	224.9	102.6	74.3	176.9
Automotive	6.5	238.1	244.6	15.2	244.2	259.4	24.6	186.1	210.7
Conventional Energy	6.1	322.3	328.4	9.8	292.2	302.0	10.6	404.0	414.6
Construction/Mining	27.7	117.7	145.4	26.3	132.2	158.5	35.0	127.9	162.9
Other	31.0	145.0	176.0	52.0	165.5	217.5	63.5	237.2	300.7
Total Other Markets	$126.5	$1,092.1	$1,218.6	$221.8	$1,134.8	$1,356.6	$239.4	$1,186.3	$1,425.7

Total	$2,441.7	$2,145.7	$4,587.4	$2,278.5	$2,083.6	$4,362.1	$2,120.2	$2,053.5	$4,173.7

	Fiscal Year
(in millions)	2025			2024			2023
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$1,336.2	$1,303.6	$2,639.8	$1,134.0	$1,391.2	$2,525.2	$915.3	$1,335.5	$2,250.8
China	81.5	242.8	324.3	57.6	242.0	299.6	70.1	263.2	333.3
United Kingdom	222.0	55.2	277.2	217.0	40.9	257.9	224.8	34.3	259.1
Germany	160.2	67.2	227.4	202.5	57.2	259.7	204.2	38.8	243.0
France	156.0	90.2	246.2	186.9	40.6	227.5	172.4	47.0	219.4
Canada	90.7	78.8	169.5	60.9	55.3	116.2	64.9	46.1	111.0
Rest of World	395.1	307.9	703.0	419.6	256.4	676.0	468.5	288.6	757.1
Total	$2,441.7	$2,145.7	$4,587.4	$2,278.5	$2,083.6	$4,362.1	$2,120.2	$2,053.5	$4,173.7

Comparative information of the Company’s major products based on their percentages of sales is included in the following table. HRPF conversion service sales in the AA&S segment are excluded from this presentation.

	Fiscal Year
	2025			2024			2023
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products:
Nickel-based alloys and specialty alloys	43%	50%	46%	41%	49%	45%	44%	54%	49%
Precision forgings, castings and components	40%	—%	22%	36%	—%	20%	33%	—%	17%
Titanium and titanium-based alloys	17%	19%	18%	23%	13%	18%	22%	12%	17%
Zirconium and related alloys	—%	19%	9%	—%	19%	9%	—%	15%	7%
Precision rolled strip	—%	12%	5%	—%	19%	8%	1%	19%	10%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company maintains a backlog of confirmed orders totaling $3.7 billion, $3.9 billion and $3.8 billion at December 28, 2025, December 29, 2024 and December 31, 2023, respectively. Due to the structure of the Company’s LTAs, 70% of this backlog at December 28, 2025 represented booked orders with performance obligations that will be satisfied within the next twelve months. The backlog does not reflect any elements of variable consideration.
Accounts Receivable
As of December 28, 2025 and December 29, 2024, accounts receivable with customers were $690.3 million and $724.2 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts
Balance as of January 1, 2023	$7.7
Expense to increase the reserve	0.1
Write-off of uncollectible accounts	(4.6)
Balance as of December 31, 2023	3.2
Expense to increase the reserve	12.3
Write-off of uncollectible accounts	(0.5)
Balance as of December 29, 2024	15.0
Expense to increase the reserve	1.9
Write-off of uncollectible accounts	(12.7)
Balance as of December 28, 2025	$4.2

Contract balances
The following represents the rollforward of contract assets and liabilities for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023:

(in millions)
Contract Assets
	Fiscal Year
Short-term	2025	2024	2023
Balance as of beginning of fiscal year	$75.6	$59.1	$64.1
Recognized in current year	117.3	88.9	84.1
Reclassified to accounts receivable	(120.1)	(72.4)	(89.5)
Reclassification to/from contract liability	—	—	0.4
Balance as of period end	$72.8	$75.6	$59.1

(in millions)
Contract Liabilities
	Fiscal Year
Short-term	2025	2024	2023
Balance as of beginning of fiscal year	$169.4	$163.6	$149.1
Recognized in current year	158.8	133.6	133.4
Amounts in beginning balance reclassified to revenue	(109.1)	(88.2)	(107.9)
Current year amounts reclassified to revenue	(76.0)	(56.3)	(40.9)
Other	(2.0)	—	(0.7)
Reclassification to/from long-term and contract asset	5.3	16.7	30.6
Balance as of period end	$146.4	$169.4	$163.6

	Fiscal Year
Long-term (a)	2025	2024	2023
Balance as of beginning of fiscal year	$45.3	$39.4	$66.8
Recognized in current year	58.2	22.6	2.8
Amounts in beginning balance reclassified to revenue	(2.2)	—	—
Current year amounts reclassified to revenue	(1.8)	—	—
Other	(2.9)	—	—
Reclassification to/from short-term	(5.3)	(16.7)	(30.2)
Balance as of period end	$91.3	$45.3	$39.4
(a) Long-term contract liabilities are included in Other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $15.6 million and $12.0 million as of December 28, 2025 and December 29, 2024, respectively, which are reported in other long-term assets on the consolidated balance sheets. Amortization expense for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 of these contract costs was $1.8 million, $1.1 million, and $1.2 million, respectively.
Note 3. Inventories
Inventories at December 28, 2025 and December 29, 2024 were as follows (in millions):

	Fiscal Year
	2025	2024
Raw materials and supplies	$245.6	$206.4
Work-in-process	1,137.4	1,144.1
Finished goods	100.6	71.0
	1,483.6	1,421.5
Inventory valuation reserves	(80.4)	(68.5)
Total inventories, net	$1,403.2	$1,353.0

Note 4. Property, Plant and Equipment
Property, plant and equipment at December 28, 2025 and December 29, 2024 was as follows:

	Fiscal Year
(In millions)	2025	2024
Land	$31.2	$30.8
Buildings	759.2	735.2
Equipment and leasehold improvements	3,389.8	3,145.3
	4,180.2	3,911.3
Accumulated depreciation and amortization	(2,239.6)	(2,134.4)
Total property, plant and equipment, net	$1,940.6	$1,776.9

Construction in progress at December 28, 2025 and December 29, 2024 was $359.4 million and $262.5 million, respectively. Capital expenditures on the consolidated statements of cash flows for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 exclude $37.7 million, $36.2 million, and $41.9 million, respectively, of incurred but unpaid capital expenditures that were included in property, plant and equipment and accrued at December 28, 2025, December 29, 2024, and December 31, 2023, respectively. Depreciation and amortization for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 was as follows:

	Fiscal Year
(In millions)	2025	2024	2023
Depreciation of property, plant and equipment	$146.6	$118.8	$117.4
Software and other amortization	21.5	32.7	28.7
Total depreciation and amortization	$168.1	$151.5	$146.1
Note 5. Goodwill and Other Intangible Assets
At December 28, 2025 and December 29, 2024, the Company reported goodwill amounts of $225.2 million and $227.2 million, respectively, on its consolidated balance sheet, all of which relates to the HPMC segment. Goodwill decreased by $2.0 million during fiscal year 2025 due to the sale of the Company’s East Hartford, Connecticut operations and related allocation of goodwill from the Forged Products reporting unit.
The Company performs its annual goodwill impairment evaluation in the fourth quarter of each fiscal year. The $225.2 million of goodwill as of December 28, 2025 on the Company’s consolidated balance sheet is comprised of $159.2 million at the Forged Products reporting unit and $66.0 million at the Specialty Materials reporting unit. For the Company’s annual goodwill impairment evaluation in fiscal year 2025, quantitative goodwill assessments were performed for these two reporting units.
Fair values were determined using discounted cash flows, which represents Level 3 unobservable information in the fair value hierarchy. These quantitative assessments and valuations require estimates and assumptions regarding revenue growth, changes in working capital, capital expenditures, selling prices, income taxes, and profitability, all of which impact estimated future cash flows. In addition, discounted cash flow valuations are impacted by the determination of ATI's WACC, which also requires the Company to exercise judgment and make estimates. Actual results could differ from those estimates and assumptions. For the annual goodwill impairment in fiscal year 2025, a WACC of 10.5% and long-term growth rates ranging from 3% to 3.5% were used in the discounted cash flow valuation. Further, to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
Based on the annual goodwill impairment evaluation for fiscal year 2025, the Company determined that the fair values of the Specialty Materials and Forged Products reporting units exceeded their respective carrying values. As a result, it was concluded that no impairments existed for the fiscal year ended December 28, 2025. Also, there were no impairments for the fiscal years ended December 29, 2024 and December 31, 2023.
No indicators of impairment were observed in fiscal years 2025, 2024 and 2023 associated with any of the Company’s long-lived assets. Accumulated goodwill impairment losses as of December 28, 2025, December 29, 2024 and December 31, 2023 were $528.0 million.

Other intangible assets, which are included in other assets on the accompanying consolidated balance sheets as of December 28, 2025 and December 29, 2024 were as follows:

	December 28, 2025		December 29, 2024
(in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Technology	$60.5	$(44.4)	$61.2	$(41.8)
Customer relationships	24.5	(14.3)	24.8	(13.5)
Trademarks	48.2	(38.6)	48.8	(35.8)
Total amortizable intangible assets	$133.2	$(97.3)	$134.8	$(91.1)
During fiscal year 2025, total amortizable intangible assets, net, decreased approximately $0.5 million as a result of the sale of the Company’s East Hartford, CT operations. This decrease consists of the sale of approximately $1.6 million of gross intangible assets, net of approximately $1.1 million of accumulated amortization.
Amortization expense related to intangible assets was approximately $7.0 million for each of the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023. Annual amortization expense is expected to be approximately $7.0 million for each of the fiscal years 2026 through 2028 and $4.0 million in fiscal year 2029 and 2030.
Note 6. Divestitures
During fiscal year 2025, the Company completed the sale of its East Hartford, CT operations, an immaterial, non-core operation that was part of the Forged Products business unit, for $20.5 million. The Company recognized a gain of $0.8 million, which is reported in gain/loss on asset sales and sale of business, net, on the consolidated statement of operations. The Company received proceeds, net of transaction costs and working capital adjustments, of $19.3 million, which are reported as an investing activity on the consolidated statements of cash flows. In fiscal year 2024, this operation had external sales of approximately $37.0 million and income before tax of approximately $2.9 million.
During fiscal year 2025, the Company completed the sale of certain immaterial, non-core operations in Birmingham, UK and Dusseldorf, Germany, which were part of our European business in the HPMC Segment. A $3.7 million loss on the sale of these operations is reported in gain/loss on asset sales and sales of businesses, net, on the consolidated statement of operations. The Company received proceeds, net of transaction costs, of $5.0 million, which are reported as an investing activity on the consolidated statement of cash flows. The Company will receive additional proceeds of approximately $4.9 million during fiscal year 2026. In fiscal year 2024, these operations had external sales of approximately $39.1 million and income before tax of approximately $2.4 million.
During fiscal year 2024, the Company completed the sale of its precision rolled strip operations in New Bedford, MA, which was part of the Specialty-Rolled Products business in the AA&S segment, and Remscheid, Germany, which was part of our European business in the HPMC segment. A $52.9 million gain on sale of these operations is reported in gain on asset sales and sales of businesses, net, on the consolidated statement of operations for fiscal year 2024. The Company received proceeds, net of transaction costs, of $48.0 million and $2.5 million in fiscal years 2024 and 2025, respectively, which is reported as an investing activity on the consolidated statement of cash flows. In fiscal year 2023, these operations had external sales of approximately $100 million and income before tax of approximately $6 million.
Note 7. Joint Ventures
The Company has a 60% interest in the Chinese joint venture known as STAL, which manufactures Precision Rolled Strip® (PRS) stainless products mainly for the electronics and automotive markets located in Asia. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China.
As a majority-owned joint venture, STAL is consolidated into the Company's operating results and financial position. The minority ownership interest is recognized in the consolidated statement of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity. Cash equivalents held by STAL as of December 28, 2025 were $97.6 million.

Note 8. Asset Retirement Obligations
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (AROs) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 28, 2025, the Company had recognized AROs of $8.3 million related to landfill closures, decommissioning costs, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
Changes in asset retirement obligations for the years ended December 28, 2025 and December 29, 2024 were as follows:

	Fiscal Year
(In millions)	2025	2024
Balance at beginning of fiscal year	$7.9	$18.3
Accretion expense	0.5	0.5
Revision of estimates	—	(0.7)
Divestitures	—	(10.0)
Payments	(0.1)	(0.2)
Balance at end of fiscal year	$8.3	$7.9
During fiscal year 2024, the Company derecognized $10.0 million of AROs in connection with the sale of its precision rolled strip operations (see Note 6 for further explanation).
Note 9. Supplemental Financial Statement Information
Cash and cash equivalents at December 28, 2025 and December 29, 2024 were as follows:

	Fiscal Year
(In millions)	2025	2024
Cash	$294.9	$391.5
Other short-term investments	121.8	329.7
Total cash and cash equivalents	$416.7	$721.2
Other current liabilities included salaries, wages and other employee-related liabilities of $122.8 million and $113.6 million at December 28, 2025 and December 29, 2024, respectively, and accrued interest of $23.5 million and $23.9 million at December 28, 2025 and December 29, 2024, respectively.
Other income (expense) for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 was as follows:

	Fiscal Year
(in millions)	2025	2024	2023
Rent, royalty income and other income	$4.1	$3.8	$2.6
Gains from disposal of property, plant and equipment, net	10.5	11.6	0.3
Other	—	(1.0)	(1.6)
Total other income, net	$14.6	$14.4	$1.3
Gains from disposal of property, plant and equipment, net for the fiscal year ended December 28, 2025 and December 29, 2024 include a $10.5 million and $11.6 million, respectively, gain on the sale of certain oil and gas rights. These cash gains are reported as an investing activity on the consolidated statement of cash flow for the fiscal year ended December 28, 2025.

Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a pre-determined discount rate commensurate with the creditworthiness of ATI. As of December 28, 2025 and December 29, 2024, the Company had $52.8 million and $34.8 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs. The following represents the rollforward of the Company’s obligations under such programs for the fiscal year ended December 28, 2025:

(in millions)	Fiscal Year
2025
Balance as of beginning of fiscal year	$34.8
New obligations confirmed	299.7
Obligations paid	(281.6)
Balance as of period end	$52.8
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
The maximum aggregate funding available under the Receivables Facility is $125.0 million at any one time, subject to the availability of eligible receivables and other customary factors and conditions as well as covenants as set forth in the Receivables Facility. Amounts outstanding under the Receivables Facility accrue interest at an adjusted Secured Overnight Financing Rate (SOFR) plus the applicable margin. The Receivables Facility also requires the maintenance of a minimum utilization level equal to 50% of the facility amount.
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
For the fiscal year ended December 28, 2025, ATI Securitization sold $80.0 million of accounts receivable in exchange for $80.0 million of cash. The Company recorded a $1.8 million charge associated with the sale of the accounts receivable within selling and administrative expenses on its consolidated statement of operations and the amount is excluded from segment results.
There were no borrowings during the fiscal year ended December 28, 2025 under the Receivable Facility.

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
The Company sold $94.2 million and $13.5 million of its receivables under this program during the fiscal years ended December 28, 2025 and December 29, 2024, respectively, resulting in de-recognition of the receivables from the Company’s consolidated balance sheet. As of December 28, 2025, substantially all amounts under the Receivables Purchase Agreement have been repaid to the financial institution. The losses associated with these transactions of $0.7 million for the fiscal year ended December 28, 2025 are reflected in the Company’s consolidated statement of operations and are excluded from segment results. The loss on the sales of these accounts receivables were not material to the Company for the fiscal year ended December 29, 2024. The cash received on these sales of accounts receivable during the fiscal years ended December 28, 2025 and December 29, 2024 is presented in changes in receivables within operating activities in the consolidated statement of cash flows.
Other Customer Receivable Sales
In the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, the Company sold $375 million, $300 million and $308 million, respectively, of certain customers’ accounts receivables through programs established by those customers with third-party financial institutions. These customers have extended payment terms and provide the programs to enable suppliers to receive more timely payments. The Company has no continuing involvement with the receivables sold under these programs, including no servicing requirement. The proceeds from these transactions are presented in changes in receivables within operating activities in the consolidated statement of cash flows. The costs associated with these transactions of $5.3 million, $6.0 million and $6.3 million are reflected in the Company’s consolidated statement of operations for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively, and are excluded from segment results.
Note 10. Debt
Debt at December 28, 2025 and December 29, 2024 was as follows:

	Fiscal Year
(In millions)	2025	2024
ATI Inc. 7.25% Senior Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Senior Notes due 2027	350.0	350.0
ATI Inc. 5.125% Senior Notes due 2031	350.0	350.0
ATI Inc. 4.875% Senior Notes due 2029	325.0	325.0
Allegheny Ludlum 6.95% Debentures due 2025 (a)	—	150.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit agreements	—	—
Finance leases and other	111.0	109.5
Debt issuance costs	(11.6)	(14.2)
Total short-term and long-term debt	1,749.4	1,895.3
Short-term debt and current portion of long-term debt	31.1	180.4
Total long-term debt	$1,718.3	$1,714.9
(a)The payment obligations of these debentures issued by Allegheny Ludlum, LLC are fully and unconditionally guaranteed by ATI.
The $150.0 million Allegheny Ludlum 6.95% Debentures were fully repaid on their December 15, 2025 due date. The repayment was funded through available cash on hand, and there was no default or adverse impact on the Company’s financial covenants. The transaction resulted in a reduction of long-term debt on the balance sheet, and the Company remains in compliance with all applicable debt agreements.
Interest expense was $110.7 million in fiscal year 2025, $124.2 million in fiscal year 2024, and $105.8 million in fiscal year 2023. Interest expense was reduced by $10.6 million, $11.8 million, and $13.5 million, in fiscal years 2025, 2024, and 2023, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $117.8 million in fiscal year 2025, $131.4 million in fiscal year 2024, and $114.7 million in fiscal year 2023. Net interest expense includes interest income of $12.1 million in fiscal year 2025, $16.0 million in fiscal year 2024, and $13.0 million in fiscal year 2023.

Scheduled principal payments during the next five fiscal years are $31.6 million in 2026, $378.6 million in 2027, $23.6 million in 2028, $343.7 million in 2029, and $633.4 million in 2030. See Note 11, Leases, for the portion of these scheduled principal payments that are related to finance leases.
2030 Senior Notes
In August 2023, ATI issued $425.0 million aggregate principal amount of 7.25% Senior Notes due 2030 (2030 Notes). Interest on the 2030 Notes is payable semi-annually in arrears at a rate of 7.25% per year. The 2030 Notes will mature on August 15, 2030. Net proceeds were $418.8 million from this issuance, of which $222 million was used to fund ATI’s U.S. qualified defined benefit pension plan in order to facilitate a pension derisking strategy (see Note 14), and the remaining proceeds were used for liquidity and general corporate purposes. Underwriting fees and other third-party expenses for the issuance of the 2030 Notes were $6.2 million, and are being amortized to interest expense over the 7-year term of the 2030 Notes. The 2030 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The 2030 Notes restrict the Company’s ability to create certain liens, to enter into sale leaseback transactions, guarantee indebtedness and to consolidate or merge all, or substantially all, of its assets. The Company has the option to redeem the 2030 Notes, as a whole or in part, at any time or from time to time, on at least 15 days, but not more than 60 days, prior notice to the holders of the Notes at redemption prices specified in the 2030 Notes. The 2030 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2030 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the 2030 Notes repurchased.
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

The 2025 Convertible Notes had a 3.5% cash coupon rate that was payable semi-annually in arrears on each June 15 and December 15. Including amortization of deferred issuance costs, the effective interest rate up to the time of conversion was 4.2% for the fiscal years ended December 29, 2024 and December 31, 2023. Interest expense on the 2025 Convertible Notes was as follows:

	Fiscal Year
(in millions)	2024	2023
Contractual coupon rate	$7.2	$10.2
Amortization of debt issuance costs	1.3	1.9
Total interest expense	$8.5	$12.1
Credit Agreements
On June 13, 2025, the Company amended its Asset Based Lending (ABL) credit facility, which is collateralized by the accounts receivable and inventory of the Company’s operations. This amendment extended the ABL Facility through June 2030. The amended ABL credit facility includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (Term Loan), and a swing loan facility of up to $60 million. Additionally, the amendment gives the Company the ability, through June 13, 2026 and as long as no default or event of default has occurred and is continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed Draw Term Loan). The Term Loan and any Delayed-Draw Loan each bear interest at a rate of 2.0% above adjusted SOFR and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $300 million under the revolving credit facility for the duration of the ABL. The ABL facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The Company previously maintained a $50 million floating-for-fixed interest rate swap which converted a portion of the ABL Term Loan to a 4.21% fixed interest rate that matured in June 2024.

The applicable interest rate for revolving credit borrowings under the ABL credit facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL credit facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding ABL Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of December 28, 2025. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of the 5.875% Senior Notes due 2027 and the 4.875% Notes due 2029. Costs associated with entering into the June 2025 ABL amendment were $2.8 million, and are being amortized to interest expense over the extended term of the facility ending June 2030, along with $1.9 million of unamortized deferred costs previously recorded for the ABL. The ABL, as amended, also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive, at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding ABL Term Loan balance.
As of December 28, 2025, there were no outstanding borrowings under the revolving portion of the ABL, and $29.3 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $2.6 million bearing an average annual interest rate of 6.5% under the ABL during fiscal year 2025. There were no revolving credit borrowings under the ABL during fiscal year 2024. The Company also has foreign credit facilities, primarily in China, that total $73 million based on December 28, 2025 foreign exchange rates, none of which was drawn as of December 28, 2025 or December 29, 2024.
The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 28, 2025, the Company had not guaranteed any third-party indebtedness.

Note 11. Leases
The following represents the components of lease cost and other information for both operating and financing leases for the fiscal years 2025, 2024 and 2023:

($ in millions)	Fiscal Year
	2025	2024	2023
Lease Cost
Finance Lease Cost:
Amortization of right of use asset	$17.6	$14.1	$10.9
Interest on lease liabilities	6.7	6.3	4.6
Operating lease cost	21.3	17.0	17.6
Short-term lease cost	5.8	6.3	4.5
Variable lease cost	0.6	0.7	1.0
Sublease income	(1.9)	(1.2)	(0.4)
Total lease cost	$50.1	$43.2	$38.2

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$6.6	$6.1	$4.6
Operating cash flows from operating leases	$22.3	$18.8	$16.8
Financing cash flows from finance leases	$32.3	$29.1	$24.9
Right of use assets obtained in exchange for new finance lease liabilities	$26.7	$31.6	$54.6
Right of use assets obtained in exchange for new operating lease liabilities	$39.7	$12.1	$25.8
Weighted average remaining lease term - finance leases	4 years	4 years	4 years
Weighted average remaining lease term - operating leases	6 years	7 years	7 years
Weighted average discount rate - finance leases	6.3%	6.3%	5.4%
Weighted average discount rate - operating leases	6.9%	7.0%	7.1%
The following table reconciles future minimum undiscounted rental commitments for operating leases to the operating lease liabilities recorded on the consolidated balance sheet as of December 28, 2025 (in millions):

Fiscal Year	December 28, 2025
2026	$22.3
2027	18.9
2028	16.5
2029	14.4
2030	10.2
2031 and thereafter	28.1
Total undiscounted lease payments	$110.4
Present value adjustment	(21.4)
Operating lease liabilities	$89.0

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the consolidated balance sheet as of December 28, 2025 (in millions):

Fiscal Year	December 28, 2025
2026	$36.2
2027	32.4
2028	25.9
2029	19.7
2030	8.5
2031 and thereafter	0.1
Total undiscounted lease payments	$122.8
Present value adjustment	(12.4)
Finance lease liabilities	$110.4
The Company has agreed to enter into certain finance lease contracts with lenders for progress payments on machinery and equipment that is being constructed at the request and specification of the Company. As of December 28, 2025, the lenders had made $38.0 million of progress payments on behalf of the Company, and $34.3 million of progress payments are scheduled to be paid. Upon payment of the final progress payments by the lenders, finance leases will commence, and $72.3 million, discounted using the applicable discount rates at lease inceptions, of ROU assets and lease liabilities will be recognized by the Company. The Company received payments payments of $9.7 million and $2.8 million, respectively, as proceeds on the sale of ongoing construction in progress projects that were converted to leases, for the fiscal years ended December 29, 2024 and December 31, 2023. There were no such payments in the fiscal year ended 2025. These payments are presented as investing activities on the consolidated statements of cash flows.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 28, 2025, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 2 million pounds of nickel with hedge dates through fiscal year 2027. The aggregate notional amount hedged is less than 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metals Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively.
At December 28, 2025, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges. At December 28, 2025, the company hedged approximately 65% of the Company’s annual forecasted domestic requirements for natural gas for fiscal year 2026 and approximately 25% for fiscal year 2027.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 28, 2025, the Company had no significant outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. The Company previously maintained a $50 million floating-for-fixed interest rate swap which converted a portion of the ABL Term Loan to a 4.21% fixed rate that matured during the quarter ended June 30, 2024. There are no outstanding derivative interest rate contracts at December 28, 2025.

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

(In millions)		December 28, 2025	December 29, 2024
Asset derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	$0.2
Natural gas contracts	Prepaid expenses and other current assets	1.0	0.8
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.6	—
Natural gas contracts	Other assets	0.1	0.9
Total derivatives designated as hedging instruments		1.8	1.9
Total asset derivatives		$1.8	$1.9

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Other current liabilities	$1.3	$1.7
Nickel and other raw material contracts	Other current liabilities	0.1	4.2
Natural gas contracts	Other long-term liabilities	0.4	0.1
Total derivatives designated as hedging instruments		1.8	6.0
Total liability derivatives		$1.8	$6.0
Assuming market prices remain constant with those at December 28, 2025, a pre-tax loss of $0.3 million is expected to be recognized over the next 12 months.
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of December 28, 2025 or December 29, 2024. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable.

Activity with regard to derivatives designated as cash flow hedges for the fiscal years ended December 28, 2025 and December 29, 2024 were as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Fiscal Year
	2025	2024	2025	2024
Nickel and other raw material contracts	$(0.3)	$(3.7)	$(3.9)	$(3.7)
Natural gas contracts	(0.7)	(1.1)	(0.3)	(6.1)
Foreign exchange contracts	—	0.3	0.1	0.2
Interest rate swap	—	—	—	1.2
Total	$(1.0)	$(4.5)	$(4.1)	$(8.4)
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
The Company may also use derivative instruments that are not designated as hedges to protect the Company’s results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and the Company recognized $2.6 million of income and $2.2 million of expense, net, for settled foreign currency forward contracts that were not designated as hedges during the fiscal year ended December 28, 2025 and December 29, 2024, respectively, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of December 28, 2025.
Note 13. Fair Value of Financial Instruments
The estimated fair value of financial instruments at December 28, 2025 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$416.7	$416.7	$416.7	$—
Derivative financial instruments:
Assets	1.8	1.8	—	1.8
Liabilities	1.8	1.8	—	1.8
Debt (a)	1,761.0	1,787.9	1,476.9	311.0

The estimated fair value of financial instruments at December 29, 2024 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$721.2	$721.2	$721.2	$—
Derivative financial instruments:
Assets	1.9	1.9	—	1.9
Liabilities	6.0	6.0	—	6.0
Debt (a)	1,909.5	1,889.7	1,580.2	309.5
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

ATI instituted several initiatives over a multi-year period as part of its retirement benefit liability derisking strategy. Future benefit accruals for all participants in the U.S. defined benefit pension plans other than those subject to a CBA were frozen at the end of fiscal year 2014, and subsequently CBAs were negotiated to close these plans to new entrants. As a result of these actions, the Company has completely closed all defined benefit pension plans to new entrants, and has substantially limited the number of employees still accruing benefit service to less than 700 participants. Additionally, all of ATI’s remaining collectively-bargained, capped defined benefit retiree health care plans are closed to new entrants. These liability management actions have transitioned ATI’s retirement benefit and other postretirement benefit programs largely to a defined contribution structure. From fiscal years 2013 to 2022, five annuity buyouts of retired participants and two voluntary cash out programs of deferred participants helped to reduce the total participants in ATI’s U.S. qualified defined benefit pension plans by more than 60%. During the fourth quarter of fiscal year 2023, the Company purchased group annuity contracts from an insurer covering approximately 85% of the Company’s U.S. qualified defined benefit pension plan obligations. Under these contracts, the Company transferred the pension obligations and associated assets for approximately 8,200 plan participants to the selected insurance company. To facilitate this pension derisking strategy, the Company completed a voluntary cash out for term vested employees and contributed $222 million to its pension plan in the third quarter of fiscal year 2023, to fully fund remaining pension liabilities ahead of this annuity transaction. After these actions, the Company’s U.S. qualified defined benefit pension plan includes approximately 2,000 participants.
Costs for defined contribution retirement plans were $46.7 million in fiscal year 2025, $42.5 million in fiscal year 2024, and $38.8 million in fiscal year 2023. Company contributions to these defined contribution plans are funded with cash. Other postretirement benefit costs for a defined contribution plan under the terms of a CBA were $1.0 million for each of the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023.
The components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year
(In millions)	2025	2024	2023	2025	2024	2023
Service cost - benefits earned during the year	$5.3	$5.8	$6.0	$0.4	$0.5	$0.6
Interest cost on benefits earned in prior years	17.4	16.4	79.7	9.9	10.2	10.9
Expected return on plan assets	(15.9)	(16.4)	(84.8)	—	—	—
Amortization of prior service cost (credit)	0.4	0.3	0.3	(0.9)	(0.8)	(0.9)
Amortization of net actuarial loss	—	—	—	5.1	5.2	6.0
Recognized actuarial loss (gain) - mark to market	18.6	14.1	26.8	—	—	—
Settlement loss	—	—	41.7	—	—	—
Total retirement benefit expense (income)	$25.8	$20.2	$69.7	$14.5	$15.1	$16.6
Under the Company’s accounting method for recognizing actuarial gains and losses for its defined benefit pension plans, remeasurement of projected benefit obligation and plan assets for defined benefit pension plans are immediately recognized in earnings through net periodic pension benefit cost from remeasurements annually in the fourth quarter and on an interim basis due to triggering events that require remeasurement. This resulted in actuarial losses of $18.6 million, $14.1 million and $26.8 million in fiscal years 2025, 2024 and 2023, respectively, within nonoperating retirement benefit income/expense on the consolidated statements of operations.
On October 17, 2023, the Company completed a voluntary cash out for term vested employees and an annuity buyout related to approximately 8,200 U.S. qualified defined benefit pension plan participants. As a result of the annuity buyout, ATI recognized a $41.7 million pretax settlement loss, which is recorded in nonoperating retirement benefit income/expense on the consolidated statement of operations.

Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year
	2025	2024	2023	2025	2024	2023
Discount rate (a)	5.85%	5.60%	5.55% - 6.40%	5.60%	5.40%	5.45%
Rate of increase in future compensation levels	5.00%	3.00%	3.00%	—%	—%	—%
Weighted average expected long-term rate of return on assets (a)	5.80%	5.80%	5.80% - 6.57%	—%	—%	—%
(a) Pension expense for fiscal year 2023 was initially measured at a 5.55% discount rate and 6.57% weighted average expected long-term rate of return on assets. The U.S. qualified pension plans were remeasured using a 6.40% weighted average discount rate and 5.80% weighted average expected long-term rate of return on assets as of October 17, 2023, following the annuity buyout of retirees.
Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
	2025	2024	2025	2024
Discount rate	5.90%	5.85%	5.30%	5.60%
Rate of increase in future compensation levels	4.00% - 10.00%	3.00% - 5.00%	—	—

A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 28, 2025 and December 29, 2024 was as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
(In millions)	2025	2024	2025	2024
Change in benefit obligations:
Benefit obligation at beginning of fiscal year	$305.6	$298.4	$189.2	$201.6
Service cost	5.3	5.8	0.4	0.5
Interest cost	17.4	16.4	9.9	10.2
Benefits paid	(12.8)	(3.5)	(24.1)	(25.4)
Net actuarial (gains) losses – discount rate change	(2.0)	(9.7)	3.5	(2.5)
– other	19.5	(1.8)	3.3	4.8
Benefit obligation at end of fiscal year	$333.0	$305.6	$182.2	$189.2
Actuarial effects of changes in discount rates are separately identified in the preceding table.

	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
(In millions)	2025	2024	2025	2024
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$279.8	$289.1	$—	$—
Actual returns on plan assets and plan expenses	14.8	(9.1)	—	—
Employer contributions	5.1	3.3	—	—
Benefits paid	(12.8)	(3.5)	—	—
Fair value of plan assets at end of fiscal year	$286.9	$279.8	$—	$—

Assets (liabilities) recognized in the consolidated balance sheets:
	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
	2025	2024	2025	2024
Noncurrent assets	$—	$16.6	$—	$—
Current liabilities	(4.8)	(5.2)	(23.7)	(24.9)
Noncurrent liabilities	(41.4)	(37.2)	(158.5)	(164.3)
Total amount recognized	$(46.2)	$(25.8)	$(182.2)	$(189.2)

Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in fiscal years 2025 and 2024 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
(In millions)	2025	2024	2025	2024
Beginning of year accumulated other comprehensive loss	$(7.1)	$(7.4)	$(52.3)	$(54.5)
Amortization of net actuarial loss	—	—	5.1	5.2
Amortization of prior service cost (credit)	0.4	0.3	(0.9)	(0.8)
Settlement loss	—	—	—	—
Remeasurements	—	—	(6.7)	(2.2)
End of year accumulated other comprehensive loss	$(6.7)	$(7.1)	$(54.8)	$(52.3)
Net change in accumulated other comprehensive loss	$0.4	$0.3	$(2.5)	$2.2
Amounts included in accumulated other comprehensive loss at December 28, 2025 and December 29, 2024 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal Year
(In millions)	2025	2024	2025	2024
Prior service (cost) credit	$(6.7)	$(7.1)	$—	$0.8
Net actuarial loss	—	—	(54.8)	(53.1)
Accumulated other comprehensive loss	(6.7)	(7.1)	(54.8)	(52.3)
Deferred tax effect	1.8	1.9	27.5	27.0
Accumulated other comprehensive loss, net of tax	$(4.9)	$(5.2)	$(27.3)	$(25.3)
Amounts in accumulated other comprehensive loss presented above do not include any effects of deferred tax asset valuation allowances. See Note 15 for further discussion on deferred tax asset valuation allowances.
Retirement benefit expense for fiscal year 2026 for defined benefit plans is estimated to be approximately $23 million, comprised of $9 million for pension expense and $14 million of expense for other postretirement benefits. For other postretirement benefits, the net actuarial loss is recognized in the consolidated statement of operations using a corridor method. For both pension and other postretirement benefits, prior service cost (credit) amortization is recognized in level amounts over the expected service of the active membership as of the amendment effective date. Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal year 2026 are:

(In millions)	Pension Benefits	Other Postretirement Benefits	Total
Amortization of prior service cost (credit)	$0.4	$(0.3)	$0.1
Amortization of net actuarial loss	—	5.2	5.2
Amortization of accumulated other comprehensive loss	$0.4	$4.9	$5.3
The accumulated benefit obligation for all defined benefit pension plans was $310.3 million and $292.3 million at December 28, 2025 and December 29, 2024, respectively. Additional information for pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
	Fiscal Year
(In millions)	2025	2024
Projected benefit obligation	$39.0	$42.4
Accumulated benefit obligation	$39.0	$42.4
Fair value of plan assets	$—	$—
Cash contributions to ATI’s U.S. qualified defined benefit pension plans were $272 million in fiscal year 2023. There were no cash contributions in fiscal year 2025 or 2024. The Company funds the U.S. defined benefit pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. The Company has a required cash contribution of $4 million to its U.S. qualified defined benefit pension plan in fiscal year 2026. In addition, for fiscal year 2026, the Company expects approximately $5 million of payments for U.S. nonqualified pension benefits.
The following table summarizes expected benefit payments from the Company’s various pension and other postretirement defined benefit plans through fiscal year 2035, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information. Pension benefit payments for the U.S. qualified defined benefit pension plan are made from pension plan assets.

(In millions)
Fiscal Year	Pension Benefits	Other Postretirement Benefits	Medicare Part D Subsidy
2026	$16.4	$23.7	$—
2027	17.8	22.3	—
2028	18.7	20.8	—
2029	19.3	19.4	—
2030	20.2	17.8	—
2031-2035	113.1	69.0	—
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 8.5% in 2026 and is assumed to gradually decrease to 4.0% in the year 2051 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans, however, the Company’s contributions for most of its retiree health plans are capped based on a fixed premium amount, which limits the impact of future health care cost increases.
The fair values of the Company’s pension plan assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value, as further discussed in Note 13. The fair values at December 28, 2025 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. equities	$0.1	$—	$0.1	$—	$—
Fixed income and cash equivalents	206.2	1.0	205.2	—	—
Private equity	68.2	68.2	—	—	—
Alternative investments- hedge funds, real estate and other	12.4	12.4	—	—	—
Total assets	$286.9	$81.6	$205.3	$—	$—

The fair values of the Company’s pension plan assets at December 29, 2024 were as follows:

(In millions)			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	NAV	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. equities	$0.1	$—	$0.1	$—	$—
Fixed income and cash equivalents	199.2	5.3	193.9	—	—
Private equity	60.8	60.8	—	—	—
Alternative investments- hedge funds, real estate and other	19.7	19.7	—	—	—
Total assets	$279.8	$85.8	$194.0	$—	$—

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments in U.S. equities and Fixed Income are predominantly held in common/collective trust funds and registered investment companies. Some of these investments are publicly traded securities and are classified as Level 1, while others are public investment vehicles valued using the NAV provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. These investments are not classified in the fair value hierarchy.
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
For fiscal year 2026, the expected long-term rate of return on defined benefit pension assets is 5.80%. In developing expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. An expected long-term rate of return is based on expected asset allocations within ranges for each investment category and projected annual compound returns. The Company’s actual, weighted average returns on pension assets for the last five fiscal years have been 5.9% for 2025, (2.7)% for 2024, 2.0% for 2023, (14.5)% for 2022, and 12.4% for 2021.
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

The target asset allocations for ATI Pension Plan for fiscal year 2026, by major investment category, are:

Asset category	Target asset allocation range
Equities	0% - 20%
Fixed income and cash equivalents	50% - 100%
Private equity and other	0% - 40%

As of December 28, 2025, the Company’s pension plan had outstanding commitments to invest up to $29 million in private equity investments. These commitments are expected to be satisfied through the reallocation of pension trust assets while maintaining investments within the target asset allocation ranges.
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

The Company’s participation in multiemployer plans for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 is reported in the following table.

		Pension Protection Act Zone Status (1)		FIP / RP Status Pending / Implemented (2)	in millions				Expiration Dates of Collective Bargaining Agreements
	EIN / Pension Plan Number				Company Contributions			Surcharge Imposed (3)
		Fiscal Year			Fiscal Year
Pension Fund		2025	2024		2025	2024	2023
Steelworkers Western Independent Shops Pension Plan	90-0169564 / 001	Green	Green	N/A	$1.3	$1.1	$0.7	No	2/28/2031
Boilermakers-Blacksmiths National Pension Trust	48-6168020 / 001	Red	Red	Yes	3.1	2.7	2.6	No	9/30/2026
IAM National Pension Fund	51-6031295 / 002	Red	Red	Yes	2.3	2.1	1.9	Yes	Various between 2026-2029 (4)
Total contributions					$6.7	$5.9	$5.2
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
In April 2019, the Company received notification from the IAM National Pension Fund (IAM Fund) that its’ actuary certified the IAM Fund as “endangered status” for the plan year beginning January 1, 2019, and that the IAM Fund was voluntarily placing itself in “red” zone status and implementing a rehabilitation plan. Annually in April of each year from 2020 through 2025, the Company received notification from the IAM Fund that it was certified by its actuary as being in “red” zone status for each of these plan years from January 1, 2020 through December 31, 2025. A contribution surcharge was imposed as of June 1, 2019 in addition to the contribution rate specified in the applicable collective bargaining agreements. The contribution surcharge remains in effect, and ends when an employer begins contributing under a collective bargaining agreement that includes terms consistent with the rehabilitation plan.
In April 2019, the Company received notifications from the Boilermakers-Blacksmiths National Pension Trust (Blacksmiths Trust) that it was certified by its actuary as being in “red” zone status for the plan year beginning January

1, 2019. A rehabilitation plan was adopted for the Blacksmiths Trust, and the Company and the Blacksmiths union agreed to adopt the rehabilitation plan in 2019 prior to a contribution surcharge being imposed. In April 2020 and 2021, the funding status improved for the Blacksmiths Trust as it was certified by its actuary as being in the “yellow” zone for the plan years beginning January 1, 2020 and 2021. In April 2022, the funding status further improved to being in the “green” zone for the plan year beginning January 1, 2022. In April 2023, the Blacksmiths Trust was certified by its actuary as being in “red” zone status for the plan years beginning January 1, 2023, and in April 2024 and April 2025, the Blacksmiths Trust was certified by its actuary as being in “red” zone status for the plan years ending December 31, 2023 and December 31, 2024, respectively. A rehabilitation plan has been adopted for the Blacksmiths Trust, and the Company and the Blacksmiths union agreed to adopt the rehabilitation plan in 2023 prior to a contribution surcharge being imposed.
(2)The “FIP / RP Status Pending / Implemented” column indicates whether a Funding Improvement Plan, as required under the Code by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” or “deep red” zones, is pending or has been implemented as of the end of the plan year that ended in 2025.
(3)The “Surcharge Imposed” column indicates whether ATI’s contribution rate for 2025 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” or “critical and declining status”, in accordance with the requirements of the Code.
(4)The Company is party to six separate bargaining agreements that require contributions to this plan. Expiration dates of these collective bargaining agreements range between April 26, 2026 and March 31, 2029.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives			Deferred Tax Asset Valuation Allowance Revised	Total
Balance, January 1, 2023		$(34.7)		$(70.1)		$13.5		$23.9	$(67.4)
OCI before reclassifications		(2.9)		1.7		(21.8)		—	(23.0)
Amounts reclassified from AOCI	(a)	5.1	(b)	—	(d)	1.9	(e)	0.2	7.2
Net current-period OCI		2.2		1.7		(19.9)		0.2	(15.8)
Balance, December 31, 2023		(32.5)		(68.4)		(6.4)		24.1	(83.2)
OCI before reclassifications		(1.6)		(11.4)		(4.5)		—	(17.5)
Amounts reclassified from AOCI	(a)	3.6	(b)	—	(d)	8.4	(e)	(0.8)	11.2
Net current-period OCI		2.0		(11.4)		3.9		(0.8)	(6.3)
Balance, December 29, 2024		(30.5)		(79.8)		(2.5)		23.3	(89.5)
OCI before reclassifications		(5.2)		22.6		(1.0)		—	16.4
Amounts reclassified from AOCI	(a)	3.5	(c)	5.1	(d)	4.1	(e)	—	12.7
Net current-period OCI		(1.7)		27.7		3.1		—	29.1
Balance, December 28, 2025		$(32.2)		$(52.1)		$0.6		$23.3	$(60.4)

Attributable to noncontrolling interests:
Balance, January 1, 2023		$—		$7.7		$—		$—	$7.7
OCI before reclassifications		—		(0.4)		—		—	(0.4)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.4)		—		—	(0.4)
Balance, December 31, 2023		—		7.3		—		—	7.3
OCI before reclassifications		—		(1.6)		—		—	(1.6)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.6)		—		—	(1.6)
Balance, December 29, 2024		—		5.7		—		—	5.7
OCI before reclassifications		—		6.3		—		—	6.3
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		6.3		—		—	6.3
Balance, December 28, 2025		$—		$12.0		$—		$—	$12.0
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 14).
(b)No amounts were reclassified to earnings.
(c)Amounts were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Birmingham, U.K. and Dusseldorf, Germany operations (see Note 6).
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

Reclassifications out of AOCI for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 were as follows:

	Amount reclassified from AOCI (d)
	Fiscal year ended
Details about AOCI Components (In millions)	December 28, 2025		December 29, 2024		December 31, 2023		Affected line item in the consolidated statement of operations
Postretirement benefit plans Revised
Prior service credit	$0.5	(a)	$0.5	(a)	$0.6	(a)
Actuarial losses	(5.1)	(a)	(5.2)	(a)	(6.0)	(a)
Settlement loss	—	(a)	—	(a)	(1.1)	(a)
	(4.6)	(d)	(4.7)	(d)	(6.5)	(d)	Total before tax
	(1.1)		(1.1)		(1.4)		Tax benefit (e)
	$(3.5)		$(3.6)		$(5.1)		Net of tax

Currency translation adjustment	(5.1)	(b, d)	—	(d)	—	(d)

Derivatives
Nickel and other raw material contracts	$(5.1)	(c)	$(4.8)	(c)	$3.3	(c)
Natural gas contracts	(0.4)	(c)	(8.0)	(c)	(7.5)	(c)
Foreign exchange contracts	0.2	(c)	0.2	(c)	0.3	(c)
Interest rate swap	—	(c)	1.6	(c)	1.4	(c)
	(5.3)	(d)	(11.0)	(d)	(2.5)	(d)	Total before tax
	(1.2)		(2.6)		(0.6)		Tax benefit (e)
	$(4.1)		$(8.4)		$(1.9)		Net of tax

(a)Amounts are included in nonoperating retirement benefit expense (see Note 14).
(b)Amounts in 2025 were included in loss on asset sales and sales of businesses, net, as part of the loss on sale of the Birmingham, U.K. and Dusseldorf, Germany operations (see Note 6).
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
Note 16. Stockholders’ Equity
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 28, 2025, there were no shares of preferred stock issued.
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
Awards earned under the Company’s share-based incentive compensation programs are paid with shares held in treasury or newly issued shares depending on the level of treasury shares held. At December 28, 2025, 5.2 million shares of common stock were available for future awards under the 2022 Incentive Plan. The general terms of each arrangement granted under the 2022 Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity are reported below.
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
Compensation expense related to RSU awards was $16.2 million in fiscal year 2025, $16.3 million in fiscal year 2024, and $14.5 million in fiscal year 2023. Approximately $8.6 million of unrecognized fair value compensation expense relating to restricted stock units is expected to be recognized through fiscal year 2028, with $6.6 million expected to be recognized in fiscal year 2026, including estimates of service period forfeitures. Activity under the Company’s RSU awards for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 was as follows:

	Fiscal Year
(Shares in thousands, $ in millions)	2025		2024		2023
	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares/units	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of fiscal year	861	$31.0	1,220	$28.0	1,479	$26.0
Granted	272	16.0	465	21.8	512	16.0
Vested	(454)	(14.0)	(717)	(15.3)	(729)	(13.1)
Forfeited	(41)	(1.9)	(107)	(3.5)	(42)	(0.9)
Nonvested, end of fiscal year	638	$31.1	861	$31.0	1,220	$28.0
Market condition awards:
Beginning in fiscal year 2021, the Company awarded performance stock units (PSUs) with market requirements. Generally, these PSUs are issued at a target number of share units, and the number of shares ultimately awarded is based on the Company's total shareholder return (TSR), which represents the measured return of the Company’s stock price (including assumed dividend reinvestment, if any) compared to the TSR (including assumed dividend reinvestment, if any) of a group of industry peers. These PSU awards are accounted for as a market condition plan with service vesting requirements, with expense recognized over the service period without regard to the level of TSR attainment or shares awarded. The actual number of shares awarded at the end of the measurement period may range from a minimum of zero to a maximum of two times target. For the fiscal year 2021 and 2022 awards, TSR is determined over eight distinct quarterly periods as measured from January 1 of the grant year of the award through the end of each quarterly period starting with the first quarter ending in the second year following the grant of the award. For the 2023, 2024 and 2025 awards, TSR is determined over four distinct six-month periods as measured from January 1 of the grant year of the award through the end of each six-month period starting with the second quarter ending in the second year following the grant of the award; earned payouts from each TSR measurement period are averaged to determine the final payout at the conclusion of the three-year period. The fair value for this award was determined by using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over the three-year time horizon matching the TSR measurement period.
In fiscal year 2025, the Company awarded a new one-time grant of PSUs with market requirements, called the Enterprise Value Acceleration award (EVA). The EVA has a target number of share units, and the number of shares awarded is based on the absolute return on the Company’s stock during a four-year measurement period. The service vesting requirements of the EVA award are four years for one half of the award and five years for the remaining half. The EVA award is accounted for as a market condition plan with service vesting requirements, with expense recognized over the service periods without regard to the level of absolute return attainment or shares awarded. The actual number of EVA shares awarded at the end of the measurement period may range from a minimum of zero to a maximum of three times target. The fair value for this award was determined by using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over the four-year time horizon matching the EVA measurement period.
In fiscal year 2022, the Company awarded a new one-time grant of PSUs with market requirements, called the Breakout Performance Award (BPA). In fiscal year 2025, 229,299 shares were issued due to retirement vesting. In fiscal year 2024, 6,530 shares were issued due to retirement vesting. In fiscal year 2023, 46,046 additional share units under the fiscal year 2022 BPA were awarded to new members of senior management and 4,807 shares were issued due to retirement vesting. The BPA has a target number of share units, and the number of shares awarded is based on the absolute return on the Company’s stock during a four-year measurement period. The service vesting requirements of the BPA award are four years for one half of the award and five years for the remaining half. The BPA award is accounted for as a market condition plan with service vesting requirements, with expense recognized over the service periods without regard to the level of absolute return attainment or shares awarded. The actual number of BPA shares awarded at the end of the measurement period may range from a minimum of zero to a maximum of three times target. The fair value for this award was determined by using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over the four-year time horizon matching the BPA measurement period.
At December 28, 2025, a maximum of 3.7 million shares have been reserved for issuance for all PSU awards. The Company recognized $12.8 million, $17.8 million and $14.6 million of compensation expense in fiscal years 2025, 2024 and 2023, respectively, for all PSU awards. Forfeited share units in fiscal years 2025, 2024 and 2023 were 7,400, 183,418, and 19,863, respectively, with a weighted average grant date fair value of $0.3 million, $5.1 million, and $0.5 million, respectively.
The fair value of each PSU award, the target share units awarded and projected future compensation expense to be recognized for these awards, including actual and estimated forfeitures at December 28, 2025 was as follows:

(Shares in thousands, $ in millions)
PSU Award Performance Period	Award Fair Value	December 28, 2025 Unrecognized Compensation Expense	Compensation Expense Expected to be Recognized in the next 12 months	Target Share Units

Fiscal Year 2023-2025	$12.6	—	—	330
Fiscal Year 2024-2026	$13.6	2.7	2.7	262
Fiscal Year 2025-2027	$9.6	6.4	3.0	138
Fiscal Year 2022-2025 BPA	$20.3	1.6	1.6	857
Fiscal Year 2025-2029 EVA	$28.2	28.2	5.7	161
Total		$38.9	$13.0
In fiscal year 2025, the 2023 PSU awards vested with relative TSR attainment of 195.6%, resulting in the issuance of 574,396 shares in the first quarter of 2026. In addition, in fiscal year 2025, the first half of the 2022 BPA awards vested with TSR attainment at the maximum level, resulting in the issuance of 807,289 shares in the first quarter of 2026. In fiscal year 2024, the fiscal year 2022 PSU awards vested with relative TSR attainment of 200.0%, resulting in the issuance of 849,422 shares in the first quarter of fiscal year 2025. In fiscal year 2023, the fiscal year 2021 PSU awards vested with relative TSR attainment of 198.5%, resulting in the issuance of 848,194 shares in the first quarter of fiscal year 2024.

Note 17. Income Taxes
Income (loss) before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

	Fiscal Year
(In millions)	2025	2024	2023
U.S.	$470.6	$421.1	$258.2
Non-U.S.	51.7	65.0	37.0
Income before income taxes	$522.3	$486.1	$295.2
The income tax provision (benefit) was as follows:

	Fiscal Year
(In millions)	2025	2024	2023
Current:
Federal	$28.8	$(0.3)	$3.0
State	8.5	6.9	0.5
Foreign	6.6	7.0	7.8
Total	43.9	13.6	11.3
Deferred:
Federal	56.3	84.5	(96.1)
State	2.7	4.3	(42.5)
Foreign	0.8	1.0	(0.9)
Total	59.8	89.8	(139.5)
Income tax provision (benefit)	$103.7	$103.4	$(128.2)

The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision (benefit):

	Fiscal Year
(In millions)	2025		2024		2023
Income before income taxes	$522.3		$486.1		$295.2
Taxes computed at the federal rate	109.7	21.0%	102.0	21.0%	62.0	21.0%
State and local income taxes, net of federal tax benefit(1)	9.3	1.8%	9.3	1.9%	(32.4)	(11.0)%
Foreign tax effects
China
Preferential tax rate	(4.1)	(0.8)%	(4.1)	(0.8)%	(3.6)	(1.2)%
Other	3.0	0.6%	1.7	0.3%	1.7	0.6%
Other foreign jurisdictions	(1.6)	(0.3)%	(1.0)	(0.2)%	5.2	1.8%
Effect of changes in tax laws enacted in the period	—	—%	—	—%	—	—%
Effect of cross-border tax laws
Global Intangible Low-Taxed Income (GILTI)	1.0	0.2%	3.3	0.7%	5.0	1.7%
Foreign-Derived Intangible Income (FDII)	(6.8)	(1.3)%	(0.9)	(0.2)%	—	—%
Tax credits	(6.1)	(1.2)%	(7.1)	(1.5)%	(4.8)	(1.6)%
Change in valuation allowance	(2.9)	(0.6)%	—	—%	(162.0)	(54.9)%
Nontaxable or nondeductible items	2.2	0.4%	(1.5)	(0.3)%	0.8	0.3%
Changes in unrecognized tax benefits	(2.9)	(0.6)%	(1.0)	(0.2)%	0.3	0.1%
Other adjustments	2.9	0.6%	2.7	0.6%	(0.4)	(0.1)%
Income tax provision (benefit)	$103.7	19.9%	$103.4	21.3%	$(128.2)	(43.4)%

(1) State taxes in California, Connecticut, Illinois, Massachusetts, New Jersey, Pennsylvania and Wisconsin made up the majority (greater than 50%) of the tax effect in this category.

The Company has elected to recognize GILTI liabilities as an element of income tax expense in the period incurred.

Total credits in the current year are primarily related to research and development benefits and the disallowance of the above the line income related to the Advanced Manufacturing Production Credit (AMPC) as discussed in Note 18. While the AMPC is an above the line credit and refundable, if tax is due, the credit is first applied against the current tax liability. As a result, it has been considered associated with income taxes paid in the table below.
In fiscal year 2025, the income tax provision of $103.7 million includes discrete tax benefits of $6.0 million, which primarily related to share-based compensation, release of uncertain tax positions, and the release of valuation allowances. These were offset by unfavorable return to provision adjustments from the 2024 federal and state tax returns.
In fiscal year 2024, the income tax provision of $103.4 million includes discrete tax benefits of $6.2 million which includes $3.3 million for share-based compensation and $0.8 million related to the recognition of a stranded deferred tax valuation allowance in accumulated other comprehensive loss that was associated with the Company’s interest rate swap due to its maturity (see Note 15).
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
In fiscal year 2023, ATI recorded a tax benefit associated with the release of the valuation allowance due to the current year income for the U.S. operations and a $140.3 million additional benefit was recorded related to the valuation allowance release associated with ATI’s ability to utilize projections for future income.
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
The Company also maintained valuation allowances on deferred tax amounts recorded in AOCI in fiscal years 2025, 2024 and 2023 of $23.3 million, $23.3 million, and $24.1 million, respectively (see Note 15).
Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 28, 2025 and December 29, 2024 were as follows:

	Fiscal Year
(In millions)	2025	2024
Deferred income tax assets
Net operating loss carryovers	52.9	73.4
Post retirement benefits other than pension	44.5	45.2
Employee compensation and benefits	35.8	29.0
Inventory valuation	26.5	24.3
Federal and state tax credits	21.5	44.0
Operating lease liability	19.9	14.8
Deferred revenue	18.6	20.5
Research and development	12.5	25.7
Other items - assets	26.6	44.5
Gross deferred income tax assets	258.8	321.4
Valuation allowance for deferred tax assets	(49.8)	(57.7)
Total deferred income tax assets	209.0	263.7
Deferred income tax liabilities
Basis of property, plant and equipment	187.8	180.5
Operating lease right of use assets	18.7	13.8
Amortization of intangibles	11.8	13.4
Other items - liabilities	12.3	14.2
Total deferred tax liabilities	230.6	221.9
Net deferred tax (liability) asset	$(21.6)	$41.8

The Company’s valuation allowance for deferred taxes was $49.8 million at December 28, 2025, $57.7 million at December 29, 2024. The reduction in the valuation allowance in fiscal year 2025 was primarily due to a state valuation allowance release and and foreign tax restructuring activities. The reduction in the valuation allowance in fiscal year 2024 was primarily due to a state valuation allowance release, which was mostly offset by the expiration of state tax attributes for income tax purposes.
The Company has recorded $6.7 million of foreign withholding taxes on earnings expected to be repatriated to the U.S. The Company does not intend to distribute previously taxed earnings resulting from the one-time transition tax under the Tax Act, and has not recorded any deferred taxes related to such amounts. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is indefinitely reinvested, and the determination of any deferred tax liability on this amount is not practicable.
The following summarizes the carryforward periods for the tax attributes related to NOLs and credits by jurisdiction.

($ in millions, U.S. and U.K. NOL amounts are pre-tax, all other items are after-tax, and state is before federal benefit)
Jurisdiction	Attribute	Amount	Expiration Period	Amount expiring within 5 years	Amount expiring in 5-20 years
U.S.	Foreign Tax Credit	$13	10 years	$13	$—
State	NOL	$64	Various	$9	$55
State	NOL	$1	Indefinite
State	Credits	$8	Various	$3	$5
U.K.	NOL	$8	Indefinite
Poland	Economic Zone Credit	$2	7 years	$2

Income taxes paid and amounts received as refunds were as follows:

	Fiscal Year
(In millions)	2025	2024	2023
Federal	$52.3	$1.5	$1.1
State	8.9	6.4	3.8
Foreign	15.5	7.1	10.9
Income taxes paid, net	$76.7	$15.0	$15.8

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

	Fiscal Year
(In millions)	2025	2024	2023
State
California	*	$2.5	*
Illinois	*	$1.0	$1.2
Massachusetts	*	$1.3	*
Pennsylvania	*	*	$0.9
Foreign
China	$7.7	$4.3	$7.6
Germany	*	$1.4	*
Japan	*	*	$2.2
* Jurisdiction was below the reporting threshold for the period presented.
Uncertain tax positions are recorded using a two-step process based on (1) determining whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those positions that meet the more-likely-than-not recognition threshold, the Company records the largest amount of the tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The changes in the liability for unrecognized income tax benefits for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 were as follows:

	Fiscal Year
(In millions)	2025	2024	2023
Balance at beginning of fiscal year	$7.8	$8.9	$9.1
Increases in prior period tax positions	0.4	—	1.2
Decreases in prior period tax positions	(2.8)	(0.9)	—
Settlements	—	(0.2)	—
Expiration of the statute of limitations	(0.7)	—	(1.4)
Balance at end of fiscal year	$4.7	$7.8	$8.9
For fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, the liability includes $4.1 million, $6.9 million and $7.2 million, respectively, of unrecognized tax benefits that are classified within deferred income taxes as a reduction of NOL carryforwards and other tax attributes. The total estimated unrecognized tax benefit that, if recognized, would affect ATI’s effective tax rate is approximately $0.6 million.
The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. The amounts accrued for interest and penalty charges for the fiscal years 2025, 2024 and 2023 were not significant. At December 28, 2025 and December 29, 2024, the accrued liabilities for interest and penalties related to unrecognized tax benefits were $0.4 million and $0.8 million, respectively.
The Company, and/or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2025
States:
California	2021
Connecticut	2022
Illinois	2022
Massachusetts	2022
New Jersey	2021
Pennsylvania	2021
Wisconsin	2021
Foreign:
China	2022
Poland	2019
Note 18. Business Segments
The Company operates under two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S).
HPMC is comprised of the Specialty Materials and Forged Products businesses, as well as the ATI Europe distribution operations thru 2024. Approximately 92% of its revenue is derived from the aerospace & defense markets including nearly 68% of its revenue from products for commercial jet engines and 11% from defense products. HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys. These products are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. HPMC’s capabilities range from cast/wrought and powder alloy development to final production of highly engineered finished components, and 3D-printed aerospace products.
AA&S segment includes the Specialty Alloys & Components business, the Specialty Rolled Products business, and the 60%-owned STAL PRS joint venture. See Note 7 for further information regarding the joint venture. AA&S produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys in a variety of forms including plate and sheet products. The major end markets for our flat rolled products are aerospace & defense, specialty and conventional energy, automotive, medical and electronics markets.
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
Intersegment sales are generally recorded at full cost or market.

	Fiscal Year 2025			Fiscal Year 2024			Fiscal Year 2023
	HPMC	AA&S	Total	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$2,441.7	$2,145.7	$4,587.4	$2,278.5	$2,083.6	$4,362.1	$2,120.2	$2,053.5	$4,173.7
Intersegment sales	222.7	200.5	423.2	247.7	275.1	522.8	181.8	283.4	465.2
Total sales	2,664.4	2,346.2	5,010.6	2,526.2	2,358.7	4,884.9	2,302.0	2,336.9	4,638.9

Reconciliation of sales
Elimination of intersegment sales			(423.2)			(522.8)			(465.2)
Total consolidated sales			$4,587.4			$4,362.1			$4,173.7

Less(1):
Allocated corporate overhead	65.2	67.3		65.7	65.4		60.1	58.6
Other segment items(2)	2,023.4	1,929.9		1,999.1	1,972.4		1,808.3	2,001.7
Segment EBITDA	575.8	349.0	924.8	461.4	320.9	782.3	433.6	276.6	710.2

Reconciliation of segment EBITDA
Corporate expenses			(67.8)			(64.0)			(62.3)
Closed operations and other income (expenses)			2.3			10.8			(13.3)
Depreciation & amortization			(168.1)			(151.5)			(146.1)
Interest expense, net			(98.6)			(108.2)			(92.8)
Restructuring and other charges (See Note 19)			(48.8)			(22.1)			(31.4)
Retirement benefit settlement loss (See Note 14)			—			—			(41.7)
Pension remeasurement loss (See Note 14)			(18.6)			(14.1)			(26.8)
Gain (loss) on sales of business, net			(2.9)			52.9			(0.6)

Income before taxes			$522.3			$486.1			$295.2

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
Total international sales were $1,947.6 million in fiscal year 2025, $1,836.9 million in fiscal year 2024, and $1,922.9 million in fiscal year 2023. Of these amounts, sales by operations in the U.S. to customers in other countries were $1,562.5 million in fiscal year 2025, $1,425.4 million in fiscal year 2024, and $1,498.7 million in fiscal year 2023.
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, including refundable employee retention tax credits. The Company applied for these employee retention tax credits and deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During fiscal year ended December 28, 2025, the Company recognized a benefit of $7.2 million in cost of sales on the consolidated statement of operations due to the expiration of the statute of limitations for a portion of these credits. For the fiscal year ended December 28, 2025, the Company recognized $4.4 million of the benefit in the HPMC segment and $2.8 million in the AA&S segment. See Note 21 for further explanation. In addition, results for the fiscal year ended December 29, 2024 include $16.7 million related to this government sponsored COVID relief in Segment EBITDA. Results for the fiscal year ended January 1, 2023 include $34.0 million related to this government sponsored COVID relief in Segment EBITDA.
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
Closed operations and other expenses are primarily presented in selling and administrative expenses in the consolidated statements of operations. These items included costs at closed facilities, including legal matters, environmental, real estate and other facility costs, gains from the sale of non-core assets and foreign currency transaction gains and losses primarily related to ATI’s European Treasury Center operation. Closed operations and other income (expense) for fiscal year 2025 includes an $10.5 million gain on the sale of certain oil and gas rights, included within other income, net, on the consolidated statement of operations, and unfavorable foreign currency transaction impacts as compared to the prior year. Closed operations and other income (expense) for fiscal year 2024 includes an $11.6 million gain on the sale of certain oil and gas rights, included within other income, net, on the consolidated statement of operations, and favorable foreign currency transaction impacts. Fiscal year 2024 also includes a $2.3 million gain on the sale of assets for the Company’s idled Houston, PA facility, which is included within gain on asset sales and sales of businesses, net, on the consolidated statement of operations. The Company received $3.5 million of proceeds from this sale that are reported as an investing activity on the consolidated statement of cash flows. Closed operations and other expenses in fiscal year 2023 reflect higher insurance costs associated with an outstanding insurance claim involving our captive insurance company.
Depreciation expense in fiscal year 2023 includes $3.8 million of accelerated depreciation of fixed assets related to the restructuring of our European operations and the closure of our Robinson, PA operations.
Net loss on sales of businesses for fiscal year 2025 relate to the divestiture of certain immaterial, non-core operations. These include an $0.8 million gain on the sale of the Company’s East Hartford, CT operations within the Forged Products business unit, and a $3.7 million loss on the sale of our European operations in Birmingham, UK and Düsseldorf, Germany, which were part of the HPMC segment. Proceeds, net of transaction costs of $19.3 million and $5.0 million, respectively, were received during fiscal year 2025 and are reported as investing activities in the consolidated statements of cash flows, with additional proceeds of approximately $4.9 million related to the European divestitures expected to be received within the next twelve months. Gain on sales of businesses for fiscal year 2024 is related to a $52.9 million gain on the sale of the Company’s precision rolled strip operations in New Bedford, MA and Remscheid, Germany, for which $48.0 million and $2.5 million of proceeds, net of transaction costs, were received in 2024 and 2025, respectively, and are reported as an investing activity on the consolidated statement of cash flows. Loss on sales of businesses for fiscal year 2023 is related to a $0.6 million loss on the sale of the Company’s Northbrook, IL operations, for which no proceeds were received but $0.3 million of transaction costs were paid and reported as an investing activity on the consolidated statement of cash flows. See Note 6 for further explanation regarding the sale of business transactions in fiscal years 2025 and 2024.

Certain additional information regarding the Company’s business segments is presented below:

	Fiscal Year
(In millions)	2025	2024	2023
Depreciation and amortization:
High Performance Materials & Components	$84.2	$71.6	$71.1
Advanced Alloys & Solutions	77.4	73.2	67.9
Other	6.5	6.7	7.1
Total depreciation and amortization	$168.1	$151.5	$146.1
Capital expenditures:
High Performance Materials & Components	$157.4	$132.0	$100.4
Advanced Alloys & Solutions	117.9	103.6	97.2
Corporate	5.3	3.5	3.1
Total capital expenditures	$280.6	$239.1	$200.7

	Fiscal Year
Identifiable assets:	2025	2024	2023
High Performance Materials & Components	$2,368.6	$2,225.9	$1,990.9
Advanced Alloys & Solutions	2,249.1	2,207.8	1,996.7
Corporate:
Deferred Taxes	33.5	46.5	135.7
Cash and cash equivalents and other	448.4	750.4	861.8
Total assets	$5,099.6	$5,230.6	$4,985.1

	Fiscal Year		Fiscal Year		Fiscal Year
($ in millions)	2025	Percent of total	2024	Percent of total	2023	Percent of total
Total assets:
United States	$4,544.4	89%	$4,666.3	89%	$4,463.7	90%
China	321.8	6%	310.3	6%	295.8	6%
Other	233.4	5%	254.0	5%	225.6	4%
Total Assets	$5,099.6	100%	$5,230.6	100%	$4,985.1	100%
Note 19. Restructuring and other charges
For the fiscal year ended December 28, 2025, restructuring and other charges were $48.8 million and include $25.8 million of start-up and transaction-related costs, $17.1 million of transformation-related costs, and $7.8 million of losses on the sale of customer accounts receivable, partially offset by credits of $1.9 million due to a reduction in severance-related reserves for approximately 45 employees for a previous restructuring in the AA&S segment. These costs were recorded in the consolidated statement of operations based on the nature of the charge, with $23.6 million recorded as cost of sales, $27.1 million recorded as selling and administrative expense and $1.9 million as restructuring credits on the consolidated statement of operations.
For the fiscal year ended December 29, 2024, restructuring and other charges were $22.1 million and include $13.4 million of start-up costs and transaction-related costs, $4.6 million of charges associated with the Company’s European restructuring, and $4.1 million of severance-related restructuring charges for approximately 100 employees primarily related to cost reduction actions in our domestic operation. These costs were recorded in the consolidated statement of operations based on the nature of the charge, with $15.3 million recorded as cost of sales, $2.7 million recorded as selling and administrative expenses and $4.1 million as restructuring charges on the consolidated statements of operations.
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

Restructuring reserves for severance cost activity is as follows:

	Severance and Employee
	Benefit Costs
	December 28, 2025	December 29, 2024	December 31, 2023
Beginning of fiscal year balance	$9.0	$15.2	$9.8
Additions/(Adjustments)	(1.9)	4.1	7.7
Divestitures	(0.5)	(3.5)	—
Payments	(6.2)	(6.8)	(2.3)
End of fiscal year balance	$0.4	$9.0	$15.2
During fiscal year 2025, the Company derecognized $0.5 million of restructuring reserves in connection with the sale of non-core operations in Birmingham, UK and Dusseldorf, Germany (see Note 6 for further explanation). During fiscal year 2024, the Company derecognized $3.5 million of restructuring reserves in connection with the sale of its precision rolled strip operations (see Note 6 for further explanation). All of the $0.4 million restructuring reserve balance at December 28, 2025 is recorded in other current liabilities on the December 28, 2025 consolidated balance sheet. All of the $9 million restructuring reserve balance at December 29, 2024, is recorded in other current liabilities on the December 29, 2024 consolidated balance sheet.
Note 20. Per Share Information
The following table sets forth the computation of basic and diluted net income per common share:
(In millions, except per share amounts)

	Fiscal Year
	2025	2024	2023
Numerator:
Numerator for basic net income per common share -
Net income attributable to ATI	$404.3	$367.8	$410.8
Effect of dilutive securities:
3.5% Convertible Senior Notes due 2025	—	5.9	10.6
Numerator for diluted net income per common share -
Net income attributable to ATI after assumed conversions	$404.3	$373.7	$421.4
Denominator:
Denominator for basic net income per common share—weighted average shares	138.6	130.4	128.1
Effect of dilutive securities:
Share-based compensation	3.2	3.2	3.1
3.5% Convertible Senior Notes due 2025	—	13.0	18.8
Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversions	141.8	146.6	150.0
Basic net income attributable to ATI per common share	$2.92	$2.82	$3.21
Diluted net income attributable to ATI per common share	$2.85	$2.55	$2.81
Common stock that would be issuable upon the assumed conversion of the 2025 Convertible Notes, prior to their redemption during the third quarter of 2024, and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for fiscal years 2025, 2024 and 2023.
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Programs”). The current Share Repurchase Program of $700 million was announced in September 2024 and does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time by the Company’s Board of Directors without prior notice. Repurchases under the Share Repurchase Program are made in the open market, within the pricing and volume requirements of SEC Rule 10b-18, or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. In fiscal years 2025, 2024 and 2023, ATI used $470.0 million, $260.0 million and $85.2 million, respectively, to repurchase 6.4 million, 5.3 million and 2.0 million shares, respectively, of its common stock under the Share Repurchase Program. At December 29, 2025, the Company had utilized $580 million of the $700 million authorized under the Share Repurchase Program.
Effective January 2, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock. The cost of share repurchases may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes. For fiscal year 2025, the cost of share repurchase of $474.2 million differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes. For fiscal year 2024, there was no excise tax due to the impact of the conversion of the 2025 Convertible Notes (see Note 10). For fiscal year 2023, the cost of share repurchases of $85.8 million differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes.
Note 21. Commitments and Contingencies
Future minimum rental commitments under leases are disclosed in Note 11. Commitments for expenditures on property, plant and equipment at December 28, 2025 were approximately $247.4 million.
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
At December 28, 2025, the Company’s reserves for environmental remediation obligations totaled approximately $15.0 million, of which $7.0 million was included in other current liabilities. The reserve includes estimated probable future costs of $2.0 million for federal Superfund and comparable state-managed sites; $7.0 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $6.0 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that the costs for active matters may exceed the Company’s recorded reserves by as much as $16.0 million. Future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs associated with the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, one of which was the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act included, among other items, provisions relating to refundable employee retention payroll tax credits. The Company applied for these employee retention tax credits and recognized a portion of the benefit from these credits as they were received in the statement of operations in the fiscal year ended December 31, 2022 (see Noe 18). Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the fiscal year ended December 28, 2025, the Company recognized a benefit of $7.2 million in cost of sales on the consolidated statement of operations due to the expiration of the statute of limitations for a portion of these credits. As of December 28, 2025, the Company has approximately $5.0 million of remaining deferred retention tax credits, of which the statute of limitations expires in 2028.

In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania. These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. We filed a Motion to Dismiss the consolidated claims in January 2025. Following an August 2025 hearing on the Motion to Dismiss, the magistrate judge covering the Motion issued a report recommending that all the plaintiffs’ claims be dismissed for lack of standing. The recommendation remains subject to review and disposition by the presiding judge. We dispute and intend to vigorously defend against these claims, but given the preliminary nature of these matters, cannot predict their outcome or estimate any range of reasonably possible loss at this time.
Note 22. Subsequent Event

On February 18, 2026, ATI's Board of Directors of ATI authorized additional share repurchase of up to $500 million, which is in addition to the existing share repurchase authorization of approximately $120.0 million. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of SEC Rule 10b-18. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and it may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
In accordance with Securities Exchange Act Rules 13-1-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2025.
(b) Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act of 1934, as amended (the Exchange Act), as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 28, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an attestation report on effectiveness of the Company’s internal control over financial reporting as of December 28, 2025.
(c) Changes to Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in fiscal year 2025, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ATI Inc.
Opinion on Internal Control Over Financial Reporting
We have audited ATI Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ATI Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive income, cash flows and statements of changes in consolidated equity for each of the three years in the period ended December 28, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 20, 2026

Item 9B. Other Information

Rule 10b5-1 Plan Elections
During the quarterly period ended December 28, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” as such term in defined in Item 408(c) of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” and the information concerning our executive officers required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Members of ATI's Executive Management,” in the ATI Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit and Risk Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance-Board Information- Board Committees” in the 2026 Proxy Statement. The information concerning our insider trading policies and procedures required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Insider Trading Policies and Procedures” in the 2026 Proxy Statement.
ATI has adopted Corporate Guidelines for Business Conduct and Ethics that apply to all employees including its principal executive officer or principal financial and accounting officer, or persons performing similar functions. The Corporate Guidelines for Business Conduct and Ethics as well as the charters for the Company’s Audit and Risk, Nominating and Governance, and Compensation and Leadership Development Committees, as well as periodic and current reports filed with the SEC, are available through the Company’s website at http://www.atimaterials.com and are available in print free of charge to any shareholder upon request. To obtain a copy, contact the Corporate Secretary, ATI Inc., 2021 McKinney Avenue, Suite 1100, Dallas, Texas 75201 (telephone: 800-289-7454). The Company intends to post on its website any waiver from or amendment to the guidelines that apply to the Company’s Principal Executive Officer or Principal Financial and Accounting Officer (or persons performing similar functions) that relate to elements of the code of ethics identified by the Securities and Exchange Commission in Item 406(b) of Regulation S-K. Information required by this item with respect to the delinquent filing during 2025 of reports required under Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to “Delinquent Section 16 Filings” as set forth in the 2026 Proxy Statement.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Our Corporate Governance- Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2026 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 28, 2025 was as follows:

	(a)
(In thousands, except per share amounts)	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3) (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders	$2,803	$—	$5,170
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	2,803	$—	$5,170
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Related Party Transactions” and “Our Corporate Governance- Board Information- Board Composition and Independence” as set forth in the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” as set forth in the 2026 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Consolidated Statements of Comprehensive Income — Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Consolidated Balance Sheets at December 28, 2025 and December 29, 2024
Consolidated Statements of Cash Flows — Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Statements of Changes in Consolidated Equity — Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023

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

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2022 (File No. 1-12001).
3.3	Fifth Amended and Restated Bylaws of ATI Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2025 (File No. 1-12001)).
4.1
Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New Your Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 3, 2009 (File No. 1-2001)).

4.2	Form of 5.875% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 22, 2019 (File No. 1-12001)).
4.3
Sixth Supplemental Indenture, dated November 19, 2019, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 22, 2019 (File No. 1-12001)).

4.4
Indenture, dated as of September 14, 2021, by and between Allegheny Technologies Incorporated and Computershare Trust Company, N.A., as successor Trustee to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2021 (File No. 1-12001))

4.5
First Supplemental Indenture, dated as of September 9, 2021, by and between Allegheny Technologies Incorporated and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 14, 2021 (File No. 1-12001))

4.6	Form of 4.875% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 14, 2021 (File No. 1-12001))
4.7	Form of 5.125% Senior Note due 2031 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 14, 2021 (File No. 1-12001))
4.8
Second Supplemental Indenture, dated August 11, 2023, between ATI Inc. and Computershare Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 11, 2023) (File No. 1-12001))

4.9	Form of 7.25% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 11, 2023) (File No. 1-12001))
4.10
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

10.8	ATI Inc. 2022 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 25, 2022 (File No 1-12001)).
10.9
Form of 2023 Time-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10,12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-12001))*

10.10
Form of 2023 Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10,13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-12001))*

10.11	Form of 2024 Time-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023)*
10.12	Form of 2024 Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023)*
10.13	Amended Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2024)*
10.14	Form of 2025 Time-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2024)*
10.15	Form of 2025 Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2024)*
10.16	Form of Performance-Vested Restricted Stock Unit Agreement (filed herewith)*
10.17	Form of 2026 Time-Vested Restricted Stock Unit Agreement (filed herewith)*
10.18	Form of 2026 Performance-Vested Restricted Stock Unit Agreement (filed herewith)*
10.19
Retirement, Transition and Release Agreement, dated as of January 8, 2024, by and between the Company and Elliot S. Davis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 10, 2024 (File No. 1-12002))*

10.20
Retirement and Consulting Agreement, dated as of October 27, 2025, by and between the Company and Donald P. Newman (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 (File No. 1-12002))

10.21
Consulting Agreement, dated December 5, 2025, by and between the Company and Tina K. Busch (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated December 8, 2025 (File No. 1-12002))

10.22
Second Amended and Restated Revolving Credit, Term Loan, Delayed Draw Term Loan and Security Agreement, dated as of June 13, 2025, by and among the borrowers party thereto, the Company and other guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Lender and Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025 (File No. 1-12001)).

10.23
Receivables Purchase and Financing Agreement, dated as of September 19, 2025, by and among ATI Securitization LLC, the Purchasers and Lenders from time to time party thereto, ATI Specialty Materials LLC, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 (File No. 1-12001)).

10.24
First Tier Purchase and Sale Agreement, dated as of September 19, 2025, between ATI Specialty Materials LLC, as Servicer, and ATI Securitization Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 (File No. 1-12001)).

Exhibit No.	Description
10.25
Second Tier Purchase and Sale Agreement, dated as of September 19, 2025, between ATI Specialty Materials LLC, as Servicer, ATI Securitization Holdings LLC and ATI Securitization LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 (File No. 1-12001)).

19.1	Insider Trading Policy (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).
97.1	ATI Inc. Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

ATI INC.

Date:	February 20, 2026	By	/s/ Kimberly A. Fields
Kimberly A. Fields
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 21st day of February, 2026.

/s/ Kimberly A. Fields	/s/ James Robert Foster
Kimberly A. Fields President and Chief Executive Officer (Principal Executive Officer)	James Robert Foster Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Robert S. Wetherbee	/s/ Michael B. Miller
Robert S. Wetherbee Executive Chairman	Michael B. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Leroy M. Ball	/s/ David P. Hess
Leroy M. Ball Director	David P. Hess Director

/s/ Herbert J. Carlisle	/s/ Marianne Kah
Herbert J. Carlisle Director	Marianne Kah Director

/s/ Carolyn Corvi	/s/ David J. Morehouse
Carolyn Corvi Director	David J. Morehouse Director

/s/ J. Brett Harvey	/s/ Ruby Sharma
J. Brett Harvey Director	Ruby Sharma Director

/s/ Elizabeth H. Lund	/s/ Jean Lydon-Rodgers
Elizabeth H. Lund Director	Jean Lydon-Rodgers Director