Form 10-Q
period 2026-03-29
ATI INC
filed 2026-04-30
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 21, 2026, the registrant had outstanding 136,470,427 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended March 29, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 29, 2026	December 28, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$401.7	$416.7
Accounts receivable, net	664.4	686.1
Short-term contract assets	63.1	72.8
Inventories, net	1,580.3	1,403.2
Prepaid expenses and other current assets	95.1	101.2
Total Current Assets	2,804.6	2,680.0
Property, plant and equipment, net	1,951.5	1,940.6
Goodwill	225.2	225.2
Other assets	252.8	253.8
Total Assets	$5,234.1	$5,099.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$654.9	$568.2
Accrued liabilities	189.1	240.5
Short-term contract liabilities	154.4	146.4
Short-term debt and current portion of long-term debt	33.2	31.1
Other current liabilities	17.9	20.1
Total Current Liabilities	1,049.5	1,006.3
Long-term debt	1,794.7	1,718.3
Accrued postretirement benefits	154.2	158.5
Pension liabilities	42.3	41.4
Other long-term liabilities	307.1	258.4
Total Liabilities	3,347.8	3,182.9
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-142,871,688 shares at March 29, 2026 and 142,871,688 shares at December 28, 2025; outstanding-136,467,940 shares at March 29, 2026 and 135,934,852 shares at December 28, 2025	14.3	14.3
Additional paid-in capital	1,766.7	1,884.6
Retained earnings	586.9	468.7
Treasury stock: 6,403,748 shares at March 29, 2026 and 6,936,836 shares at December 28, 2025	(534.5)	(502.7)
Accumulated other comprehensive loss, net of tax	(62.9)	(60.4)
Total ATI stockholders’ equity	1,770.5	1,804.5
Noncontrolling interests	115.8	112.2
Total Equity	1,886.3	1,916.7
Total Liabilities and Equity	$5,234.1	$5,099.6

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended
	March 29, 2026	March 30, 2025
Sales	$1,151.5	$1,144.4

Cost of sales	888.6	908.6
Gross profit	262.9	235.8
Selling and administrative expenses	92.1	85.0
Restructuring charges	7.0	—
Loss on asset sales and sales of businesses, net	—	3.9
Operating income	163.8	146.9
Nonoperating retirement benefit expense	(4.3)	(3.9)
Interest expense, net	(23.7)	(23.0)
Other income, net	0.8	1.5
Income before income taxes	136.6	121.5
Income tax provision	16.1	21.0
Net income	120.5	100.5
Less: Net income attributable to noncontrolling interests	2.3	3.5
Net income attributable to ATI	$118.2	$97.0

Basic net income attributable to ATI per common share	$0.86	$0.68

Diluted net income attributable to ATI per common share	$0.85	$0.67

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended
	March 29, 2026	March 30, 2025
Net income	$120.5	$100.5
Currency translation adjustment
Unrealized net change arising during the period	(1.8)	7.4
Reclassification adjustment included in net income	—	5.1
Total	(1.8)	12.5
Derivatives
Net derivatives loss on hedge transactions	2.4	6.4
Reclassification to net income of net realized loss	(2.9)	1.0
Less: Income taxes on derivative transactions	(0.1)	1.7
Total	(0.4)	5.7
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	1.3	1.3
Prior service cost
Amortization to net income of net prior service credits	0.1	(0.1)
Less: Income taxes on postretirement benefit plans	0.4	0.3
Total	1.0	0.9
Other comprehensive income (loss), net of tax	(1.2)	19.1
Comprehensive income	119.3	119.6
Less: Comprehensive income attributable to noncontrolling interests	3.6	4.7
Comprehensive income attributable to ATI	$115.7	$114.9

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Quarter ended
	March 29, 2026	March 30, 2025
Operating Activities:
Net income	$120.5	$100.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.0	40.8
Non-cash restructuring charges, net	4.8	—
Share-based compensation	6.4	7.2
Deferred taxes	5.5	9.0
Net gain from disposal of property, plant and equipment	0.1	0.3
Net loss on sales of businesses	—	3.7
Changes in operating assets and liabilities:
Inventories	(179.0)	(40.8)
Accounts receivable	21.5	(115.0)
Accounts payable	94.8	(34.6)
Retirement benefits	(3.1)	(2.3)
Accrued liabilities and other	11.7	(61.3)
Cash provided by (used in) operating activities	128.2	(92.5)
Investing Activities:
Purchases of property, plant and equipment	(55.2)	(53.3)
Proceeds from sales of businesses, net of transaction costs	1.6	—
Other	—	2.7
Cash used in investing activities	(53.6)	(50.6)
Financing Activities:
Borrowings on long-term debt	105.0	—
Payments on long-term debt and finance leases	(38.6)	(8.0)
Net borrowings under credit facilities	0.9	—
Purchase of treasury stock	(75.0)	(70.0)
Shares repurchased for income tax withholding on share-based compensation and other	(81.1)	(29.5)
Cash used in financing activities	(88.8)	(107.5)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	5.2
Decrease in cash and cash equivalents	(15.0)	(245.4)
Cash and cash equivalents at beginning of period	416.7	721.2
Cash and cash equivalents at end of period	$401.7	$475.8

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 29, 2024	$14.3	$1,943.9	$64.3	$(82.6)	$(89.5)	$104.8	$1,955.2
Net income	—	—	97.0	—	—	3.5	100.5
Other comprehensive income	—	—	—	—	17.9	1.2	19.1
Purchase of treasury stock	—	—	—	(70.2)	—	—	(70.2)
Employee stock plans	—	(70.1)	—	47.8	—	—	(22.3)
Balance, March 30, 2025	$14.3	$1,873.8	$161.3	$(105.0)	$(71.6)	$109.5	$1,982.3
Balance, December 28, 2025	$14.3	$1,884.6	$468.7	$(502.7)	$(60.4)	$112.2	$1,916.7
Net income	—	—	118.2	—	—	2.3	120.5
Other comprehensive income (loss)	—	—	—	—	(2.5)	1.3	(1.2)
Purchase of treasury stock	—	—	—	(75.0)	—	—	(75.0)
Employee stock plans	—	(117.9)	—	43.2	—	—	(74.7)
Balance, March 29, 2026	$14.3	$1,766.7	$586.9	$(534.5)	$(62.9)	$115.8	$1,886.3

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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 28, 2025 financial information has been derived from the Company’s audited consolidated financial statements.
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
Reclassifications
The Company reclassified certain prior period amounts in its unaudited condensed consolidated balance sheets to conform to our current period presentation. Specifically, we have reclassified certain amounts in “Other current liabilities” to “Accrued liabilities”. This reclassification has no impact on total liabilities or cash flows.
Note 2. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues by global and geographical markets for the quarterly periods ended March 29, 2026 and March 30, 2025 is included in the following tables.

(in millions)	Quarter ended
	March 29, 2026			March 30, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$431.0	$41.0	$472.0	$397.3	$24.1	$421.4
Airframes- Commercial	78.7	107.9	186.6	81.8	124.0	205.8
Defense	59.0	80.0	139.0	58.4	68.8	127.2
Total Aerospace & Defense	568.7	228.9	797.6	537.5	216.9	754.4

Other Markets:
Specialty Energy	15.6	46.0	61.6	12.4	38.1	50.5
Electronics	—	28.3	28.3	—	39.6	39.6
Medical	9.7	17.8	27.5	15.8	26.6	42.4
Automotive	0.7	60.8	61.5	1.4	59.2	60.6
Conventional Energy	1.9	82.3	84.2	1.7	120.1	121.8
Construction/Mining	11.7	27.3	39.0	7.1	25.8	32.9
Other	6.0	45.8	51.8	8.2	34.0	42.2
Total Other Markets	45.6	308.3	353.9	46.6	343.4	390.0

Total	$614.3	$537.2	$1,151.5	$584.1	$560.3	$1,144.4

(in millions)	Quarter ended
	March 29, 2026			March 30, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$335.6	$356.9	$692.5	$316.4	$327.4	$643.8
Europe	201.6	47.1	248.7	191.3	69.4	260.7
Asia	36.9	67.0	103.9	33.3	81.0	114.3
Canada	19.8	22.4	42.2	20.1	19.7	39.8
South America, Middle East and other	20.4	43.8	64.2	23.0	62.8	85.8
Total	$614.3	$537.2	$1,151.5	$584.1	$560.3	$1,144.4
Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	March 29, 2026			March 30, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	45%	53%	49%	41%	55%	48%
Precision forgings, castings and components	36%	—%	20%	39%	—%	20%
Titanium and titanium-based alloys	19%	15%	17%	20%	17%	19%
Zirconium and related alloys	—%	21%	9%	—%	17%	8%
Precision rolled strip products	—%	11%	5%	—%	11%	5%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $4.1 billion and $4.0 billion at March 29, 2026 and March 30, 2025, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at March 29, 2026 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Accounts Receivable

As of March 29, 2026 and December 28, 2025, accounts receivable from customers were $668.3 million and $690.3 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts for the quarterly periods ended March 29, 2026 and March 30, 2025:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	March 29, 2026	March 30, 2025
Balance as of beginning of year	$4.2	$15.0
Expense to increase the reserve	—	0.1
Write-offs and recoveries of uncollectible accounts	(0.3)	(3.5)
Balance as of period end	$3.9	$11.6
Contract Balances
The following represents the rollforward of contract assets and liabilities for the quarterly periods ended March 29, 2026 and March 30, 2025:

(in millions)
Contract Assets
Short-term	March 29, 2026	March 30, 2025
Balance as of beginning of year	$72.8	$75.6
Recognized in current year	28.2	35.2
Reclassified to accounts receivable	(37.9)	(24.9)
Balance as of period end	$63.1	$85.9

(in millions)
Contract Liabilities
Short-term	March 29, 2026	March 30, 2025
Balance as of beginning of year	$146.4	$169.4
Recognized in current year	59.4	53.4
Amounts in beginning balance reclassified to revenue	(41.7)	(48.5)
Current year amounts reclassified to revenue	(11.5)	(6.6)
Other	(0.9)	(0.3)
Reclassification to/from long-term	2.7	19.7
Balance as of period end	$154.4	$187.1

Long-term(a)	March 29, 2026	March 30, 2025
Balance as of beginning of year	$91.3	$45.3
Recognized in current year	51.8	1.7
Amounts in beginning balance reclassified to revenue	(1.8)	(0.4)
Other	(0.6)	(1.9)
Reclassification to/from short-term	(2.7)	(19.7)
Balance as of period end	$138.0	$25.0
(a) Long-term contract liabilities are included in other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $16.0 million and $15.6 million as of March 29, 2026 and December 28, 2025, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the quarter ended March 29, 2026 was $0.5 million. Contract cost amortization expense for the quarter ended March 30, 2025 was $0.2 million.
Note 3. Inventories
Inventories at March 29, 2026 and December 28, 2025 were as follows (in millions):

	March 29, 2026	December 28, 2025
Raw materials and supplies	$308.6	$245.6
Work-in-process	1,268.2	1,137.4
Finished goods	103.5	100.6
	1,680.3	1,483.6
Inventory valuation reserves	(100.0)	(80.4)
Total inventories, net	$1,580.3	$1,403.2
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at March 29, 2026 and December 28, 2025 was as follows (in millions):

	March 29, 2026	December 28, 2025
Land	$31.2	$31.2
Buildings and leasehold improvements	773.1	759.2
Equipment	3,423.2	3,389.8
	4,227.5	4,180.2
Accumulated depreciation and amortization	(2,276.0)	(2,239.6)
Total property, plant and equipment, net	$1,951.5	$1,940.6
The construction in progress portion of property, plant and equipment at March 29, 2026 and December 28, 2025 was $375.2 million and $359.4 million, respectively. Capital expenditures on the consolidated statement of cash flows for the quarters ended March 29, 2026 and March 30, 2025 exclude $31.4 million and $26.0 million, respectively, of accrued capital expenditures that were included in property, plant and equipment at March 29, 2026 and March 30, 2025, respectively.
Note 5. Divestitures
During the first quarter of 2025, the Company completed the sale of certain immaterial, non-core operations in Birmingham, UK and Dusseldorf, Germany, which were part of our European business in the HPMC Segment. A $3.7 million loss on sale of these operations is reported in gain/loss on asset sales and sales of businesses, net, on the consolidated statement of operations for the quarter ended March 30, 2025, and is excluded from segment results. The Company received proceeds, net of transaction costs, of $5.0 million in 2025. As of December 28, 2025, the Company expected to receive additional proceeds of $4.9 million, of which, $1.6 million was received during the quarter ended March 29, 2026. These proceeds are reported as an investing activity on the consolidated statement of cash flows.
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
Majority-Owned Joint Venture
STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip (PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of March 29, 2026 were $75.1 million.

Note 7. Supplemental Financial Statement Information
Other income (expense), net for the quarters ended March 29, 2026 and March 30, 2025 was as follows:

(in millions)	Quarter ended
	March 29, 2026	March 30, 2025
Rent and royalty income	$0.8	$1.5
Total other income, net	$0.8	$1.5
Restructuring
The Company recognized restructuring charges of $7.0 million in the quarter ended March 29, 2026, related to the rationalization of certain domestic facilities in the HPMC segment. These charges included $3.3 million of severance-related charges for approximately 100 employees and $3.7 million of impairment charges for equipment, leases and inventory. These amounts are presented as restructuring charges in the consolidated statements of operations and are excluded from segment results. Additionally, the $3.6 million restructuring reserve balance at March 29, 2026 is recorded in accrued liabilities on the consolidated balance sheet.
During the first quarter ended March 30, 2025, the Company de-recognized $0.5 million of restructuring reserves in connection with the sale of non-core operations in Birmingham, UK and Dusseldorf, Germany (see Note 5 for further explanation).
Restructuring reserves for severance cost activity is as follows:

Severance and Employee
Benefit Costs
Balance at December 28, 2025	$0.4
Additions	3.3
Payments	(0.1)
Balance at March 29, 2026	$3.6
Supplier Financing
The Company participates in supplier financing programs with two financial institutions to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, these financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a predetermined discount rate commensurate with the creditworthiness of ATI. As of March 29, 2026 and December 28, 2025, the Company had $101.0 million and $52.8 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.
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
During the quarterly period ended March 29, 2026, ATI Securitization sold $40.0 million of accounts receivable in exchange for $40.0 million of cash. The Company recorded a $1.0 million charge associated with the sale of the accounts receivable within selling and administrative expenses on its consolidated statement of operations, which is excluded from segment results. As of March 29, 2026, the Company has utilized $120 million of the maximum aggregate funding available under the Receivables facility.
There were no borrowings under the Receivables Facility during the quarterly period ended March 29, 2026.
Sale of Receivables Program
During the fourth quarter of 2024, the Company entered into an accounts receivables purchase agreement (Receivables Purchase Agreement) with a third-party financial institution to periodically sell certain accounts receivable at a discount. These accounts receivable sales were accounted for as a sale of assets under ASC 860, Transfers and Servicing, as the Company’s continuing involvement is limited to servicing the accounts receivable, collecting the payments for the underlying accounts receivable and remitting such collections to the financial institution. The financial institution was responsible for any credit risk associated with the sold accounts receivable. The Company received the purchase price, equal to the accounts receivable less the discount, at the time of the sale. As of March 29, 2026, this program has ended and no amounts were outstanding to the financial institution.
Other Customer Receivable Sales
During the quarterly periods ended March 29, 2026 and March 30, 2025, the Company sold $131.7 million and $72.6 million, respectively, of certain customers’ accounts receivable through programs established by those customers with third-party financial institutions. These customers have extended payment terms and provide the programs to enable suppliers to receive more timely payments. The Company has no continuing involvement with the receivables sold under these programs, including no servicing requirement. The proceeds from these transactions are presented as changes in receivables within operating activities in the consolidated statement of cash flows. The losses associated with these transactions, which were $1.4 million for both quarters ended March 29, 2026 and March 30, 2025, respectively, are reflected in the Company’s consolidated statements of operations and are excluded from segment results.

Note 8. Debt
Debt at March 29, 2026 and December 28, 2025 was as follows (in millions):

	March 29, 2026	December 28, 2025
ATI Inc. 7.25% Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Notes due 2027	350.0	350.0
ATI Inc. 5.125% Notes due 2031	350.0	350.0
ATI Inc. 4.875% Notes due 2029	325.0	325.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	75.0	—
Foreign credit facilities	1.0	—
Finance leases and other	112.8	111.0
Debt issuance costs	(10.9)	(11.6)
Debt	1,827.9	1,749.4
Short-term debt and current portion of long-term debt	33.2	31.1
Long-term debt	$1,794.7	$1,718.3
Revolving Credit Facility
The Company's amended Asset Based Lending (ABL) Credit Facility, is collateralized by the accounts receivable and inventory of the Company’s operations and includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (Term Loan), and a swing loan facility of up to $60 million. Additionally, the Company has the ability, through June 13, 2026 and as long as no default or event of default has occurred and is continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw Term Loan). The Term Loan and Delayed-Draw Term Loan each bear interest at rate of 2.0% above the adjusted Secured Overnight Financing Rate (SOFR) and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The ABL facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL term runs through June of 2030.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of March 29, 2026. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 5.875% Senior Notes due 2027 and the 4.875% Notes due 2029. Costs associated with entering into the June 2025 ABL amendment were $2.8 million, and are being amortized to interest expense over the extended term of the facility ending June 2030, along with $1.9 million of unamortized deferred costs previously recorded for the ABL. The ABL, as amended, also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.
As of March 29, 2026, there were $75.0 million outstanding borrowings under the revolving portion of the ABL facility, and $29.3 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $62.8 million bearing an average annual interest rate of 5.4% under the ABL facility for the quarter ended March 29, 2026. There were no revolving credit borrowings under the ABL facility during the quarter ended March 30, 2025. The Company also has foreign credit facilities, primarily in China, that total $74.2 million based on March 29, 2026 foreign exchange rates, $1.0 million of which was drawn as of March 29, 2026. There were no amounts drawn under foreign credit facilities as of December 28, 2025.

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
The majority of ATI’s products are sold under contractual arrangements that include raw material surcharges and index mechanisms. However, as of March 29, 2026, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 1 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 2% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged is the variable selling price or the variable raw material cost, respectively.
At March 29, 2026, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility consisted of natural gas cost hedges. At March 29, 2026, the Company hedged approximately 60% of its forecasted domestic requirements for natural gas for the remainder of 2026 and approximately 25% for 2027.
While most of the Company’s direct export sales are transacted in U.S. dollars, it uses foreign currency exchange contracts, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies it expects to receive from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 29, 2026, the Company had no material outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no outstanding derivative interest rate contracts at March 29, 2026.
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

(In millions) Asset derivatives	Balance sheet location	March 29, 2026	December 28, 2025
Derivatives designated as hedging instruments:
Natural gas contracts	Prepaid expenses and other current assets	$0.5	$1.0
Nickel and other raw material contracts	Prepaid expenses and other current assets	1.1	0.6
Foreign exchange contracts	Prepaid expenses and other current assets	0.3	0.1
Nickel and other raw material contracts	Other assets	0.1	—
Natural gas contracts	Other assets	0.1	0.1
Total derivatives designated as hedging instruments		$2.1	$1.8
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Other current liabilities	$0.1	$0.1
Natural gas contracts	Other current liabilities	2.0	1.3
Natural gas contracts	Other long-term liabilities	0.4	0.4
Total derivatives designated as hedging instruments		$2.5	$1.8
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of March 29, 2026. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at March 29, 2026, a pre-tax loss of $0.4 million is expected to be recognized over the next 12 months.
Activity for derivatives designated as cash flow hedges for the quarters ended March 29, 2026 and March 30, 2025 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Quarter ended		Quarter ended
Derivatives in Cash Flow Hedging Relationships	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Nickel and other raw material contracts	$0.9	$0.7	$0.4	$(1.0)
Natural gas contracts	0.6	4.3	1.6	0.1
Foreign exchange contracts	0.3	(0.1)	0.2	0.1
Total	$1.8	$4.9	$2.2	$(0.8)

(a)The gains (losses) reclassified from accumulated OCI into income related to the derivatives, with the exception of any interest rate swaps, are presented in sales and cost of sales in the same period or periods in which the hedged item affects earnings. The gains (losses) reclassified from accumulated OCI into income on the interest rate swap are presented in interest expense in the same period as the interest expense on the Term Loan is recognized in earnings.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not consider the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
The Company may also use derivative instruments that are not designated as hedges to protect the Company’s results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and the Company recognized $1.0 million of expense, net for settled foreign currency forward contracts that were not designated as hedges during the quarter ended March 29, 2026, and $1.8 million of income, net, during the quarter ended March 30, 2025, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of March 29, 2026.
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 29, 2026 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$401.7	$401.7	$401.7	$—
Derivative financial instruments:
Assets	2.1	2.1	—	2.1
Liabilities	2.5	2.5	—	2.5
Debt (a)	1,838.8	1,839.6	1,450.8	388.8
The estimated fair value of financial instruments at December 28, 2025 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$416.7	$416.7	$416.7	$—
Derivative financial instruments:
Assets	1.8	1.8	—	1.8
Liabilities	1.8	1.8	—	1.8
Debt(a)	1,761.0	1,787.9	1,476.9	311.0
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
Note 11. Business Segments
The Company operates under two business segments: HPMC and AA&S. ATI’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. Segment EBITDA, the Company’s segment operating measure, is used by the CODM to assess segment operating performance and to determine the allocation of resources. Segment EBITDA as a percentage of segment revenues is utilized to assess the profitability of each segment and whether the Company’s strategies are resulting in margin expansion and expected operating performance improvements. The measure of segment EBITDA excludes net interest expense, income taxes, depreciation and amortization, goodwill impairment charges, debt extinguishment charges, corporate expenses, closed operations and other income (expense), restructuring and other credits/charges, gains or losses on the sale of accounts receivables, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level.

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Quarter ended March 29, 2026			Quarter ended March 30, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$614.3	$537.2	$1,151.5	$584.1	$560.3	$1,144.4
Intersegment sales	41.1	99.6	140.7	59.9	57.4	117.3
Total sales	655.4	636.8	1,292.2	644.0	617.7	1,261.7

Reconciliation of sales
Elimination of intersegment sales			(140.7)			(117.3)
Total consolidated sales			$1,151.5			$1,144.4

Less(1):
Allocated corporate overhead	15.6	16.3		15.8	16.1
Other segment items(2)	486.9	523.5		497.2	518.2
Segment EBITDA	152.9	97.0	249.9	131.0	83.4	214.4

Reconciliation of segment EBITDA
Corporate expenses			(17.0)			(17.4)
Closed operations and other income			(1.2)			(2.4)
Depreciation & amortization			(45.0)			(40.8)
Interest expense, net			(23.7)			(23.0)
Restructuring and other charges			(26.4)			(5.6)
Loss on sales of businesses			—			(3.7)

Income before taxes			$136.6			$121.5
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
Total international sales for the quarter ended March 29, 2026 were $459.0 million and $500.6 million for the quarter ended March 30, 2025. Of these amounts, sales by operations in the U.S. to customers in other countries for the quarter ended March 29, 2026 were $375.3 million and $414.9 million for the quarter ended March 30, 2025.
Restructuring and other charges of $26.4 million for the quarter ended March 29, 2026 include $11.1 million of start-up and transaction-related costs and $1.1 million of restructuring-related impairment costs, which are primarily included within cost of sales on the consolidated statements of operations, and $7.0 million of restructuring-related severance and impairment costs, $4.8 million of transformation-related costs, and $2.4 million of losses on the sale of accounts receivable, which are included within selling and administrative expenses on the consolidated statements of operations.
Restructuring and other charges of $5.6 million for the quarter ended March 30, 2025 include $4.0 million of start-up and transaction-related costs, which are included within cost of sales on the consolidated statements of operations. These charges also include $1.6 million of losses on the sale of accounts receivables, which are included within selling and administrative expenses on the consolidated statements of operations.
Certain additional information regarding the Company’s business segments is presented below:

	Quarter ended
(In millions)	March 29, 2026	March 30, 2025
Depreciation and amortization:
High Performance Materials & Components	$19.6	$19.7
Advanced Alloys & Solutions	23.7	19.5
Other	1.7	1.6
Total depreciation and amortization	$45.0	$40.8
Capital expenditures:
High Performance Materials & Components	$28.4	$29.4
Advanced Alloys & Solutions	24.8	23.0
Corporate	2.0	0.9
Total capital expenditures	$55.2	$53.3

Identifiable assets:	March 29, 2026	December 28, 2025
High Performance Materials & Components	$2,267.1	$2,368.6
Advanced Alloys & Solutions	2,493.0	2,249.1
Corporate:
Deferred Taxes	35.6	33.5
Cash and cash equivalents and other	438.4	448.4
Total assets	$5,234.1	$5,099.6

($ in millions)	March 29, 2026	Percent of total	December 28, 2025	Percent of total
Total assets:
United States	$4,724.3	90%	$4,544.4	89%
China	294.1	6%	321.8	6%
Other	215.7	4%	233.4	5%
Total Assets	$5,234.1	100%	$5,099.6	100%
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
For the quarters ended March 29, 2026 and March 30, 2025, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Quarter ended		Quarter ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Service cost - benefits earned during the year	$1.4	$1.3	$0.1	$0.1
Interest cost on benefits earned in prior years	4.8	4.3	2.2	2.4
Expected return on plan assets	(4.1)	(4.0)	—	—
Amortization of prior service cost (credit)	0.1	0.1	—	(0.2)
Amortization of net actuarial loss	—	—	1.3	1.3
Total retirement benefit expense	$2.2	$1.7	$3.6	$3.6
Note 13. Income Taxes
For the quarter ended March 29, 2026, the Company’s effective tax rate was 11.8%, resulting in an income tax provision of $16.1 million. For the quarter ended March 30, 2025, the Company’s effective tax rate was 17.3%, resulting in an income tax provision of $21.0 million. The effective tax rate for the quarter ended March 29, 2026 included discrete tax benefits of $11.9 million, primarily related to share-based compensation. Excluding discrete tax impacts, the Company’s effective tax rate for the quarter ended March 29, 2026 was 20.5%. The effective tax rate for the quarter ended March 30, 2025 included discrete tax benefits of $5.1 million. Excluding discrete tax impacts, the Company’s effective tax rate for the quarter ended March 30, 2025 was 21.5%.

Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

(In millions, except per share amounts)	Quarter ended
	March 29, 2026	March 30, 2025
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$118.2	$97.0
Denominator:
Denominator for basic net income per common share – weighted average shares	136.7	141.7
Effect of dilutive securities:
Share-based compensation	1.9	2.5
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	138.6	144.2
Basic net income attributable to ATI per common share	$0.86	$0.68
Diluted net income attributable to ATI per common share	$0.85	$0.67
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), most recently authorizing the repurchase of up to an additional $500 million, as announced in February 2026. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter ended March 29, 2026, ATI used $75.0 million to repurchase 0.5 million of its common stock under the Share Repurchase Program. At March 29, 2026, the Company has utilized $655 million of the $700 million currently authorized under its previous Share Repurchase Program, announced in September 2024. As of March 29, 2026, total share repurchase authorization remaining under the Company's active Share Repurchase Programs was $545 million. In the quarter period ended March 30, 2025, ATI used $70.0 million to repurchase 1.2 million of its common stock under the Share Repurchase Program.
The Company’s share repurchases are subject to a 1% excise tax due to the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the quarter ended March 29, 2026 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment	Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 28, 2025		$(32.2)	$(52.1)		$0.6	$23.3	$(60.4)
OCI before reclassifications		—	(3.1)		1.8	—	(1.3)
Amounts reclassified from AOCI	(a)	1.0	—	(b)	(2.2)	—	(1.2)
Net current-period OCI		1.0	(3.1)		(0.4)	—	(2.5)
Balance, March 29, 2026		$(31.2)	$(55.2)		$0.2	$23.3	$(62.9)
Attributable to noncontrolling interests:
Balance, December 28, 2025		$—	$12.0		$—	$—	$12.0
OCI before reclassifications		—	1.3		—	—	1.3
Amounts reclassified from AOCI		—	—		—	—	—
Net current-period OCI		—	1.3		—	—	1.3
Balance, March 29, 2026		$—	$13.3		$—	$—	$13.3
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).

The changes in AOCI by component, net of tax, for the quarter ended March 30, 2025 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance		Total
Attributable to ATI:
Balance, December 29, 2024		$(30.5)		$(79.8)		$(2.5)		$23.3	$(89.5)
OCI before reclassifications		—		6.2		4.9		—	11.1
Amounts reclassified from AOCI	(a)	0.9	(b)	5.1	(d)	0.8	(e)	—	6.8
Net current-period OCI		0.9		11.3		5.7		—	17.9
Balance, March 30, 2025		$(29.6)		$(68.5)		$3.2		$23.3	$(71.6)
Attributable to noncontrolling interests:
Balance, December 29, 2024		$—		$5.7		$—		$—	$5.7
OCI before reclassifications		—		1.2		—		—	1.2
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		1.2		—		—	$1.2
Balance, March 30, 2025		$—		$6.9		$—		$—	$6.9
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

Reclassifications out of AOCI for the quarters ended March 29, 2026 and March 30, 2025 were as follows:

Details about AOCI Components (In millions)	Three months ended March 29, 2026	Three months ended March 30, 2025		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$(0.1)	0.1	(a)
Actuarial losses	(1.3)	(1.3)	(a)
	(1.4)	(1.2)	(d)	Total before tax
	(0.4)	(0.3)		Tax benefit (e)
	$(1.0)	$(0.9)		Net of tax

Currency translation adjustment	$—	$(5.1)	(b,d)

Derivatives
Nickel and other raw material contracts	$0.5	$(1.3)	(c)
Natural gas contracts	2.1	0.2	(c)
Foreign exchange contracts	0.3	0.1	(c)
Interest rate swap	—	—	(c)
	2.9	(1.0)	(d)	Total before tax
	0.7	(0.2)		Tax benefit (e)
	$2.2	$(0.8)		Net of tax

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
At March 29, 2026, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $6 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
The Company received employee retention tax credits under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) during the fiscal year ended December 31, 2022. Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the quarter ended March 29, 2026, the Company did not recognize a benefit related to these credits. As of March 29, 2026, The Company has approximately $5 million of remaining deferred retention tax credits with statute of limitations expirations in 2028.
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
Overview
ATI produces specialty materials, highly differentiated by our materials science expertise and advanced process technologies. Aerospace & defense, our largest end markets, represented 69% of sales for the quarter ended March 29, 2026, led by products for jet engines and airframes in addition to a wide range of defense applications. Additionally, we have a strong presence in the specialty energy market and serve customers in several other markets including conventional energy, medical, electronics and other industrial markets.
We operate in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions
(AA&S). HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys.
These products are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. HPMC’s capabilities range from cast/wrought and powder alloy development to production of highly engineered finished components, and 3D-printed aerospace products. The HPMC segment’s primary focus is on maximizing jet engine materials and components growth, with approximately 93% of its revenue derived from the aerospace & defense markets, including approximately 70% from products for commercial jet engines.

The AA&S segment produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys, including zirconium, hafnium, and niobium, in a variety of forms including plate, sheet, and strip products. AA&S focuses on high-value materials that are utilized in technically challenging and extreme environments, which require materials that can withstand extreme heat, radiation and corrosion. Sales to the aerospace & defense markets comprises approximately 43% of total AA&S sales. AA&S also serves customers across several other markets, notably specialty energy and conventional energy, as well as electronics and certain industrial markets.
ATI follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years and quarters in this Quarterly Report on Form 10-Q relate to fiscal years and quarters, rather than calendar years and quarters.
Results of Operations
Sales
First quarter 2026 sales increased approximately 1% to $1.15 billion, compared to $1.14 billion of sales for the first quarter 2025, primarily due to increased demand and favorable pricing in the aerospace & defense markets, partially offset by a net decline in sales to our other markets, mostly in the conventional energy market. In aggregate, ATI’s aerospace & defense sales increased 6% to $797.6 million, or 69% of total sales in the first quarter 2026, compared to $754.4 million, or 66% of total sales in the first quarter 2025. The increase in aerospace & defense sales was driven by commercial jet engine and defense products, partially offset by a decline in sales of commercial airframe products.

Comparative information regarding our overall sales (in millions) by end market and their respective percentages of total sales for the quarterly periods ended March 29, 2026 and March 30, 2025 is shown below.

	Quarter ended		Quarter ended
Markets	March 29, 2026		March 30, 2025
Aerospace & Defense:
Jet Engines- Commercial	$472.0	41%	$421.4	37%
Airframes- Commercial	186.6	16%	205.8	18%
Defense	139.0	12%	127.2	11%
Total Aerospace & Defense	797.6	69%	754.4	66%

Other Markets:
Specialty Energy	61.6	5%	50.5	4%
Electronics	28.3	3%	39.6	3%
Medical	27.5	3%	42.4	4%
Automotive	61.5	5%	60.6	5%
Conventional Energy	84.2	7%	121.8	11%
Construction/Mining	39.0	3%	32.9	3%
Other	51.8	5%	42.2	4%
Total Other Markets	353.9	31%	390.0	34%

Total	$1,151.5	100%	$1,144.4	100%

For the first quarter 2026, international sales increased to $459 million, or 40% of total sales, from $501 million, or 44% of total sales, in the first quarter 2025.
Comparative information regarding our major products based on their percentages of sales are shown below. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	March 29, 2026	March 30, 2025
Nickel-based alloys and specialty alloys	49%	48%
Precision forgings, castings and components	20%	20%
Titanium and titanium-based alloys	17%	19%
Zirconium and related alloys	9%	8%
Precision rolled strip products	5%	5%
Total	100%	100%
Gross Profit
Gross profit for the first quarter of 2026 was $262.9 million, or 22.8% of sales, compared to $235.8 million, or 20.6% of sales, for the first quarter 2025. First quarter 2026 gross profit includes $7.9 million of start-up and transaction-related costs and $1.1 million of restructuring-related costs, which are excluded from Adjusted EBITDA. First quarter 2025 gross profit includes $4.0 million of start-up and transaction-related costs, which are excluded from Adjusted EBITDA.
Selling and Administrative Expenses
Selling and administrative expenses for the first quarter 2026 were $92.1 million, an increase of 8.4% compared to $85.0 million for the first quarter 2025. The increase was primarily due to $8.0 million of transformation and transaction-related costs and $2.4 million of losses on the sale of customer accounts receivable, which are excluded from Adjusted EBITDA. First quarter 2025 included $1.6 million of losses on the sale of customer accounts receivable, which are excluded from Adjusted EBITDA.
Restructuring Charges

First quarter 2026 included restructuring-related severance and impairment costs of $7.0 million due to the rationalization of certain facilities, which are excluded from Adjusted EBITDA. There were no restructuring charges in first quarter 2025.
Loss on Asset Sales and Sales of Businesses, net
The loss on asset sales and sales of businesses, net of $3.9 million in first quarter 2025 was mostly attributable to the prior year sale of certain immaterial, non-core operations that were part of our European business in the HPMC segment.
Interest Expense, Net
Interest expense, net increased to $23.7 million in the first quarter of 2026 compared to $23.0 million in the first quarter of 2025. Capitalized interest reduced interest expense by $3.0 million in the first quarter 2026 and $3.1 million in the first quarter 2025. The increase in interest expense, net was primarily related to increased borrowings made on our revolving credit facility in the first quarter 2026.
Other Income, Net
Other income, net for the first quarter 2026 decreased to $0.8 million compared to $1.5 million in the first quarter 2025.
Income Taxes
Our effective tax rate for the first quarter of 2026 was 11.8%, resulting in an income tax provision of $16.1 million, and our effective tax rate for the first quarter of 2025 was 17.3%, resulting in an income tax provision of $21.0 million. The lower effective tax rate on a year-over-year basis was primarily due to the timing and amount of discrete tax benefits. The effective tax rate for the first quarter of 2026 includes discrete tax benefits of $11.9 million, while the effective tax rate for the first quarter of 2025 includes discrete tax benefits of $5.1 million. The discrete tax benefits in both periods were primarily for share-based compensation.
Net Income
Net income attributable to ATI was $118.2 million, or $0.85 per share, in the first quarter of 2026, compared to $97.0 million, or $0.67 per share, for the first quarter of 2025.

Business Segment Results
Comparative financial information (in millions) for our segments and corporate operations for the quarterly periods ended March 29, 2026 and March 30, 2025 is shown below.

	Quarter Ended
	March 29, 2026	March 30, 2025
Sales:
High Performance Materials & Components	$614.3	$584.1
Advanced Alloys & Solutions	537.2	560.3
Total external sales	$1,151.5	$1,144.4

Segment EBITDA(a):
High Performance Materials & Components	$152.9	$131.0
% of Sales	24.9%	22.4%
Advanced Alloys & Solutions	97.0	83.4
% of Sales	18.1%	14.9%

Corporate, Closed Operations and Other (income) expense(b):
Corporate expense	$17.0	$17.4
Closed operations and other (income) expense	1.2	2.4
Total Corporate, Closed Operations and Other expense	$18.2	$19.8

Depreciation & Amortization:
High Performance Materials & Components	$19.6	$19.7
Advanced Alloys & Solutions	23.7	19.5
Other	1.7	1.6
Total depreciation & amortization	$45.0	$40.8
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

High Performance Materials & Components Segment
First quarter 2026 sales were $614.3 million, an increase of $30.2 million, or 5%, compared to the first quarter 2025, primarily due to sales growth in the the aerospace & defense markets, which increased $31.2 million, or 6%. This increase was primarily driven by strong demand for commercial jet engine products, which grew more than 8% on a year-over-year basis.
Comparative information for our HPMC segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended March 29, 2026 and March 30, 2025 is as follows:

	Quarter ended		Quarter ended
Markets	March 29, 2026		March 30, 2025
Aerospace & Defense:
Jet Engines- Commercial	$431.0	70%	$397.3	68%
Airframes- Commercial	78.7	13%	81.8	14%
Defense	59.0	10%	58.4	10%
Total Aerospace & Defense	568.7	93%	537.5	92%

Other Markets:
Specialty Energy	15.6	2%	12.4	2%
Medical	9.7	2%	15.8	3%
Construction/Mining	11.7	2%	7.1	1%
Automotive	0.7	—%	1.4	—%
Conventional Energy	1.9	—%	1.7	1%
Other	6.0	1%	8.2	1%
Total Other Markets	45.6	7%	46.6	8%

Total	$614.3	100%	$584.1	100%
International sales represented 45% of total segment sales for the first quarter 2026, compared to 46% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the quarters ended March 29, 2026 and March 30, 2025, is as follows:

	Quarter ended
	March 29, 2026	March 30, 2025
Nickel-based alloys and specialty alloys	45%	41%
Precision forgings, castings and components	36%	39%
Titanium and titanium-based alloys	19%	20%
Total	100%	100%
Segment EBITDA in the first quarter 2026 was $152.9 million, or 24.9% of total sales, compared to $131.0 million, or 22.4% of total sales, for the first quarter 2025. The increase in segment margin rate was primarily due to higher volume and favorable sales mix and pricing.
The Company continues to invest in capacity and to improve work-flow processes and operations. HPMC results for first quarter 2026 reflected year-over-year improved operating leverage and pricing as we continued to experience strong demand in our key aerospace & defense markets, particularly for commercial jet engine products. We believe our long-term agreements with aerospace market OEMs and backlog for our specialty materials, including powders, parts and components, position the HPMC segment for continued growth.

Advanced Alloys & Solutions Segment

First quarter 2026 sales were $537.2 million, a decrease of $23.1 million, or 4%, compared to first quarter 2025, primarily driven by a $37.8 million decline in sales to the conventional energy market. This decrease was partially offset by higher sales to the aerospace & defense markets. The increase in aerospace & defense sales was mostly due to demand for commercial jet engine and defense products, partially offset by lower commercial airframe sales. Aerospace & defense sales were 43% of the total AA&S sales in the first quarter 2026 compared to 39% in first quarter 2025.
Comparative information regarding our AA&S segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the quarters ended March 29, 2026 and March 30, 2025 is shown below.

	Quarter ended		Quarter ended
Markets	March 29, 2026		March 30, 2025
Aerospace & Defense:
Jet Engines- Commercial	$41.0	8%	$24.1	4%
Airframes- Commercial	107.9	20%	124.0	22%
Defense	80.0	15%	68.8	12%
Total Aerospace & Defense	228.9	43%	216.9	38%

Other Markets:
Electronics	28.3	5%	39.6	7%
Specialty Energy	46.0	9%	38.1	7%
Medical	17.8	3%	26.6	5%
Automotive	60.8	11%	59.2	11%
Conventional Energy	82.3	15%	120.1	21%
Construction/Mining	27.3	5%	25.8	5%
Other	45.8	9%	34.0	6%
Total Other Markets	308.3	57%	343.4	62%

Total	$537.2	100%	$560.3	100%
International sales represented 34% of total segment sales for the first quarter of 2026, compared to 42% in the prior year’s first quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended March 29, 2026 and March 30, 2025, is presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Quarter ended
	March 29, 2026	March 30, 2025
Nickel-based alloys and specialty alloys	53%	55%
Titanium and titanium-based alloys	15%	17%
Zirconium and related alloys	21%	17%
Precision rolled strip products	11%	11%
Total	100%	100%
Segment EBITDA was $97.0 million, or 18.1% of sales, for the first quarter 2026, compared to segment EBITDA of $83.4 million, or 14.9% of sales, for the first quarter 2025. The margin rate increase compared to the prior year was primarily due to favorable sales mix changes and favorable pricing of exotic alloys.
Corporate Items
Corporate expenses for the first quarter of 2026 declined to $17.0 million, compared to $17.4 million for the first quarter 2025. This reduction was primarily due to lower incentive compensation costs.

Closed operations and other income/expense for the first quarter 2026 was expense of $1.2 million, compared to expense of $2.4 million for the first quarter 2025. The reduction in expense in was mostly due to the impact of foreign exchange losses in the prior year quarter.
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
At March 29, 2026, Managed working capital increased as a percentage of annualized sales to 34.8% compared to 32.5% at December 28, 2025. The increase in Managed working capital as a percentage of annualized sales was primarily due to seasonal inventory builds to support increased operating levels and the timing of shipments. As a result, gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, worsened by 13% at March 29, 2026 compared to December 28, 2025. Days sales outstanding, which measures actual collection timing for accounts receivable, was relatively flat at March 29, 2026 compared to December 28, 2025.

The computations of Managed working capital at March 29, 2026 and December 28, 2025, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

	March 29,	December 28,
(In millions)	2026	2025
Accounts receivable	$664.4	$686.1
Short-term contract assets	63.1	72.8
Inventory	1,580.3	1,403.2
Accounts payable	(654.9)	(568.2)
Short-term contract liabilities	(154.4)	(146.4)
Subtotal	1,498.5	1,447.5
Allowance for doubtful accounts	3.9	4.2
Inventory valuation reserves	100.0	80.4
Net managed working capital held for sale	—	—
Managed working capital	$1,602.4	$1,532.1
Annualized prior 3 months sales	$4,606.0	$4,708.2
Managed working capital as a % of annualized sales	34.8%	32.5%

Liquidity and Financial Condition
The Company's amended Asset Based Lending (ABL) Credit Facility is collateralized by the accounts receivable and inventory of our operations and includes a $600 million revolving credit facility, a letter of credit sub-facility of up to $200 million, a $200 million term loan (Term Loan), and a swing loan facility of up to $60 million. Additionally, the Company has the ability, through June 13, 2026 and as long as no default or event of default has occurred and is continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw Term Loan). The ABL facility also provides us with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL term runs through June of 2030.
As of March 29, 2026, there was $75 million in outstanding borrowings under the revolving portion of the ABL facility, and $29.3 million was utilized to support the issuance of letters of credit. At March 29, 2026, we had $401.7 million of cash and cash equivalents, available additional liquidity under the ABL facility of approximately $495 million, and up to $100 million of availability under the Delayed-Draw Term Loan. Our next significant debt maturity is $350 million of 5.875% Senior Notes in the fourth quarter of fiscal year 2027.
Periodically, our Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recent of which was $500 million that was announced in February 2026. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter ended March 29, 2026, ATI used $75 million to repurchase 0.5 million of its common stock under the Share Repurchase Program. At March 29, 2026, the Company has utilized $655 million of the $1.20 billion currently authorized under its currently active Share Repurchase Programs.
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
In managing our overall capital structure, we focus on the ratio of both total and net debt to Adjusted EBITDA (Adjusted EBITDA Leverage ratios), which we use as a measure of our ability to repay our incurred debt. We define total debt as the total principal balance of our outstanding indebtedness including deferred financing costs. Net debt is defined as the total principal balance of our outstanding indebtedness excluding deferred financing costs, net of cash, at the balance sheet date. See below for our definition of Adjusted EBITDA, which is a non-GAAP measure and is not intended to represent, and should not be considered more meaningful than, or as an alternative to, a measure of operating performance as determined in accordance with U.S. GAAP. We calculate the Adjusted EBITDA Leverage ratios based on total or net debt at the balance sheet date and Adjusted EBITDA for the trailing twelve-month period from the balance sheet date.
Our Total Debt to Adjusted EBITDA Leverage and Net Debt to Adjusted EBITDA Leverage ratios remained consistent at March 29, 2026 as compared to December 28, 2025. The reconciliations of our Adjusted EBITDA Leverage ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

	Trailing 12-month period ended	Year ended
	March 29, 2026	December 28, 2025
Net income attributable to ATI	$425.5	$404.3
Net income attributable to noncontrolling interests	13.1	14.3
Net income	438.6	418.6
Interest expense	99.3	98.6
Depreciation and amortization	172.3	168.1
Income tax provision (benefit)	98.8	103.7
Pension remeasurement loss	18.6	18.6
Restructuring and other charges	69.6	48.8
Gain on asset sales and sale of businesses, net	(0.8)	2.9
Adjusted EBITDA	$896.4	$859.3

Debt	$1,827.9	$1,749.4
Add: Debt issuance costs	10.9	11.6
Total debt	1,838.8	1,761.0
Less: Cash	(401.7)	(416.7)
Net debt	$1,437.1	$1,344.3

Total Debt to Adjusted EBITDA	2.05	2.05
Net Debt to Adjusted EBITDA	1.60	1.56
Cash Flow
Cash provided by operations was $128.2 million in the quarter ended March 29, 2026, a significant improvement compared to cash used in operating activities of $92.5 million in the quarter ended March 30, 2025. The 2026 period improvement was due to higher net income and improved working capital changes compared to the 2025 period. Cash provided by operations was also positively impacted by the sale of $40 million of accounts receivable in exchange for cash under the Receivables Facility. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. Other significant first quarter 2026 and 2025 operating cash flow items included payment of the annual cash incentive compensation.
Cash used in investing activities was $53.6 million in the quarter ended March 29, 2026, which included $55.2 million for capital expenditures primarily for various growth projects to support the aerospace & defense markets. Cash used in investing activities was $50.6 million in the quarter ended March 30, 2025, reflecting $53.3 million in capital expenditures. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, borrowings under the ABL facility.
Cash used in financing activities was $88.8 million in the quarter ended March 29, 2026, which included $81.1 million to repurchase shares associated with income tax withholdings on share-based compensation and $75.0 million to repurchase 0.5 million shares of ATI stock under our Share Repurchase Program. These outflows were offset by net borrowings under the Company's ABL of $75 million. For the quarter ended March 30, 2025, cash used in financing activities was $107.5 million, which included $70.0 million to repurchase 1.2 million shares of ATI stock under our Share Repurchase Program.
At March 29, 2026, cash and cash equivalents on hand totaled $401.7 million, a decrease of $15.0 million from year end 2025. Cash and cash equivalents held by our foreign subsidiaries was $156.8 million at March 29, 2026, of which $75.1 million was held by the STAL joint venture.
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
Non-GAAP financial measures should be viewed in addition to, and not superior to or as an alternative for, the Company’s reported results prepared in accordance with GAAP. The following table provides the reconciliation of net income attributable to ATI to the Adjusted EBITDA non-GAAP financial measures:

	Quarter Ended
	March 29, 2026	March 30, 2025
Net income attributable to ATI	$118.2	$97.0
Net income attributable to noncontrolling interests	2.3	3.5
Net income	120.5	100.5
(+) Depreciation and amortization	45.0	40.8
(+) Interest expense	23.7	23.0
(+) Income tax provision	16.1	21.0
EBITDA	$205.3	$185.3
Adjustments for special items, pre-tax:
(+) Restructuring and other charges(a)	26.4	5.6
(-/+) (Gain) loss on sales of businesses, net(b)	—	3.7
Adjusted EBITDA	$231.7	$194.6
Adjusted EBITDA as a % of sales	20.1%	17.0%
(a)First quarter 2026: Restructuring and other charges of $26.4 million include $11.1 million of start-up and transaction-related costs and $1.1 million of restructuring-related costs, which are primarily reported within cost of sales on the consolidated statements of operations, $7.0 million of restructuring-related severance and impairment costs, $4.8 million of transformation-related costs, and $2.4 million for losses on the sale of accounts receivable, which are reported in selling and administrative expenses on the consolidated statements of operations.
First quarter 2025: Restructuring and other charges of $5.6 million include $4.0 million of start-up and transaction-related costs, which are primarily reported within cost of sales on the consolidated statements of operations, and $1.6 million of losses on the sale of accounts receivable, which are reported in selling and administrative expense on the consolidated statements of operation.
(b)(Gain) loss on sales of businesses, net, of $3.7 million for the quarter ended March 30, 2025 represents a loss on the sale of certain non-core European operations from the HPMC segment.
Critical Accounting Policies
Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 28, 2025.

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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty materials and changes in international trade duties and other aspects of international trade policy; (b) material adverse changes in the markets we serve; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses; (d) volatility in the price and availability of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) labor disputes or work stoppages; (g) equipment outages; (h) the risks of business and economic disruption associated with extraordinary events beyond our control, such as war, terrorism, international conflicts, public health issues, such as epidemics or pandemics, natural disasters and climate-related events that may arise in the future; and (i) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 28, 2025, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. Any gain or loss associated with this hedging arrangement was included in interest expense. There are no outstanding derivative interest rate contracts at March 29, 2026.
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
At March 29, 2026, the outstanding financial derivatives used to hedge our exposure to energy cost volatility consisted of natural gas hedges covering approximately 60% of our forecasted domestic requirements for natural gas for the remainder of 2026 and approximately 25% for 2027. At March 29, 2026, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $1.8 million, comprised of $0.5 million in prepaid expenses and other current assets, $0.1 million in other long-term assets, $2.0 million in other current liabilities, and $0.4 million in other long-term liabilities on the balance sheet. For the quarter ended March 29, 2026, natural gas hedging activity increased cost of sales by $2.1 million.
Volatility of Raw Material Prices. We use raw material surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2025, we used approximately 70 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 29, 2026, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 1 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 2% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At March 29, 2026, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $1.1 million, comprised of $1.1 million in prepaid expenses and other current assets, $0.1 million in other long-term assets, and $0.1 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies we expect to receive from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 29, 2026, we had no material outstanding foreign currency forward contracts.

We may also use derivative instruments that are not designated as hedges to protect our results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations, and we recognized $1.0 million of expense, net for settled foreign currency forward contracts that were not designated as hedges during the quarter ended March 29, 2026, and $1.8 million of income, net, during the quarter ended March 30, 2025, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of March 29, 2026.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 29, 2026, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 29, 2026 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 29, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, environmental, health and safety matters and occupational disease (including as each relates to alleged asbestos exposure), as well as patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 28, 2025, and addressed in Note 16 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
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
The following is an update to and should be read in conjunction with Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2025. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10- K for the year ended December 28, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The conflict between the United States, Israel, and Iran and related geopolitical instability may adversely affect our business and results of operations.

In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, could lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions, and adversely impact customer spending patterns in markets in which we operate. While we do not expect the impacts of conflict between the United States, Israel, and Iran to have a significant effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of potential future impacts at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprised of shares repurchased by ATI under the $700 million Share Repurchase Program authorized by the Company’s Board of Directors in September 2024 and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation. In February 2026, the Company announced a Share Repurchase Program, authorizing an additional $500 million in combination with $120 million, which was remaining from its prior authorization at the time of announcement. The Company’s current Stock Repurchase Program has no time limit, does not obligate the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 29, 2025 - February 1, 2026	665,297	$120.99	—	$620,000,228
February 2, 2026 - March 1, 2026	156,795	$159.46	156,795	$590,000,669
March 2, 2026 - March 29, 2026	322,371	$156.92	318,392	$545,001,514
Total	1,144,463	$136.38	475,187	$545,001,514
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases

Item 5.	Other Information
Rule 10b5-1 Plan Elections

During the fiscal quarter ended March 29, 2026, Kimberly A. Fields, the Company’s President and Chief Executive Officer, entered into a pre-arranged stock trading plan on February 5, 2026, which provides for the potential sale of up to 227,022 shares of the Company’s common stock between May 11, 2026 and January 27, 2027 for her personal tax and estate planning purposes. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense criteria articulated by Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, as well as the Company’s policies and procedures pertaining to transactions in Company securities.

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
ATI INC.
(Registrant)

Date:	April 30, 2026	By	/s/ James Robert Foster
James Robert Foster
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2026	By	/s/ Michael B. Miller
Michael B. Miller
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)