Form 10-Q
period 2026-06-28
ATI INC
filed 2026-08-06
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At August 3, 2026, the registrant had outstanding 136,170,383 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended June 28, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 28, 2026	December 28, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$783.0	$416.7
Accounts receivable, net	646.6	686.1
Short-term contract assets	95.9	72.8
Inventories, net	1,667.5	1,403.2
Prepaid expenses and other current assets	87.4	101.2
Total Current Assets	3,280.4	2,680.0
Property, plant and equipment, net	1,980.7	1,940.6
Goodwill	225.2	225.2
Other assets	252.6	253.8
Total Assets	$5,738.9	$5,099.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$656.6	$568.2
Accrued liabilities	208.9	240.5
Short-term contract liabilities	143.5	146.4
Short-term debt and current portion of long-term debt	383.6	31.1
Other current liabilities	17.1	20.1
Total Current Liabilities	1,409.7	1,006.3
Long-term debt	1,808.4	1,718.3
Accrued postretirement benefits	150.8	158.5
Pension liabilities	43.2	41.4
Other long-term liabilities	328.6	258.4
Total Liabilities	3,740.7	3,182.9
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-142,871,688 shares at June 28, 2026 and 142,871,688 shares at December 28, 2025; outstanding-136,168,724 shares at June 28, 2026 and 135,934,852 shares at December 28, 2025	14.3	14.3
Additional paid-in capital	1,772.3	1,884.6
Retained earnings	738.5	468.7
Treasury stock: 6,702,964 shares at June 28, 2026 and 6,936,836 shares at December 28, 2025	(583.6)	(502.7)
Accumulated other comprehensive loss, net of tax	(64.8)	(60.4)
Total ATI stockholders’ equity	1,876.7	1,804.5
Noncontrolling interests	121.5	112.2
Total Equity	1,998.2	1,916.7
Total Liabilities and Equity	$5,738.9	$5,099.6

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Year-to-date period ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales	$1,261.1	$1,140.4	$2,412.6	$2,284.8

Cost of sales	951.3	897.9	1,839.9	1,806.5
Gross profit	309.8	242.5	572.7	478.3
Selling and administrative expenses	95.7	82.8	187.8	167.8
Restructuring charges (credits)	3.9	(1.3)	10.9	(1.3)
(Gain) loss on asset sales and sales of businesses, net	(9.8)	—	(9.8)	3.9
Operating income	220.0	161.0	383.8	307.9
Nonoperating retirement benefit expense	(4.3)	(4.1)	(8.6)	(8.0)
Interest expense, net	(23.9)	(25.4)	(47.6)	(48.4)
Other income, net	1.1	1.8	1.9	3.3
Income before income taxes	192.9	133.3	329.5	254.8
Income tax provision	38.6	29.3	54.7	50.3
Net income	154.3	104.0	274.8	204.5
Less: Net income attributable to noncontrolling interests	3.3	3.3	5.6	6.8
Net income attributable to ATI	$151.0	$100.7	$269.2	$197.7

Basic net income attributable to ATI per common share	$1.11	$0.72	$1.97	$1.40

Diluted net income attributable to ATI per common share	$1.09	$0.70	$1.94	$1.38

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended		Year-to-date period ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$154.3	$104.0	$274.8	$204.5
Currency translation adjustment
Unrealized net change arising during the period	2.0	18.3	0.2	25.7
Reclassification adjustment included in net income	—	—	—	5.1
Total	2.0	18.3	0.2	30.8
Derivatives
Net derivatives (loss) gain on hedge transactions	(3.1)	(4.4)	(0.7)	2.0
Reclassification to net income of net realized (gain) loss	(0.4)	1.6	(3.3)	2.6
Less: Income taxes on derivative transactions	(0.9)	(0.6)	(1.0)	1.1
Total	(2.6)	(2.2)	(3.0)	3.5
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	1.3	1.3	2.6	2.6
Prior service cost
Amortization to net income of net prior service (credits) costs	—	(0.1)	0.1	(0.2)
Less: Income taxes on postretirement benefit plans	0.2	0.4	0.6	0.7
Total	1.1	0.8	2.1	1.7
Other comprehensive income (loss), net of tax	0.5	16.9	(0.7)	36.0
Comprehensive income	154.8	120.9	274.1	240.5
Less: Comprehensive income attributable to noncontrolling interests	5.7	5.1	9.3	9.8
Comprehensive income attributable to ATI	$149.1	$115.8	$264.8	$230.7

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Year-to-date period ended
	June 28, 2026	June 29, 2025
Operating Activities:
Net income	$274.8	$204.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.0	82.4
Non-cash restructuring charges, net	5.1	—
Share-based compensation	14.1	14.6
Deferred taxes	17.5	33.5
Net gain from disposal of property, plant and equipment	(9.8)	0.2
Net loss on sales of businesses	—	3.7
Changes in operating assets and liabilities:
Inventories	(266.0)	(50.6)
Accounts receivable	39.8	(71.9)
Accounts payable	90.2	(56.0)
Retirement benefits	(3.2)	(4.1)
Accrued liabilities and other	8.5	(87.3)
Cash provided by operating activities	260.0	69.0
Investing Activities:
Purchases of property, plant and equipment	(123.8)	(125.4)
Proceeds from disposal of property, plant and equipment	5.6	0.1
Proceeds from sales of businesses, net of transaction costs	1.4	2.0
Other	—	4.1
Cash used in investing activities	(116.8)	(119.2)
Financing Activities:
Proceeds from issuance of senior notes	450.0	—
Repayment of finance lease obligations	(16.7)	(16.3)
Net borrowings under international credit facilities	2.5	—
Debt issuance costs	(5.7)	—
Purchase of treasury stock	(125.0)	(320.0)
Shares repurchased for income tax withholding on share-based compensation and other	(81.7)	(29.5)
Cash provided by (used in) financing activities	223.4	(365.8)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	14.4
Increase (decrease) in cash and cash equivalents	366.3	(401.6)
Cash and cash equivalents at beginning of period	416.7	721.2
Cash and cash equivalents at end of period	$783.0	$319.6

The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, March 30, 2025	$14.3	$1,873.8	$161.3	$(105.0)	$(71.6)	$109.5	$1,982.3
Net income	—	—	100.7	—	—	3.3	104.0
Other comprehensive income	—	—	—	—	15.1	1.8	16.9
Purchase of treasury stock	—	—	—	(252.6)	—	—	(252.6)
Employee stock plans	—	5.7	0.2	1.5	—	—	7.4
Balance, June 29, 2025	$14.3	$1,879.5	$262.2	$(356.1)	$(56.5)	$114.6	$1,858.0
Balance, March 29, 2026	$14.3	$1,766.7	$586.9	$(534.5)	$(62.9)	$115.8	$1,886.3
Net income	—	—	151.0	—	—	3.3	154.3
Other comprehensive income (loss)	—	—	—	—	(1.9)	2.4	0.5
Purchase of treasury stock	—	—	—	(50.0)	—	—	(50.0)
Employee stock plans	—	5.6	0.6	0.9	—	—	7.1
Balance, June 28, 2026	$14.3	$1,772.3	$738.5	$(583.6)	$(64.8)	$121.5	$1,998.2

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 29, 2024	$14.3	$1,943.9	$64.3	$(82.6)	$(89.5)	$104.8	$1,955.2
Net income	—	—	197.7	—	—	6.8	204.5
Other comprehensive income	—	—	—	—	33.0	3.0	36.0
Purchase of treasury stock	—	—	—	(322.8)	—	—	(322.8)
Employee stock plans	—	(64.4)	0.2	49.3	—	—	(14.9)
Balance, June 29, 2025	$14.3	$1,879.5	$262.2	$(356.1)	$(56.5)	$114.6	$1,858.0
Balance, December 28, 2025	$14.3	$1,884.6	$468.7	$(502.7)	$(60.4)	$112.2	$1,916.7
Net income	—	—	269.2	—	—	5.6	274.8
Other comprehensive income (loss)	—	—	—	—	(4.4)	3.7	(0.7)
Purchase of treasury stock	—	—	—	(125.0)	—	—	(125.0)
Employee stock plans	—	(112.3)	0.6	44.1	—	—	(67.6)
Balance, June 28, 2026	$14.3	$1,772.3	$738.5	$(583.6)	$(64.8)	$121.5	$1,998.2

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
Reclassifications
The Company reclassified certain prior period amounts in its unaudited consolidated balance sheets to conform to our current period presentation. Specifically, we have reclassified certain amounts in “Other current liabilities” to “Accrued liabilities”. This reclassification has no impact on total liabilities or cash flows.
Note 2. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company operates in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). Revenue is disaggregated within these two business segments by diversified global markets, primary geographical markets and diversified products. Comparative information regarding the Company’s overall revenues by global and geographical markets for the quarters and year-to-date periods ended June 28, 2026 and June 29, 2025 is included in the following tables.

(in millions)	Quarter ended
	June 28, 2026			June 29, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines - Commercial	$462.0	$46.3	$508.3	$419.6	$28.2	$447.8
Airframes - Commercial	74.5	117.2	191.7	77.3	117.9	195.2
Defense	53.5	108.5	162.0	61.8	57.0	118.8
Total Aerospace & Defense	590.0	272.0	862.0	558.7	203.1	761.8

Other Markets:
Specialty Energy	15.3	43.9	59.2	14.7	48.8	63.5
Electronics	—	38.2	38.2	—	43.7	43.7
Medical	7.7	15.3	23.0	15.4	23.5	38.9
Automotive	1.0	71.3	72.3	2.8	62.0	64.8
Conventional Energy	2.7	100.8	103.5	1.4	91.5	92.9
Construction/Mining	10.9	24.0	34.9	8.1	25.2	33.3
Other	9.5	58.5	68.0	7.7	33.8	41.5
Total Other Markets	47.1	352.0	399.1	50.1	328.5	378.6

Total	$637.1	$624.0	$1,261.1	$608.8	$531.6	$1,140.4

(in millions)	Year-to-date period ended
	June 28, 2026			June 29, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines - Commercial	$893.0	$87.3	$980.3	$816.9	$52.3	$869.2
Airframes - Commercial	153.2	225.1	378.3	159.1	241.9	401.0
Defense	112.5	188.5	301.0	120.2	125.8	246.0
Total Aerospace & Defense	1,158.7	500.9	1,659.6	1,096.2	420.0	1,516.2

Other Markets:
Specialty Energy	30.9	89.9	120.8	27.1	86.9	114.0
Electronics	—	66.5	66.5	—	83.3	83.3
Medical	17.4	33.1	50.5	31.2	50.1	81.3
Automotive	1.7	132.1	133.8	4.2	121.2	125.4
Conventional Energy	4.6	183.1	187.7	3.1	211.6	214.7
Construction/Mining	22.6	51.3	73.9	15.2	51.0	66.2
Other	15.5	104.3	119.8	15.9	67.8	83.7
Total Other Markets	92.7	660.3	753.0	96.7	671.9	768.6

Total	$1,251.4	$1,161.2	$2,412.6	$1,192.9	$1,091.9	$2,284.8

(in millions)	Quarter ended
	June 28, 2026			June 29, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$380.2	$417.1	$797.3	$350.3	$300.1	$650.4
Europe	173.8	59.0	232.8	168.7	67.1	235.8
Asia	36.4	73.1	109.5	43.8	105.4	149.2
Canada	21.9	21.3	43.2	17.0	22.9	39.9
South America, Middle East and other	24.8	53.5	78.3	29.0	36.1	65.1
Total	$637.1	$624.0	$1,261.1	$608.8	$531.6	$1,140.4

(in millions)	Year-to-date period ended
	June 28, 2026			June 29, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$715.8	$774.0	$1,489.8	$666.7	$627.5	$1,294.2
Europe	375.4	106.1	481.5	360.0	136.5	496.5
Asia	73.3	140.1	213.4	77.1	186.4	263.5
Canada	41.7	43.7	85.4	37.1	42.6	79.7
South America, Middle East and other	45.2	97.3	142.5	52.0	98.9	150.9
Total	$1,251.4	$1,161.2	$2,412.6	$1,192.9	$1,091.9	$2,284.8

Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	June 28, 2026			June 29, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	51%	52%	51%	44%	53%	48%
Precision forgings, castings and components	35%	—%	18%	39%	—%	21%
Titanium and titanium-based alloys	14%	16%	15%	17%	17%	17%
Zirconium and related alloys	—%	22%	11%	—%	19%	9%
Precision rolled strip products	—%	10%	5%	—%	11%	5%
Total	100%	100%	100%	100%	100%	100%

	Year-to-date period ended
	June 28, 2026			June 29, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	48%	52%	50%	43%	54%	48%
Precision forgings, castings and components	36%	—%	19%	39%	—%	21%
Titanium and titanium-based alloys	16%	16%	16%	18%	17%	18%
Zirconium and related alloys	—%	21%	10%	—%	18%	8%
Precision rolled strip products	—%	11%	5%	—%	11%	5%
Total	100%	100%	100%	100%	100%	100%
The Company maintained a backlog of confirmed orders totaling $4.4 billion and $3.7 billion at June 28, 2026 and June 29, 2025, respectively. Due to the structure of the Company’s long-term agreements, approximately 70% of this backlog at June 28, 2026 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Accounts Receivable
As of June 28, 2026 and December 28, 2025, gross accounts receivable from customers were $650.8 million and $690.3 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts for the year-to-date periods ended June 28, 2026 and June 29, 2025:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	June 28, 2026	June 29, 2025
Balance as of beginning of year	$4.2	$15.0
Expense to increase the reserve	—	0.6
Write-offs and recoveries of uncollectible accounts	—	(12.2)
Balance as of period end	$4.2	$3.4
Contract Balances
The following represents the rollforward of contract assets and liabilities for the year-to-date periods ended June 28, 2026 and June 29, 2025:

(in millions)
Contract Assets
Short-term	June 28, 2026	June 29, 2025
Balance as of beginning of year	$72.8	$75.6
Recognized in current year	84.1	62.0
Reclassified to accounts receivable	(61.0)	(51.2)
Balance as of period end	$95.9	$86.4

(in millions)
Contract Liabilities
Short-term	June 28, 2026	June 29, 2025
Balance as of beginning of year	$146.4	$169.4
Recognized in current year	88.8	78.6
Amounts in beginning balance reclassified to revenue	(65.2)	(68.6)
Current year amounts reclassified to revenue	(32.2)	(22.0)
Other	(1.2)	(0.4)
Reclassification from long-term	6.9	14.7
Balance as of period end	$143.5	$171.7

Long-term(a)	June 28, 2026	June 29, 2025
Balance as of beginning of year	$91.3	$45.3
Recognized in current year	69.7	2.4
Amounts in beginning balance reclassified to revenue	(3.6)	(0.4)
Other	(1.1)	(2.4)
Reclassification to short-term	(6.9)	(14.7)
Balance as of period end	$149.4	$30.2
(a) Long-term contract liabilities are included in other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $16.2 million and $15.6 million as of June 28, 2026 and December 28, 2025, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the quarter and year-to-date periods ended June 28, 2026 was $0.5 million and $1.0 million, respectively. Contract cost amortization expense for the quarter and year-to-date period ended June 29, 2025 was $0.7 million and $0.9 million, respectively.
Note 3. Inventories
Inventories at June 28, 2026 and December 28, 2025 were as follows:

(in millions)
	June 28, 2026	December 28, 2025
Raw materials and supplies	$336.7	$245.6
Work-in-process	1,344.3	1,137.4
Finished goods	103.7	100.6
	1,784.7	1,483.6
Inventory valuation reserves	(117.2)	(80.4)
Total inventories, net	$1,667.5	$1,403.2
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at June 28, 2026 and December 28, 2025 was as follows:

(in millions)
	June 28, 2026	December 28, 2025
Land	$31.2	$31.2
Buildings and leasehold improvements	810.3	759.2
Equipment	3,452.1	3,389.8
	4,293.6	4,180.2
Accumulated depreciation and amortization	(2,312.9)	(2,239.6)
Total property, plant and equipment, net	$1,980.7	$1,940.6
The construction in progress portion of property, plant and equipment at June 28, 2026 and December 28, 2025 was $356.2 million and $359.4 million, respectively. Capital expenditures on the consolidated statement of cash flows for the quarters ended June 28, 2026 and June 29, 2025 exclude $37.7 million and $15.6 million, respectively, of accrued capital expenditures that were included in property, plant and equipment at June 28, 2026 and June 29, 2025, respectively.
Note 5. Divestitures
During the second quarter of 2026, the Company completed the sale of a previously closed manufacturing facility, which was part of the AA&S Segment. A $9.9 million gain on the sale of the facility is reported in gain/loss on asset sales and sales of businesses, net, on the consolidated statement of operations for the quarter and year-to-date period ended June 28, 2026. The Company received proceeds, net of transaction costs, from the sale of $9.8 million during the third quarter of 2026.
During the first quarter of 2025, the Company completed the sale of certain immaterial, non-core operations in Birmingham, UK and Dusseldorf, Germany, which were part of our European business in the HPMC Segment. A $3.7 million loss on sale of these operations is reported in gain/loss on asset sales and sales of businesses, net, on the consolidated statement of operations for the year-to-date period ended June 29, 2025, and is excluded from segment results. The Company received proceeds, net of transaction costs, of $5.0 million during fiscal year 2025. As of December 28, 2025, the Company expected to receive additional proceeds of $4.9 million, of which, $1.6 million was received during the year-to-date period ended June 28, 2026. These proceeds are reported as an investing activity on the consolidated statement of cash flows.
Note 6. Joint Ventures
The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statements of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity.
Majority-Owned Joint Venture
STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of ATI’s AA&S segment and manufactures Precision Rolled Strip

(PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of June 28, 2026 and December 28, 2025 were $102.3 million and $97.6 million, respectively.
Note 7. Supplemental Financial Statement Information
Other income, net for the quarters ended June 28, 2026 and June 29, 2025 was as follows:

(in millions)	Quarter ended		Year-to-date period ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Rent and royalty income	$1.1	$1.8	$1.9	$3.3
Total other income, net	$1.1	$1.8	$1.9	$3.3
Restructuring
The Company recognized restructuring charges of $3.9 million and $10.9 million in the quarter and year-to-date periods ended June 28, 2026, respectively, related to the rationalization of certain domestic facilities in the HPMC segment. On a year-to-date basis, these charges included $4.5 million of severance-related charges for approximately 100 employees, $4.1 million of impairment charges for equipment and leases, and $2.3 million of other related costs. These amounts are presented as restructuring charges in the consolidated statements of operations and are excluded from segment results. Additionally, the $2.0 million restructuring reserve balance at June 28, 2026 is recorded in accrued liabilities on the consolidated balance sheet.
During the quarter and year-to-date periods ended June 29, 2025, the Company derecognized $1.3 million of severance-related reserves for approximately 40 employees associated with a previous restructuring in the AA&S segment.
Restructuring reserves for severance cost activity is as follows:

(in millions)	Severance and Employee
Benefit Costs
Balance at December 28, 2025	$0.4
Additions	4.5
Payments	(2.9)
Balance at June 28, 2026	$2.0
Supplier Financing
The Company participates in supplier financing programs with a financial institution to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, this financial institution provides early payment to suppliers at their request for invoices that ATI has confirmed as valid at a predetermined discount rate commensurate with the creditworthiness of ATI. As of June 28, 2026 and December 28, 2025, the Company had $101.1 million and $52.8 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.
Accounts Receivable Securitization
On September 19, 2025, ATI Specialty Materials, LLC (Specialty Materials) and its indirect wholly owned subsidiary, ATI Securitization LLC (ATI Securitization) entered into a three-year, $125.0 million Receivables Purchase and Financing Agreement (the Receivables Facility) with PNC Bank, National Association, as Administrative Agent, and certain Purchasers/Lenders party thereto. Under the Receivables Facility, Specialty Materials sells or contributes, on an ongoing basis, certain of its trade accounts receivable, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, ATI Securitization Holdings LLC (ATI Holdings). ATI Holdings subsequently sells or contributes those receivable and related security and interests to ATI Securitization, its wholly owned subsidiary, which is a consolidated bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Facility. ATI Securitization may borrow from, and/or sell receivables under the Receivables Facility at fair value and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interest in the proceeds thereof. In all instances, Specialty Materials retains the servicing of the accounts receivable transferred, which includes collection and administrative activities. ATI has agreed to guarantee the performance of Specialty Materials obligations under the Receivables Facility.
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
During the quarterly period ended June 28, 2026, ATI Securitization sold $20.0 million of accounts receivable in exchange for $20.0 million of cash and also collected $20.0 million of accounts receivable transferred to ATI Securitization under the Receivables Facility. During the year-to-date period ended June 28, 2026, ATI Securitization sold $60.0 million of accounts receivable in exchange for $60.0 million of cash, and collected $20.0 million of accounts receivables transferred to ATI Securitization under the Receivables Facility. For the quarter and year-to-date periods ended June 28, 2026, the Company recorded a $1.3 million and $2.3 million charges, respectively, associated with the sales of the accounts receivable within selling and administrative expenses on its consolidated statement of operations, which is excluded from segment results. As of June 28, 2026, the Company has utilized $120 million of the maximum aggregate funding available under the Receivables Facility.
There were no borrowings under the Receivables Facility during the year-to-date period ended June 29, 2025.
Other Customer Receivable Sales
In the second quarter and year-to-date periods ended June 28, 2026 , the Company sold $118.7 million and $250.4 million, respectively, of certain customers’ accounts receivable through programs established by those customers with third-party financial institutions. In the second quarter and year-to-date period ended June 29, 2025, the Company sold $91.5 million and $164.1 million, respectively, of certain customers’ accounts receivable through the same or similar programs. These customers have extended payment terms and provide the programs to enable suppliers to receive more timely payments. The Company has no continuing involvement with the receivables sold under these programs, including no servicing requirement. The proceeds from these transactions are presented as changes in receivables within operating activities in the consolidated statement of cash flows. The losses associated with these transactions of $1.3 million and $2.7 million for the quarter and year-to-date periods ended June 28, 2026, respectively, and $1.3 million and $2.7 million for the quarter and year-to-date periods ended June 29, 2025, respectively, are reflected in the Company’s consolidated statements of operations and are excluded from segment results.

Note 8. Debt
Debt at June 28, 2026 and December 28, 2025 was as follows:

(in millions)
	June 28, 2026	December 28, 2025
ATI Inc. 7.25% Senior Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Senior Notes due 2033	450.0	—
ATI Inc. 5.875% Senior Notes due 2027	350.0	350.0
ATI Inc. 5.125% Senior Notes due 2031	350.0	350.0
ATI Inc. 4.875% Senior Notes due 2029	325.0	325.0
ABL Term Loan	200.0	200.0
U.S. revolving credit facility	—	—
Foreign credit facilities	2.7	—
Finance leases and other	106.4	111.0
Debt issuance costs	(17.1)	(11.6)
Debt	2,192.0	1,749.4
Short-term debt and current portion of long-term debt	383.6	31.1
Long-term debt	$1,808.4	$1,718.3
2033 Senior Notes
On June 3, 2026, the Company issued $450 million in aggregate principal amount of 5.875% Senior Notes due 2033 (2033 Notes). Interest on the 2033 Notes is payable semi-annually in arrears at a rate of 5.875% per year. The 2033 Notes mature on June 15, 2033. The 2033 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all its existing and future senior unsecured debt. The 2033 Notes restrict the Company’s ability to incur certain liens, enter into sale leaseback transactions, guarantee certain indebtedness or consolidate with or merge into another entity or sell, transfer or lease all, or substantially all, of its assets.
The Company received proceeds of $443.1 million from the issuance of the 2033 Notes, which were net of $6.9 million of underwriting fees and other third-party expenses. These debt issuance costs were recorded as a reduction to the carrying value of the debt and will be amortized over the 7-year term of the 2033 Notes.
Prior to June 15, 2029, the Company has the option to redeem the 2033 Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2033 Notes. The 2033 Notes are subject to redemption upon the occurrence of a change in control repurchase event (as defined in the 2033 Notes) at a redemption price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the 2033 Notes repurchased.
2027 Senior Notes
On June 8, 2026, the Company exercised its right to redeem the entire outstanding $350 million in aggregate principal amount of its 5.875% Notes due 2027 (2027 Notes), and The Bank of New York Mellon, as trustee, issued a notice of redemption to registered holders of the 2027 Notes. The 2027 Notes were fully redeemed on July 8, 2026 using a portion of the proceeds from the sale of the Company's 2033 Notes. As of June 28, 2026, the outstanding balance of the 2027 Notes, net of unamortized debt issuance costs have been classified as current liabilities on the consolidated balance sheets. Refer to Note 17 – Subsequent Events for further discussion and detail on the redemption of the 2027 Notes..
Revolving Credit Facility
The Company's amended Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s operations, consists of a $200 million term loan (Term Loan) and a $600 million revolving credit facility, which includes a letter of credit sub-facility of up to $200 million and a swing loan facility of up to $60 million. Through June 13, 2026 and as long as no default or event of default had occurred and was continuing, the Company had the ability to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw Term Loan), which the Company did not exercise. The Term Loan bears interest at a rate of 2.0% above the adjusted Secured Overnight Financing Rate (SOFR) and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The ABL facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL term runs through June of 2030.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of June 28, 2026. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 4.875% Senior Notes due 2029, 7.25% Senior Notes due 2030 and 5.125% Senior Notes due 2031. Costs associated with entering into the June 2025 ABL amendment were $2.8 million, and are being amortized to interest expense over the extended term of the facility ending June 2030, along with $1.9 million of unamortized deferred costs previously recorded for the ABL. The ABL, as amended, also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.
As of June 28, 2026, there were no outstanding borrowings under the revolving portion of the ABL facility, and $29.3 million was utilized to support the issuance of letters of credit. There were average revolving credit borrowings of $65.9 million and $64.0 million for the quarter and year-to-date periods June 28, 2026, respectively, bearing an average annual interest rate of 5.0% and 5.2%, respectively, under the ABL facility. There were no revolving credit borrowings under the ABL facility as of June 29, 2025. The Company also has foreign credit facilities, primarily in China, that total $75.4 million based on June 28, 2026 foreign exchange rates, $2.7 million of which was drawn as of June 28, 2026. There were no amounts drawn under foreign credit facilities as of December 28, 2025.
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
The majority of ATI’s products are sold under contractual arrangements that include raw material surcharges and index mechanisms. However, as of June 28, 2026, the Company had entered into financial hedging arrangements, primarily at the request of its customers related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged is the variable selling price or the variable raw material cost, respectively.
At June 28, 2026, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility consisted of natural gas cost hedges. At June 28, 2026, the Company hedged approximately 70% of its forecasted domestic requirements for natural gas for the remainder of 2026 and approximately 40% for 2027.
While most of the Company’s direct export sales are transacted in U.S. dollars, it uses foreign currency exchange contracts, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies it expects to receive from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 28, 2026, the Company had no material outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no outstanding derivative interest rate contracts at June 28, 2026.
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

(In millions) Asset derivatives	Balance sheet location	June 28, 2026	December 28, 2025
Derivatives designated as hedging instruments:
Natural gas contracts	Prepaid expenses and other current assets	$0.4	$1.0
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.2	0.6
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	0.1
Natural gas contracts	Other assets	0.2	0.1
Total derivatives designated as hedging instruments		$1.0	$1.8
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Other current liabilities	$2.5	$0.1
Natural gas contracts	Other current liabilities	2.3	1.3
Natural gas contracts	Other long-term liabilities	0.2	0.4
Nickel and other raw material contracts	Other long-term liabilities	0.2	—
Total derivatives designated as hedging instruments		$5.2	$1.8
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of June 28, 2026. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at June 28, 2026, a pre-tax loss of $4.0 million is expected to be recognized over the next 12 months.
Activity for derivatives designated as cash flow hedges for the quarters and year-to-date periods ended June 28, 2026 and June 29, 2025 was as follows:

(In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Quarter ended		Quarter ended
Derivatives in Cash Flow Hedging Relationships	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Nickel and other raw material contracts	$(1.4)	$(1.4)	$1.1	$(1.2)
Natural gas contracts	(1.0)	(1.9)	(0.9)	—
Foreign exchange contracts	0.1	(0.1)	0.1	—
Total	$(2.3)	$(3.4)	$0.3	$(1.2)

(In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Year-to-date period ended		Year-to-date period ended
Derivatives in Cash Flow Hedging Relationships	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Nickel and other raw material contracts	$(0.5)	$(0.7)	$1.5	$(2.2)
Natural gas contracts	(0.4)	2.4	0.7	0.1
Foreign exchange contracts	0.4	(0.2)	0.3	0.1
Total	$(0.5)	$1.5	$2.5	$(2.0)
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
The Company may also use derivative instruments that are not designated as hedges to protect the Company’s results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations. The Company did not recognize any expense for the quarter ended June 28, 2026, and the Company recognized $1.0 million of expense, net for settled foreign currency forward contracts that were not designated as hedges during the year-to-date period ended June 28, 2026. The Company recognized $1.1 million and 2.9 million of income, net, during the second quarter and year-to-date periods ended June 29, 2025, respectively, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of June 28, 2026.
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 28, 2026 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$783.0	$783.0	$783.0	$—
Derivative financial instruments:
Assets	1.0	1.0	—	1.0
Liabilities	5.2	5.2	—	5.2
Debt (a)	2,209.1	1,767.6	1,458.5	309.1
The estimated fair value of financial instruments at December 28, 2025 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$416.7	$416.7	$416.7	$—
Derivative financial instruments:
Assets	1.8	1.8	—	1.8
Liabilities	1.8	1.8	—	1.8
Debt(a)	1,761.0	1,787.9	1,476.9	311.0
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
Note 11. Business Segments
The Company operates under two business segments: HPMC and AA&S. ATI’s Chief Operating Decision Maker (CODM) is its President and Chief Executive Officer. Segment EBITDA, the Company’s segment operating measure, is used by the CODM to assess segment operating performance and to determine the allocation of resources. Segment EBITDA as a percentage of segment revenues is utilized to assess the profitability of each segment and whether the Company’s strategies are resulting in margin expansion and expected operating performance improvements. The measure of segment EBITDA excludes net interest expense, income taxes, depreciation and amortization, goodwill impairment charges, debt extinguishment charges, corporate expenses, closed operations and other income (expense), restructuring and other credits/charges, gains or losses on the sale of accounts receivables, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated:

(In millions)	Quarter ended June 28, 2026			Quarter ended June 29, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$637.1	$624.0	$1,261.1	$608.8	$531.6	$1,140.4
Intersegment sales	44.1	118.6	162.7	53.3	46.9	100.2
Total sales	681.2	742.6	1,423.8	662.1	578.5	1,240.6

Reconciliation of sales
Elimination of intersegment sales			(162.7)			(100.2)
Total consolidated sales			$1,261.1			$1,140.4

Less(1):
Allocated corporate overhead	16.8	17.8		18.5	19.9
Other segment items(2)	510.9	577.2		499.6	481.9
Segment EBITDA	153.5	147.6	301.1	144.0	76.7	220.7

Reconciliation of segment EBITDA
Corporate expenses			(14.9)			(15.4)
Closed operations and other income			(1.8)			2.4
Depreciation & amortization			(44.0)			(41.6)
Interest expense, net			(23.9)			(25.4)
Restructuring and other charges			(23.6)			(7.4)
Loss on sales of businesses			—			—

Income before taxes			$192.9			$133.3

(In millions)	Year-to-date period ended June 28, 2026			Year-to-date period ended June 29, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$1,251.4	$1,161.2	$2,412.6	$1,192.9	$1,091.9	$2,284.8
Intersegment sales	85.2	218.2	303.4	113.2	104.3	217.5
Total sales	1,336.6	1,379.4	2,716.0	1,306.1	1,196.2	2,502.3

Reconciliation of sales
Elimination of intersegment sales			(303.4)			(217.5)
Total consolidated sales			$2,412.6			$2,284.8

Less(1):
Allocated corporate overhead	32.4	34.1		34.3	36.0
Other segment items(2)	997.8	1,100.7		996.8	1,000.1
Segment EBITDA	306.4	244.6	551.0	275.0	160.1	435.1

Reconciliation of segment EBITDA
Corporate expenses			(31.9)			(32.8)
Closed operations and other income			(3.0)			—
Depreciation & amortization			(89.0)			(82.4)
Interest expense, net			(47.6)			(48.4)
Restructuring and other charges			(50.0)			(13.0)
Loss on sales of businesses			—			(3.7)

Income before taxes			$329.5			$254.8

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
Total international sales for the second quarter and year-to-date periods ended June 28, 2026 were $463.8 million and $922.8 million, respectively, and $490.0 million and $990.6 million for the second quarter and year-to-date period ended June 29, 2025, respectively. Of these amounts, sales by operations in the U.S. to customers in other countries for the second quarter and year-to-date period ended June 28, 2026 were $362.7 million and $738.0 million, respectively, and $393.4 million and $808.3 million for the second quarter and year-to-date period ended June 29, 2025, respectively.
Restructuring and other charges of $23.6 million for the quarter ended June 28, 2026 include $10.1 million of start-up and transaction-related costs, $3.9 million of restructuring-related severance, impairment, and other costs, $7.0 million of transformation-related costs, and $2.6 million of losses on the sale of accounts receivable, which are included within selling and administrative expenses on the consolidated statements of operations. Restructuring and other charges of $50.0 million for the year-to-date period ended June 28, 2026 include $21.2 million of start-up and transaction-related costs and $1.1 million of restructuring-related impairment costs, which are primarily included within cost of sales on the consolidated statements of operations, $10.9 million of restructuring-related severance, impairment, and other costs, $11.8 million of transformation-related costs, and $5.0 million of losses on the sale of accounts receivable, which are included within selling and administrative expenses on the consolidated statements of operations.
Restructuring and other charges of $7.4 million for the quarter ended June 29, 2025 include $7.1 million of start-up and transaction-related costs, which are included within cost of sales on the consolidated statements of operations. These charges also include $1.6 million of losses on the sale of accounts receivables, which are included within selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $1.3 million due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment. Restructuring and other charges of $13 million for the year-to-date period ended June 29, 2025 include $11.1 million of start-up and transaction related costs, which are included within cost of sales on the consolidated statements of operations and $3.2 million of losses on the sale of accounts receivable, which are included within selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $1.3 million due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment.
Certain additional information regarding the Company’s business segments is presented below:

	Quarter ended		Year-to-date period ended
(In millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Depreciation and amortization:
High Performance Materials & Components	$20.6	$20.9	$40.2	$40.6
Advanced Alloys & Solutions	21.8	19.1	45.5	38.6
Other	1.6	1.6	3.3	3.2
Total depreciation and amortization	$44.0	$41.6	$89.0	$82.4
Capital expenditures:
High Performance Materials & Components	$45.2	$45.2	$73.6	$74.6
Advanced Alloys & Solutions	21.9	26.2	46.7	49.2
Corporate	1.5	0.7	3.5	1.6
Total capital expenditures	$68.6	$72.1	$123.8	$125.4

(In millions)
Identifiable assets:	June 28, 2026	December 28, 2025
High Performance Materials & Components	$2,404.1	$2,368.6
Advanced Alloys & Solutions	2,528.0	2,249.1
Corporate:
Deferred Taxes	33.4	33.5
Cash and cash equivalents and other	773.4	448.4
Total assets	$5,738.9	$5,099.6

($ in millions)	June 28, 2026	Percent of total	December 28, 2025	Percent of total
Total assets:
United States	$5,200.0	91%	$4,544.4	89%
China	322.0	6%	321.8	6%
Other	216.9	3%	233.4	5%
Total Assets	$5,738.9	100%	$5,099.6	100%
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

For the quarters ended June 28, 2026 and June 29, 2025, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits		Other Postretirement Benefits
(In millions)	Quarter ended		Quarter ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Service cost - benefits earned during the year	$1.5	$1.4	$0.1	$0.1
Interest cost on benefits earned in prior years	4.8	4.3	2.3	2.5
Expected return on plan assets	(4.1)	(3.9)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.1)	(0.2)
Amortization of net actuarial loss	—	—	1.3	1.3
Total retirement benefit expense	$2.3	$1.9	$3.6	$3.7
For the year-to-date periods ended June 28, 2026 and June 29, 2025, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
(In millions)	Year-to-date period ended		Year-to-date period ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Service cost - benefits earned during the year	$2.9	$2.7	$0.2	$0.2
Interest cost on benefits earned in prior years	9.6	8.6	4.5	4.9
Expected return on plan assets	(8.2)	(7.9)	—	—
Amortization of prior service cost (credit)	0.2	0.2	(0.1)	(0.4)
Amortization of net actuarial loss	—	—	2.6	2.6
Total retirement benefit expense	$4.5	$3.6	$7.2	$7.3
Note 13. Income Taxes
For the quarter and year-to-date periods ended June 28, 2026, the Company’s effective tax rate was 20.0% and 16.6%, respectively, resulting in an income tax provision of $38.6 million and $54.7 million, respectively. For the quarter and year-to-date periods ended June 29, 2025, the Company’s effective tax rate was 22% and 19.7%, respectively, resulting in an income tax provision of $29.3 million and $50.3 million, respectively. The effective tax rate for the quarter ended June 28, 2026 included discrete tax benefits of $1.2 million, and the effective tax rate for the year-to-date period ended June 28, 2026 included discrete tax benefits of $13.0 million, primarily related to share-based compensation for both periods. The effective tax rate for the quarter and year-to-date periods ended June 29, 2025 included discrete tax expense of $0.6 million and discrete tax benefits $4.5 million, respectively.
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

Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

(In millions, except per share amounts)	Quarter ended		Year-to-date period ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$151.0	$100.7	$269.2	$197.7
Denominator:
Denominator for basic net income per common share – weighted average shares	136.3	139.8	136.5	140.7
Effect of dilutive securities:
Share-based compensation	2.0	3.3	2.0	3.0
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	138.3	143.1	138.5	143.7
Basic net income attributable to ATI per common share	$1.11	$0.72	$1.97	$1.40
Diluted net income attributable to ATI per common share	$1.09	$0.70	$1.94	$1.38
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the Share Repurchase Program), most recently authorizing the repurchase of up to $700 million, as announced in September 2024, and an additional $500 million, as announced in February 2026. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter and year-to-date periods ended June 28, 2026, ATI used $50.0 million and $125.0 million to repurchase 0.3 million shares and 0.8 million shares, respectively, of its common stock under the Share Repurchase Program. At June 28, 2026, the Company has utilized all of the $700 million in repurchase authority announced in September 2024, and $5 million of the $500 million in repurchase authority announced in February 2026. As of June 28, 2026, total share repurchase authorization remaining under the Company’s active Share Repurchase Program was $495 million. In the quarter and year-to-date period ended June 29, 2025, ATI used $250.0 million and $320.0 million to repurchase 3.2 million and 4.4 million, respectively, of its common stock under the Share Repurchase Program.
The Company’s share repurchases are subject to a 1% excise tax due to the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the quarter ended June 28, 2026 were as follows:

(In millions)	Post- retirement benefit plans		Currency translation adjustment	Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, March 29, 2026		$(31.2)	$(55.2)		$0.2	$23.3	$(62.9)
OCI before reclassifications		—	(0.4)		(2.3)	—	(2.7)
Amounts reclassified from AOCI	(a)	1.1	—	(b)	(0.3)	—	0.8
Net current-period OCI		1.1	(0.4)		(2.6)	—	(1.9)
Balance, June 28, 2026		$(30.1)	$(55.6)		$(2.4)	$23.3	$(64.8)
Attributable to noncontrolling interests:
Balance, March 29, 2026		$—	$13.3		$—	$—	$13.3
OCI before reclassifications		—	2.4		—	—	2.4
Amounts reclassified from AOCI		—	—		—	—	—
Net current-period OCI		—	2.4		—	—	2.4
Balance, June 28, 2026		$—	$15.7		$—	$—	$15.7
The changes in AOCI by component, net of tax, for the year-to-date period ended June 28, 2026 were as follows:

(In millions)	Post- retirement benefit plans		Currency translation adjustment	Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 28, 2025		$(32.2)	$(52.1)		$0.6	$23.3	$(60.4)
OCI before reclassifications		—	(3.5)		(0.5)	—	(4.0)
Amounts reclassified from AOCI	(a)	2.1	—	(b)	(2.5)	—	(0.4)
Net current-period OCI		2.1	(3.5)		(3.0)	—	(4.4)
Balance, June 28, 2026		$(30.1)	$(55.6)		$(2.4)	$23.3	$(64.8)
Attributable to noncontrolling interests:
Balance, December 28, 2025		$—	$12.0		$—	$—	$12.0
OCI before reclassifications		—	3.7		—	—	3.7
Amounts reclassified from AOCI		—	—		—	—	—
Net current-period OCI		—	3.7		—	—	3.7
Balance, June 28, 2026		$—	$15.7		$—	$—	$15.7
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).

The changes in AOCI by component, net of tax, for the quarter ended June 29, 2025 were as follows:

(In millions)	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, March 30, 2025		$(29.6)		$(68.5)		$3.2	$23.3	$(71.6)
OCI before reclassifications		—		16.5		(3.4)	—	13.1
Amounts reclassified from AOCI	(a)	0.8	(b)	—	(d)	1.2	—	2.0
Net current-period OCI		0.8		16.5		(2.2)	—	15.1
Balance, June 29, 2025		$(28.8)		$(52.0)		$1.0	$23.3	$(56.5)
Attributable to noncontrolling interests:
Balance, March 30, 2025		$—		$6.9		$—	$—	$6.9
OCI before reclassifications		—		1.8		—	—	1.8
Amounts reclassified from AOCI		—	(c)	—		—	—	—
Net current-period OCI		—		1.8		—	—	$1.8
Balance, June 29, 2025		$—		$8.7		$—	$—	$8.7
The changes in AOCI by component, net of tax, for the year-to-date period ended June 29, 2025 were as follows:

(In millions)	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 29, 2024		$(30.5)		$(79.8)		$(2.5)	$23.3	$(89.5)
OCI before reclassifications		—		22.7		1.5	—	24.2
Amounts reclassified from AOCI	(a)	1.7	(b)	5.1	(d)	2.0	—	8.8
Net current-period OCI		1.7		27.8		3.5	—	33.0
Balance, June 29, 2025		$(28.8)		$(52.0)		$1.0	$23.3	$(56.5)
Attributable to noncontrolling interests:
Balance, December 29, 2024		$—		$5.7		$—	$—	$5.7
OCI before reclassifications		—		3.0		—	—	3.0
Amounts reclassified from AOCI		—	(c)	—		—	—	—
Net current-period OCI		—		3.0		—	—	$3.0
Balance, June 29, 2025		$—		$8.7		$—	$—	$8.7
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

Reclassifications out of AOCI for the quarter and year-to-date periods ended June 28, 2026 and June 29, 2025 were as follows:

(In millions)	Quarter ended		Year-to-date period ended
Details about AOCI Components	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$—	0.1	$(0.1)	0.2	(a)
Actuarial losses	(1.3)	(1.3)	(2.6)	(2.6)	(a)
	(1.3)	(1.2)	(2.7)	(2.4)	(d)	Total before tax
	(0.2)	(0.4)	(0.6)	(0.7)		Tax benefit (e)
	$(1.1)	$(0.8)	$(2.1)	$(1.7)		Net of tax

Currency translation adjustment	$—	$—	$—	$(5.1)	(b,d)

Derivatives
Nickel and other raw material contracts	$1.5	$(1.6)	$2.0	$(2.9)	(c)
Natural gas contracts	(1.2)	—	0.9	0.2	(c)
Foreign exchange contracts	0.1	—	0.4	0.1	(c)
	0.4	(1.6)	3.3	(2.6)	(d)	Total before tax
	0.1	(0.4)	0.8	(0.6)		Tax benefit (e)
	$0.3	$(1.2)	$2.5	$(2.0)		Net of tax
(a)Amounts are reported in nonoperating retirement benefit expense (see Note 12).
(b)Amounts in 2025 were included in gain/loss on asset sales and sales of businesses, net, as part of the loss on sale of the Birmingham, UK and Dusseldorf, Germany operations (see Note 5).
(c)Amounts related to derivatives are included in sales or cost of goods sold in the period or periods the hedged item affects earnings.
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
At June 28, 2026, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $6 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $21 million. Future investigation or remediation activities may result in the discovery of additional hazardous materials or potentially higher levels of contamination than discovered during prior investigation and may impact costs associated with the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations and cash flows.
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
The Company received employee retention tax credits under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) during the fiscal year ended December 31, 2022. Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the year-to-date period ended June 28, 2026, the Company did not recognize a benefit related to these credits. As of June 28, 2026, The Company has approximately $5 million of remaining deferred retention tax credits with statute of limitations expirations in 2028.
In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania (the Court). These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company filed a Motion to Dismiss the consolidated claims in January 2025. Following an August 2025 hearing on the Motion to Dismiss, the magistrate judge overseeing the Motion issued a report recommending that all of the plaintiffs’ claims be dismissed for lack of standing. On July 27, 2026, the Court granted the Company's Motion to Dismiss. In the event the plaintiffs challenge the grant of the Motion to Dismiss, the Company disputes and intends to vigorously defend against these claims but cannot predict their outcome or estimate any range of reasonably possible loss at this time.
Note 17. Subsequent Events
On July 8, 2026, using a portion of the cash proceeds from the issuance of the 2033 Notes, the Company redeemed the entire outstanding $350 million aggregate principal amount of its 5.875% 2027 Notes and paid the related accrued interest on the redeemed Notes. The Company incurred debt extinguishment costs of approximately $1.2 million associated with the write-off of the related unamortized debt issuance costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

ATI produces specialty materials, highly differentiated by our materials science expertise and advanced process technologies. Aerospace & defense, our largest end markets, represented 69% of sales for the year-to-date period ended June 28, 2026, led by products for jet engines and airframes in addition to a wide range of defense applications. Additionally, we have a strong presence in the specialty energy market and serve customers in several other markets including conventional energy, medical, electronics and other industrial markets.

We operate in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions (AA&S). HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys. These products are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. HPMC’s capabilities range from cast/wrought and powder alloy development to production of highly engineered finished components, and 3D-printed aerospace products. The HPMC segment’s primary focus is on maximizing jet engine materials and components growth, with approximately 93% of its revenue derived from the aerospace & defense markets, including approximately 71% from products for commercial jet engines.

The AA&S segment produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys, including zirconium, hafnium, and niobium, in a variety of forms including plate, sheet, and strip products. AA&S focuses on high-value materials that are utilized in technically challenging and extreme environments, which require materials that can withstand extreme heat, radiation and corrosion. Sales to the aerospace & defense markets comprise approximately 43% of total AA&S sales. AA&S also serves customers across several other markets, notably specialty energy and conventional energy, as well as electronics and certain industrial markets.

ATI follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years and quarters in this Quarterly Report on Form 10-Q relate to fiscal years and quarters, rather than calendar years and quarters.
Results of Operations
Sales
Second quarter 2026 sales increased approximately 11% to $1.26 billion, compared to $1.14 billion of sales for the second quarter 2025, primarily due to higher pricing and strong demand in the aerospace & defense markets, particularly for commercial jet engine and naval nuclear defense products. In aggregate, ATI’s aerospace & defense sales increased 13% to $862.0 million, or 68% of total sales in the second quarter 2026, compared to $761.8 million, or 67% of total sales in the second quarter 2025. Also, sales to other markets increased $21 million in the second quarter 2026 compared to the second quarter 2025, primarily due to increases in various industrial markets, including conventional energy and automotive.
Sales for the year-to-date period ended June 28, 2026 increased approximately 6% to $2.41 billion, compared to $2.28 billion of sales for the year-to-date period ended June 29, 2025, primarily due to increased demand and favorable pricing in the aerospace & defense markets. On a year-to-date basis, commercial jet engine and defense sales increased 13% and 22%, respectively. In aggregate, ATI's aerospace & defense sales increased 10% to 1.66 billion, or 69% of total sales in the year-to-date period ended June 28, 2026, compared to 1.52 billion, or 66% of total sales in the year-to-date period ended June 29, 2025. On a year-to-date basis, sales to other markets declined by $16 million, or 2%, primarily for medical, conventional energy, and electronics. This reflected the impact of the timing of shipments and capacity prioritization for key markets,

Comparative information regarding our overall sales by end market and their respective percentages of total sales for the quarters and year-to-date periods ended June 28, 2026 and June 29, 2025 is shown below.

(in millions)	Quarter ended		Quarter ended
Markets	June 28, 2026		June 29, 2025
Aerospace & Defense:
Jet Engines- Commercial	$508.3	40%	$447.8	39%
Airframes- Commercial	191.7	15%	195.2	17%
Defense	162.0	13%	118.8	11%
Total Aerospace & Defense	862.0	68%	761.8	67%

Other Markets:
Specialty Energy	59.2	5%	63.5	6%
Electronics	38.2	3%	43.7	4%
Medical	23.0	2%	38.9	3%
Automotive	72.3	6%	64.8	6%
Conventional Energy	103.5	8%	92.9	8%
Construction/Mining	34.9	3%	33.3	3%
Other	68.0	5%	41.5	3%
Total Other Markets	399.1	32%	378.6	33%

Total	$1,261.1	100%	$1,140.4	100%

(in millions)	Year-to-date period ended		Year-to-date period ended
Markets	June 28, 2026		June 29, 2025
Aerospace & Defense:
Jet Engines- Commercial	$980.3	41%	$869.2	38%
Airframes- Commercial	378.3	16%	401.0	17%
Defense	301.0	12%	246.0	11%
Total Aerospace & Defense	1,659.6	69%	1,516.2	66%

Other Markets:
Specialty Energy	120.8	5%	114.0	5%
Electronics	66.5	3%	83.3	4%
Medical	50.5	2%	81.3	4%
Automotive	133.8	5%	125.4	5%
Conventional Energy	187.7	8%	214.7	9%
Construction/Mining	73.9	3%	66.2	3%
Other	119.8	5%	83.7	4%
Total Other Markets	753.0	31%	768.6	34%

Total	$2,412.6	100%	$2,284.8	100%
For the second quarter 2026, international sales decreased to $464 million, or 37% of total sales, from $490 million, or 43% of total sales, in the second quarter 2025.
For the year-to-date period ended June 28, 2026, international sales decreased to $923 million, or 38% of total sales, from $991 million, or 43% of total sales, in the year-to-date period ended June 29, 2025.

Comparative information regarding our major products based on their percentages of sales are shown below. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended		Year-to-date period ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Nickel-based alloys and specialty alloys	51%	48%	50%	48%
Precision forgings, castings and components	18%	21%	19%	21%
Titanium and titanium-based alloys	15%	17%	16%	18%
Zirconium and related alloys	11%	9%	10%	8%
Precision rolled strip products	5%	5%	5%	5%
Total	100%	100%	100%	100%
Gross Profit
Gross profit for the second quarter 2026 was $309.8 million, or 24.6% of sales, compared to $242.5 million, or 21.3% of sales, for the second quarter 2025. Second quarter 2026 gross profit includes $6.1 million of start-up and transaction-related costs, which are excluded from Adjusted EBITDA. Second quarter 2025 gross profit includes a benefit of $7.0 million related to the recognition of previously deferred employee retention tax credits, of which $4.4 million related to the HPMC segment and $2.6 million related to the AA&S segment, as well as $7.1 million of start-up and transaction-related costs, which are excluded from Adjusted EBITDA.
Our gross profit was $572.7 million, or 23.7% of sales, for the year-to-date period ended June 28, 2026, compared to $478.3 million, or 20.9% of sales for the year-to-date period ended June 29, 2025. Year-to-date period ended June 28, 2026 gross profit includes start-up and transaction-related costs of $14.1 million and $1.1 million of restructuring-related costs, which are excluded from Adjusted EBITDA. Year-to-date period ended June 29, 2025 gross profit includes a benefit of $7.2 million related to the recognition of previously deferred employee retention tax credits, of which $4.4 million related to the HPMC segment and $2.8 million related to the AA&S segment. Year-to-date period ended June 29, 2025 gross profit also includes $11.1 million of start-up and transaction costs, which are excluded from Adjusted EBITDA.
Selling and Administrative Expenses
Selling and administrative expenses for the second quarter 2026 were $95.7 million, an increase of 15.6% compared to $82.8 million for the second quarter 2025. The increase was primarily due to $11.0 million of transformation and transaction-related costs and $2.6 million of losses on the sale of customer accounts receivable, which are excluded from Adjusted EBITDA. Second quarter 2025 included $1.6 million of losses on the sale of customer accounts receivable, which are excluded from Adjusted EBITDA.
Selling and administrative expenses for the year-to-date period ended June 28, 2026 were 187.8 million, an increase of 11.9% compared to $167.8 million for the year-to-date period ended June 29, 2025. The increase was primarily due to $18.9 million of transformation and transaction-related costs and $5.1 million of losses on the sale of customer accounts receivable, which are excluded from Adjusted EBITDA. Year-to-date period ended June 29, 2025 included $3.2 million of losses on the sale of customer accounts receivable, which are excluded from Adjusted EBITDA.
Restructuring Charges
Second quarter 2026 included restructuring-related severance, impairment, and other costs of $3.9 million due to the rationalization of certain facilities, which are excluded from Adjusted EBITDA. Second quarter 2025 included a credit of $1.3 million, due to a reduction in severance-related reserves based on revised workforce reduction estimates.
The year-to-date period ended June 28, 2026 included restructuring-related severance, impairment, and other costs of $10.9 million due to the rationalization of certain facilities, which are excluded from Adjusted EBITDA. The year-to-date period ended June 29, 2025 included a credit of $1.3 million, due to a reduction in severance-related reserves based on revised workforce reduction estimates.
Gain/Loss on Asset Sales and Sales of Businesses, net
The gain on asset sales and sales of businesses, net of $9.8 million during the quarter and year-to-date periods June 28, 2026 was primarily attributable to the sale of a previously closed manufacturing facility during the second quarter of 2026, which was part of the AA&S segment.

The loss on asset sales and sales of businesses, net of $3.9 million during the year-to-date period ended June 29, 2025 was primarily comprised of a $3.7 million loss on the sale of certain immaterial, non-core operations in Birmingham, UK and Dusseldorf, Germany, which were part of our European business in the HPMC segment.
Interest Expense, Net
Interest expense, net decreased to $23.9 million in the second quarter of 2026 compared to $25.4 million in the second quarter of 2025. Capitalized interest reduced interest expense by $3.2 million in the second quarter 2026 and $2.1 million in the second quarter 2025. The decrease in interest expense, net was primarily related to the year-over-year increase in interest capitalization on strategic capital projects.
Interest expense, net decreased to $47.6 million in the year-to-date period ended June 28, 2026 compared to $48.4 million in the year-to-date period ended June 29, 2025. Capitalized interest reduced interest expense by $6.2 million in the year-to-date period ended June 28, 2026 and $5.2 million in the year-to-date period ended June 29, 2025. The decrease in interest expense, net was primarily related to the year-over-year increase in interest capitalization on strategic capital projects.
Other Income, Net
Other income, net for the second quarter 2026 decreased to $1.1 million compared to $1.8 million in the second quarter 2025. Other income, net for the year-to-date period ended June 28, 2026 decreased to $1.9 million compared to $3.3 million in the year-to-date period ended June 29, 2025. The change in both the quarter and year-to-date periods is due to a decrease in rental and royalty income.
Income Taxes
Our effective tax rate for the second quarter 2026 was 20.0%, resulting in an income tax provision of $38.6 million, and our effective tax rate for the second quarter 2025 was 22.0%, resulting in an income tax provision of $29.3 million. The lower effective tax rate on a year-over-year basis was primarily due to the timing and amount of discrete tax benefits. The effective tax rate for the second quarter of 2026 includes discrete tax benefits of $1.2 million, primarily for share-based compensation, while the effective tax rate for the second quarter of 2025 includes discrete tax expense of $0.6 million. Excluding the discrete tax items, the Company's effective tax rate for the second quarter 2026 and 2025 was 20.6% and 21.5%, respectively. The decline in the effective tax rate primarily reflects the availability of certain deductions in 2026 that were limited in 2025, following the enactment of the One Big Beautiful Bill Act.
Our effective tax rate for the year-to-date period ended June 28, 2026 was 16.6%, resulting in an income tax provision of $54.7 million, and our effective tax rate for the year-to-date period ended June 29, 2025 was 19.7%, resulting in an income tax provision of $50.3 million. The lower effective tax rate on a year-over-year basis was primarily due to the timing and amount of discrete tax benefits. The effective tax rate for the year-to-date period ended June 28, 2026 includes discrete tax benefits of $13.0 million, while the effective tax rate for the year-to-date period ended June 29, 2025 includes discrete tax benefits of $4.5 million. The discrete tax benefits in both periods were primarily for share-based compensation. Excluding the discrete tax items, the Company's effective tax rate for the year-to-date periods June 28, 2026 and June 29, 2025 was 20.5% and 21.5%, respectively. The decline in the effective tax rate primarily reflects the availability of certain deductions in 2026 that were limited in 2025, following the enactment of the One Big Beautiful Bill Act.
Net Income
Net income attributable to ATI was $151.0 million, or $1.09 per share, in the second quarter 2026, compared to $100.7 million, or $0.70 per share, for the second quarter 2025.
Net income attributable to ATI was $269.2 million, or $1.94 per share, in the year-to-date period ended June 28, 2026, compared to $197.7 million, or $1.38 per share, in the year-to-date period ended June 29, 2025.

Business Segment Results
Comparative financial information for our segments and corporate operations for the quarterly and year-to-date periods ended June 28, 2026 and June 29, 2025 is shown below.

(in millions)	Quarter ended		Year-to-date period ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales:
High Performance Materials & Components	$637.1	$608.8	$1,251.4	$1,192.9
Advanced Alloys & Solutions	624.0	531.6	1,161.2	1,091.9
Total external sales	$1,261.1	$1,140.4	$2,412.6	$2,284.8

Segment EBITDA(a):
High Performance Materials & Components	$153.5	$144.0	$306.4	$275.0
% of Sales	24.1%	23.7%	24.5%	23.1%
Advanced Alloys & Solutions	147.6	76.7	244.6	160.1
% of Sales	23.7%	14.4%	21.1%	14.7%

Corporate, Closed Operations and Other (income) expense(b):
Corporate expense	$14.9	$15.4	$31.9	$32.8
Closed operations and other (income) expense	1.8	(2.4)	3.0	—
Total Corporate, Closed Operations and Other expense	$16.7	$13.0	$34.9	$32.8

Depreciation & Amortization:
High Performance Materials & Components	$20.6	$20.9	$40.2	$40.6
Advanced Alloys & Solutions	21.8	19.1	45.5	38.6
Other	1.6	1.6	3.3	3.2
Total depreciation & amortization	$44.0	$41.6	$89.0	$82.4
(a)The Company’s Chief Operating Decision Maker (CODM) utilizes Segment EBITDA as a key metric to evaluate segment performance. Our measure of Segment EBITDA, which we use to analyze the performance and results of our business segments, excludes net interest expense, income taxes, depreciation and amortization, special charges, unallocated corporate expenses, closed operations and other income (expense). See Note 11 for the reconciliation of Segment EBITDA to Income before taxes.
(b)Amounts exclude depreciation and amortization.

High Performance Materials & Components Segment
Second quarter 2026 sales were $637.1 million, an increase of $28.3 million, or 5%, compared to the second quarter 2025, primarily due to sales growth in the the aerospace & defense markets, which increased $30.9 million, or 6%. This increase was primarily driven by strong demand and pricing for commercial jet engine products, which grew more than 10% on a year-over-year basis.
Comparative information for our HPMC segment revenues by market and their respective percentages of the segment’s overall revenues for the quarters ended June 28, 2026 and June 29, 2025 is as follows:

(in millions)	Quarter ended		Quarter ended
Markets	June 28, 2026		June 29, 2025
Aerospace & Defense:
Jet Engines- Commercial	$462.0	73%	$419.6	69%
Airframes- Commercial	74.5	12%	77.3	13%
Defense	53.5	8%	61.8	10%
Total Aerospace & Defense	590.0	93%	558.7	92%

Other Markets:
Specialty Energy	15.3	2%	14.7	2%
Medical	7.7	1%	15.4	3%
Construction/Mining	10.9	2%	8.1	1%
Automotive	1.0	—%	2.8	1%
Conventional Energy	2.7	1%	1.4	—%
Other	9.5	1%	7.7	1%
Total Other Markets	47.1	7%	50.1	8%

Total	$637.1	100%	$608.8	100%
International sales represented 40% of total segment sales for the second quarter 2026, compared to 43% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the quarters ended June 28, 2026 and June 29, 2025, is as follows:

	Quarter ended
	June 28, 2026	June 29, 2025
Nickel-based alloys and specialty alloys	51%	44%
Precision forgings, castings and components	35%	39%
Titanium and titanium-based alloys	14%	17%
Total	100%	100%
Segment EBITDA in the second quarter 2026 was $153.5 million, or 24.1% of total sales, compared to $144.0 million, or 23.7% of total sales, for the second quarter 2025. The increase in segment EBITDA margin rate was primarily due to higher volume and favorable pricing, partially offset by higher manufacturing and period costs, including costs associated with revised qualification requirements for our new facility in Mexico and titanium electron-beam furnace.
Sales for the year-to-date period ended June 28, 2026 were $1.3 billion, an increase of $58.5 million, or 5%, compared to the year-to-date period ended June 29, 2025, primarily due to sales growth in the aerospace & defense markets, which increased $62.5 million, or 6%. The growth in the aerospace & defense markets was primarily driven by strong demand and pricing for commercial jet engine products, which grew more than 9% on a year-over-year basis.
Comparative information for our HPMC segment revenues by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended June 28, 2026 and June 29, 2025 is as follows:

(in millions)	Year-to-date period ended		Year-to-date period ended
Markets	June 28, 2026		June 29, 2025
Aerospace & Defense:
Jet Engines- Commercial	$893.0	72%	$816.9	69%
Airframes- Commercial	153.2	12%	159.1	13%
Defense	112.5	9%	120.2	10%
Total Aerospace & Defense	1,158.7	93%	1,096.2	92%

Other Markets:
Specialty Energy	30.9	3%	27.1	2%
Medical	17.4	1%	31.2	3%
Construction/Mining	22.6	2%	15.2	1%
Automotive	1.7	—%	4.2	1%
Conventional Energy	4.6	—%	3.1	—%
Other	15.5	1%	15.9	1%
Total Other Markets	92.7	7%	96.7	8%

Total	$1,251.4	100%	$1,192.9	100%
International sales as a percentage of total segment sales remained flat at 43% for the year-to-date period ended June 28, 2026, compared to the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the year-to-date periods ended June 28, 2026 and June 29, 2025, is as follows:

	Year-to-date period ended
	June 28, 2026	June 29, 2025
Nickel-based alloys and specialty alloys	48%	43%
Precision forgings, castings and components	36%	39%
Titanium and titanium-based alloys	16%	18%
Total	100%	100%
Segment EBITDA in the first half of 2026 increased to $306.4 million, or 24.5% of total sales, compared to $275 million, or 23.1% of total sales, for the first half of 2025. The increase in segment EBITDA margin rate was primarily due to favorable sales mix and pricing, partially offset by higher manufacturing and period costs.
The Company continues to invest in capacity and to improve work-flow processes and operations. HPMC results for second quarter 2026 reflected year-over-year improved operating leverage and pricing as we continued to experience strong demand in our key aerospace & defense markets, particularly for commercial jet engine products. We believe our long-term agreements with aerospace market OEMs and backlog for our specialty materials, including powders, parts and components, position the HPMC segment for continued growth.

Advanced Alloys & Solutions Segment

Second quarter 2026 sales were $624.0 million, an increase of $92.4 million, or 17%, compared to second quarter 2025, primarily driven by higher sales to the aerospace & defense and conventional energy markets. On a year-over-year basis, aerospace & defense sales grew by 34%, including an increase in defense sales of 90%, reflecting both increased demand and pricing. Aerospace & defense sales were 44% of the total AA&S sales in the second quarter 2026 compared to 38% in second quarter 2025.
Comparative information regarding our AA&S segment revenues by market and their respective percentages of the segment’s overall revenues for the quarters ended June 28, 2026 and June 29, 2025 is shown below.

(in millions)	Quarter ended		Quarter ended
Markets	June 28, 2026		June 29, 2025
Aerospace & Defense:
Jet Engines- Commercial	$46.3	8%	$28.2	5%
Airframes- Commercial	117.2	19%	117.9	22%
Defense	108.5	17%	57.0	11%
Total Aerospace & Defense	272.0	44%	203.1	38%

Other Markets:
Electronics	38.2	6%	43.7	8%
Specialty Energy	43.9	7%	48.8	9%
Medical	15.3	2%	23.5	4%
Automotive	71.3	12%	62.0	12%
Conventional Energy	100.8	16%	91.5	17%
Construction/Mining	24.0	4%	25.2	5%
Other	58.5	9%	33.8	7%
Total Other Markets	352.0	56%	328.5	62%

Total	$624.0	100%	$531.6	100%
International sales represented 33% of total segment sales for the second quarter of 2026, compared to 44% in the prior year’s second quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended June 28, 2026 and June 29, 2025, is presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Quarter ended
	June 28, 2026	June 29, 2025
Nickel-based alloys and specialty alloys	52%	53%
Titanium and titanium-based alloys	16%	17%
Zirconium and related alloys	22%	19%
Precision rolled strip products	10%	11%
Total	100%	100%
Segment EBITDA was $147.6 million, or 23.7% of sales, for the second quarter 2026, compared to segment EBITDA of $76.7 million, or 14.4% of sales, for the second quarter 2025. Segment EBITDA for the second quarter 2026 includes a $9.9 million gain from the sale of a previously closed manufacturing facility. In addition, second quarter 2025 included a $2.6 million benefit from the recognition of previously deferred employee retention tax credits. Excluding the impact of these items, the segment EBITDA margin rate increase compared to the prior year period was primarily due to higher pricing and favorable mix.
Sales for the year-to-date period ended June 28, 2026 were $1.2 billion, an increase of $69.3 million, or 6%, compared to the year-to-date period ended June 29, 2025, primarily due to sales growth in the aerospace & defense markets, which increased $80.9 million, or 19%. This increase was primarily driven by sales growth to the defense market, which grew by 50%, as well as strong demand and pricing for commercial jet engine products, which grew 67% on a year-over-year basis. These increases were partially offset by lower volume of commercial airframe products due to end market supply chain constraints and production schedules.
Comparative information for our AA&S segment revenues by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended June 28, 2026 and June 29, 2025 is as follows:

(in millions)	Year-to-date period ended		Year-to-date period ended
Markets	June 28, 2026		June 29, 2025
Aerospace & Defense:
Jet Engines- Commercial	$87.3	8%	$52.3	5%
Airframes- Commercial	225.1	19%	241.9	22%
Defense	188.5	16%	125.8	12%
Total Aerospace & Defense	500.9	43%	420.0	39%

Other Markets:
Electronics	66.5	6%	83.3	8%
Specialty Energy	89.9	8%	86.9	8%
Medical	33.1	3%	50.1	5%
Automotive	132.1	11%	121.2	11%
Conventional Energy	183.1	16%	211.6	19%
Construction/Mining	51.3	4%	51.0	5%
Other	104.3	9%	67.8	5%
Total Other Markets	660.3	57%	671.9	61%

Total	$1,161.2	100%	$1,091.9	100%
International sales as a percentage of total segment sales declined to 33% for the year-to-date period ended June 28, 2026, compared to 43% the prior year period. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the year-to-date periods ended June 28, 2026 and June 29, 2025, is presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Year-to-date period ended
	June 28, 2026	June 29, 2025
Nickel-based alloys and specialty alloys	52%	54%
Titanium and titanium-based alloys	16%	17%
Zirconium and related alloys	21%	18%
Precision rolled strip products	11%	11%
Total	100%	100%
Segment EBITDA in the first half of 2026 increased to $244.6 million, or 21.1% of total sales, compared to $160.1 million, or 14.7% of total sales, for the first half of 2025. Segment EBITDA in the first half of 2026 includes a $9.9 million gain from the sale of a previously closed manufacturing facility. In addition, results in the first half of 2025 include a benefit of $2.8 million from the recognition of previously deferred employee retention tax credits and a benefit of $2.6 million due to a customer recovery for previously reserved accounts receivable. Excluding the impact of these items, the increase in segment EBITDA margin rate, compared to the prior year period was primarily due to higher pricing and favorable mix.
Corporate Items
Corporate expenses for the second quarter of 2026 declined to $14.9 million, compared to $15.4 million for the second quarter 2025. The reduction in expenses was primarily due to a benefit from an insurance claim, partially offset by higher incentive compensation expense. For the year-to-date period ended June 28, 2026, corporate expenses were $31.9 million, compared to $32.8 million for the year-to-date period ended June 29, 2025. The reduction in expenses was primarily due to a reduction in legal and permitting fees.
Closed operations and other income/expense for the second quarter 2026 was expense of $1.8 million, compared to income of $2.4 million for the second quarter 2025. Second quarter 2025 benefited from foreign exchange gains of $1.8 million and a favorable bankruptcy settlement related to an insurance claim of $1.1 million. Closed operations and other income/expense for the year-to-date period ended June 28, 2026 was expense of $3.0 million.

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
We employ several strategies to actively manage our Managed working capital. Our strategies include, but are not limited to, taking advantage of favorable customer and supplier payment terms, participating in supplier financing programs, accounts receivable factoring arrangements and other customer financing programs, managing the timing of purchases of raw materials, and leveling manufacturing process throughput and shipping. We assess Managed working capital performance as a percentage of the prior three months annualized sales.
At June 28, 2026, Managed working capital increased as a percentage of annualized sales to 34.3% compared to 32.5% at December 28, 2025. The increase in Managed working capital as a percentage of annualized sales was primarily due to seasonal inventory builds to support increased operating levels and the timing of shipments. As a result, gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, worsened by 13% at June 28, 2026 compared to December 28, 2025. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by 12% as of June 28, 2026 compared to December 28, 2025.

The computations of Managed working capital at June 28, 2026 and December 28, 2025, reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

	June 28,	December 28,
(In millions)	2026	2025
Accounts receivable	$646.6	$686.1
Short-term contract assets	95.9	72.8
Inventory	1,667.5	1,403.2
Accounts payable	(656.6)	(568.2)
Short-term contract liabilities	(143.5)	(146.4)
Subtotal	1,609.9	1,447.5
Allowance for doubtful accounts	4.2	4.2
Inventory valuation reserves	117.2	80.4
Net managed working capital held for sale	—	—
Managed working capital	$1,731.3	$1,532.1
Annualized prior 3 months sales	$5,044.5	$4,708.2
Managed working capital as a % of annualized sales	34.3%	32.5%

Liquidity and Financial Condition
The Company's amended Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of our operations, consists of a $200 million term loan (Term Loan) and a $600 million revolving credit facility, which includes a letter of credit sub-facility of up to $200 million and a swing loan facility of up to $60 million. Additionally, the Company had the ability, through June 13, 2026 and as long as no default or event of default had occurred and was continuing, to borrow an additional term loan of up to $100 million in total, using one or two draws (the Delayed-Draw Term Loan), which it did not exercise. The ABL facility also provides us with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL term runs through June of 2030.
2033 Senior Notes
On June 3, 2026, the Company issued $450 million aggregate principal amount of 5.875% Senior Notes due 2033 (2033 Notes). Interest on the 2033 Notes is payable semi-annually in arrears at a rate of 5.875% per year. The 2033 Notes will mature on June 15, 2033. Net proceeds were $443.1 million from this issuance, of which approximately $350 million was used for the redemption of the Company’s 5.875% Senior Notes due 2027 (2027 Notes), and the remainder is to be used for liquidity and general corporate purposes.
The Company incurred underwriting fees and other third-party expenses related to the issuance of the 2033 Notes totaling $6.9 million, which were recorded as a reduction to the carrying value of the debt and are being amortized over the 7-year term of the 2033 Notes. The 2033 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all its existing and future senior unsecured debt. The 2033 Notes restrict the Company’s ability to incur certain liens, enter into sale leaseback transactions, guarantee certain indebtedness and consolidate or merge with or into another entity or sell, transfer or lease all, or substantially all, of its assets.
Prior to June 15, 2029, the Company has the option to redeem the 2033 Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2033 Notes. The 2033 Notes are subject to redemption upon the occurrence of a change in control repurchase event (as defined in the 2033 Notes) at a redemption price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the 2033 Notes repurchased.
Redemption of 2027 Senior Notes
On June 8, 2026, the Company exercised its right to redeem the entire outstanding $350 million aggregate principal amount of its 2027 Notes, and The Bank of New York Mellon, as trustee, issued a notice of redemption to registered holders of the 2027 Notes, with the intent to use a portion of the net proceeds from the issuance of the 2033 Notes for the redemption. As of June 28, 2026, the outstanding balance of the 2027 Notes, net of unamortized debt issuance costs have been classified as current liabilities on the consolidated balance sheets. All of the outstanding 2027 Notes were redeemed on July 8, 2026.
On July 8, 2026, using a portion of the cash proceeds from the issuance of the 2033 Notes, the Company redeemed the entire outstanding $350 million aggregate principal amount of its 2027 Notes and paid the related accrued interest on the redeemed Notes. The Company incurred debt extinguishment costs of approximately $1.2 million associated with the write-off of the related unamortized debt issuance costs.
As of June 28, 2026, there were no outstanding borrowings under the revolving portion of the ABL facility, and $29.3 million was utilized to support the issuance of letters of credit. At June 28, 2026, we had $783.0 million of cash and cash equivalents and available additional liquidity under the ABL facility of approximately $570 million. Our next significant debt maturity is $325.0 million of 4.875% Senior Notes in the fourth quarter of fiscal year 2029.
Periodically, our Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), the most recently authorizing the repurchase of up to $700 million, as announced in September 2024, and an additional $500 million announced in February 2026. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter and year-to-date periods ended June 28, 2026, ATI used $50 million and $125.0 million, respectively, to repurchase 0.3 million and 0.8 million, respectively, of its common stock under the Share Repurchase Program. At June 28, 2026, the Company has utilized all of the $700 million in repurchase authority announced in September 2024 and $5 million of the additional repurchase authority announced in February 2026. As of June 28, 2026, total share repurchase authorization remaining under the active Share Repurchase Program was $495 million.

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
Our Total Debt to Adjusted EBITDA Leverage ratio at June 28, 2026 worsened as compared to December 28, 2025, primarily due to the issuance of the 2033 Notes. Our Net Debt to Adjusted EBITDA Leverage ratio improved in second quarter 2026 compared to year end 2025, largely due to a higher cash balance. The reconciliations of our Adjusted EBITDA Leverage ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

(in millions)	Quarter ended		Trailing 12-month period ended	Year ended
	June 28, 2026	June 29, 2025	June 28, 2026	December 28, 2025
Net income attributable to ATI	$151.0	$100.7	$475.8	$404.3
Net income attributable to noncontrolling interests	3.3	3.3	13.1	14.3
Net income	154.3	104.0	488.9	418.6
Interest expense	23.9	25.4	97.8	98.6
Depreciation and amortization	44.0	41.6	174.7	168.1
Income tax provision (benefit)	38.6	29.3	108.1	103.7
Pension remeasurement loss	—	—	18.6	18.6
Restructuring and other charges	23.6	7.4	85.8	48.8
Gain on asset sales and sale of businesses, net	—	—	(0.8)	2.9
Adjusted EBITDA	$284.4	$207.7	$973.1	$859.3

Debt			$2,192.0	$1,749.4
Add: Debt issuance costs			17.1	11.6
Total debt			2,209.1	1,761.0
Less: Cash			(783.0)	(416.7)
Net debt			$1,426.1	$1,344.3

Total Debt to Adjusted EBITDA			2.27	2.05
Net Debt to Adjusted EBITDA			1.47	1.56

Cash Flow
Cash provided by operations was $260.0 million in the year-to-date period ended June 28, 2026, a significant improvement compared to cash provided by operating activities of $69.0 million in the year-to-date period ended June 29, 2025 that was due to higher net income and improved working capital changes. Cash provided by operations was also positively impacted by the sale of $60 million of accounts receivable in exchange for cash under the Receivables Facility. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors. Other significant first half 2026 and 2025 operating cash flow items included payment of the annual cash incentive compensation.
Cash used in investing activities was $116.8 million in the year-to-date period ended June 28, 2026, which included $123.8 million for capital expenditures primarily for various growth projects to support the aerospace & defense markets. Cash used in investing activities was $119.2 million in the year-to-date period ended June 29, 2025, reflecting $125.4 million in capital expenditures. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, borrowings under the ABL facility.
Cash provided by financing activities was $223.4 million in the year-to-date period ended June 28, 2026, which included $450.0 million for the issuance of the 2033 Notes. These inflows were offset by $125.0 million to repurchase 0.8 million shares of ATI stock under our Share Repurchase Program, $81.7 million to repurchase shares associated with income tax withholdings on share-based compensation, and $16.7 million in payments on finance lease obligations. For the year-to-date period ended June 29, 2025, cash used in financing activities was $365.8 million, which included $320.0 million to repurchase 4.4 million shares of ATI stock under our Share Repurchase Program.
At June 28, 2026, cash and cash equivalents on hand totaled $783.0 million, an increase of $366.3 million from year end 2025. Cash and cash equivalents held by our foreign subsidiaries was $183.3 million at June 28, 2026, of which $102.3 million was held by the STAL joint venture.

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
Non-GAAP financial measures should be viewed in addition to, and not superior to or as an alternative for, the Company’s reported results prepared in accordance with GAAP. The following table provides the reconciliation of net income attributable to ATI to the Adjusted EBITDA non-GAAP financial measures:

(in millions)	Quarter ended		Year-to-date period ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income attributable to ATI	$151.0	$100.7	$269.2	$197.7
Net income attributable to noncontrolling interests	3.3	3.3	5.6	6.8
Net income	154.3	104.0	274.8	204.5
(+) Depreciation and amortization	44.0	41.6	89.0	82.4
(+) Interest expense	23.9	25.4	47.6	48.4
(+) Income tax provision	38.6	29.3	54.7	50.3
EBITDA	$260.8	$200.3	$466.1	$385.6
Adjustments for special items, pre-tax:
(+) Restructuring and other charges(a)	23.6	7.4	50.0	13.0
(-/+) (Gain) loss on sales of businesses, net(b)	—	—	—	3.7
Adjusted EBITDA	$284.4	$207.7	$516.1	$402.3
Adjusted EBITDA as a % of sales	22.6%	18.2%	21.4%	17.6%
(a)Second quarter 2026: Restructuring and other charges of $23.6 million include $10.1 million of start-up and transaction-related costs, $7.0 million of transformation-related costs, $3.9 million of restructuring-related severance, impairment, and other costs primarily due to the rationalization of certain facilities, and $2.6 million for losses on the sale of accounts receivable, which are reported in selling and administrative expenses on the consolidated statements of operations.
Second quarter 2025: Restructuring and other charges of $7.4 million include $7.1 million of start-up and transaction-related costs, which are primarily reported within cost of sales on the consolidated statements of operations, and $1.6 million of losses on the sale of accounts receivable, which are reported in selling and administrative expense on the consolidated statements of operation. These charges were partially offset by credits of $1.3 million due to a reduction in severance-related reserves for previous restructuring in the AA&S segment.
Year-to-date 2026: Restructuring and other charges of $50.0 million include $21.2 million of start-up and transaction-related costs, $11.8 million of transformation-related costs, $10.9 million of restructuring-related severance, impairment, and other costs, $5.0 million of losses on the sale of accounts receivable, and $1.1 million of restructuring-related costs, which are reported within cost of sales on the consolidated statements of operations.
Year-to-date 2025: Restructuring and other charges of $13.0 million include $11.1 million of start-up and transaction-related costs, which are primarily included within cost of sales on the consolidated statements of operations, and $3.2 million for losses on the sale of accounts receivable, which are included in selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $1.3 million due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment.
(b)(Gain) loss on sales of businesses, net, of $3.7 million for the year-to-date period ended June 29, 2025 represents a loss on the sale of certain non-core European operations from the HPMC segment.
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
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. Any gain or loss associated with this hedging arrangement was included in interest expense. There are no outstanding derivative interest rate contracts at June 28, 2026.
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
At June 28, 2026, the outstanding financial derivatives used to hedge our exposure to energy cost volatility consisted of natural gas hedges covering approximately 70% of our forecasted domestic requirements for natural gas for the remainder of 2026 and approximately 40% for 2027. At June 28, 2026, the net mark-to-market valuation of these outstanding natural gas hedges was an unrealized pre-tax loss of $1.9 million, comprised of $0.4 million in prepaid expenses and other current assets, $0.2 million in other long-term assets, $2.3 million in other current liabilities, and $0.2 million in other long-term liabilities on the balance sheet. For the quarter ended June 28, 2026, natural gas hedging activity decreased cost of sales by $1.2 million.
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
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 28, 2026, we had entered into financial hedging arrangements, primarily at the request of our customers related to firm orders, for an aggregate notional amount of approximately 4 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 5% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At June 28, 2026, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $2.5 million, comprised of $0.2 million in prepaid expenses and other current assets, $2.5 million in other current liabilities, and $0.2 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies we expect to receive from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 28, 2026, we had no material outstanding foreign currency forward contracts.

We may also use derivative instruments that are not designated as hedges to protect our results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations. We did not recognize any expense, net for settled foreign currency forward contracts that were not designated as hedges during the quarter ended June 28, 2026, and we recognized $1 million of expense, net for settled foreign currency forward contracts that were not designated as hedges during the year-to-date period ended June 28, 2026. We recognized $1.1 million and $2.9 million, respectively, of income, net, during the quarter and year-to-date periods ended June 29, 2025, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of June 28, 2026.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 28, 2026, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 28, 2026 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 28, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Pension Annuitization Litigation. In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania (the Court). These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company filed a Motion to Dismiss the consolidated claims in January 2025. Following an August 2025 hearing on the Motion to Dismiss, the magistrate judge overseeing the Motion issued a report recommending that all of the plaintiffs’ claims be dismissed for lack of standing. On July 27, 2026, the Court granted the Company's Motion to Dismiss. In the event the plaintiffs challenge the grant of the Motion to Dismiss, the Company disputes and intends to vigorously defend against these claims but cannot predict their outcome or estimate any range of reasonably possible loss at this time.

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

In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits, filed in federal district court for the Western District of Pennsylvania (the Court), that assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. These two lawsuits were consolidated in late 2024, and in January 2025, we filed a motion to dismiss the consolidated claims. Following an August 2025 hearing on the motion to dismiss, the magistrate judge covering the Motion issued a report recommending that all of the plaintiffs’ claims be dismissed for lack of standing. On July 27, 2026, the Court granted the Company’s Motion to Dismiss. In the event the plaintiffs challenge the grant of the Motion to Dismiss, the Company disputes and intends to vigorously defend against these claims but cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprised of shares repurchased by ATI under the $700 million Share Repurchase Program authorized by the Company’s Board of Directors in September 2024, shares repurchased by ATI under the additional $500 million in repurchase authority announced in February 2026, and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation. The Company’s current Stock Repurchase Program has no time limit, does not obligate the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 30, 2026 - May 3, 2026	1,915	$147.25	—	$545,001,514
May 4, 2026 - May 31, 2026	315,054	$159.53	313,442	$495,001,566
June 1, 2026 - June 28, 2026	437	$202.66	—	$495,001,566
Total	317,406	$159.52	313,442	$495,001,566
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases

Item 5.	Other Information
Rule 10b5-1 Plan Elections

During the fiscal quarter ended June 28, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934 (the Exchange Act), adopted or terminated any "Rule 10b5-1 trading arrangements," as such term is defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6.	Exhibits
(a) Exhibits

10.1
Third Supplemental Indenture, dated June 8, 2026, between ATI Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed June 8, 2026).

10.2	Form of 5.875% Senior Note due 2033 (included in and incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on June 8, 2026).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATI INC.
(Registrant)

Date:	August 6, 2026	By	/s/ James Robert Foster
James Robert Foster
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2026	By	/s/ Michael B. Miller
Michael B. Miller
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)