Form 10-Q
period 2026-09-27
ATI INC
filed 2026-10-29
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 26, 2026, the registrant had outstanding 135,822,697 shares of its Common Stock.

ATI INC.
SEC FORM 10-Q
Quarter Ended September 27, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATI Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share amounts)
(Current period unaudited)

	September 27, 2026	December 28, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$442.3	$416.7
Accounts receivable, net	733.4	686.1
Short-term contract assets	112.8	72.8
Inventories, net	1,657.2	1,403.2
Prepaid expenses and other current assets	101.5	101.2
Total Current Assets	3,047.2	2,680.0
Property, plant and equipment, net	2,045.0	1,940.6
Goodwill	225.2	225.2
Other assets	249.4	253.8
Total Assets	$5,566.8	$5,099.6
LIABILITIES AND EQUITY
Accounts payable	$632.1	$568.2
Accrued liabilities	273.0	240.5
Short-term contract liabilities	127.4	146.4
Short-term debt and current portion of long-term debt	49.7	31.1
Other current liabilities	16.3	20.1
Total Current Liabilities	1,098.5	1,006.3
Long-term debt	1,807.8	1,718.3
Accrued postretirement benefits	147.8	158.5
Pension liabilities	40.1	41.4
Other long-term liabilities	340.7	258.4
Total Liabilities	3,434.9	3,182.9
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued- 142,871,688 shares at September 27, 2026 and 142,871,688 shares at December 28, 2025; outstanding-135,822,590 shares at September 27, 2026 and 135,934,852 shares at December 28, 2025	14.3	14.3
Additional paid-in capital	1,780.9	1,884.6
Retained earnings	928.3	468.7
Treasury stock: 7,049,098 shares at September 27, 2026 and 6,936,836 shares at December 28, 2025	(654.2)	(502.7)
Accumulated other comprehensive loss, net of tax	(64.1)	(60.4)
Total ATI Stockholders’ Equity	2,005.2	1,804.5
Noncontrolling Interests	126.7	112.2
Total Equity	2,131.9	1,916.7
Total Liabilities and Equity	$5,566.8	$5,099.6
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Quarter ended		Year-to-date period ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales	$1,423.7	$1,125.5	$3,836.3	$3,410.3

Cost of sales	1,043.5	870.2	2,883.4	2,676.7
Gross profit	380.2	255.3	952.9	733.6
Selling and administrative expenses	107.7	94.6	295.5	262.4
Restructuring charges (credits)	0.9	(0.4)	11.8	(1.7)
(Gain) loss on asset sales and sales of businesses, net	(0.3)	(1.3)	(10.1)	2.6
Operating income	271.9	162.4	655.7	470.3
Nonoperating retirement benefit expense	(4.2)	(3.9)	(12.8)	(11.9)
Interest expense, net	(22.6)	(26.1)	(70.2)	(74.5)
Debt extinguishment charge	(1.2)	—	(1.2)	—
Other income, net	0.9	12.2	2.8	15.5
Income before income taxes	244.8	144.6	574.3	399.4
Income tax provision	51.5	31.0	106.2	81.3
Net income	193.3	113.6	468.1	318.1
Less: Net income attributable to noncontrolling interests	3.5	3.6	9.1	10.4
Net income attributable to ATI	$189.8	$110.0	$459.0	$307.7

Basic net income attributable to ATI per common share	$1.39	$0.80	$3.37	$2.21

Diluted net income attributable to ATI per common share	$1.37	$0.78	$3.31	$2.16
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended		Year-to-date period ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$193.3	$113.6	$468.1	$318.1
Currency translation adjustment
Unrealized net change arising during the period	2.2	(1.6)	2.4	24.1
Reclassification adjustment included in net income	—	—	—	5.1
Total	2.2	(1.6)	2.4	29.2
Derivatives
Net derivatives loss on hedge transactions	(2.2)	(3.3)	(2.9)	(1.3)
Reclassification to net income of net realized (gain) loss	1.2	1.8	(2.1)	4.4
Less: Income taxes on derivative transactions	(0.2)	(0.4)	(1.2)	0.7
Total	(0.8)	(1.1)	(3.8)	2.4
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	1.3	1.2	3.9	3.8
Prior service cost
Amortization to net income of net prior service (credits) costs	—	(0.2)	0.1	(0.4)
Less: Income taxes on postretirement benefit plans	0.3	0.1	0.9	0.8
Total	1.0	0.9	3.1	2.6
Other comprehensive income (loss), net of tax	2.4	(1.8)	1.7	34.2
Comprehensive income	195.7	111.8	469.8	352.3
Less: Comprehensive income attributable to noncontrolling interests	5.2	4.2	14.5	14.0
Comprehensive income attributable to ATI	$190.5	$107.6	$455.3	$338.3
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Year-to-date period ended
	September 27, 2026	September 28, 2025
Operating Activities:
Net income	$468.1	$318.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133.9	125.0
Non-cash restructuring charges, net	5.1	—
Share-based compensation	23.3	22.3
Deferred taxes	35.4	36.5
Debt extinguishment charge	1.2	—
Net gain from disposal of property, plant and equipment	(10.1)	(10.6)
Net loss on sales of businesses	—	2.6
Change in operating assets and liabilities:
Inventories	(255.1)	(57.5)
Accounts receivable	(46.6)	1.7
Accounts payable	59.9	(94.4)
Retirement benefits	(4.0)	(6.0)
Pension plan contributions	(4.0)	—
Accrued liabilities and other	7.5	(39.2)
Cash provided by operating activities	414.6	298.5
Investing Activities:
Purchases of property, plant and equipment	(216.6)	(187.9)
Proceeds from disposal of property, plant and equipment	16.7	10.9
Proceeds from sales of businesses, net of transaction costs	1.6	21.2
Other	2.5	6.8
Cash used in investing activities	(195.8)	(149.0)
Financing Activities:
Proceeds from issuance of senior notes	450.0	—
Repayment of long-term debt and finance lease obligations	(375.7)	(24.2)
Net borrowings under international credit facilities	15.3	11.3
Debt issuance costs	(6.9)	—
Purchase of treasury stock	(195.0)	(470.0)
Shares repurchased for income tax withholding on share-based compensation and other	(82.2)	(29.7)
Cash used in financing activities	(194.5)	(512.6)
Effect of exchange rate changes on cash and cash equivalents	1.3	14.1
Increase (decrease) in cash and cash equivalents	25.6	(349.0)
Cash and cash equivalents at beginning of period	416.7	721.2
Cash and cash equivalents at end of period	$442.3	$372.2
The accompanying notes are an integral part of these statements.

ATI Inc. and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, June 29, 2025	$14.3	$1,879.5	$262.2	$(356.1)	$(56.5)	$114.6	$1,858.0
Net income	—	—	110.0	—	—	3.6	113.6
Other comprehensive income (loss)	—	—	—	—	(2.4)	0.6	(1.8)
Purchase of treasury stock	—	—	—	(151.5)	—	—	(151.5)
Employee stock plans	—	7.3	—	0.2	—	—	7.5
Balance, September 28, 2025	$14.3	$1,886.8	$372.2	$(507.4)	$(58.9)	$118.8	$1,825.8
Balance, June 28, 2026	$14.3	$1,772.3	$738.5	$(583.6)	$(64.8)	$121.5	$1,998.2
Net income	—	—	189.8	—	—	3.5	193.3
Other comprehensive income (loss)	—	—	—	—	0.7	1.7	2.4
Purchase of treasury stock	—	—	—	(70.7)	—	—	(70.7)
Employee stock plans	—	8.6	—	0.1	—	—	8.7
Balance, September 27, 2026	$14.3	$1,780.9	$928.3	$(654.2)	$(64.1)	$126.7	$2,131.9

	ATI Stockholders
(In millions, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 29, 2024	$14.3	$1,943.9	$64.3	$(82.6)	$(89.5)	$104.8	$1,955.2
Net income	—	—	307.7	—	—	10.4	318.1
Other comprehensive income	—	—	—	—	30.6	3.6	34.2
Purchase of treasury stock	—	—	—	(474.3)	—	—	(474.3)
Employee stock plans	—	(57.1)	0.2	49.5	—	—	(7.4)
Balance, September 28, 2025	$14.3	$1,886.8	$372.2	$(507.4)	$(58.9)	$118.8	$1,825.8
Balance, December 28, 2025	$14.3	$1,884.6	$468.7	$(502.7)	$(60.4)	$112.2	$1,916.7
Net income	—	—	459.0	—	—	9.1	468.1
Other comprehensive income (loss)	—	—	—	—	(3.7)	5.4	1.7
Purchase of treasury stock	—	—	—	(195.7)	—	—	(195.7)
Employee stock plans	—	(103.7)	0.6	44.2	—	—	(58.9)
Balance, September 27, 2026	$14.3	$1,780.9	$928.3	$(654.2)	$(64.1)	$126.7	$2,131.9
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
Pending Accounting Pronouncements
In November 2024, the FASB issued new accounting guidance related to expense disaggregation disclosures. This guidance requires entities to disclose specified information about certain costs and expenses including (1) the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, (2) certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements, (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This new guidance for annual disclosures will be effective for the Company for fiscal year 2027 and for interim disclosures will be effective for the Company for fiscal year 2028. The guidance can be applied prospectively or retrospectively and early adoption is permitted. The Company does not expect to early adopt this guidance and does not expect these changes to have an impact on the Company’s consolidated financial statements other than disclosure requirements.
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
Comparative information regarding the Company’s overall revenues by global and geographical markets for the quarters and year-to-date periods ended September 27, 2026 and September 28, 2025 is included in the following tables.

	Quarter ended
(in millions)	September 27, 2026			September 28, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$535.9	$67.3	$603.2	$399.3	$34.3	$433.6
Airframes- Commercial	77.2	142.2	219.4	71.0	126.7	197.7
Defense	62.5	109.4	171.9	83.8	77.6	161.4
Total Aerospace & Defense	675.6	318.9	994.5	554.1	238.6	792.7

Other Markets:
Specialty Energy	17.4	63.0	80.4	19.4	34.5	53.9
Electronics	—	46.5	46.5	—	48.4	48.4
Medical	4.1	21.5	25.6	11.8	19.1	30.9
Automotive	2.1	76.8	78.9	1.7	59.6	61.3
Conventional Energy	1.6	80.7	82.3	1.1	55.7	56.8
Construction/Mining	11.6	27.8	39.4	5.3	31.5	36.8
Other	9.0	67.1	76.1	9.5	35.2	44.7
Total Other Markets	45.8	383.4	429.2	48.8	284.0	332.8

Total	$721.4	$702.3	$1,423.7	$602.9	$522.6	$1,125.5

	Year-to-date period ended
(in millions)	September 27, 2026			September 28, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Global Markets:
Aerospace & Defense:
Jet Engines- Commercial	$1,428.9	$154.6	$1,583.5	$1,216.2	$86.6	$1,302.8
Airframes- Commercial	230.4	367.3	597.7	230.1	368.6	598.7
Defense	175.0	297.9	472.9	204.0	203.4	407.4
Total Aerospace & Defense	1,834.3	819.8	2,654.1	1,650.3	658.6	2,308.9

Other Markets:
Specialty Energy	48.3	152.9	201.2	46.5	121.4	167.9
Electronics	—	113.0	113.0	—	131.7	131.7
Medical	21.5	54.6	76.1	43.0	69.2	112.2
Automotive	3.8	208.9	212.7	5.9	180.8	186.7
Conventional Energy	6.2	263.8	270.0	4.2	267.3	271.5
Construction/Mining	34.2	79.1	113.3	20.5	82.5	103.0
Other	24.5	171.4	195.9	25.4	103.0	128.4
Total Other Markets	138.5	1,043.7	1,182.2	145.5	955.9	1,101.4

Total	$1,972.8	$1,863.5	$3,836.3	$1,795.8	$1,614.5	$3,410.3

	Quarter ended
(in millions)	September 27, 2026			September 28, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$464.4	$471.7	$936.1	$337.7	$342.6	$680.3
Europe	188.9	81.3	270.2	177.4	71.5	248.9
Asia	28.9	99.2	128.1	40.1	84.5	124.6
Canada	13.5	24.3	37.8	22.3	17.0	39.3
South America, Middle East and other	25.7	25.8	51.5	25.4	7.0	32.4
Total	$721.4	$702.3	$1,423.7	$602.9	$522.6	$1,125.5

	Year-to-date period ended
(in millions)	September 27, 2026			September 28, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Primary Geographical Market:
United States	$1,180.2	$1,245.7	$2,425.9	$1,004.4	$970.1	$1,974.5
Europe	564.3	187.4	751.7	537.4	208.0	745.4
Asia	102.2	239.3	341.5	117.2	270.9	388.1
Canada	55.2	68.0	123.2	59.4	59.6	119.0
South America, Middle East and other	70.9	123.1	194.0	77.4	105.9	183.3
Total	$1,972.8	$1,863.5	$3,836.3	$1,795.8	$1,614.5	$3,410.3

Comparative information regarding the Company’s major products based on their percentages of sales is included in the following table. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended
	September 27, 2026			September 28, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	51%	53%	52%	44%	45%	44%
Precision forgings, castings and components	33%	—%	17%	40%	—%	22%
Titanium and titanium-based alloys	16%	16%	16%	16%	22%	19%
Zirconium and related alloys	—%	21%	10%	—%	20%	9%
Precision rolled strip products	—%	10%	5%	—%	13%	6%
Total	100%	100%	100%	100%	100%	100%

	Year-to date period ended
	September 27, 2026			September 28, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Diversified Products and Services:
Nickel-based alloys and specialty alloys	49%	53%	51%	43%	51%	47%
Precision forgings, castings and components	35%	—%	18%	39%	—%	21%
Titanium and titanium-based alloys	16%	16%	16%	18%	19%	18%
Zirconium and related alloys	—%	21%	10%	—%	19%	9%
Precision rolled strip products	—%	10%	5%	—%	11%	5%
Total	100%	100%	100%	100%	100%	100%

The Company maintained a backlog of confirmed orders totaling $4.3 billion and $3.6 billion at September 27, 2026 and September 28, 2025, respectively. Due to the structure of the Company’s long-term agreements, approximately 75% of this backlog at September 27, 2026 represented booked orders with performance obligations that will be satisfied within the next 12 months. The backlog does not reflect any elements of variable consideration.
Accounts Receivable
As of September 27, 2026 and December 28, 2025, gross accounts receivable from customers were $738.1 million and $690.3 million, respectively. The following represents the rollforward of accounts receivable - reserve for doubtful accounts for the year-to-date periods ended September 27, 2026 and September 28, 2025:

(in millions)
Accounts Receivable - Reserve for Doubtful Accounts	September 27, 2026	September 28, 2025
Balance as of beginning of year	$4.2	$15.0
Expense to increase the reserve	0.5	2.1
Write-offs and recoveries of uncollectible accounts	—	(12.4)
Balance as of period end	$4.7	$4.7
Contract balances
The following represents the rollforward of contract assets and liabilities for the year-to-date periods ended September 27, 2026 and September 28, 2025:

(in millions)
Contract Assets
Short-term	September 27, 2026	September 28, 2025
Balance as of beginning of fiscal year	$72.8	$75.6
Recognized in current year	153.0	94.8
Reclassified to accounts receivable	(110.2)	(76.1)
Reclassification to/from contract liability	(2.8)	—
Balance as of period end	$112.8	$94.3

(in millions)
Contract Liabilities
Short-term	September 27, 2026	September 28, 2025
Balance as of beginning of fiscal year	$146.4	$169.4
Recognized in current year	108.1	106.0
Amounts in beginning balance reclassified to revenue	(83.9)	(84.6)
Current year amounts reclassified to revenue	(45.7)	(44.3)
Other	(6.1)	(1.0)
Reclassification to/from long-term and contract asset	8.6	13.7
Balance as of period end	$127.4	$159.2

Long-term (a)	September 27, 2026	September 28, 2025
Balance as of beginning of year	$91.3	$45.3
Recognized in current year	73.1	33.0
Amounts in beginning balance reclassified to revenue	(5.3)	(2.2)
Other	(1.9)	(2.7)
Reclassification to/from short-term	(11.4)	(13.7)
Balance as of period end	$145.8	$59.7
(a) Long-term contract liabilities are included in other long-term liabilities on the consolidated balance sheets.

Contract costs for obtaining and fulfilling a contract were $16.7 million and $15.6 million as of September 27, 2026 and December 28, 2025, respectively, and are reported in other long-term assets on the consolidated balance sheet. Contract cost amortization expense for the quarter and year-to-date periods ended September 27, 2026 was $0.5 million and $1.5 million, respectively. Contract cost amortization expense for the quarter and year-to-date periods ended September 28, 2025 was $0.3 million and $1.2 million, respectively.
Note 3. Inventories
Inventories at September 27, 2026 and December 28, 2025 were as follows:

(in millions)	September 27, 2026	December 28, 2025
Raw materials and supplies	$347.4	$245.6
Work-in-process	1,344.8	1,137.4
Finished goods	90.6	100.6
	1,782.8	1,483.6
Inventory valuation reserves	(125.6)	(80.4)
Total inventories, net	$1,657.2	$1,403.2
Inventories are stated at the lower of cost (first-in, first-out (FIFO) and average cost methods) or net realizable value.
Note 4. Property, Plant and Equipment
Property, plant and equipment at September 27, 2026 and December 28, 2025 was as follows:

(In millions)	September 27, 2026	December 28, 2025
Land	$30.2	$31.2
Buildings and leasehold improvements	848.0	759.2
Equipment	3,511.8	3,389.8
	4,390.0	4,180.2
Accumulated depreciation and amortization	(2,345.0)	(2,239.6)
Total property, plant and equipment, net	$2,045.0	$1,940.6

The construction in progress portion of property, plant and equipment at September 27, 2026 and December 28, 2025 was $417.1 million and $359.4 million, respectively. Capital expenditures on the consolidated statement of cash flows for the year-to-date periods ended September 27, 2026 and September 28, 2025 exclude $43.1 million and $15.6 million, respectively, of accrued capital expenditures that were included in property, plant and equipment at September 27, 2026 and September 28, 2025, respectively.
Note 5. Divestitures
During the second quarter of 2026, the Company completed the sale of a previously closed manufacturing facility, which was part of the AA&S segment. A $9.9 million gain on the sale of the facility is reported in gain/loss on asset sales and sales of businesses, net, on the consolidated statement of operations for the year-to-date period ended September 27, 2026. The Company received proceeds, net of transaction costs, from the sale of $9.8 million during the third quarter of 2026.
During the third quarter of 2025, the Company completed the sale of its East Hartford, CT operations, an immaterial, non-core operation that was part of the Forged Products business unit, for $20.5 million. The Company recognized a gain of $1.1 million, inclusive of $2.0 million of goodwill allocated to this operation from the Forged Products reporting unit. The gain is reported in gain/loss on asset sales and sale of business, net, on the consolidated statement of operations for the quarter and year-to-date periods ended September 28, 2025, and is excluded from segment results. The Company received proceeds, net of transaction costs and net working capital adjustments, of $18.1 million in the third quarter of 2025, which is reported as an investing activity on the consolidated statements of cash flows.
During the first quarter of 2025, the Company completed the sale of certain immaterial, non-core operations in Birmingham, UK and Dusseldorf, Germany, which were part of our European business in the HPMC segment. A $3.7 million loss on sale of these operations is reported in gain/loss on asset sales and sales of businesses, net, on the consolidated statement of operations, for the year-to-date period ended September 28, 2025, and is excluded from segment results. The Company received proceeds, net of transaction costs, of $5.0 million during fiscal year 2025. As of December 28, 2025, the Company expected to receive additional proceeds of $4.9 million, of which, $1.6 million was received during the year-to-date period ended September 27, 2026. These proceeds are reported as an investing activity on the consolidated statement of cash flows.

Note 6. Joint Ventures
The financial results of majority-owned joint ventures are consolidated into the Company’s operating results and financial position, with the minority ownership interest recognized in the consolidated statements of operations as net income attributable to noncontrolling interests, and as equity attributable to the noncontrolling interests within total stockholders’ equity.
Majority-Owned Joint Venture
STAL:
The Company has a 60% interest in the Chinese joint venture known as STAL. The remaining 40% interest in STAL is owned by China Baowu Steel Group Corporation Limited, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. STAL is part of the AA&S segment and manufactures Precision Rolled Strip (PRS) stainless products mainly for the electronics and automotive markets located in Asia. Cash and cash equivalents held by STAL as of September 27, 2026 and December 28, 2025 were $106.1 million and $97.6 million, respectively.
Note 7. Supplemental Financial Statement Information
Other income, net for the quarters ended September 27, 2026 and September 28, 2025 was as follows:

(in millions)	Quarter ended		Year-to-date period ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Rent and royalty income	$0.9	$1.7	$2.8	$5.0
Gains from disposal of property, plant and equipment, net	—	10.5	—	10.5
Total other income, net	$0.9	$12.2	$2.8	$15.5
Restructuring
The Company recognized restructuring charges of $0.9 million and $11.8 million in the quarter and year-to-date periods ended September 27, 2026, respectively, for the rationalization of certain domestic facilities in the HPMC segment. On a year-to-date basis, these charges included $4.2 million of severance-related charges for approximately 100 employees, $4.1 million of impairment charges for equipment and leases, $1.2 million related to facility restoration costs, and $2.3 million of other related costs. These amounts are presented as restructuring charges in the consolidated statements of operations and are excluded from segment results. Additionally, the $0.7 million restructuring reserve balance at September 27, 2026 is recorded in accrued liabilities on the consolidated balance sheet.
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
Restructuring reserves for severance cost activity is as follows:

(in millions)	Severance and Employee
Benefit Costs
Balance at December 28, 2025	$0.4
Additions	4.2
Payments	(3.9)
Balance at September 27, 2026	$0.7

Supplier Financing
The Company participates in supplier financing programs with a financial institution to offer its suppliers the option for access to payment in advance of an invoice due date. Under such programs, financial institutions provide early payment to suppliers at their request for invoices that ATI has confirmed as valid at a predetermined discount rate commensurate with the creditworthiness of ATI. As of September 27, 2026 and December 28, 2025, the Company had $83.0 million and $52.8 million, respectively, reported in accounts payable on the consolidated balance sheets under such programs.

Accounts Receivable Securitization
On September 19, 2025, ATI Specialty Materials, LLC (Specialty Materials) and its indirect wholly owned subsidiary, ATI Securitization LLC (ATI Securitization) entered into a three-year, $125.0 million Receivables Purchase and Financing Agreement (the Receivables Facility) with PNC Bank, National Association, as Administrative Agent, and certain Purchasers/Lenders party thereto. Under the Receivables Facility, Specialty Materials sells or contributes, on an ongoing basis, certain of its trade accounts receivable, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, ATI Securitization Holdings LLC (ATI Holdings). ATI Holdings subsequently sells or contributes those receivables and related security and interests to ATI Securitization, its wholly owned subsidiary, which is a consolidated bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Facility. ATI Securitization may borrow from, and/or sell receivables under the Receivables Facility at fair value and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interest in the proceeds thereof. In all instances, Specialty Materials retains the servicing of the accounts receivable transferred, which includes collection and administrative activities. ATI has agreed to guarantee the performance of Specialty Materials obligations under the Receivables Facility.
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
During the quarterly period ended September 27, 2026, ATI Securitization sold $40.0 million of accounts receivable in exchange for $40.0 million of cash and also collected $40.0 million of accounts receivable transferred to ATI Securitization under the Receivables Facility. During the year-to-date period ended September 27, 2026, ATI Securitization sold $100.0 million of accounts receivable in exchange for $100.0 million of cash, and collected $60.0 million of accounts receivables transferred to ATI Securitization under the Receivables Facility. For the quarterly and year-to-date periods ended September 28, 2025, ATI Securitization sold $80.0 million of accounts receivable in exchange for $80.0 million of cash.
For the quarterly and year-to-date periods ended September 27, 2026, the Company recorded $1.2 million and $3.5 million charges, respectively, associated with the sales of the accounts receivable. For both the quarterly and year-to-date periods ended September 28, 2025, the Company recorded a $0.9 million charge associated with the sale of the accounts receivable. These charges were recognized within selling and administrative expenses on its consolidated statement of operations, which is excluded from segment results. As of September 27, 2026, the Company has utilized $120 million of the maximum aggregate funding available under the Receivables Facility.
There were no borrowings under the Receivables Facility during the year-to-date periods ended September 27, 2026 and September 28, 2025.
Other Customer Receivable Sales
In the third quarter and year-to-date periods ended September 27, 2026, the Company sold $127.1 million and $377.5 million, respectively, of certain customers’ accounts receivable through programs established by those customers with third-party financial institutions. In the third quarter and year-to-date periods ended September 28, 2025, the Company sold $107.0 million and $271.1 million, respectively, of certain customers’ accounts receivable through the same or similar programs. These customers have extended payment terms and provide the programs to enable suppliers to receive more timely payments. The Company has no continuing involvement with the receivables sold under these programs, including no servicing requirement. The proceeds from these transactions are presented as changes in receivables within operating activities in the consolidated statement of cash flows. The losses associated with these transactions of $1.7 million and $4.4 million for the quarter and year-

to-date periods ended September 27, 2026, respectively, and $1.4 million and $4.1 million for the quarter and year-to-date periods ended September 28, 2025, respectively, are reflected in the Company’s consolidated statements of operations and are excluded from segment results.
Note 8. Debt
Debt at September 27, 2026 and December 28, 2025 was as follows:

(In millions)	September 27, 2026	December 28, 2025
ATI Inc. 7.25% Senior Notes due 2030	$425.0	$425.0
ATI Inc. 5.875% Senior Notes due 2033	450.0	—
ATI Inc. 5.875% Senior Notes due 2027	—	350.0
ATI Inc. 5.125% Senior Notes due 2031	350.0	350.0
ATI Inc. 4.875% Senior Notes due 2029	325.0	325.0
ABL Term Loan	200.0	200.0
Foreign credit facilities	15.6	—
Finance leases and other	107.1	111.0
Debt issuance costs	(15.2)	(11.6)
Debt	1,857.5	1,749.4
Short-term debt and current portion of long-term debt	49.7	31.1
Long-term debt	$1,807.8	$1,718.3

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
2027 Senior Notes
On June 8, 2026, the Company exercised its right to redeem the entire outstanding $350 million aggregate principal amount of its 5.875% Notes due 2027 (2027 Notes), and The Bank of New York Mellon, as trustee, issued a notice of redemption to registered holders of the 2027 Notes. The 2027 Notes were fully redeemed on July 8, 2026 using a portion of the proceeds from the sale of the Company's 2033 Notes. As part of the redemption, the Company incurred debt extinguishment costs of approximately $1.2 million associated with the write-off of the related unamortized debt issuance costs.
Revolving Credit Facility
The Company's amended Asset Based Lending (ABL) Credit Facility, which is collateralized by the accounts receivable and inventory of the Company’s operations, consists of a $200 million term loan (Term Loan) and a $600 million revolving credit facility, which includes a letter of credit sub-facility of up to $200 million, and a swing loan facility of up to $60 million. The Term Loan bears interest at a rate of 2.0% above the adjusted SOFR and can be prepaid in increments of $25 million if certain minimum liquidity conditions are satisfied. In addition, the Company has the right to request an increase of up to $300 million in the maximum amount available under the revolving credit facility for the duration of the ABL. The ABL facility also provides the Company with the option of including certain machinery and equipment as additional collateral for purposes of determining availability under the facility. The ABL term runs through June of 2030.
The applicable interest rate for revolving credit borrowings under the ABL facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for SOFR-based borrowings and between 0.25% and 0.75% for base rate borrowings. The ABL facility contains a financial covenant whereby the Company must maintain a fixed charge coverage ratio of not less than 1.00:1.00 after an event of default has occurred and is continuing or if the undrawn availability under the ABL revolving credit portion of the facility is less than the greater of (i) 10% of the then applicable maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance, or (ii) $60.0 million. The Company was in compliance with the fixed charge coverage ratio as of September 27, 2026. Additionally, the Company must demonstrate minimum liquidity specified by the facility during the 90-day period immediately preceding the stated maturity date of its 4.875% Senior Notes due 2029, 7.25% Senior Notes due 2030 and 5.125% Senior Notes due 2031. Costs associated with entering into the June 2025 ABL amendment were $2.8 million, and are being amortized to interest expense over the extended term of the facility ending June 2030, along with $1.9 million of unamortized deferred costs previously recorded for the ABL. The ABL, as amended, also contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company’s ability to incur additional indebtedness or liens or to enter into investments, mergers and acquisitions, dispositions of assets and transactions with affiliates, some of which are more restrictive at any time during the term of the ABL when the Company’s fixed charge coverage ratio is less than 1.00:1.00 and its undrawn availability under the revolving portion of the ABL is less than the greater of (a) $120 million or (b) 20% of the sum of the maximum loan amount under the revolving credit portion of the ABL and the outstanding Term Loan balance.
As of September 27, 2026, there were no outstanding borrowings under the revolving portion of the ABL facility, and $29.3 million was utilized to support the issuance of letters of credit. There were no average revolving credit borrowings for the quarter and $42.7 million for the year-to-date period ended September 27, 2026, bearing an average annual interest rate of 5.2% under the ABL facility. There were no revolving credit borrowings under the ABL facility as of September 28, 2025. The Company also has foreign credit facilities, primarily in China, that total $76.4 million based on September 27, 2026 foreign exchange rates, $15.6 million of which was drawn as of September 27, 2026. There were no amounts drawn under foreign credit facilities as of December 28, 2025.
Note 9. Derivative Financial Instruments and Hedging
As part of its risk management strategy, the Company, from time-to-time, utilizes derivative financial instruments to manage its exposure to changes in raw material prices, energy costs, foreign currencies, and interest rates. In accordance with applicable accounting standards, the Company accounts for most of these contracts as hedges.
The Company sometimes uses futures and swap contracts to manage exposure to changes in prices for forecasted purchases of raw materials, such as nickel, and natural gas. Under these contracts, which are generally accounted for as cash flow hedges, the price of the item being hedged is fixed at the time that the contract is entered into and the Company is obligated to make or entitled to receive a payment equal to the net change between this fixed price and the market price at the date the contract matures.
The majority of ATI’s products are sold under contractual arrangements that include raw material surcharges and index mechanisms. However, as of September 27, 2026, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 5 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 7% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged is the variable selling price or the variable raw material cost, respectively.
At September 27, 2026, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility consisted of natural gas cost hedges. At September 27, 2026, the Company hedged approximately 80% of its forecasted domestic requirements for natural gas for the remainder of 2026, approximately 55% for 2027, and approximately 15% for 2028.
While most of the Company’s direct export sales are transacted in U.S. dollars, it uses foreign currency exchange contracts, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies it expects to receive from its export sales for pre-established U.S. dollar amounts at specified dates. In addition, the Company may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 27, 2026, the Company had no material outstanding foreign currency forward contracts.
The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no outstanding derivative interest rate contracts at September 27, 2026.
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

(in millions):		September 27, 2026	December 28, 2025
Asset derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Prepaid expenses and other current assets	$0.2	$1.0
Nickel and other raw material contracts	Prepaid expenses and other current assets	1.0	0.6
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	0.1
Nickel and other raw material contracts	Other assets	0.1	—
Natural gas contracts	Other assets	0.5	0.1
Total derivatives designated as hedging instruments:		$1.9	$1.8
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Other current liabilities	$3.5	$0.1
Natural gas contracts	Other current liabilities	3.0	1.3
Natural gas contracts	Other long-term liabilities	0.4	0.4
Total derivatives designated as hedging instruments:		$6.9	$1.8
For derivative financial instruments that are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. There were no outstanding fair value hedges as of September 27, 2026. The cash flow impact for all derivative financial instruments is reported in cash flows provided by operating activities on the consolidated statement of cash flows. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes, excluding any impacts of changes to income tax valuation allowances affecting results of operations or other comprehensive income, when applicable (see Note 15 for further explanation).
Assuming market prices remain constant with those at September 27, 2026, a pre-tax loss of $5.2 million is expected to be recognized over the next 12 months.
Activity for derivatives designated as cash flow hedges for the quarters and year-to-date periods ended September 27, 2026 and September 28, 2025 was as follows:

(in millions) Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Quarter ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Nickel and other raw material contracts	$(0.3)	$—	$(0.1)	$(1.1)
Natural gas contracts	(1.4)	(2.6)	(0.9)	(0.3)
Foreign exchange contracts	—	0.1	0.1	—
Total	$(1.7)	$(2.5)	$(0.9)	$(1.4)

(in millions) Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (a)
	Year-to-date period ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Nickel and other raw material contracts	$(0.8)	$(0.7)	$1.4	$(3.3)
Natural gas contracts	(1.8)	(0.2)	(0.2)	(0.2)
Foreign exchange contracts	0.4	(0.1)	0.4	0.1
Total	$(2.2)	$(1.0)	$1.6	$(3.4)
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
The Company may also use derivative instruments that are not designated as hedges to protect the Company’s results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations. The Company recognized $0.8 million of expense for the quarter ended September 27, 2026, and the Company recognized $1.8 million of expense, net, for settled foreign currency forward contracts that were not designated as hedges during the year-to date period ended September 27, 2026. The Company recognized $0.6 million of expense and $2.3 million of income, net, during the third quarter and year-to-date periods ended September 28, 2025, respectively, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of September 27, 2026.
Note 10. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 27, 2026 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$442.3	$442.3	$442.3	$—
Derivative financial instruments:
Assets	1.9	1.9	—	1.9
Liabilities	6.9	6.9	—	6.9
Debt (a)	1,872.7	1,843.6	1,520.9	322.7

The estimated fair value of financial instruments at December 28, 2025 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$416.7	$416.7	$416.7	$—
Derivative financial instruments:
Assets	1.8	1.8	—	1.8
Liabilities	1.8	1.8	—	1.8
Debt (a)	1,761.0	1,787.9	1,476.9	311.0
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
Note 11. Business Segments
The Company operates under two business segments: HPMC and AA&S. ATI’s Chief Operating Decision Maker (CODM) is its Chair, President and Chief Executive Officer. Segment EBITDA, the Company’s segment operating measure, is used by the CODM to assess segment operating performance and to determine the allocation of resources. Segment EBITDA as a percentage of segment revenues is utilized to assess the profitability of each segment and whether the Company’s strategies are resulting in margin expansion and expected operating performance improvements. The measure of segment EBITDA excludes net interest expense, income taxes, depreciation and amortization, goodwill impairment charges, debt extinguishment charges, corporate expenses, closed operations and other income (expense), restructuring and other credits/charges, gains or losses on the sale of accounts receivables, strike related costs, long-lived asset impairments, pension remeasurement gains and losses, other postretirement/pension curtailment and settlement gains and losses, and gains or losses on sales of businesses. Management believes segment EBITDA, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated:

(In millions)	Quarter ended September 27, 2026			Quarter ended September 28, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$721.4	$702.3	$1,423.7	$602.9	$522.6	$1,125.5
Intersegment sales	46.2	118.2	164.4	58.6	47.5	106.1
Total sales	767.6	820.5	1,588.1	661.5	570.1	1,231.6

Reconciliation of sales
Elimination of intersegment sales			(164.4)			(106.1)
Total consolidated sales			$1,423.7			$1,125.5

Less(1):
Allocated corporate overhead	18.2	19.8		14.3	14.2
Other segment items(2)	582.1	619.4		501.4	465.5
Segment EBITDA	167.3	181.3	348.6	145.8	90.4	236.2

Reconciliation of segment EBITDA
Corporate expenses			(18.8)			(15.6)
Closed operations and other income			(1.9)			4.5
Depreciation & amortization			(44.9)			(42.6)
Interest expense, net			(22.6)			(26.1)
Restructuring and other charges			(14.4)			(12.9)
Debt Extinguishment Charges			(1.2)			—
Gain on sales of businesses			—			1.1

Income before taxes			$244.8			$144.6

(In millions)	Year-to-date period ended			Year-to-date period ended
	September 27, 2026			September 28, 2025
	HPMC	AA&S	Total	HPMC	AA&S	Total
Sales to external customers	$1,972.8	$1,863.5	$3,836.3	$1,795.8	$1,614.5	$3,410.3
Intersegment sales	131.4	336.4	467.8	171.8	151.8	323.6
Total sales	2,104.2	2,199.9	4,304.1	1,967.6	1,766.3	3,733.9

Reconciliation of sales
Elimination of intersegment sales			(467.8)			(323.6)
Total consolidated sales			$3,836.3			$3,410.3

Less(1):
Allocated corporate overhead	50.6	53.9		48.6	50.2
Other segment items(2)	1,579.9	1,720.1		1,498.2	1,465.6
Segment EBITDA	473.7	425.9	899.6	420.8	250.5	671.3

Reconciliation of segment EBITDA
Corporate expenses			(50.7)			(48.4)
Closed operations and other income			(4.9)			4.5
Depreciation & amortization			(133.9)			(125.0)
Interest expense, net			(70.2)			(74.5)
Restructuring and other charges			(64.4)			(25.9)
Debt Extinguishment Charges			(1.2)			—
Loss on sales of business, net			—			(2.6)

Income before taxes			$574.3			$399.4
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
Total international sales for the third quarter and year-to-date periods ended September 27, 2026 were $487.6 million and $1,410.4 million, respectively, and $445.3 million and $1,435.9 million for the third quarter and year-to-date periods ended September 28, 2025, respectively. Of these amounts, sales by operations in the U.S. to customers in other countries for the third quarter and year-to-date periods ended September 27, 2026 were $374.7 million and $1,112.7 million, respectively, and $348.6 million and $1,156.9 million for the third quarter and year-to-date periods ended September 28, 2025, respectively.
Restructuring and other charges of $14.4 million for the quarter ended September 27, 2026 include $2.2 million of start-up and transaction-related costs, which are primarily included within cost of sales on the consolidated statements of operations. These charges also include $0.9 million of restructuring-related severance, impairment, and other costs, $8.4 million of transformation-related costs, and $2.9 million of losses on the sale of accounts receivable, which are primarily included within selling and administrative expenses on the consolidated statements of operations. Restructuring and other charges of $64.4 million for the year-to-date period ended September 27, 2026 include $23.4 million of start-up and transaction-related costs and $1.1 million of restructuring-related impairment costs, which are primarily included within cost of sales on the consolidated statements of operations, $11.8 million of restructuring-related severance, impairment, and other costs, $20.2 million of transformation-related costs, and $7.9 million of losses on the sale of accounts receivable, which are included within selling and administrative expenses on the consolidated statements of operations.

Restructuring and other charges of $12.9 million for the quarter ended September 28, 2025 include $7.2 million of start-up and transaction-related costs, which are primarily included within cost of sales on the consolidated statements of operations. These charges also include $3.6 million of transformation-related costs and $2.5 million of losses on the sale of accounts receivables, which are included within selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $0.4 million due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment. Restructuring and other charges of $25.9 million for the year-to-date period ended September 28, 2025 include $17.2 million of start-up and transaction related costs, which are primarily included within cost of sales on the consolidated statements of operations, $4.7 million of transformation-related costs and $5.7 million of losses on the sale of accounts receivable, which are included within selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $1.7 million due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment.
Certain additional information regarding the Company’s business segments is presented below:

	Quarter ended		Year-to-date period ended
(In millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Depreciation and amortization:
High Performance Materials & Components	$21.1	$21.2	$61.3	$61.8
Advanced Alloys & Solutions	21.9	19.7	67.4	58.3
Other	1.9	1.7	5.2	4.9
Total depreciation and amortization	$44.9	$42.6	$133.9	$125.0
Capital expenditures:
High Performance Materials & Components	$64.9	$36.9	$138.5	$111.5
Advanced Alloys & Solutions	25.9	25.2	72.6	74.4
Corporate	2.0	0.4	5.5	2.0
Total capital expenditures	$92.8	$62.5	$216.6	$187.9

(In millions)
Identifiable assets:	September 27, 2026	December 28, 2025
High Performance Materials & Components	$2,487.6	$2,368.6
Advanced Alloys & Solutions	2,600.7	2,249.1
Corporate:
Deferred Taxes	31.4	33.5
Cash and cash equivalents and other	447.1	448.4
Total assets	$5,566.8	$5,099.6

(in millions)	September 27, 2026	Percent of total	December 28, 2025	Percent of total
Total assets:
United States	$5,032.0	90%	$4,544.4	89%
China	336.6	6%	321.8	6%
Other	198.2	4%	233.4	5%
Total Assets	$5,566.8	100%	$5,099.6	100%
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

For the quarters ended September 27, 2026 and September 28, 2025, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits		Other Postretirement Benefits
(In millions)	Quarter ended		Quarter ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Service cost - benefits earned during the year	$1.4	$1.3	$0.1	$0.1
Interest cost on benefits earned in prior years	4.8	4.4	2.2	2.5
Expected return on plan assets	(4.1)	(4.0)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.1)	(0.3)
Amortization of net actuarial loss	—	—	1.3	1.2
Total retirement benefit expense	$2.2	$1.8	$3.5	$3.5
For the year-to-date periods ended September 27, 2026 and September 28, 2025, the components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits		Other Postretirement Benefits
(In millions)	Year-to-date period ended		Year-to-date period ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Service cost - benefits earned during the year	$4.3	$4.0	$0.3	$0.3
Interest cost on benefits earned in prior years	14.4	13.0	6.7	7.4
Expected return on plan assets	(12.3)	(11.9)	—	—
Amortization of prior service cost (credit)	0.3	0.3	(0.2)	(0.7)
Amortization of net actuarial loss	—	—	3.9	3.8
Total retirement benefit expense	$6.7	$5.4	$10.7	$10.8
Note 13. Income Taxes
For the quarter and year-to-date periods ended September 27, 2026, the Company’s effective tax rate was 21.0% and 18.5%, respectively, resulting in an income tax provision of $51.5 million and $106.2 million, respectively. For the quarter and year-to-date periods ended September 28, 2025, the Company’s effective tax rate was 21.4% and 20.4%, respectively, resulting in an income tax provision of $31.0 million and $81.3 million, respectively. The effective tax rate for the quarter ended September 27, 2026 included discrete tax benefits of $0.8 million, primarily for the release of a foreign valuation allowance, while the effective tax rate for the quarter ended September 28, 2025 includes discrete tax expense of $2.8 million, primarily related to return-to-provision adjustments for limitations of permanent benefits due to decreased taxable income.
For the year-to-date periods ended September 27, 2026 and September 28, 2025, discrete tax benefits were $13.9 million and $1.7 million, respectively. The discrete tax benefits for both periods were primarily related to share-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act, which included permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes, was enacted. Pursuant to ASC 740, Income Taxes, the effects of changes in tax law were recognized in the period of enactment, the impact of which were not material and were reflected in the Company’s effective tax rate in the quarter and year-to-date periods ended September 28, 2025. The impacts related to the tax law changes will be favorable in the current year and to future years’ cash tax payments due to changes in bonus depreciation, domestic research expensing and certain international provisions.
Note 14. Per Share Information
The following table sets forth the computation of basic and diluted income per common share:

	Quarter ended		Year-to-date period ended
(in millions, except per share amounts):	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Numerator:
Numerator for basic income per common share –
Net income attributable to ATI	$189.8	$110.0	$459.0	$307.7
Denominator:
Denominator for basic net income per common share – weighted average shares	136.1	137.0	136.4	139.5
Effect of dilutive securities:
Share-based compensation	2.3	3.5	2.1	3.1
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	138.4	140.5	138.5	142.6
Basic net income attributable to ATI per common share	$1.39	$0.80	$3.37	$2.21
Diluted net income attributable to ATI per common share	$1.37	$0.78	$3.31	$2.16
Periodically, the Company’s Board of Directors authorizes the repurchase of ATI common stock (the Share Repurchase Program), most recently authorizing the repurchase of up to $700 million, as announced in September 2024, and an additional $500 million, as announced in February 2026. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter and year-to-date periods ended September 27, 2026, ATI used $70.0 million and $195.0 million to repurchase 0.4 million shares and 1.2 million shares, respectively, of its common stock under the Share Repurchase Program. At September 27, 2026, the Company has utilized all of the $700 million in repurchase authority announced in September 2024, and $75 million of the $500 million in repurchase authority announced in February 2026. As of September 27, 2026, total share repurchase authorization remaining under the Company's active Share Repurchase Program was $425 million. In the quarter and year-to-date periods ended September 28, 2025, ATI used $150.0 million and $470.0 million to repurchase 2.0 million and 6.4 million, respectively, of its common stock under the Share Repurchase Program.
The Company’s share repurchases are subject to a 1% excise tax due to the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis of the shares within treasury stock. The cost of share repurchases for the quarter and year-to-date periods ended September 27, 2026 of $70.7 million and $195.7 million, respectively, differs from the repurchases of common stock amounts in the consolidated statements of cash flows due to these excise taxes.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the quarter ended September 27, 2026 were as follows:

(In millions)	Post- retirement benefit plans		Currency translation adjustment	Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, June 28, 2026		$(30.1)	$(55.6)		$(2.4)	$23.3	$(64.8)
OCI before reclassifications		—	0.5		(1.7)	—	(1.2)
Amounts reclassified from AOCI	(a)	1.0	—	(b)	0.9	—	1.9
Net current-period OCI		1.0	0.5		(0.8)	—	0.7
Balance, September 27, 2026		$(29.1)	$(55.1)		$(3.2)	$23.3	$(64.1)
Attributable to noncontrolling interests:
Balance, June 28, 2026		$—	$15.7		$—	$—	$15.7
OCI before reclassifications		—	1.7		—	—	1.7
Amounts reclassified from AOCI		—	—		—	—	—
Net current-period OCI		—	1.7		—	—	1.7
Balance, September 27, 2026		$—	$17.4		$—	$—	$17.4

The changes in AOCI by component, net of tax, for the year-to-date period ended September 27, 2026 were as follows:

(In millions)	Post- retirement benefit plans		Currency translation adjustment	Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 28, 2025		$(32.2)	$(52.1)		$0.6	$23.3	$(60.4)
OCI before reclassifications		—	(3.0)		(2.2)	—	(5.2)
Amounts reclassified from AOCI	(a)	3.1	—	(b)	(1.6)	—	1.5
Net current-period OCI		3.1	(3.0)		(3.8)	—	(3.7)
Balance, September 27, 2026		$(29.1)	$(55.1)		$(3.2)	$23.3	$(64.1)
Attributable to noncontrolling interests:
Balance, December 28, 2025		$—	$12.0		$—	$—	$12.0
OCI before reclassifications		—	5.4		—	—	5.4
Amounts reclassified from AOCI		—	—		—	—	—
Net current-period OCI		—	5.4		—	—	5.4
Balance, September 27, 2026		$—	$17.4		$—	$—	$17.4
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).
(b)Amounts related to derivatives are included in sales, cost of goods sold or interest expense in the period or periods the hedged item affects earnings (see Note 9).

The changes in AOCI by component, net of tax, for the quarter ended September 28, 2025 were as follows:

(In millions)	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, June 29, 2025		$(28.8)		$(52.0)		$1.0	$23.3	$(56.5)
OCI before reclassifications		—		(2.2)		(2.5)	—	(4.7)
Amounts reclassified from AOCI	(a)	0.9	(b)	—	(d)	1.4	—	2.3
Net current-period OCI		0.9		(2.2)		(1.1)	—	(2.4)
Balance, September 28, 2025		$(27.9)		$(54.2)		$(0.1)	$23.3	$(58.9)
Attributable to noncontrolling interests:
Balance, June 29, 2025		$—		$8.7		$—	$—	$8.7
OCI before reclassifications		—		0.6		—	—	0.6
Amounts reclassified from AOCI		—	(c)	—		—	—	—
Net current-period OCI		—		0.6		—	—	$0.6
Balance, September 28, 2025		$—		$9.3		$—	$—	$9.3
The changes in AOCI by component, net of tax, for the year-to-date period ended September 28, 2025 were as follows:

(In millions)	Post- retirement benefit plans		Currency translation adjustment		Derivatives		Deferred Tax Asset Valuation Allowance	Total
Attributable to ATI:
Balance, December 29, 2024		$(30.5)		$(79.8)		$(2.5)	$23.3	$(89.5)
OCI before reclassifications		—		20.5		(1.0)	—	19.5
Amounts reclassified from AOCI	(a)	2.6	(b)	5.1	(d)	3.4	—	11.1
Net current-period OCI		2.6		25.6		2.4	—	30.6
Balance, September 28, 2025		$(27.9)		$(54.2)		$(0.1)	$23.3	$(58.9)
Attributable to noncontrolling interests:
Balance, December 29, 2024		$—		$5.7		$—	$—	$5.7
OCI before reclassifications		—		3.6		—	—	3.6
Amounts reclassified from AOCI		—	(c)	—		—	—	—
Net current-period OCI		—		3.6		—	—	$3.6
Balance, September 28, 2025		$—		$9.3		$—	$—	$9.3
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
Reclassifications out of AOCI for the quarter and year-to-date periods ended September 27, 2026 and September 28, 2025 were as follows:

(In millions)	Quarter ended		Year-to-date period ended
Details about AOCI Components (In millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$—	$0.2	$(0.1)	$0.4	(a)
Actuarial losses	(1.3)	(1.2)	(3.9)	(3.8)	(a)
	(1.3)	(1.0)	(4.0)	(3.4)	(d)	Total before tax
	(0.3)	(0.1)	(0.9)	(0.8)		Tax benefit (e)
	$(1.0)	$(0.9)	$(3.1)	$(2.6)		Net of tax

Currency translation adjustment	$—	$—	$—	$(5.1)	(b,d)

Derivatives
Nickel and other raw material contracts	$(0.2)	$(1.4)	$1.8	$(4.3)	(c)
Natural gas contracts	(1.1)	(0.4)	(0.2)	(0.2)	(c)
Foreign exchange contracts	0.1	—	0.5	0.1	(c)
	(1.2)	(1.8)	2.1	(4.4)	(d)	Total before tax
	(0.3)	(0.4)	0.5	(1.0)		Tax benefit (e)
	$(0.9)	$(1.4)	$1.6	$(3.4)		Net of tax

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
At September 27, 2026, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $3 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; and $6 million for owned or controlled sites at which Company operations have been or plan to be discontinued. The timing of expenditures depends on a number of factors that vary by site.

The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $21 million. Future investigation or remediation activities may result in the discovery of additional hazardous materials, or potentially higher levels of contamination than discovered during prior investigation, and may impact costs associated with the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations and cash flows.
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
The Company received employee retention tax credits under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) during the fiscal year ended December 31, 2022. Due to the complex nature of the employee retention credit computations, the Company deferred recognition of a portion of the tax credits pending the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the year-to-date period ended September 27, 2026, the Company did not recognize a benefit related to these credits. As of September 27, 2026, the Company has approximately $5 million of remaining deferred retention tax credits, with statute of limitations expirations in 2028.

In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania (the District Court). These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company filed a Motion to Dismiss the consolidated claims in January 2025. Following an August 2025 hearing on the Motion to Dismiss, the magistrate judge overseeing the Motion issued a report recommending that all of the plaintiffs’ claims be dismissed for lack of standing. In July 2026, the District Court granted the Company's Motion to Dismiss. In August 2026, Plaintiffs noticed an appeal of the District Court's decision to the Court of Appeals for the Third Circuit. The Company disputes and intends to vigorously defend against these claims but cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI produces specialty materials, highly differentiated by our materials science expertise and advanced process technologies. Aerospace & defense, our largest end markets, represented 69% of sales for the year-to-date period ended September 27, 2026, led by products for jet engines and airframes in addition to a wide range of defense applications. Additionally, we have a strong presence in the specialty energy market and serve customers in several other markets including conventional energy, medical, electronics and other industrial markets.
We operate in two business segments: High Performance Materials & Components (HPMC) and Advanced Alloys & Solutions
(AA&S). HPMC produces a wide range of high performance materials, components, and advanced metallic powder alloys.
These products are made from nickel-based alloys and superalloys, titanium and titanium-based alloys, and a variety of other specialty materials. HPMC’s capabilities range from cast/wrought and powder alloy development to production of highly engineered finished components, and 3D-printed aerospace products. The HPMC segment’s primary focus is on maximizing jet engine materials and components growth, with approximately 93% of its revenue derived from the aerospace & defense markets, including approximately 72% from products for commercial jet engines.

The AA&S segment produces nickel-based alloys, titanium and titanium-based alloys, and specialty alloys, including zirconium, hafnium, and niobium, in a variety of forms including plate, sheet, and strip products. AA&S focuses on high-value materials that are utilized in technically challenging and extreme environments, which require materials that can withstand extreme heat, radiation and corrosion. Sales to the aerospace & defense markets comprise approximately 44% of total AA&S sales. AA&S also serves customers across several other markets, notably specialty energy and conventional energy, as well as electronics and certain industrial markets.
ATI follows a 4-4-5 or 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month, and its fiscal year ends on the Sunday closest to December 31. Unless otherwise stated, references to years and quarters in this Quarterly Report on Form 10-Q relate to fiscal years and quarters, rather than calendar years and quarters.
Results of Operations
Sales
Third quarter 2026 sales increased approximately 26% to $1.42 billion, compared to $1.13 billion of sales for the third quarter 2025, primarily due to higher pricing and strong demand in the aerospace & defense markets, particularly for commercial jet engine and government defense products that increased by 39% and 34%, respectively. Commercial airframe products also increased by 11%. In aggregate, ATI’s aerospace & defense sales increased 25% to $994.5 million, or 69% of total sales in the third quarter 2026, compared to $792.7 million, or 70% of total sales in the third quarter 2025. Further, sales to other markets increased $96.4 million in the third quarter 2026 compared to the third quarter 2025, due to higher demand across various industrial markets, including specialty energy, conventional energy and automotive.
Sales for the year-to-date period ended September 27, 2026 increased approximately 12% to $3.84 billion, compared to $3.41 billion of sales for the year-to-date period ended September 28, 2025, primarily due to increased demand and favorable pricing in the aerospace & defense markets. On a year-to-date basis, commercial jet engine and defense sales increased 22% and 16%, respectively. In aggregate, ATI's aerospace & defense sales increased 15% to $2.65 billion, or 69% of total sales in the year-to-date period ended September 27, 2026, compared to $2.31 billion, or 68% of total sales in the year-to-date period ended September 28, 2025. On a year-to-date basis, sales to other markets increased by $81 million, or 7%, primarily for specialty energy, appliances and automotive.
Comparative information regarding our overall sales by end market, and their respective percentages of total sales for the quarters and year-to-date periods ended September 27, 2026 and September 28, 2025, is shown below:

(In millions)	Quarter ended
	September 27, 2026		September 28, 2025
Aerospace & Defense:
Jet Engines- Commercial	$603.2	42%	$433.6	38%
Airframes- Commercial	219.4	15%	197.7	18%
Defense	171.9	12%	161.4	14%
Total Aerospace & Defense	994.5	69%	792.7	70%

Other Markets:
Specialty Energy	80.4	6%	53.9	5%
Medical	25.6	2%	30.9	3%
Electronics	46.5	3%	48.4	4%
Conventional Energy	82.3	6%	56.8	5%
Automotive	78.9	6%	61.3	6%
Construction/Mining	39.4	3%	36.8	3%
Other	76.1	5%	44.7	4%
Total Other Markets	$429.2	31%	$332.8	30%

Total	$1,423.7	100%	$1,125.5	100%

(In millions)	Year-to-date period ended
	September 27, 2026		September 28, 2025
Aerospace & Defense:
Jet Engines- Commercial	$1,583.5	41%	$1,302.8	38%
Airframes- Commercial	597.7	16%	598.7	18%
Defense	472.9	12%	407.4	12%
Total Aerospace & Defense	2,654.1	69%	2,308.9	68%

Other Markets:
Specialty Energy	201.2	5%	167.9	5%
Medical	76.1	2%	112.2	3%
Electronics	113.0	3%	131.7	4%
Conventional Energy	270.0	7%	271.5	8%
Automotive	212.7	6%	186.7	5%
Construction/Mining	113.3	3%	103.0	3%
Other	195.9	5%	128.4	4%
Total Other Markets	$1,182.2	31%	$1,101.4	32%

Total	$3,836.3	100%	$3,410.3	100%
For the third quarter 2026, international sales increased to $488 million, or 34% of total sales, from $445 million, or 40% of total sales, in the third quarter 2025.
For the year-to-date period ended September 27, 2026, international sales decreased to $1,410 million, or 37% of total sales, from $1,436 million, or 42% of total sales, in the year-to-date period ended September 28, 2025.
Comparative information regarding our major products, based on their percentages of sales are shown below. Hot-Rolling and Processing Facility (HRPF) conversion service sales in the AA&S segment are excluded from this presentation.

	Quarter ended		Year-to-date period ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Nickel-based alloys and specialty alloys	52%	44%	51%	47%
Precision forgings, castings and components	17%	22%	18%	21%
Titanium and titanium-based alloys	16%	19%	16%	18%
Precision rolled strip products	5%	6%	5%	5%
Zirconium and related alloys	10%	9%	10%	9%
Total	100%	100%	100%	100%

Gross Profit
Gross profit for the third quarter 2026 was $380.2 million, or 26.7% of sales, compared to $255.3 million, or 22.7% of sales, for the third quarter 2025. Third quarter 2026 gross profit includes $1.2 million of start-up costs, which are excluded from Adjusted EBITDA. Third quarter 2025 gross profit includes $7.0 million of start-up and transaction-related costs.
Our gross profit was $952.9 million, or 24.8% of sales, for the year-to-date period ended September 27, 2026, compared to $733.6 million, or 21.5% of sales for the year-to-date period ended September 28, 2025. Year-to-date period ended September 27, 2026 gross profit includes start-up and transaction-related costs of $15.3 million and $1.1 million of restructuring-related costs, which are excluded from Adjusted EBITDA. Year-to-date period ended September 28, 2025 gross profit includes a benefit of $7.2 million related to the recognition of previously deferred employee retention tax credits, of which $4.4 million related to the HPMC segment and $2.8 million related to the AA&S segment. Year-to-date period ended September 28, 2025 gross profit also includes $17.0 million of start-up and transaction costs.

Selling and Administrative Expenses
Selling and administrative expenses for the third quarter 2026 were $107.7 million, an increase of 13.8% compared to $94.6 million for the third quarter 2025. The increase was due to higher compensation costs, professional fees, and transformation and transaction-related costs. Third quarter 2026 and third quarter 2025 include $9.4 million and $3.8 million of transformation and transaction-related costs, respectively.
Selling and administrative expenses for the year-to-date period ended September 27, 2026 were $295.5 million, an increase of 12.6% compared to $262.4 million for the year-to-date period ended September 28, 2025. The increase was primarily due to higher transformation and transaction-related costs and compensation costs. Year-to-date periods ended September 27, 2026 and September 28, 2025 include $28.3 million and $4.9 million of transformation and transaction-related costs, respectively. These periods also include $7.9 million and $5.7 million of losses on the sale of customer accounts receivable, respectively.

Restructuring Charges (Credits)
Third quarter 2026 included a restructuring-related impairment charge of $0.9 million due to the rationalization of certain facilities initiated in second quarter 2026. Third quarter 2025 included a credit of $0.4 million due to a reduction in severance-related reserves based on revised workforce reduction estimates.
The year-to-date period ended September 27, 2026 included restructuring-related severance, impairment, and other costs of $11.8 million due to the rationalization of certain facilities. The year-to-date period ended September 28, 2025 included a credit of $1.7 million, due to a reduction in severance-related reserves based on revised workforce reduction estimates.

Gain/Loss on Asset Sales and Sales of Businesses, net
The gain on asset sales and sales of businesses, net of $0.3 million during the quarter ended September 27, 2026 was primarily attributable to the sale of certain immaterial fixed assets. Third quarter 2025 included a gain on asset sales and sales of businesses net of $1.3 million, primarily for a $1.1 million gain on the sale of an immaterial, non-core operation that was part of the HPMC segment.
The gain on asset sales and sales of businesses, net of $10.1 million during the year-to-date period ended September 27, 2026 was primarily attributable to the sale of a previously closed manufacturing facility during the second quarter of 2026, which was part of the AA&S segment. The loss on asset sales and sales of businesses, net of $2.6 million, during the year-to-date period ended September 28, 2025 was primarily attributable to the sale of certain immaterial, non-core operations in the HPMC segment.

Interest Expense, Net
Interest expense, net decreased to $22.6 million in the third quarter of 2026 compared to $26.1 million in the third quarter of 2025. The decrease in interest expense, net was primarily related to the year-over-year increase in interest capitalization on strategic capital projects. Capitalized interest reduced interest expense by $3.9 million in the third quarter 2026 and $2.4 million in the third quarter 2025.
Interest expense, net decreased to $70.2 million in the year-to-date period ended September 27, 2026 compared to $74.5 million in the year-to-date period ended September 28, 2025. The decrease in interest expense, net was primarily due to lower rates on our outstanding debt and an increase in interest capitalization on strategic capital projects. Capitalized interest reduced interest expense by $10.1 million in the year-to-date period ended September 27, 2026 and $7.6 million in the year-to-date period ended September 28, 2025.

Other Income, Net
Other income, net for the third quarter 2026 decreased to $0.9 million compared to $12.2 million in the third quarter 2025. Other income, net for the year-to-date period ended September 27, 2026 decreased to $2.8 million compared to $15.5 million in the year-to-date period ended September 28, 2025. The change in both the quarter and year-to-date periods is primarily due to a $10.5 million gain from the sale of certain oil and gas rights in the prior year.

Income Taxes
Our third quarter 2026 effective tax rate was 21.0%, which was relatively unchanged from our effective tax rate for the third quarter 2025 of 21.4%. The effective tax rate for the third quarter of 2026 includes discrete tax benefits of $0.8 million, primarily for the release of a foreign valuation allowance, while the effective tax rate for the third quarter of 2025 includes discrete tax expense of $2.8 million, primarily related to return-to-provision adjustments for limitations of permanent benefits due to decreased taxable income.
For the year-to-date periods ended September 27, 2026 and September 28, 2025, our effective tax rates before discrete items were 20.9% and 20.8%, respectively. Our effective tax rate, including discrete items, for the year-to-date period ended September 27, 2026 was 18.5%, which was lower than the 20.4% effective rate in the prior year comparative period. The year-to-date period ended September 27, 2026 includes discrete tax benefits of $13.9 million, while the effective tax rate for the year-to-date period ended September 28, 2025 includes discrete tax benefits of $1.7 million. The discrete tax benefits in both periods were primarily for share-based compensation.
Net Income
Net income attributable to ATI was $189.8 million, or $1.37 per share, in the third quarter 2026, compared to $110.0 million, or $0.78 per share, for the third quarter 2025.
Net income attributable to ATI was $459.0 million, or $3.31 per share, in the year-to-date period ended September 27, 2026, compared to $307.7 million, or $2.16 per share, in the year-to-date period ended September 28, 2025.

Business Segment Results
Comparative financial information for our segments and corporate operations for the quarterly and year-to-date periods ended September 27, 2026 and September 28, 2025 is shown below.

(In millions)	Quarter ended		Year-to-date period ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales:
High Performance Materials & Components	$721.4	$602.9	$1,972.8	$1,795.8
Advanced Alloys & Solutions	702.3	522.6	1,863.5	1,614.5
Total external sales	$1,423.7	$1,125.5	$3,836.3	$3,410.3

Segment EBITDA(a):
High Performance Materials & Components	$167.3	$145.8	$473.7	$420.8
% of Sales	23.2%	24.2%	24.0%	23.4%
Advanced Alloys & Solutions	181.3	90.4	425.9	250.5
% of Sales	25.8%	17.3%	22.9%	15.5%

Corporate, Closed Operations and Other (income) expense(b):
Corporate expense	$18.8	$15.6	$50.7	$48.4
Closed operations and other (income) expense	1.9	(4.5)	4.9	(4.5)
Total Corporate, Closed Operations and Other expense	$20.7	$11.1	$55.6	$43.9

Depreciation & Amortization
High Performance Materials & Components	$21.1	$21.2	$61.3	$61.8
Advanced Alloys & Solutions	21.9	19.7	67.4	58.3
Other	1.9	1.7	5.2	4.9
Total depreciation & amortization	$44.9	$42.6	$133.9	$125.0
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

High Performance Materials & Components Segment
Third quarter 2026 sales were $721.4 million, an increase of $118.5 million, or 20%, compared to the third quarter 2025, primarily due to sales growth in the aerospace & defense markets, which increased $121.5 million, or 22%. This increase was primarily driven by strong demand and pricing for commercial jet engine products, which grew more than 34% on a year-over-year basis.
Comparative information for our HPMC segment revenues by market and their respective percentages of the segment’s overall revenues for the quarters ended September 27, 2026 and September 28, 2025 is as follows:

(in millions)	Quarter ended		Quarter ended
Markets	September 27, 2026		September 28, 2025
Aerospace & Defense:
Jet Engines- Commercial	$535.9	74%	$399.3	66%
Airframes- Commercial	77.2	11%	71.0	12%
Defense	62.5	9%	83.8	14%
Total Aerospace & Defense	675.6	94%	554.1	92%

Other Markets:
Specialty Energy	17.4	2%	19.4	3%
Medical	4.1	1%	11.8	2%
Construction/Mining	11.6	2%	5.3	1%
Automotive	2.1	—%	1.7	—%
Conventional Energy	1.6	—%	1.1	—%
Other	9.0	1%	9.5	2%
Total Other Markets	45.8	6%	48.8	8%

Total	$721.4	100%	$602.9	100%
International sales represented 36% of total segment sales for the third quarter 2026, compared to 44% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the quarters ended September 27, 2026 and September 28, 2025, is as follows:

	Quarter ended
	September 27, 2026	September 28, 2025
Nickel-based alloys and specialty alloys	51%	44%
Precision forgings, castings and components	33%	40%
Titanium and titanium-based alloys	16%	16%
Total	100%	100%
Segment EBITDA in the third quarter 2026 was $167.3 million, or 23.2% of total sales, compared to $145.8 million, or 24.2% of total sales, for the third quarter 2025. The decrease in segment EBITDA margin rate was primarily due to higher manufacturing and period costs, including costs associated with the transitioning a new nickel-based superalloy into commercial production. These increases were partially offset by increased volume and favorable pricing and mix.
Sales for the year-to-date period ended September 27, 2026 were $2.0 billion, an increase of $177.0 million, or 10%, compared to the year-to-date period ended September 28, 2025, primarily due to sales growth in the aerospace & defense markets, which increased $184.0 million, or 11%. The growth in the aerospace & defense markets was primarily driven by strong demand and pricing for commercial jet engine products, which grew more than 17% on a year-over-year basis.
Comparative information for our HPMC segment revenues by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended September 27, 2026 and September 28, 2025 is as follows:

(in millions)	Year-to-date period ended		Year-to-date period ended
Markets	September 27, 2026		September 28, 2025
Aerospace & Defense:
Jet Engines- Commercial	$1,428.9	72%	$1,216.2	68%
Airframes- Commercial	230.4	12%	230.1	13%
Defense	175.0	9%	204.0	11%
Total Aerospace & Defense	1,834.3	93%	1,650.3	92%

Other Markets:
Specialty Energy	48.3	2%	46.5	3%
Medical	21.5	1%	43.0	2%
Construction/Mining	34.2	2%	20.5	1%
Automotive	3.8	—%	5.9	—%
Conventional Energy	6.2	—%	4.2	—%
Other	24.5	2%	25.4	2%
Total Other Markets	138.5	7%	145.5	8%

Total	$1,972.8	100%	$1,795.8	100%
International sales as a percentage of total segment sales represented 40% for the year-to-date period ended September 27, 2026, compared to 44% in the prior year period. Comparative information for the HPMC segment’s major product categories, based on their percentages of revenue for the year-to-date periods ended September 27, 2026 and September 28, 2025, is as follows:

	Year-to-date period ended
	September 27, 2026	September 28, 2025
Nickel-based alloys and specialty alloys	49%	43%
Precision forgings, castings and components	35%	39%
Titanium and titanium-based alloys	16%	18%
Total	100%	100%
Segment EBITDA in the year-to-date period ended September 27, 2026 increased to $473.7 million, or 24.0% of total sales, compared to $420.8 million, or 23.4% of total sales, for the year-to-date period ended September 28, 2025. The increase in segment EBITDA margin rate was primarily due to favorable pricing and mix, partially offset by higher manufacturing and period, including costs associated with transitioning a new nickel-based superalloy into commercial production and inefficiencies related to capacity expansion projects.
The Company continues to invest in capacity and to improve work-flow processes and operations. HPMC results for third quarter 2026 reflected year-over-year improved operating leverage and pricing as we continued to experience strong demand in our key aerospace & defense markets, particularly for commercial jet engine products. We believe our long-term agreements with aerospace market OEMs and backlog for our specialty materials, including powders, parts and components, position the HPMC segment for continued growth.
Advanced Alloys & Solutions Segment

Third quarter 2026 sales were $702.3 million, an increase of $179.7 million, or 34%, compared to third quarter 2025, primarily driven by higher sales to the aerospace & defense and specialty energy markets. On a year-over-year basis, aerospace & defense sales grew by 34%, as sales of commercial jet engine products almost doubled and defense sales increased by 41%, reflecting higher demand and pricing. Aerospace & defense sales were 45% of the total AA&S sales in the third quarter 2026 compared to 46% in third quarter 2025. Sales to other industrial markets also increased on stronger demand, including conventional energy and automotive.
Comparative information regarding our AA&S segment revenues by market and their respective percentages of the segment’s overall revenues for the quarters ended September 27, 2026 and September 28, 2025 is shown below.

(in millions)	Quarter ended		Quarter ended
Markets	September 27, 2026		September 28, 2025
Aerospace & Defense:
Jet Engines- Commercial	$67.3	10%	$34.3	7%
Airframes- Commercial	142.2	20%	126.7	24%
Defense	109.4	16%	77.6	15%
Total Aerospace & Defense	318.9	45%	238.6	46%

Other Markets:
Electronics	46.5	7%	48.4	9%
Specialty Energy	63.0	9%	34.5	7%
Medical	21.5	3%	19.1	3%
Automotive	76.8	11%	59.6	11%
Conventional Energy	80.7	11%	55.7	11%
Construction/Mining	27.8	4%	31.5	6%
Other	67.1	10%	35.2	7%
Total Other Markets	383.4	55%	284.0	54%

Total	$702.3	100%	$522.6	100%
International sales represented 33% of total segment sales for the third quarter of 2026, compared to 35% in the prior year’s third quarter. Comparative information regarding the AA&S segment’s major product categories, based on their percentages of revenue for the quarters ended September 27, 2026 and September 28, 2025, is presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Quarter ended
	September 27, 2026	September 28, 2025
Nickel-based alloys and specialty alloys	53%	45%
Titanium and titanium-based alloys	16%	22%
Zirconium and related alloys	21%	20%
Precision rolled strip products	10%	13%
Total	100%	100%
Segment EBITDA was $181.3 million, or 25.8% of sales, for the third quarter 2026, compared to segment EBITDA of $90.4 million, or 17.3% of sales, for the third quarter 2025. The increase in the segment EBITDA margin rate was primarily due to higher volume and pricing as well as a favorable sales mix.
Sales for the year-to-date period ended September 27, 2026 were $1.9 billion, an increase of $249.0 million, or 15%, compared to the year-to-date period ended September 28, 2025, primarily due to sales growth in the aerospace & defense markets, which increased $161.2 million, or 25%. This increase was primarily driven by sales growth to the defense market, which grew by 46%, as well as strong demand and pricing for commercial jet engine products, which grew 79% on a year-over-year basis. Sales to the specialty energy market also increased by 26% on demand for nuclear related products.
Comparative information for our AA&S segment revenues by market and their respective percentages of the segment’s overall revenues for the year-to-date periods ended September 27, 2026 and September 28, 2025 is as follows:

(in millions)	Year-to-date period ended		Year-to-date period ended
Markets	September 27, 2026		September 28, 2025
Aerospace & Defense:
Jet Engines- Commercial	$154.6	8%	$86.6	5%
Airframes- Commercial	367.3	20%	368.6	23%
Defense	297.9	16%	203.4	13%
Total Aerospace & Defense	819.8	44%	658.6	41%

Other Markets:
Electronics	113.0	6%	131.7	8%
Specialty Energy	152.9	8%	121.4	8%
Medical	54.6	3%	69.2	4%
Automotive	208.9	11%	180.8	11%
Conventional Energy	263.8	14%	267.3	17%
Construction/Mining	79.1	5%	82.5	5%
Other	171.4	9%	103.0	6%
Total Other Markets	1,043.7	56%	955.9	59%

Total	$1,863.5	100%	$1,614.5	100%
International sales as a percentage of total segment sales declined to 33% for the year-to-date period ended September 27, 2026, compared to 40% the prior year period. Comparative information for the AA&S segment’s major product categories, based on their percentages of revenue for the year-to-date periods ended September 27, 2026 and September 28, 2025, is presented in the following table. HRPF conversion service sales are excluded from this presentation.

	Year-to-date period ended
	September 27, 2026	September 28, 2025
Nickel-based alloys and specialty alloys	53%	51%
Titanium and titanium-based alloys	16%	19%
Zirconium and related alloys	21%	19%
Precision rolled strip products	10%	11%
Total	100%	100%
Segment EBITDA in the year-to-date period ended September 27, 2026 increased to $425.9 million, or 22.9% of total sales, compared to $250.5 million, or 15.5% of total sales, for the year-to-date period ended September 28, 2025. The increase in segment EBITDA margin rate, compared to the prior year period was primarily due to higher volume and pricing as well as a favorable sales mix. Results for the year-to-date period September 28, 2025 include a benefit of $2.8 million from the recognition of previously deferred employee retention tax credits and a benefit of $2.6 million due to a customer recovery for previously reserved accounts receivable.
Corporate Items
Corporate expenses for the third quarter of 2026 increased to $18.8 million, compared to $15.6 million for the third quarter 2025. The increase was primarily due to higher professional fees and insurance costs. For the year-to-date period ended September 27, 2026, corporate expenses were $50.7 million, compared to $48.4 million for the year-to-date period ended September 28, 2025. The increase in expenses was primarily due to higher insurance and employee benefit costs.
Closed operations and other income/expense for the third quarter 2026 was expense of $1.9 million, compared to income of $4.5 million for the third quarter 2025. For the year-to-date period ended September 27, 2026, closed operations and other income/expense was expense of $4.9 million, compared to income of $4.5 million. Closed operations and other income/expense for the quarter and year-to-date periods ended September 28, 2025 benefited from a $10.5 million gain from the sale of oil and gas rights.

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
At September 27, 2026, Managed working capital increased as a percentage of annualized sales to 32.9% compared to 32.5% at December 28, 2025. The increase in Managed working capital as a percentage of annualized sales was primarily due to seasonal inventory builds to support increased operating levels and the timing of shipments. As a result, gross inventory turns, which measures how many times we turn over our inventory relative to cost of sales in a year, did not change at September 27, 2026 compared to December 28, 2025. Days sales outstanding, which measures actual collection timing for accounts receivable, improved by 10% as of September 27, 2026 compared to December 28, 2025.
The computations of Managed working capital at September 27, 2026 and December 28, 2025 reconciled to the financial statement line items as computed under U.S. GAAP, were as follows.

(In millions)	September 27, 2026	December 28, 2025
Accounts receivable	$733.4	$686.1
Short-term contract assets	112.8	72.8
Inventory	1,657.2	1,403.2
Accounts payable	(632.1)	(568.2)
Short-term contract liabilities	(127.4)	(146.4)
Subtotal	1,743.9	1,447.5
Allowance for doubtful accounts	4.7	4.2
Inventory reserves	125.6	80.4
Net managed working capital held for sale	—	—
Managed working capital	$1,874.2	$1,532.1
Annualized prior 3 months sales	$5,694.7	$4,708.2
Managed working capital as a % of annualized sales	32.9%	32.5%
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
2033 Senior Notes
On June 3, 2026, the Company issued $450 million aggregate principal amount of 5.875% Senior Notes due 2033 (2033 Notes). Interest on the 2033 Notes is payable semi-annually in arrears at a rate of 5.875% per year. The 2033 Notes will mature on June 15, 2033. Net proceeds were $443.1 million from this issuance, of which approximately $350 million was used for the redemption of the Company’s 5.875% Senior Notes due 2027 (2027 Notes), and the remainder was used for liquidity and general corporate purposes.
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
Redemption of 2027 Senior Notes
On June 8, 2026, the Company exercised its right to redeem the entire outstanding $350 million aggregate principal amount of its 5.875% Notes due 2027 (2027 Notes), and The Bank of New York Mellon, as trustee, issued a notice of redemption to registered holders of the 2027 Notes. The 2027 Notes were fully redeemed on July 8, 2026 using a portion of the proceeds from the sale of the Company's 2033 Notes. The Company incurred debt extinguishment costs of approximately $1.2 million associated with the write-off of the related unamortized debt issuance costs.
As of September 27, 2026, there were no outstanding borrowings under the revolving portion of the ABL facility, and $29.3 million was utilized to support the issuance of letters of credit. At September 27, 2026, we had $442.3 million of cash and cash equivalents, and available additional liquidity under the ABL facility of approximately $570 million. Our next significant debt maturity is $325.0 million of 4.875% Senior Notes in the fourth quarter of fiscal year 2029.
Periodically, our Board of Directors authorizes the repurchase of ATI common stock (the “Share Repurchase Program”), most recently authorizing the repurchase of up to $700 million, as announced in September 2024, and an additional $500 million announced in February 2026. Repurchases under these programs are made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases are structured to occur within the pricing and volume requirements of SEC Rule 10b-18. In the quarter and year-to-date periods ended September 27, 2026, ATI used $70.0 million and $195.0 million, respectively, to repurchase 0.4 million and 1.2 million, respectively, of its common stock under the Share Repurchase Program. At September 27, 2026, the Company has utilized all of the $700 million in repurchase authority announced in September 2024 and $75 million of the additional repurchase authority announced in February 2026. As of September 27, 2026, total share repurchase authorization remaining under the active Share Repurchase Program was $425 million.
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
Our Total Debt to Adjusted EBITDA Leverage Ratio and Net Debt to Adjusted EBITDA Leverage Ratio at September 27, 2026 improved as compared to December 28, 2025, primarily due to higher earnings. The reconciliations of our Adjusted EBITDA Leverage ratios to the balance sheet and income statement amounts as reported under U.S. GAAP are as follows:

(in millions)	Quarter ended		Trailing 12-month period ended	Year ended
	September 27, 2026	September 28, 2025	September 27, 2026	December 28, 2025
Net income attributable to ATI	$189.8	$110.0	$555.6	$404.3
Net income attributable to noncontrolling interests	3.5	3.6	13.0	14.3
Net income	193.3	113.6	568.6	418.6
Interest expense	22.6	26.1	94.3	98.6
Depreciation and amortization	44.9	42.6	177.0	168.1
Income tax provision	51.5	31.0	128.6	103.7
Pension remeasurement loss	—	—	18.6	18.6
Restructuring and other charges	14.4	12.9	87.3	48.8
(Gain) loss on sales of business, net	—	(1.1)	0.3	2.9
Debt extinguishment charge	1.2	—	1.2	—
Adjusted EBITDA	$327.9	$225.1	$1,075.9	$859.3

Debt			$1,857.5	$1,749.4
Add: Debt issuance costs			15.2	11.6
Total debt			1,872.7	1,761.0
Less: Cash			(442.3)	(416.7)
Net debt			$1,430.4	$1,344.3

Total Debt to Adjusted EBITDA			1.74	2.05
Net Debt to Adjusted EBITDA			1.33	1.56

Cash Flow
Cash provided by operations was $414.6 million in the year-to-date period ended September 27, 2026, a significant improvement compared to cash provided by operating activities of $298.5 million in the year-to-date period ended September 28, 2025. The increase in cash provided by operations was primarily due to higher income, which was partially offset by changes in working capital balances, primarily inventory. Working capital balances, and consequently cash from operations, can fluctuate throughout any operating period based upon the timing of receipts from customers and payments to vendors.
Cash used in investing activities was $195.8 million in the year-to-date period ended September 27, 2026, which included $216.6 million for capital expenditures primarily for various growth projects to support the aerospace & defense markets. Cash used in investing activities was $149.0 million in the year-to-date period ended September 28, 2025, reflecting $187.9 million in capital expenditures. We expect to fund our capital expenditures with cash on hand and cash flow generated from our operations and, if needed, borrowings under the ABL facility.
Cash used in financing activities was $194.5 million in the year-to-date period ended September 27, 2026, which included $450.0 million for the issuance of the 2033 Notes. This inflow was offset by $375.7 million in payments on long-term debt and finance lease obligations, which includes $350.0 million for the redemption of the 2027 Senior Notes, $195.0 million to repurchase 1.2 million shares of ATI stock under our Share Repurchase Program, and $82.2 million to repurchase shares associated with income tax withholdings on share-based compensation. For the year-to-date period ended September 28, 2025, cash used in financing activities was $512.6 million, which included $470.0 million to repurchase 6.4 million shares of ATI stock under our Share Repurchase Program.
At September 27, 2026, cash and cash equivalents on hand totaled $442.3 million, an increase of $25.6 million from year end 2025. Cash and cash equivalents held by our foreign subsidiaries was $173.2 million at September 27, 2026, of which $106.1 million was held by the STAL joint venture.

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
Non-GAAP financial measures should be viewed in addition to, and not superior to or as an alternative for, the Company’s reported results prepared in accordance with GAAP. The following table provides the reconciliation of net income attributable to ATI to the Adjusted EBITDA non-GAAP financial measures:

(in millions)	Quarter ended		Year-to-date period ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income attributable to ATI	$189.8	$110.0	$459.0	$307.7
Net income attributable to noncontrolling interests	3.5	3.6	9.1	10.4
Net income	193.3	113.6	468.1	318.1
(+) Depreciation and amortization	44.9	42.6	133.9	125.0
(+) Interest expense	22.6	26.1	70.2	74.5
(+) Income tax provision	51.5	31.0	106.2	81.3
EBITDA	$312.3	$213.3	$778.4	$598.9
Adjustments for special items, pre-tax:
(+) Restructuring and other charges (a)	14.4	12.9	64.4	25.9
(-/+) (Gain) loss on sales of businesses, net (b)	—	(1.1)	—	2.6
(+) Debt extinguishment charge(c)	1.2	—	1.2	—
Adjusted EBITDA	$327.9	$225.1	$844.0	$627.4
Adjusted EBITDA as a % of sales	23.0%	20.0%	22.0%	18.4%
(a)Third quarter 2026: Restructuring and other charges of $14.4 million include $2.2 million of start-up and transaction-related costs, which are primarily included within cost of sales on the consolidated statements of operations. These charges also include $0.9 million of restructuring-related impairment costs for facility rationalization activities, $8.4 million of transformation-related costs, and $2.9 million for losses on the sale of accounts receivable, which are reported in selling and administrative expenses on the consolidated statements of operations.
Third quarter 2025: Restructuring and other charges of $12.9 million include $7.2 million of start-up and transaction-related costs, which are primarily reported within cost of sales on the consolidated statements of operations, and $3.6 million of transformation-related costs and $2.5 million for losses on sale of accounts receivable, which are reported in selling and administrative expense on the consolidated statements of operation. These charges were partially offset by credits of $0.4 million due to a reduction in severance-related reserves for restructuring in the AA&S segment.

Year-to-date 2026: Restructuring and other charges of $64.4 million include $23.4 million of start-up and transaction-related costs and $1.1 million of restructuring-related costs, which are primarily included within cost of sales on the consolidated statements of operations, and $20.2 million of transformation-related costs, $11.8 million of restructuring-related severance, impairment, and other costs, and $7.9 million for losses on sale of accounts receivable, which are reported in selling and administrative expense on the consolidated statements of operations.
Year-to-date 2025: Restructuring and other charges of $25.9 million include $17.2 million of start-up and transaction-related costs, which are primarily included within cost of sales on the consolidated statements of operations, and $4.7 million of transformation-related costs and $5.7 million for losses on the sale of accounts receivable, which are reported in selling and administrative expenses on the consolidated statements of operations. These charges were partially offset by credits of $1.7 million due to a reduction in severance-related reserves for a previous restructuring in the AA&S segment.
(b)(Gain) loss on sales of businesses, net, for the third quarter of 2025 includes a $1.1 million gain on the sale of a non-core operation in the HPMC segment. (Gain) loss on sales of businesses, net of $2.6 million for the year-to-date period ended September 28, 2025 also includes a $3.7 million loss on the sale of certain non-core European operations from the HPMC segment.
(c)Third quarter and year-to-date 2026 includes a pre-tax debt extinguishment charge of $1.2 million for the write-off of unamortized debt issuance costs related to the redemption of the $350 million of 5.875% Senior Notes due 2027.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As part of our risk management strategy, we utilize derivative financial instruments, from time to time, to hedge our exposure to changes in energy and raw material prices, foreign currencies, and interest rates. We monitor the third-party financial institutions which are our counterparties to these financial instruments daily and diversify our transactions among counterparties to minimize exposure to any one of these entities. Fair values for derivatives were measured using exchange-traded prices for the hedged items including consideration of counterparty risk and the Company's credit risk. Our exposure to volatility in interest rates is presently not material, as nearly all of our debt is at fixed interest rates.
Volatility of Interest Rates. We may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. Any gain or loss associated with this hedging arrangement was included in interest expense. There are no outstanding derivative interest rate contracts at September 27, 2026.
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
At September 27, 2026, the outstanding financial derivatives used to hedge our exposure to energy cost volatility consisted of natural gas hedges covering approximately 80% of our forecasted domestic requirements for natural gas for the remainder of 2026, approximately 55% for 2027, and approximately 15% for 2028. At September 27, 2026, the net mark-to-market valuation of the outstanding natural gas hedges was an unrealized pre-tax loss of $2.7 million, comprised of $0.2 million in prepaid expenses and other current assets, $0.5 million in other long-term assets, $3.0 million in other current liabilities and $0.4 million in other long-term liabilities on the balance sheet. For the quarter ended September 27, 2026, natural gas hedging activity increased cost of sales by $1.1 million.
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
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 27, 2026, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders, for an aggregate notional amount of approximately 5 million pounds of nickel with hedge dates through 2027. The aggregate notional amount hedged is approximately 7% of a single year’s estimated nickel raw material purchase requirements. These derivative instruments are used to hedge the variability of a selling price that is based on the London Metal Exchange (LME) index for nickel, as well as to hedge the variability of the purchase cost of nickel based on this LME index. Any gain or loss associated with these hedging arrangements is included in sales or cost of sales, depending on whether the underlying risk being hedged was the variable selling price or the variable raw material cost, respectively. At September 27, 2026, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $2.5 million, comprised of $1.0 million in prepaid expenses and other current assets and $3.5 million in other current liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies we expect to receive from our export sales for pre-established U.S. dollar amounts at specified dates. In addition, we may also hedge forecasted capital expenditures and designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 27, 2026, we had no material outstanding foreign currency forward contracts.

We may also use derivative instruments that are not designated as hedges to protect our results from certain fluctuations in foreign exchange rates, as well as to offset a portion of the foreign currency gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales or selling, general and administrative expenses on the consolidated statement of operations. We recognized $0.8 million of expense, net for settled foreign currency forward contracts that were not designated as hedges during the quarter ended September 27, 2026, and we recognized $1.8 million of expense, net for settled foreign currency forward contracts that were not designated as hedges during the year-to-date period ended September 27, 2026. We recognized $0.6 million and $2.3 million, respectively, of income, net, during the quarter and year-to-date periods ended September 28, 2025, which offset foreign currency gains/losses in the relevant currency. We have no significant outstanding hedges that are not designated as of September 27, 2026.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 27, 2026, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 27, 2026 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 27, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Pension Annuitization Litigation. In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits captioned (1) William L. Schoen, Mary J. Nesbit, Robin L. Rosewicz, George E. Poole and James E. Swartz, Jr., individually and as representatives of a class of participants and beneficiaries of the Allegheny Technologies Incorporated Pension Plan v. ATI Inc., The Allegheny Technologies Incorporated Pension Plan Administrative Committee, State Street Global Advisors Trust Co., and John Does 1-5 (Case No. 2:24-cv-01109) and (2) John Souza and Karen Souza, individually and as representatives on behalf of a class of similarly situated persons v. ATI Inc. and State Street Global Advisors Trust Co. (Case No. 2:24-cv-01214), both of which are filed in federal district court for the Western District of Pennsylvania (the District Court). These lawsuits, which were consolidated in late 2024, assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. The Company filed a Motion to Dismiss the consolidated claims in January 2025. Following an August 2025 hearing on the Motion to Dismiss, the magistrate judge overseeing the Motion issued a report recommending that all of the plaintiffs’ claims be dismissed for lack of standing. In July 2026, the District Court granted the Company's Motion to Dismiss. In August 2026, Plaintiffs noticed an appeal of the District Court's decision to the Court of Appeals for the Third Circuit. The Company disputes and intends to vigorously defend against these claims but cannot predict their outcome or estimate any range of reasonably possible loss at this time.

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

In August 2024, the Company received notice that it and certain of its affiliates are parties to two lawsuits, filed in federal district court for the Western District of Pennsylvania (the District Court), that assert various claims associated with the Company’s October 2023 purchase of group annuity contracts to transfer a portion of its U.S. qualified defined benefit pension plan obligations to Athene Annuity and Life Company and Athene Annuity & Life Assurance of New York. These two lawsuits were consolidated in late 2024, and in January 2025, we filed a motion to dismiss the consolidated claims. Following an August 2025 hearing on the motion to dismiss, the magistrate judge covering the Motion issued a report recommending that all of the plaintiffs’ claims be dismissed for lack of standing. In July 2026, the District Court granted the Company’s Motion to Dismiss. In August 2026, Plaintiffs noticed an appeal of the District Court's decision to the Court of Appeals for the Third Circuit. The Company disputes and intends to vigorously defend against these claims but cannot predict their outcome or estimate any range of reasonably possible loss at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprised of shares repurchased by ATI under the $700 million Share Repurchase Program authorized by the Company’s Board of Directors in September 2024 shares repurchased by ATI under the additional $500 million in repurchase authority announced in February 2026, and shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation. The Company’s current Stock Repurchase Program has no time limit, does not obligate the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time by the Board of Directors without prior notice.

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b) (c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29, 2026 - August 2, 2026	1,089	$193.72	—	$495,001,556
August 3, 2026 - August 30, 2026	1,173	$188.20	—	$495,001,556
August 31, 2026 - September 27, 2026	350,920	$199.62	350,691	$425,001,759
Total	353,182	$199.57	350,691	$425,001,759
(a) Includes shares repurchased by ATI from employees to satisfy employee-owed taxes on share based compensation.
(b) Share repurchases are inclusive of amounts for any relevant commissions.
(c) Excludes excise taxes incurred on share repurchases

Item 5.	Other Information
Rule 10b5-1 Plan Elections

During the fiscal quarter ended September 27, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934 (the Exchange Act), adopted or terminated any "Rule 10b5-1 trading arrangements," as such term is defined in Item 408(c) of Regulation S-K under the Exchange Act.

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
ATI INC.
(Registrant)

Date:	October 29, 2026	By	/s/ James Robert Foster
James Robert Foster
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2026	By	/s/ Michael B. Miller
Michael B. Miller
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)